Form 10-Q
period 2010-06-30
CODEXIS INC
filed 2010-08-06
CIK 1200375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2010, there were 34,198,661 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended June 30, 2010

Codexis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$51,413	$31,785
Marketable securities	48,894	23,778
Accounts receivable, net of allowances of $12 at June 30, 2010 and December 31, 2009, respectively	7,197	7,246
Related party accounts receivable	92	—
Inventories	2,176	2,915
Prepaid expenses and other current assets	4,788	1,658

Total current assets	114,560	67,382
Restricted cash	668	731
Property and equipment, net	21,332	21,581
Intangible assets, net	650	928
Goodwill	3,241	3,241
Other non-current assets	3,224	5,173

Total assets	$143,675	$99,036

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,036	$9,999
Accrued compensation	5,041	6,518
Related party payable	268	1,314
Other accrued liabilities	7,550	10,376
Redeemable convertible preferred stock warrant liability	—	2,009
Deferred revenues	501	2,240
Related party deferred revenues	4,084	13,161
Financing obligations	5,367	5,368

Total current liabilities	30,847	50,985
Deferred revenues, net of current portion	1,764	1,856
Related party deferred revenues, net of current portion	5,445	7,487
Financing obligations, net of current portion	—	2,574
Other long-term liabilities	1,324	1,307
Commitments and contingencies
Redeemable convertible preferred stock issuable in series A to F	—	179,672
Stockholders’ equity (deficit):
Common stock	4	—
Additional paid-in capital	269,077	15,015
Accumulated other comprehensive income (loss)	137	(252)
Accumulated deficit	(164,923)	(159,608)

Total stockholders’ equity (deficit)	104,295	(144,845)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$143,675	$99,036

Codexis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product	$8,484	$4,193	$14,760	$8,765
Related party collaborative research and development	14,653	14,544	30,695	28,963
Collaborative research and development	851	461	1,511	869
Government grants	492	—	3,214	12

Total revenues	24,480	19,198	50,180	38,609
Costs and operating expenses:
Cost of product revenues	6,075	3,412	11,293	7,268
Research and development	13,004	12,112	25,986	27,246
Selling, general and administrative	8,652	6,178	17,252	12,241

Total costs and operating expenses	27,731	21,702	54,531	46,755

Loss from operations	(3,251)	(2,504)	(4,351)	(8,146)
Interest income	46	45	74	76
Interest expense and other, net	(654)	(358)	(1,012)	(786)

Loss before provision for income taxes	(3,859)	(2,817)	(5,289)	(8,856)
Provision for income taxes	87	41	26	95

Net loss	$(3,946)	$(2,858)	$(5,315)	$(8,951)

Net loss per share of common stock, basic and diluted	$(0.15)	$(1.09)	$(0.36)	$(3.44)

Weighted average common shares used in computing net loss per share of common stock, basic and diluted	26,557	2,613	14,701	2,602

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(5,315)	$(8,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	302	462
Depreciation and amortization of property and equipment	3,438	2,346
Revaluation of redeemable convertible preferred stock warrant liability	677	6
Stock-based compensation	3,951	1,893
Amortization of debt discount	104	200
Accretion (amortization) of premium/discount on marketable securities	183	131
Changes in operating assets and liabilities:
Accounts receivable	(42)	91
Inventories	739	(630)
Prepaid expenses and other current assets	(3,126)	(617)
Other assets	2,395	50
Accounts payable	(1,413)	(1,952)
Accrued compensation	(1,477)	139
Related party payable	(1,046)	2
Other accrued liabilities	(5,133)	(3,924)
Deferred revenues	(12,950)	1,290

Net cash used in operating activities	(18,713)	(9,464)
Investing activities:
Decrease in restricted cash	65	203
Purchase of property and equipment	(3,192)	(4,518)
Purchase of marketable securities	(49,051)	(28,802)
Proceeds from sale of marketable securities	1,605	—
Proceeds from maturities of marketable securities	21,960	11,500

Net cash used in investing activities	(28,613)	(21,617)
Financing activities:
Principal payments on financing obligations	(2,681)	(2,674)
Payments in preparation for initial public offering	(3,106)	—
Proceeds from issuance of preferred stock	—	40,000
Proceeds from issuance of common stock on IPO	72,539	—
Proceeds from exercises of stock options	254	62

Net cash provided by financing activities	67,006	37,388

Effect of exchange rate changes on cash and cash equivalents	(52)	(56)
Net increase in cash and cash equivalents	19,628	6,251
Cash and cash equivalents at the beginning of the period	31,785	21,903

Cash and cash equivalents at the end of the period	$51,413	$28,154

Reclassification of preferred stock from liability to additional paid-in capital	$2,686	$—

Conversion of preferred stock to common stock and additional paid-in capital	$179,672	$—

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

1. Description of Business

Codexis, Inc. (“we” or “Codexis”) is a developer of proprietary biocatalysts, which are enzymes or microbes that initiate or accelerate chemical reactions. We are currently selling our biocatalysts to customers in the pharmaceutical industry and are engaged in a multi-year research and development collaboration with Equilon Enterprises LLC dba Shell Oil Products US (“Shell”) to develop biocatalysts for use in producing advanced biofuels. We are also using our technology platform to pursue biocatalyst-enabled solutions in other bioindustrial markets, including carbon management, water treatment and chemicals. We were originally incorporated in Delaware in January 2002 as a wholly-owned subsidiary of Maxygen, Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheets as of December 31, 2009 and June 30, 2010, and the interim condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2010, and cash flows for the six months ended June 30, 2009 and 2010 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Prospectus filed with the SEC on April 22, 2010 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2010 and results of our operations for the three and six months ended June 30, 2009 and 2010, and cash flows for the six months ended June 30, 2009 and 2010. The interim results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The unaudited interim condensed consolidated financial statements include the accounts of Codexis and our wholly-owned subsidiaries. We have subsidiaries in United States, Germany, Hungary, India, Mauritius, The Netherlands and Singapore. All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering (IPO)

On April 27, 2010, we completed our initial public offering of common stock (“IPO”) selling 6,000,000 shares at an offering price of $13.00 per share, resulting in net proceeds of approximately $67.5 million, after deducting underwriting discounts, commissions and other related transaction costs

Upon the closing of the IPO, our outstanding shares of redeemable convertible preferred stock were automatically converted into 25,307,446 shares of common stock, our outstanding preferred stock warrants were automatically converted into common warrants to purchase a total of 288,438 shares of common stock and the related redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Revenue and expense amounts are translated at average rates during the period. For the six months ended June 30, 2009 and

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

2010, we recorded a translation adjustment loss of $56,000 and $66,000, respectively. For the three months ended June 30, 2009, we recorded a translation adjustment gain of $221,000 and a translation adjustment loss of $38,000 for the three months ended June 30, 2010. Where the U.S. dollar is the functional currency, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in U.S. dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, marketable securities, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short maturities. Based on borrowing rates currently available to us for loans with similar terms, the carrying values of our financing obligations approximate their fair values. The fair value of the redeemable convertible preferred stock warrants as of December 31, 2009 and at the date of conversion from a preferred stock warrant to a common stock warrant was measured by using the Black-Scholes option pricing model.

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, corporate debt obligations, government-sponsored enterprise securities, and money market accounts. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Marketable securities included in current assets are primarily comprised of government-sponsored enterprise securities and U.S. Treasury obligations. Our investment in common shares of CO2 Solution Inc. (“CO2 Solution”) is included in other non-current assets. Our investments in debt and equity securities are classified as available-for-sale and are carried at estimated fair value. There were no significant realized gains or losses from sales of marketable securities during the six months ended June 30, 2009 and 2010. At June 30, 2010, we did not have any other-than-temporary declines in the fair value of our marketable securities.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is presumed to have an indefinite life and is not subject to annual amortization. We review goodwill for impairment at the company level, which is the sole reporting unit, on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We performed the annual impairment test for these assets as of October 1, 2009. This test did not indicate an impairment. There have been no events since October 1, 2009 that would require us to perform an additional assessment for the impairment of our goodwill.

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

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

•

Revenues related to FTE services are recognized as research services are performed over the related performance periods for each contract. We are required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are based on a contractual reimbursement rate per FTE working on the project. When up-front payments are combined with FTE services in a single unit of accounting, we recognize the up-front payments using the proportionate performance method of revenue recognition based upon the actual amount of research and development labor hours incurred relative to the amount of the total expected labor hours to be incurred by us, up to the amount of cash received. In cases where the planned levels of research services fluctuate substantially over the research term, we are required to make estimates of the total hours required to perform our obligations. Research and development expenses related to FTE services under the collaborative research and development agreements approximate the research funding over the term of the respective agreements.

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

•

We license mutually agreed upon third-party technology for use in our research and development collaboration with Shell. We record the license payments to research and development expense and offset related reimbursements received from Shell. These payments made by Shell to us are direct reimbursements of our costs. We account for these direct reimbursable costs as a net amount, whereby no expense or revenue is recorded for the costs reimbursed by Shell. For any payments not reimbursed by Shell, we will recognize these as expenses in the statement of operations. We elected to present the reimbursement from Shell as a component of our research and development expense since presenting the receipt of payment from Shell as revenues does not reflect the substance of the arrangement.

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

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

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

Comprehensive Loss

Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gain (loss) on marketable securities. The following table presents comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(3,946)	$(2,858)	$(5,315)	$(8,951)
Currency translation adjustments	(38)	221	(66)	(56)
Unrealized gain on marketable securities	168	12	455	5

Comprehensive loss	$(3,816)	$(2,625)	$(4,926)	$(9,002)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(3,946)	$(2,858)	$(5,315)	$(8,951)

Denominator:
Weighted-average shares of common stock outstanding	26,561	2,628	14,706	2,619
Less: Weighted-average shares of common stock subject to repurchase	(4)	(15)	(5)	(17)

Weighted-average shares of common stock used in computing net loss per share of common stock, basic and diluted	26,557	2,613	14,701	2,602

Net loss per share of common stock, basic and diluted	$(0.15)	$(1.09)	$(0.36)	$(3.44)

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

The following table presents the securities not included in the net loss per share calculations for the periods ended June 30, 2009 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Redeemable convertible preferred stock	—	24,754	—	24,754
Common stock subject to repurchase	3	12	3	12
Options to purchase common stock	8,463	7,133	8,463	7,133
Warrants to purchase redeemable convertible preferred stock	—	288	—	288
Warrants to purchase common stock	297	39	297	39

Total	8,763	32,226	8,763	32,226

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

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations.

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

In March 2009, we amended our collaborative research agreement and license agreement with Shell. In connection with these amendments, Shell purchased Series F redeemable convertible preferred stock for gross proceeds of $30.0 million and agreed to pay us (1) additional research funding at specified rates per FTE working on the project during the research term and (2) additional milestone payments upon the achievement of milestones.

In accordance with our revenue recognition policy, the $20.0 million up-front exclusivity fee and the research funding fees to be received for FTE services are recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by us over the five-year research period commencing November 2007. Milestones to be earned under this agreement have been determined to be at risk at the inception of the arrangement and substantive and are expected to be recognized upon achievement of the milestone and when collectability is reasonably assured. We recorded milestone revenues of $1.4 million during six months ended June 30, 2010, (none in the three and six months ended June 30, 2009 or for the three months ended June 30, 2010).

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

Under the agreements with Shell, we have the right to license technology from third parties that will assist us in meeting objectives under the collaboration. If a third-party technology is identified and mutually agreed upon by both parties, Shell is obligated to reimburse us for the licensing costs of the technology. Payments made by us to the third-party providers were recorded as research and development expenses related to our collaborative research agreement with Shell. None of the acquired licenses are expected to be used in products that will be sold within the next year and the phase of the project has not reached technological feasibility. Shell reimbursed us for licensing costs of $7.3 million and $175,000 for the six months ended June 30, 2009 and 2010, respectively. Shell reimbursed us for licensing costs of $5.3 million and $58,000 for the three months ended June 30, 2009 and 2010, respectively. We record these reimbursements against the costs incurred.

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

In August 2006, we broadened our relationship with Arch by entering into an enzyme and supply agreement, a supply agreement and a master services agreement, which we call the 2006 Agreements. The 2006 Agreements, among other things, provided biocatalyst supply specifications from us to Arch, intermediate supply from Arch to us, and services to be performed by Arch over the four-year term of the agreements. Under the 2006 Agreements, we agreed to pay Arch up to $1.6 million for certain chemical process and manufacturing method development services as Arch delivers them over the course of the master services agreement. As of June 30, 2010, we had a remaining obligation of $100,000 due to Arch. As of December 31, 2009, we had a remaining obligation of $350,000 due to Arch.

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

In February 2010, we consolidated certain of the contractual terms in our agreements with Arch by simultaneously terminating all of our existing agreements with Arch, other than the Master Services Agreement with Arch entered into as of August 1, 2006, and entering into new agreements with Arch. The new agreements, among other things, provide for biocatalyst supply from us to Arch and intermediate supply from Arch to us. .We sell the biocatalysts to Arch at cost, and Arch manufactures the intermediates on our behalf. Arch sells the intermediates to us at a formula-based price, which results in a fixed percentage profit share. We then directly market and sell the intermediates to a specified group of customers in the generic pharmaceutical industry.. Under the new agreements, Arch may also sell intermediates directly to other customers, and a license royalty is owed by Arch to us based on the volume of product they sell to us and their other customers, Sales of intermediates Arch under the prior agreements were recognized net of the manufacturing costs charged by Arch. Total product and collaborative research and development revenues recorded from Arch were $126,000 and $191,000 during the three and six months ended June 30, 2009 and $11,000 in the three and six months ended June 30, 2010. Royalties owed by Arch were $135,000 and $162,000 for the three and six months ended June 30, 2010. No royalties were owed by Arch in 2009.

In May 2010, we paid Arch an advance of $2.0 million for the production of certain enzyme products. This amount is recorded as a prepaid asset on our condensed consolidated balance sheet at June 30, 2010. Upon our future purchases of this product from Arch, we will offset amounts billed by Arch against the prepaid amount. We expected to purchase this inventory in 2010.

4. Joint Development Agreement with CO2 Solution

On December 15, 2009, we entered into an exclusive joint development agreement with CO2 Solution, a company based in Quebec City, Quebec, Canada, whose shares are publicly traded in Canada on TSX Venture Exchange. The joint development agreement expires in January 2011. Under the agreement, we obtained a research license to CO 2 Solution’s intellectual property and agreed to conduct research and development activities jointly with CO2 Solution with the goal of advancing the development of carbon capture technology. We also purchased 10,000,000 common shares (approximately 16.6% of total common shares outstanding) of CO2 Solution in a private placement subject to a four-month statutory resale restriction. This restriction expired April 15, 2010. In February of 2010, our Chief Executive Officer was appointed to the board of directors of CO2 Solution.

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

We concluded that through June 30, 2010, we did not have the ability to exercise significant influence over CO2 Solution’s operating and financial policies. We consider our investment in CO2 Solution common shares as an investment in a marketable security that is available for sale, and carry it at fair value in other non-current assets, with changes in fair value recognized in accumulated other comprehensive income (loss). As of June 30, 2010 our shares of CO2 Solution are no longer subject to any restrictions on sales and we have estimated the fair value of common shares using the fair value as of June 30, 2010, as determined by trading on TSX Venture Exchange. Accordingly, we have reclassified our investment in CO2 Solution from a level 3 to level 1 investment as discussed in Note 6.

At December 31, 2009, the estimated fair value of our investment in CO2 Solution restricted common stock was $1.2 million and the unrealized loss was $145,000. At June 30, 2010, the estimated fair value of our investment in CO2 Solution common stock was $1.8 million and the unrealized gain was for the three and six months ended June 30, 2010 was $0.1 million and $0.6 million, respectively recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

5. Balance Sheets and Statements of Operations Details

Cash Equivalents and Marketable Securities

At June 30, 2010, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$13,653	$—	$—	$13,653	n/a
Government-sponsored enterprise securities	69,882	14	—	69,896	49
Corporate debt obligations	10,340	5	(1)	10,344	59
Common shares of CO2 Solution	1,316	497	—	1,813	n/a

Total	$95,191	$516	$(1)	$95,706

At December 31, 2009, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$23,722	$—	$—	$23,722	n/a
U.S. Treasury obligations	1,754	1	—	1,755	61
Government-sponsored enterprise securities	23,507	20	(2)	23,525	77
Common shares of CO2 Solution	1,316	—	(145)	1,171	n/a

Total	$50,299	$21	$(147)	$50,173

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

Inventories

Inventories, net consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$1,380	$1,210
Work in process	97	198
Finished goods	699	1,507

Total inventories	$2,176	$2,915

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Laboratory equipment	$26,912	$24,381
Leasehold improvements	10,673	9,221
Computer equipment and software	2,677	2,079
Office equipment and furniture	773	732
Construction in progress (1)	957	2,449

	41,992	38,862
Less: accumulated depreciation and amortization	(20,660)	(17,281)

Property and equipment, net	$21,332	$21,581

(1)	Construction in progress includes equipment received but not yet placed into service pending installation.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,098	$(2,894)	$204	$3,098	$(2,753)	$345
Developed and core technology	1,534	(1,090)	444	1,534	(968)	566
Tradename	99	(99)	—	99	(99)	—
Noncompete agreements	90	(88)	2	90	(73)	17

	$4,821	$(4,171)	$650	$4,821	$(3,893)	$928

Amortization expense for intangible assets totaled $278,000 and $438,000 for six months ended June 30, 2010 and 2009, respectively. Amortization expense for intangible assets totaled $93,000 and $225,000 for three months ended June 30, 2010 and 2009, respectively.

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

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

The following table presents our financial instruments that were measured at fair value on a recurring basis at June 30, 2010 by level within the fair value hierarchy (in thousands):

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$13,653	$—	$—	$13,653
Government-sponsored enterprise securities	—	69,896	—	69,896
Corporate debt obligations	—	10,344	—	10,344
Common shares of CO2 Solution	1,813	—	—	1,813

Total	$15,466	$80,240	$—	$95,706

Financial Liability
Redeemable convertible preferred stock warrant liability	$—	$—	$—	$—

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

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

The change in the fair value of the common shares of CO2 Solution is summarized below (in thousands):

Estimated Fair Value
Fair value at December 31, 2009	$1,171
Change in fair value recorded in accumulated other comprehensive income (loss)	642

Fair value at June 30, 2010	$1,813

The change in the fair value of the warrant liability is summarized below (in thousands):

Estimated Fair Value
Fair value at December 31, 2009	$2,009
Change in fair value recorded in interest expense and other, net	677
Reclass of redeemable convertible preferred stock warrant liability to additional paid-in capital on IPO	(2,686)

Fair value at June 30, 2010	$—

7. Related Party Transactions with Maxygen

Maxygen founded Codexis in 2002 and remains one of our stockholders. We are required to pay Maxygen a fee based on a percentage of all consideration we receive from third parties related to the use of certain intellectual property owned or controlled by Maxygen in the specified field of biofuels. We expense all payments owed to Maxygen as they become due as collaborative research and development expenses, which we report as research and development expenses in our condensed consolidated statements of operations. Currently, we pay Maxygen a fee based on our collaborative research and development agreement with Shell (see Note 3). We expensed $3.9 million and $0.7 million during the six months ended June 30, 2009 and 2010, respectively. We expensed $0.4 million and $0.2 million during the three months ended June 30, 2009 and 2010, respectively. Amounts payable to Maxygen were $1.3 million and $0.3 million at December 31, 2009 and June 30, 2010, respectively recorded as related party payable in our consolidate balance sheets.

8. Financing Obligations

Financing obligations, net of debt discounts and issuance costs, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
General Electric Capital Corporation and Oxford Finance Corporation (2007 agreement)	$5,315	$7,789
Oxford Finance Corporation (2005 agreement)	52	153

Total loans payable	5,367	7,942
Less: current portion	(5,367)	(5,368)

Financing obligations, net of current portion	$—	$2,574

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

In September 2007, we entered into a loan and security agreement with General Electric Capital Corporation and Oxford Finance Corporation (“GE Capital Loan”) under which we can borrow up to $15.0 million. During the year ended December 31, 2007, we drew down the entire $15.0 million, net of issuance costs. In connection with the execution of the loan and security agreement, we incurred costs of $269,000 and, in addition, we issued the lenders a warrant to purchase 72,727 shares of Series D redeemable convertible preferred stock with an estimated fair value of $297,000, which as of June 30, 2010 was recorded in the condensed consolidated balance sheet as a debt discount that was being amortized to interest expense over the life of the loans (see Note 10). The loan and security agreement provides for six monthly payments of interest only and 36 monthly installments of principal and interest, with an additional 4% payment due upon final maturity of each funding. Interest accrues at 9.4% per annum.

The loan is secured by substantially all of our assets except for intellectual property and contains a number of covenants and restrictions. As of December 31, 2009 and June 30, 2010, we were in compliance with the covenants of the loan and security agreement.

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

Upon completion of our initial public offering on April 27, 2010, (see Note 11), all redeemable convertible preferred stock warrants were automatically converted to common stock warrants. At June 30, 2010, the following warrants were issued and outstanding:

Class of Shares upon Exercise	Shares Subject to warrants	Exercise Price per Share	Expiration
Common	6,066	$1.05	October 25, 2012
Common	215,711	$5.96	May 25, 2013
Common	2,384	$12.45	February 9, 2016
Common	72,727	$8.25	September 28, 2017

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

11. Stockholders’ Deficit

In 2002, we adopted the 2002 Stock Plan (the “2002 Plan”), under which our board of directors may issue incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. On March 30, 2010, our board of directors approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of the IPO. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under our 2002 Plan but which remain unissued were added to the shares reserved under our 2010 Plan. As of June 30, 2010, we had reserved 10,505,094 shares of common stock for issuance under the 2002 Plan, which were added to the 1,100,000 shares reserved under our 2010 Plan. We do not expect any further grants under the 2002 Plan.

During the six months ended June 30, 2010, we issued 192,186 common shares for stock options exercised and 29,408 common shares for warrants exercised.

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

The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$110	$119	$194	$200
Research and development	769	382	1,374	803
Sales, general and administrative	1,417	461	2,383	890

	$2,296	$962	$3,951	$1,893

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

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

Changes in restructuring related to the 2008 and 2009 restructuring plans in accrued liabilities in our condensed consolidated balance sheets as of June 30, 2010 were as follows (in thousands):

	Sevarance		Facilities and contract termination costs		Total
	2009 Plan	2008 Plan	2009 Plan	2008 Plan	2009 Plan	2008 Plan
Balance at December 31, 2009	$155	$63	$—	$391	$155	$454
Restructuring	—	—	—	—	—	—
Cash payments	(155)	—	—	(156)	(155)	(156)
Non-cash charges	—	—	—	—	—	—

Balance at June 30, 2010	$—	$63	$—	$235	$—	$298

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

Operations outside of the United States consist principally of research and development and sales activities. Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Americas(1)	$17,003	$15,463	$33,534	$31,000
Europe	1,548	1,752	4,594	3,560
Asia	5,929	1,983	12,052	4,049

	$24,480	$19,198	$50,180	$38,609

(1)	Primarily United States

Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Long-lived assets
Americas(1)	$17,359	$19,439
Europe	3,907	3,911
Asia	3,940	4,332

	$25,206	$27,682

(1)	Primarily United States

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our final prospectus dated April 22, 2010 and filed with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

To date, we have generated revenues primarily from collaborative research and development funding, pharmaceutical product sales and government grants. Our revenues have increased in each of the last three fiscal years, growing from $25.3 million in 2007, to $50.5 million in 2008 to $82.9 million in 2009. Our revenues increased from $38.6 million for the six months ended June 30, 2009 to $50.2 million for the six months ended June 30, 2010.

Most of our revenues since inception have been derived from collaborative research and development arrangements, which accounted for 52%, 66% and 78% of our revenues in 2007, 2008 and 2009, respectively. Collaborative research and development arrangements accounted for 77% and 64% of our revenues for the six months ended June 30, 2009 and 2010, respectively. Related party collaborative research and development received from Shell accounted for 33%, 60% and 76% of our revenues in 2007, 2008 and 2009, respectively. Related party collaborative research and development received from Shell accounted for the 75% and 61% of our revenues for the six months ended June 30, 2009 and 2010, respectively. Our product sales have increased in each of the last three fiscal years, from $11.4 million in 2007, to $16.9 million in 2008 and to $18.6 million in 2009. Our product sales increased from $8.8 million for the six months ended June 30, 2009 to $14.8 million for the six months ended June 30, 2010.

Notwithstanding our revenue growth, we have continued to experience significant losses as we have invested heavily in research and development and administrative infrastructure in connection with the growth in our business. In light of the growth in market acceptance of our products and services to date, we currently intend to increase our investment in research and development, such that we do not expect to achieve profitability prior to at least 2012. As of June 30, 2010, we had an accumulated deficit of $164.9 million. We incurred net losses of $39.0 million, $45.1 million and $20.3 million in the years ended December 31, 2007, 2008 and 2009, respectively and a net loss of $5.3 million for the six months ended June 30, 2010.

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

Revenues and Operating Expenses

Revenues

Our revenues are comprised of collaborative research and development revenues, product revenues and government grants. Collaborative research and development revenues include license, technology access and exclusivity fees, FTE payments, milestones, royalties, and optimization and screening fees. We report our collaborative research and development revenues under two categories consisting of revenues from (i) related parties and (ii) all other collaborators. Related party collaborative research and development revenues consist of revenues from Shell. Product revenues consist of sales of biocatalysts, intermediates, API’s and Codex Biocatalyst Panels. Government grants consist of payments from government entities. The terms of these grants generally provide us with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Historically, we have received government grants from Germany and the United States. We expect to receive additional grants from the United States and other governments in the future. During the six months ended June 30, 2010, we received $3.2 million from the Singapore Economic Development Board (“EDB”) as part of a development grant.

Cost of Product Revenues

Cost of product revenues includes both internal and third-party fixed and variable costs including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product revenues.

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects as well as partner funded collaborative research and development activities. These costs include license and royalty fees payable to Maxygen for consideration that we receive in connection with our biofuels collaboration, our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), facility costs, supplies, depreciation of facilities, and laboratory equipment, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. License and royalty fees payable to Maxygen may fluctuate depending on the timing and type of consideration received from Shell in connection with our biofuels research and development collaboration. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.

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

Critical Accounting Policies and Estimates

The interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our condensed consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis. There have been no significant changes since we filed our Prospectus with the SEC on April 22, 2010.

Financial Operations Overview

The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended June 30,		% of Total Revenues		Six Months Ended June 30,		% of Total Revenues
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues:
Product	$8,484	$4,193	35%	22%	$14,760	$8,765	30%	23%
Related party collaborative R&D	14,653	14,544	60%	76%	30,695	28,963	61%	75%
Collaborative R&D	851	461	3%	2%	1,511	869	3%	2%
Government grants	492	—	2%	0%	3,214	12	6%	0%

Total Revenues	24,480	19,198	100%	100%	50,180	38,609	100%	100%

Costs and operating expenses:
Cost of product revenues	6,075	3,412	25%	18%	11,293	7,268	23%	19%
Research and development	13,004	12,112	53%	63%	25,986	27,246	52%	71%
Selling, general and administrative	8,652	6,178	35%	32%	17,252	12,241	34%	32%

Total costs and operating expenses	27,731	21,702	113%	113%	54,531	46,755	109%	121%

Loss from operations	(3,251)	(2,504)	nm	nm	(4,351)	(8,146)	nm	nm
Interest income	46	45	0%	0%	74	76	0%	0%
Interest expense and other, net	(654)	(358)	nm	nm	(1,012)	(786)	nm	nm

Loss before provision for income taxes	(3,859)	(2,817)	nm	nm	(5,289)	(8,856)	nm	nm
Provision for income taxes	87	41	0%	0%	26	95	0%	0%

Net loss	$(3,946)	$(2,858)	nm	nm	$(5,315)	$(8,951)	nm	nm

NM = not meaningful

Three months ended June 30, 2010 compared to three months ended June 30, 2009.

Revenues

	Three Months Ended June 30,		Change
(In Thousands)	2010	2009	$	%
Product	$8,484	$4,193	$4,291	102%
Related party collaborative R&D	14,653	14,544	109	1%
Collaborative R&D	851	461	390	85%
Government grants	492	—	492	nm

Total revenues	$24,480	$19,198	$5,282	28%

Revenues increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to increased product sales, government grants, and collaborative research and development projects.

Product revenues increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to an increase in product sales to certain pharmaceutical customers during 2010 and the sale of new product offerings during 2010.

Related party collaborative research and development revenues increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to contractual increases in the billing rates for FTEs engaged in our expanded research and development collaboration with Shell.

Collaborative research and development revenues increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to pharmaceutical research services performed under the December, 2009 research agreement with Teva Pharmaceutical Industries, Ltd (“2009 Teva Agreement”).

Government grant revenues increased due to the recognition of a grant from the EDB for $0.5 million during the three months ended June 30, 2010. There was no grant revenue in the second quarter of 2009.

Our top five customers accounted for 88% and 90% of our total revenues for the three months ended June, 30, 2010 and 2009, respectively. Shell accounted for 60% and 76% of our total revenues for the three months ended June, 30, 2010 and 2009, respectively.

Cost of Product Revenues

	Three Months Ended June 30,		Change
(In Thousands)	2010	2009	$	%
Cost of revenues:
Product	$6,075	$3,412	$2,663	78%

Gross profit:
Product	$2,409	$781	$1,628	208%

Product gross margin %	28%	19%

The increase in cost of product revenues during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily attributable to an increase in product sales. Gross margins in the three months ended June 30, 2010 increased to 28% from 19% in the three months ended June 30, 2009, due to several sales with higher product margins during 2010 and a decrease in inventory write downs of approximately $0.5 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Operating Expenses

	Three Months Ended June 30,		Change
(In Thousands)	2010	2009	$	%
Research and development	$13,004	$12,112	$892	7%
Selling, general and administrative	8,652	6,178	2,474	40%

Total operating expenses	$21,656	$18,290	$3,366	18%

Research and Development. Research and development expenses increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to increases in depreciation and amortization expense of $0.5 million due to leasehold improvements and capital equipment acquisitions for lab space expansion. Research and development expenses included stock-based compensation expense of $0.9 million and $0.5 million during the three months ended June 30, 2010 and 2009, respectively. The stock-based compensation expense increase is attributable to additional options granted which carried accelerated vesting provisions effective upon the IPO.

Selling, General and Administrative. Selling, general and administrative expenses increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily due to a $1.5 million increase in compensation expenses (including stock-based compensation). Additionally, we had increased spending on consultants, contractors and outside advisory services by $0.5 million related to our public company readiness efforts. We received a benefit of $0.3 million in 2009 for the sublease of our former Pasadena facility. Selling, general and administrative expenses included stock-based compensation expense of $1.4 million and $0.5 million during the three months ended June 30, 2010 and 2009, respectively. The stock-based compensation expense increase is attributable to additional options granted which carried accelerated vesting provisions effective upon the IPO.

Other Income (Expense), net

	Three Months Ended June 30,		Change
(In Thousands)	2010	2009	$	%
Interest income	$46	$45	$1	2%
Interest expense and other, net	(654)	(358)	(296)	83%

Total other income (expense), net	$(608)	$(313)	$(295)	94%

Interest Income. Interest income increased marginally due to higher average cash, cash equivalents and marketable securities balances on hand during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 offset by interest income received at lower average interest rates.

Interest Expense and Other, Net. Interest expense and other, net, increased during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the recognition of $0.3 million in other expenses related to an increase in the fair value of our redeemable convertible preferred stock warrant liability through the IPO at which time redeemable convertible preferred stock warrants were converted into warrants to purchase common stock, and $0.4 million in unrealized foreign exchange losses related to our operations in Hungary. These increases were partially offset by a decrease in interest expense of $0.3 million due to the reduced debt obligation on our loan with General Electric Capital Corporation and Oxford Finance Corporation, or the GE Capital Loan.

Provision for Income Taxes. The tax provision for the three months ended June 30, 2009 and 2010 primarily consisted of income taxes attributable to foreign operations.

Six months ended June 30, 2010 compared to six months ended June 30, 2009.

Revenues

	Six Months Ended June 30,		Change
(In Thousands)	2010	2009	$	%
Product	$14,760	$8,765	$5,995	68%
Related party collaborative R&D	30,695	28,963	1,732	6%
Collaborative R&D	1,511	869	642	74%
Government grants	3,214	12	3,202	nm

Total revenues	$50,180	$38,609	$11,571	30%

Revenues increased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to increases from product sales, government grants, and collaborative research and development projects.

Product revenues increased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to an increase in product sales to certain pharmaceutical customers during 2010 and the sale of new products during 2010.

Related party collaborative research and development revenues increased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a milestone payment of $1.4 million, and an increase in the number of FTEs engaged in our research and development collaboration with Shell and the contractual increases in the billing rates for FTEs. The expansion of this collaboration resulted in an increase in the number of contractual FTEs from an average of 125 for the six months ended June 30, 2009 to an average of 128 for the six months ended June 30, 2010.

Collaborative research and development revenues increased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to pharmaceutical research services performed under the 2009 Teva Agreement.

Government grant revenues increased due to the recognition of a grant from the EDB for $3.2 million in the six months ended June 30, 2010.

Our top five customers accounted for 85% and 90% of our total revenues for the six months ended June 30 2010 and 2009, respectively. Shell accounted for 61% and 75% of our total revenues for the six months ended June, 30, 2010 and 2009, respectively.

Cost of Product Revenues

	Six Months Ended June 30,		Change
(In Thousands)	2010	2009	$	%
Cost of revenues:
Product	$11,293	$7,268	$4,025	55%

Gross profit:
Product	$3,467	$1,497	$1,970	132%

Product gross margin %	23%	17%

The increase in cost of product revenues during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to an increase in product sales. Gross margins in the six months ended June 30, 2010 increased to 23% from 17% in the six months ended June 30, 2009, due to a change in sales mix towards higher margin product sales during 2010 and a decrease in inventory write downs of approximately $0.3 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Operating Expenses

	Six Months Ended June 30,		Change
(In Thousands)	2010	2009	$	%
Research and development	$25,986	$27,246	$(1,260)	-5%
Selling, general and administrative	17,252	12,241	5,011	41%

Total operating expenses	$43,238	$39,487	$3,751	9%

Research and Development. Research and development expenses decreased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a $3.1 million reduction in royalty fees paid to Maxygen. The six months ended June 30, 2009 included $3.2 million paid to Maxygen as a royalty related to Shell’s increased equity investment in our company in 2009. This was partially offset by increases in depreciation and amortization expense of $1.0 million due to leasehold improvements and capital equipment acquisitions for lab space expansion and a $0.3 million increase in related lab supply costs. Research and development expenses included stock-based compensation expense of $1.6 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively. The stock-based compensation expense increase is attributable to additional options granted which carried accelerated vesting provisions effective upon the IPO.

Selling, General and Administrative. Selling, general and administrative expenses increased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a $2.9 million increase in compensation expenses (including stock-based compensation). Additionally, we had increased spending on consultants, contractors and outside advisory services by $1.8 million due to our public company readiness efforts and $0.3 million related to increased insurance costs associated with being a public company. Selling, general and administrative expenses included stock-based compensation expense of $2.4 million and $0.9 million during the six months ended June 30, 2010 and 2009, respectively. The stock-based compensation expense increase is attributable to additional options granted which carried accelerated vesting provisions effective upon the IPO.

Other Income (Expense), net

	Six Months Ended June 30,		Change
(In Thousands)	2010	2009	$	%
Interest income	$74	$76	$(2)	-3%
Interest expense and other, net	(1,012)	(786)	(226)	29%

Total other income (expense), net	$(938)	$(710)	$(228)	32%

Interest Income. Interest income decreased due to lower average interest rates received on our cash, cash equivalents and marketable securities balances during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Interest Expense and Other, Net. Interest expense and other, net, increased during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to the recognition of $0.7 million in other expenses related to an increase in the fair value of our redeemable convertible preferred stock warrant liability and $0.3 million in unrealized foreign exchange losses related to our operations in Hungary. These increases were offset by $0.4 million of other income due to contractual arrangements with Arch and a decrease in interest expense of $0.4 million due to the reduced debt obligation on the GE Capital Loan.

Provision for Income Taxes. The tax provision for the six months ended June 30, 2010 and 2009 primarily consisted of income taxes attributable to foreign operations.

Restructuring Charges

Restructuring Charges. In 2009, we reduced our cost structure by relocating our operations in Germany to facilities in the United States and in Singapore, rationalizing our product offerings, closing of our facility in Germany and terminating certain employees in Germany and the United States. We expensed approximately $0.4 million in employee severance and benefits, $0.4 million in lease termination costs and $0.5 million related to inventory write downs, for a total of $1.4 million. The inventory write downs of $0.5 million were included in cost of product revenues and the remaining $0.9 million was included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2009, $1.2 million related to these expenses had been paid or charged off and the remaining $0.2 million was recorded in other accrued liabilities on the condensed consolidated balance sheet. As of June 30, 2010, all remaining expenses associated with this restructuring were paid.

Liquidity and Capital Resources

(In Thousands)	June 30, 2010	December 31, 2009
Cash and cash equivalents	$51,413	$31,785
Marketable securities	48,894	23,778
Accounts receivable, net	7,289	7,246
Accounts payable, accrued compensation and accrued liabilities	20,895	28,207
Working capital (1)	83,713	16,397

(1)	Working capital consists of total current assets less total current liabilities.

(In Thousands)	Six Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(18,713)	$(9,464)
Net cash used in investing activities	(28,613)	(21,617)
Net cash provided by financing activities	67,006	37,388
Effect of foreign exchange rates on cash and cash equivalents	(52)	(56)

Net increase in cash and cash equivalents	$19,628	$6,251

Cash Flows from Operating Activities

Operating activities used $18.7 million of net cash during the six months ended June 30, 2010. We incurred a net loss of $5.3 million in the six months ended June 30, 2010, which included non-cash share-based compensation expense of $4.0 million and depreciation and amortization of $3.7 million. Changes in operating asset and liability accounts used $22.1 million of net cash during the six months ended June 30, 2010.

Operating activities used $9.4 million of net cash during the six months ended June 30, 2009. We incurred a net loss of $9.0 million in the six months ended June 30, 2009, which included non-cash share-based compensation expense of $1.9 million and depreciation and amortization of $2.8 million. Changes in operating asset and liability accounts used $5.5 million of net cash during the six months ended June 30, 2009.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Cash used in investing activities totaled $28.6 million during the six months ended June 30, 2010 and consisted of capital expenditures of $3.2 million primarily related to the purchase of manufacturing and lab equipment and an increase in marketable securities of $25.5 million.

Cash used by investing activities totaled $21.6 million during the six months ended June 30, 2009 and consisted of capital expenditures of $4.5 million primarily related to the purchase of manufacturing and lab equipment and an increase in marketable securities of $17.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $67.0 million during the six months ended June 30, 2010 including gross proceeds received related to our IPO of $72.5 million offset by payments in preparation for our IPO of $3.1 million and payments on financing obligations of $2.7 million.

Cash provided by our financing activities totaled $37.4 million during the six months ended June 30, 2009, primarily from the issuance and sale of 2.4 million shares of Series F redeemable convertible preferred stock for gross proceeds of $40.0 million, partially offset by $2.7 million in principal payments on our financing obligations.

Contractual Obligations and Commitments

Our contractual obligations relate primarily to borrowings under long-term debt obligations and operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. The following table summarizes the future commitments arising from our contractual obligations at June 30, 2010 (in thousands):

	Loans payable (1)	Operating leases (2)
Years ending December 31,
2011	2,711	1,528
2012	—	1,197
2013	—	329
2014	—	—

Total	$2,711	$3,054

(1)	Amounts include interest on financing obligations.
(2)	Amounts net of noncancellable subleases.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three and six months ended June 30, 2010. This is discussed in further detail in the registration document filed with the SEC on April 22, 2010.

Equity Price Risk

As described in Note 4 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solution Inc., a company based in Quebec City, Canada, or CO2 Solution, whose shares are publicly traded in Canada on TSX Venture Exchange. This investment is exposed to fluctuations in both the market price of CO2 Solution’s common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO 2 Solution’s common shares as of June 30, 2010 would have been an unrealized loss of approximately $168,000, recognized as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of June 30, 2010 would have been an unrealized loss of approximately $168,000, recognized as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception, including losses of $39.0 million, $45.1 million and $20.3 million in 2007, 2008 and 2009, respectively, and a net loss of $5.3 million for the six months ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of $164.9 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators and expect to derive a substantial portion of our revenues from these sources for the foreseeable future. If we are unable to extend our existing agreements or enter into new agreements upon the expiration or termination of our existing agreements, our revenues could be adversely affected. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, the payment of which are uncertain as they are dependent on our and our collaborators’ abilities and willingness to successfully develop and commercialize products. We expect to spend significant amounts to fund the development of additional pharmaceutical and potential bioindustrial products, including biofuels. As a result, we expect that our expenses will exceed revenues for the foreseeable future and we do not expect to achieve profitability prior to at least 2012, if ever. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have taken numerous steps to address the underlying causes of the control deficiencies described above, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting and finance personnel with technical accounting, inventory accounting and financial reporting experience. If we fail to remediate deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or exchange regulations. In addition, while we currently used a third-party contractor to assist us in the preparation of our financial statements for the period ended December 31, 2009, our internal accounting and finance groups have handled our financial reporting obligations since becoming a reporting company in April 2010. We may encounter difficulties as we reduce our use of this contractor, which could impact our ability to timely and accurately prepare our financial statements. We cannot assure you that we will be able to remediate our existing significant deficiency in a timely manner, if at all, or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business and multinational operations. If our efforts to remediate the significant deficiency are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations or cash flows could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock by The NASDAQ Global Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

We have agreed to work exclusively with Shell until November 2012 in the field of converting cellulosic biomass into fermentable sugars that are used in the production of fuels and related products as well as the conversion of these sugars into fuels and related products. However, Shell is not required to work exclusively with us, and could develop or pursue alternative technologies that it decides to use for commercialization purposes instead of the technology developed under our collaborative research agreement with Shell. For example, Shell is currently working with Virent Energy Systems to develop a thermo-chemical approach to developing biogasoline and biodiesel. Even if Shell decides to commercialize products based on our technologies, they have no obligation to purchase their biocatalyst supply from us. If Shell does not pursue the commercialization of any cellulosic sugars, biofuels or related products that may be developed under our collaborative research agreement, our exclusive arrangement would prevent us from licensing any technology developed under the collaboration for the patent life of such technology, which could place us at a significant competitive disadvantage in the biofuels market.

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

As of the date of this report, we believe that there are no commercial scale cellulosic biofuel production plants in operation. There can be no assurance that anyone will be able or willing to develop and operate biofuel production plants at commercial scale or that any biofuel facilities can be profitable. Additionally, different biocatalysts may need to be developed for use in different geographic locations to convert the cellulosic biomass available in each locale into sugars that can be used in the production of these biofuels. This will make the development of biofuels derived from cellulose more challenging and expensive. Moreover, substantial development of infrastructure will be required for the ethanol market to grow. Areas requiring expansion include, but are not limited to, additional rail capacity, additional storage facilities for ethanol, increases in truck fleets capable of transporting ethanol within localized markets, expansion of refining and blending facilities to handle ethanol, and growth in the fleet of end user vehicles capable of using ethanol blends. Substantial investments required for infrastructure changes and expansions may not be made on a timely basis or at all. Any delay or failure in making the changes to or expansion of infrastructure could harm demand or prices for ethanol and impose additional costs that would hinder its commercialization. Finally, if existing tax credits, subsidies and other incentives in the United States and foreign markets are phased out or reduced, the overall cost of commercialization of cellulosic biofuels will increase.

We are dependent on a limited number of customers.

Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2008, our top five customers accounted for 79% of our total revenues, with Shell alone accounting for 60% of our total revenues. For the year ended December 31, 2009, our top five customers accounted for 90% of our total revenues, with Shell accounting for 76% of our total revenues. Our top five customers accounted for 85% of our total revenues for the six months ended June 30, 2010. Shell accounted for 61% of our total revenues for the six months ended June, 30, 2010. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

Our dependence on contract manufacturers for biocatalyst production exposes our business to risks.

We have limited internal capacity to manufacture biocatalysts and are unable to do so for commercial scale production. As a result, we are dependent upon the performance and capacity of third party manufacturers for the commercial scale manufacturing of our biocatalysts.

We rely on two primary contract manufacturers, CPC Biotech srl, or CPC, and Lactosan GmbH & Co. KG, or Lactosan, to manufacture substantially all of the biocatalysts used in our pharmaceutical business. Our pharmaceutical business, therefore, faces risks of difficulties with, and interruptions in, performance by these contract manufacturers, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. We have identified other contract manufacturers to manufacture biocatalysts for our pharmaceutical business, but we do not have ongoing projects with any such contract manufacturers at this time. The failure of any manufacturers that we may use to supply manufactured product on a timely basis or at all, or to manufacture our biocatalysts in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand would adversely affect our ability to sell pharmaceutical products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. For example, in 2008, we were required to secure an alternative source of certain biocatalysts when viruses infected one of our contract manufacturer’s facilities. If this or any similar event disrupts the operations of any of our suppliers in the future, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.

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

Using our biocatalysts, Arch manufactures certain specified APIs, and intermediates used in the manufacture of APIs, that we then purchase and have the right to sell to innovator pharmaceutical companies worldwide, generic pharmaceutical companies in the United States, Canada, Europe and Israel, and certain pharmaceutical companies in India. Arch has the exclusive right to manufacture market and sell such APIs and intermediaries to generic pharmaceutical companies in countries other than the United States, Canada, Europe and Israel, and certain other pharmaceutical companies in India. We must therefore rely on Arch for their financial resources and their marketing expertise for the commercialization of such APIs and intermediates in these regions. We cannot control Arch’s level of activity or expenditure relating to the marketing of such products relative to the rest of their products or marketing efforts. Arch may fail to effectively market our products in these regions. Conflicting priorities, competing demands or other factors that we cannot control, and of which we may not be aware, may cause Arch to deemphasize such products. If we are unable to effectively leverage Arch’s marketing capabilities or Arch does not successfully promote such products in the designated territories as our sole marketing partner, this could harm our business, our revenues and operating results, and our ability to bring such products to the marketplace.

We may continue to encounter difficulties managing our growth, which could adversely affect our business.

Our business has grown rapidly and we expect this growth to continue. Overall, we have grown from approximately 40 employees at the end of 2002 to approximately 290 employees as of December 31, 2009 and approximately 300 employees as of June 30, 2010. Currently, we are working simultaneously on multiple projects targeting several markets. Furthermore, we are conducting our business across several countries, including activities in the United States, India, Japan, Singapore, Austria, France, Germany, Hungary, Italy and the Netherlands. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, collaborators, suppliers and other third parties. Our ability to manage our operations, growth, and various projects effectively will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. As a result, we may be unable to manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter. In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and to remediate the existing significant deficiency in our internal control over financial reporting that was identified in our last audit, and we may discover additional deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

We have launched several new intermediates and APIs for generic drugs, including for generic versions of Singulair and Cymbalta, in markets in which they are not patent protected, and plan to launch these same products in various other markets once the patent protection for each product in those other markets expires. In addition, we plan to launch other new intermediates and APIs in the future. These efforts are subject to numerous risks, including the following:

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

There has been significant consolidation in the pharmaceutical industry, including the mergers of Pfizer Inc. and Wyeth, Merck and Schering-Plough Corporation, and F. Hoffman-La Roche Ltd. and Genentech Inc., and the acquisition of several generics businesses by Novartis AG, and this consolidation may continue in the future. When pharmaceutical companies merge, they often rationalize their product portfolios by eliminating competing product programs, resulting in fewer drug programs for certain target indications. As a result of this consolidation, there are fewer potential pharmaceutical customers and fewer drug development programs that could utilize our products and services to enhance drug manufacturing processes. For example, the consolidation of two pharmaceutical companies may lead the acquiring company to suspend or terminate development programs for certain product candidates for which we may have been providing or had the opportunity to provide biocatalysts, intermediates or APIs. Merged pharmaceutical companies will also often rationalize their list of suppliers, which could cause us to lose some or all of our business with the newly merged pharmaceutical businesses. Either a reduction in the number of drug development programs or a reduction of previously approved suppliers by newly merged pharmaceutical companies could lead to diminished demand for our products and services, which could adversely impact our business. In addition, newly merged pharmaceutical companies may use their larger market share to put price pressure on their existing suppliers. Any resulting reduction in our prices would have an adverse effect on our pharmaceutical revenues and margins and negatively affect our ability to grow our business.

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

Our strategy with respect to carbon management, although still in the research phase, would likely require an expansion of the market for the management of carbon dioxide emissions prior to us being able to recognize significant revenues from our research and continuing expenditures of resources. The development of a significant market will likely depend on the adoption of government subsidies or other government regulation requiring companies to limit their carbon emissions. In the United States, for example, there is no current market for carbon. The establishment of a carbon market in the United States could take years to develop, if ever. In July 2010, the United States Senate announced that it would not attempt to pass carbon regulating legislation in 2010. In the absence of such additional government subsidies or regulation in major markets, this carbon management market may not develop and we would not be able to generate significant revenues from our carbon management operations. Even if a carbon market is established, we will not be able to commercialize our potential carbon solutions if the price of carbon is below the cost to deploy our solutions.

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

We have received various government grants to complement and enhance our own resources. We may seek to obtain government grants and subsidies in the future to offset all or a portion of the costs of building additional manufacturing facilities and research and development activities. We cannot be certain that we will be able to secure any such government grants or subsidies. Any of our existing grants or new grants that we may obtain may be terminated, modified or recovered by the granting governmental body under certain conditions.

We may also be subject to routine audits by government agencies as part of our government grants contracts. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations and standards. Funds available under grants must be applied by us toward the research and development programs specified by the granting agencies, rather than for all of our programs generally. If any of our costs are found to be allocated improperly, the costs may not be reimbursed and any costs already reimbursed may have to be refunded. Accordingly, an audit could result in an adjustment to our revenues and results of operations.

We face risks associated with our international business.

Significant portions of our operations are conducted outside of the United States and we expect to continue to have significant foreign operations in the foreseeable future. International business operations are subject to a variety of risks, including:

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;

•	the imposition of tariffs;

•	the imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	the imposition of limitations on genetically-engineered products or processes and the production or sale of those products or processes in foreign countries;

•	currency exchange rate fluctuations;

•	uncertainties relating to foreign laws and legal proceedings including tax and exchange control laws;

•	the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;

•	economic or political instability in foreign countries;

•	difficulties in staffing and managing foreign operations; and

•	the need to comply with a variety of U.S. laws applicable to the conduct of overseas operations, including export control laws and the Foreign Corrupt Practices Act.

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

We expect the biofuels industry to be extremely competitive, with competition coming from ethanol producers as well as other providers of alternative and renewable fuels. Significant competitors include companies such as: Novozymes, which has partnered with a number of companies and organizations on a regional basis to develop or produce biofuels, and recently opened a biofuel demonstration plant with Inbicon A/S of Denmark; Danisco/Genencor, which has formed a joint venture with DuPont, called DuPont Danisco Cellulosic Ethanol, or DDCE, and is marketing a line of cellulases to convert biomass into sugar; DSM, which received a grant from the U.S. Department of Energy to be the lead partner in a technical consortium including Abengoa Bioenergy New Technologies, and is developing cost-effective enzyme technologies; Mascoma Corporation, which has entered into a feedstock processing and lignin supply agreement with Chevron Technology Ventures, a division of Chevron U.S.A., Inc.; and BP, p.l.c, which is developing a commercial scale cellulosic ethanol facility. In addition, other companies are attempting to develop non-ethanol biofuels. DuPont has announced plans to develop and market biobutanol through Butamax Advanced Biofuels LLC, a joint venture with BP, and Virent Energy Systems Inc. is collaborating with Shell to develop thermochemical catalytic routes to produce biogasoline and biodiesel directly from sugars. Range Fuels Inc. is also focused on developing non-biocatalytic thermochemical processes to convert cellulosic biomass into fuels, and Coskata, Inc. is developing a hybrid thermochemical-biocatalytic process to produce ethanol from a variety of feed stocks. Some or all of these competitors or other competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of alternative fuels or biofuels.

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

Based on the number of shares outstanding as of June 30, 2010, our officers, directors and existing stockholders who hold at least 5% of our stock together beneficially own approximately 67% of our outstanding common stock. As of June 30, 2010, Maxygen, Shell and Biomedical Sciences Investment Fund Pte Ltd beneficially owned approximately 17.6%, 16.4% and 9.9% of our common stock, respectively. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

•	any announcements or developments with respect to the Shell-Cosan joint venture;

•	any changes in our relationship with Maxygen, or any events that impact, or are perceived to impact, the rights we have licensed from Maxygen;

•	announcements or developments regarding pharmaceutical products manufactured using our biocatalysts, intermediates and APIs;

•	the entry into, modification or termination of collaborative arrangements;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

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

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date: August 5, 2010	By:	/S/ ALAN SHAW
Alan Shaw President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	By:	/S/ ROBERT LAWSON
Robert Lawson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.