Form 10-Q
period 2010-09-30
CODEXIS INC
filed 2010-11-04
CIK 1200375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, there were 34,224,160 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended September 30, 2010

Codexis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$99,274	$31,785
Marketable securities	—	23,778
Accounts receivable, net of allowances of $41 and $12 at September 30, 2010 and December 31, 2009, respectively	13,841	7,246
Related party accounts receivable	1,537	—
Inventories	3,245	2,915
Prepaid expenses and other current assets	1,871	1,658

Total current assets	119,768	67,382

Restricted cash	666	731
Property and equipment, net	21,018	21,581
Intangible assets, net	562	928
Goodwill	3,241	3,241
Other non-current assets	2,821	5,173

Total assets	$148,076	$99,036

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,639	$9,999
Accrued compensation	6,046	6,518
Related party payable	487	1,314
Other accrued liabilities	7,856	10,376
Redeemable convertible preferred stock warrant liability	—	2,009
Deferred revenues	704	2,240
Related party deferred revenues	8,622	13,161
Financing obligations	4,032	5,368

Total current liabilities	36,386	50,985

Deferred revenues, net of current portion	1,718	1,856
Related party deferred revenues, net of current portion	4,424	7,487
Financing obligations, net of current portion	—	2,574
Other long-term liabilities	1,415	1,307
Commitments and contingencies

Redeemable convertible preferred stock issuable in series A to F	—	179,672

Stockholders’ equity (deficit):
Common stock	4	—
Additional paid-in capital	271,832	15,015
Accumulated other comprehensive loss	(47)	(252)
Accumulated deficit	(167,656)	(159,608)

Total stockholders’ equity (deficit)	104,133	(144,845)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$148,076	$99,036

Codexis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product	$9,491	$4,636	$24,250	$13,401
Related party collaborative research and development	16,178	15,000	46,873	43,963
Collaborative research and development	1,065	426	2,577	1,295
Government grants	379	—	3,593	11

Total revenues	27,113	20,062	77,293	58,670
Costs and operating expenses:
Cost of product revenues	8,563	4,618	19,856	11,886
Research and development	13,070	12,239	39,056	39,486
Selling, general and administrative	7,940	8,699	25,192	20,939

Total costs and operating expenses	29,573	25,556	84,104	72,311

Loss from operations	(2,460)	(5,494)	(6,811)	(13,641)
Interest income	61	64	135	141
Interest expense and other, net	(35)	(744)	(1,047)	(1,530)

Loss before provision (benefit) for income taxes	(2,434)	(6,174)	(7,723)	(15,030)
Provision (benefit) for income taxes	298	(16)	324	79

Net loss	$(2,732)	$(6,158)	$(8,047)	$(15,109)

Net loss per share of common stock, basic and diluted	$(0.08)	$(2.35)	$(0.38)	$(5.79)

Weighted average common shares used in computing net loss per share of common stock, basic and diluted	34,200	2,624	21,272	2,609

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(8,047)	$(15,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	402	707
Depreciation and amortization of property and equipment	5,298	3,727
Revaluation of redeemable convertible preferred stock warrant liability	677	349
Gain on disposal of property and equipment	—	(50)
Stock-based compensation	6,466	3,179
Amortization of debt discount	70	283
Accretion (amortization) of premium/discount on marketable securities	511	368
Changes in operating assets and liabilities:
Accounts receivable	(8,132)	(842)
Inventories	(331)	511
Prepaid expenses and other current assets	(213)	(499)
Other assets	2,602	(629)
Accounts payable	(1,360)	(929)
Accrued compensation	(472)	1,128
Related party payable	(827)	(91)
Other accrued liabilities	(3,420)	(4,366)
Deferred revenues	(9,276)	(3,266)

Net cash used in operating activities	(16,052)	(15,529)

Investing activities:
Decrease in restricted cash	65	194
Purchase of property and equipment	(4,740)	(6,491)
Purchase of marketable securities	(49,051)	(35,619)
Proceeds from sale of marketable securities	1,605	—
Proceeds from maturities of marketable securities	70,696	17,175

Net cash provided by (used in) investing activities	18,575	(24,741)

Financing activities:
Principal payments on financing obligations	(3,979)	(4,004)
Payments in preparation for initial public offering	(3,870)	—
Proceeds from issuance of preferred stock	—	45,000
Proceeds from issuance of common stock on IPO, net of underwriting discounts	72,551	—
Proceeds from exercises of stock options	279	72

Net cash provided by financing activities	64,981	41,068

Effect of exchange rate changes on cash and cash equivalents	(15)	(57)
Net increase in cash and cash equivalents	67,489	741
Cash and cash equivalents at the beginning of the period	31,785	21,903

Cash and cash equivalents at the end of the period	$99,274	$22,644

Reclassification of preferred stock warrant from liability to additional paid-in capital	$2,686	$—

Conversion of preferred stock to common stock and additional paid-in capital	$179,672	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheet as of September 30, 2010, and the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2010, and cash flows for the nine months ended September 30, 2009 and 2010 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our prospectus filed with the SEC on April 22, 2010 pursuant to Rule 424(b) under the Securities Act of 1933, as amended(the “Prospectus”). The December 31, 2009 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2010 and results of our operations for the three and nine months ended September 30, 2009 and 2010, and cash flows for the nine months ended September 30, 2009 and 2010. The interim results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The unaudited interim condensed consolidated financial statements include the accounts of Codexis and our wholly-owned subsidiaries. We have subsidiaries in United States, Germany, Hungary, India, Mauritius, The Netherlands and Singapore. All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering (IPO)

On April 27, 2010, we completed our initial public offering of common stock (“IPO”) selling 6,000,000 shares at an offering price of $13.00 per share, resulting in net proceeds of approximately $67.5 million, after deducting underwriting discounts, commissions and other related transaction costs

Upon the closing of the IPO, our outstanding shares of redeemable convertible preferred stock were automatically converted into 25,307,446 shares of common stock and the related redeemable convertible preferred stock was reclassified to common stock and additional paid-in capital, our outstanding preferred stock warrants were automatically converted into common warrants to purchase a total of 288,438 shares of common stock and the related redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Revenue and expense amounts are translated at average rates during the period. For the nine months ended September 30, 2009 and 2010, we recorded a translation adjustment gain of $58,000 and a translation adjustment loss of $25,000, respectively. For the three months ended September 30, 2009 and September 30, 2010, we recorded a translation adjustment gain of $114,000 and $41,000,

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

respectively. Where the U.S. dollar is the functional currency, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in U.S. dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date.

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

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, U.S. Treasury obligations, government-sponsored enterprise securities, and money market accounts. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Marketable securities included in current assets are primarily comprised of government-sponsored enterprise securities and U.S. Treasury obligations. Our investment in common shares of CO2 Solution Inc. (“CO2 Solution”) is included in other non-current assets. Our investments in debt and equity securities are classified as available-for-sale and are carried at estimated fair value. There were no significant realized gains or losses from sales of marketable securities during the three and nine months ended September 30, 2009 and 2010. At September 30, 2010, we had no investments in marketable securities.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill is presumed to have an indefinite life and is not subject to annual amortization. We review goodwill for impairment at the company level, which is the sole reporting unit, on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We performed the annual impairment test for these assets as of October 1, 2010. This test did not indicate an impairment.

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

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

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

Comprehensive Loss

Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gain (loss) on marketable securities. The following table presents comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(2,732)	$(6,158)	$(8,047)	$(15,109)
Currency translation adjustments	41	114	(25)	58
Unrealized gain (loss) on marketable securities	(225)	9	229	14

Comprehensive loss	$(2,916)	$(6,035)	$(7,843)	$(15,037)

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(2,732)	$(6,158)	$(8,047)	$(15,109)

Denominator:
Weighted-average shares of common stock outstanding	34,202	2,634	21,276	2,624
Weighted-average shares of common stock subject to repurchase	(2)	(10)	(4)	(15)

Weighted-average shares of common stock used in computing net loss per share of common stock, basic and diluted	34,200	2,624	21,272	2,609

Net loss per share of common stock, basic and diluted	$(0.08)	$(2.35)	$(0.38)	$(5.79)

The following table presents the securities not included in the net loss per share calculations for the periods ended September 30, 2009 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Redeemable convertible preferred stock	—	25,146	—	25,146
Common stock subject to repurchase	2	8	2	8
Options to purchase common stock	8,516	7,308	8,516	7,308
Warrants to purchase redeemable convertible preferred stock	—	288	—	288
Warrants to purchase common stock	297	39	297	39

Total	8,815	32,789	8,815	32,789

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenues in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. The adoption of ASU 2009-13 will have no impact on our financial statements.

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

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

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

In accordance with our revenue recognition policy, the $20.0 million up-front exclusivity fee and the research funding fees to be received for FTE services are recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by us over the five-year research period commencing November 2007. Milestones to be earned under this agreement have been determined to be at risk at the inception of the arrangement and substantive and are expected to be recognized upon achievement of the milestone and when collectability is reasonably assured. We recorded milestone revenues of $1.5 million and $2.9 million during the three and nine months ended September 30, 2010, respectively. No milestone revenues were recognized in the three and nine months ended September 30, 2009.

Under the agreements with Shell, we have the right to license technology from third parties that will assist us in meeting objectives under the collaboration. If a third-party technology is identified and mutually agreed upon by both parties, Shell is obligated to reimburse us for the licensing costs of the technology. Payments made by us to the third-party providers were recorded as research and development expenses related to our collaborative research agreement with Shell. None of the acquired licenses are expected to be used in products that will be sold within the next year and the phase of the project has not reached technological feasibility. We invoiced Shell for reimbursement of licensing costs of $7.4 million and $1.3 million for the nine months ended September 30, 2009 and 2010, respectively. We invoiced Shell for reimbursement of licensing costs of $168,000 and $1.1 million for the three months ended September 30, 2009 and 2010, respectively. We record these reimbursements against the costs incurred.

Manufacturing Collaboration

Arch

In October 2005, we entered into a technology transfer and supply agreement with Arch Pharmalabs, Ltd. (“Arch”), a company based in India and engaged in the manufacturing and sale of active pharmaceutical ingredients, or APIs, and intermediaries to pharmaceutical companies worldwide. We granted to Arch a non-exclusive, royalty free license, with no right to grant sublicense rights, to certain of our patent rights and technology, to solely manufacture an intermediate called ATS-8 for us and on our behalf.

In August 2006, we broadened our relationship with Arch by entering into an enzyme and supply agreement, a supply agreement and a master services agreement, which we call the 2006 Agreements. The 2006 Agreements, among other things, provided biocatalyst supply specifications from us to Arch, intermediate supply from Arch to us, and services to be performed by Arch over the four-year term of the agreements. Under the 2006 Agreements, we agreed to pay Arch up to $1.6 million for certain chemical process and manufacturing method development services as Arch delivers them over the course of the master services agreement. As of September 30, 2010, we had no remaining obligation due to Arch under the 2006 Agreements. As of December 31, 2009, we had a remaining obligation of $350,000 due to Arch.

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

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

Arch sells the intermediates to us at a formula-based price, which results in a fixed percentage profit share. We then directly market and sell the intermediates to a specified group of customers in the generic pharmaceutical industry. Under the new agreements, Arch may also sell intermediates directly to other customers, and a license royalty is owed by Arch to us based on the volume of product they sell to us and their other customers. Sales of intermediates to Arch under the prior agreements were recognized net of the manufacturing costs charged by Arch. Total product and collaborative research and development revenues recorded from Arch were $111,000 and $302,000 during the three and nine months ended September 30, 2009 and $11,000 in the nine months ended September 30, 2010. Royalty revenues recorded from Arch were $124,000 and $286,000 for the three and nine months ended September 30, 2010. We also occasionally engage Arch to manufacture product for us outside of this arrangement. Such transactions occur on normal business terms negotiated with each transaction.

4. Joint Development Agreement with CO2 Solution

On December 15, 2009, we entered into an exclusive joint development agreement with CO2 Solution, a company based in Quebec City, Quebec, Canada, whose shares are publicly traded in Canada on TSX Venture Exchange. The joint development agreement expires in January 2011. Under the agreement, we obtained a research license to CO 2 Solution’s intellectual property and agreed to conduct research and development activities jointly with CO2 Solution with the goal of advancing the development of carbon capture technology. We also purchased 10,000,000 common shares (approximately 16.6% of total common shares outstanding) of CO2 Solution in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. In February of 2010, our Chief Executive Officer was appointed to the board of directors of CO2 Solution.

We concluded that through September 30, 2010, we did not have the ability to exercise significant influence over CO2 Solution’s operating and financial policies. We consider our investment in CO2 Solution common shares as an investment in a marketable security that is available for sale, and carry it at fair value in other non-current assets, with changes in fair value recognized in accumulated other comprehensive income (loss). We have estimated the fair value of common shares using the fair value as of September 30, 2010, as determined by trading on TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solution as a level 1 investment as discussed in Note 6.

At December 31, 2009, the estimated fair value of our investment in CO2 Solution restricted common stock was $1.2 million and the unrealized loss was $145,000. At September 30, 2010, the estimated fair value of our investment in CO2 Solution common stock was $1.5 million. We recorded an unrealized loss for the three months ended September 30, 2010 of $0.3 million and an unrealized gain of $0.3 million for the nine months ended September 30, 2010, in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

5. Balance Sheets and Statements of Operations Details

Cash Equivalents and Marketable Securities

At September 30, 2010, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$93,681	$—	$—	$93,681	n/a
Common shares of CO2 Solution	1,457	—	—	1,457	n/a

Total	$95,138	$—	$—	$95,138

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

At December 31, 2009, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$23,722	$—	$—	$23,722	n/a
U.S. Treasury obligations	1,754	1	—	1,755	61
Government-sponsored enterprise securities	23,507	20	(2)	23,525	77
Common shares of CO2 Solution	1,316	—	(145)	1,171	n/a

Total	$50,299	$21	$(147)	$50,173

Inventories

Inventories, net consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$1,684	$1,210
Work in process	—	198
Finished goods	1,561	1,507

Total inventories	$3,245	$2,915

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Laboratory equipment	$28,237	$24,381
Leasehold improvements	10,854	9,221
Computer equipment and software	2,989	2,079
Office equipment and furniture	805	732
Construction in progress (1)	607	2,449

	43,492	38,862
Less: accumulated depreciation and amortization	(22,474)	(17,281)

Property and equipment, net	$21,018	$21,581

(1)	Construction in progress also includes equipment received but not yet placed into service pending installation.

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,098	$(2,919)	$179	$3,098	$(2,753)	$345
Developed and core technology	1,534	(1,151)	383	1,534	(968)	566
Tradename	99	(99)	—	99	(99)	—
Noncompete agreements	90	(90)	—	90	(73)	17

Total	$4,821	$(4,259)	$562	$4,821	$(3,893)	$928

Amortization expense for intangible assets totaled $366,000 and $647,000 for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense for intangible assets totaled $88,000 and $225,000 for the three months ended September 30, 2010 and 2009, respectively.

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

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

The following table presents our financial instruments that were measured at fair value on a recurring basis at September 30, 2010 by level within the fair value hierarchy (in thousands):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$93,681	$—	$—	$93,681
Common shares of CO2 Solution	1,457	—	—	1,457

Total	$95,138	$—	$—	$95,138

Financial Liability
Redeemable convertible preferred stock warrant liability	$—	$—	$—	$—

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

Our investment in 10,000,000 common shares of CO2 Solution in a private placement was subjected to a four-month statutory resale restriction. We estimated the fair value of restricted common shares using the fair value of unrestricted common shares as determined by trading on TSX Venture Exchange, discounted for lack of marketability of the shares. We estimate the value of the discount for lack of marketability using the Black-Scholes option pricing model. This restriction expired on April 15, 2010. Subsequently, we have estimated the fair value of common shares using the fair value as determined by trading on TSX Venture Exchange. Accordingly, we have reclassified our investment in CO2 Solution from a level 3 to a level 1 investment.

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

The change in the fair value of the warrant liability is summarized below (in thousands):

Estimated Fair Value
Fair value at December 31, 2009	$2,009
Change in fair value recorded in interest expense and other, net	677
Reclass of redeemable convertible preferred stock warrant liability to additional paid-in capital on IPO	(2,686)

Fair value at April 22, 2010	$—

7. Related Party Transactions with Maxygen

Maxygen founded Codexis in 2002 and remains one of our stockholders. In October 2010, we acquired the gene shuffling intellectual property portfolio from Maxygen (see Note 14). Prior to this transaction, we were required to pay Maxygen a fee based on a percentage of all consideration we received from third parties related to the use of certain intellectual property owned or controlled by Maxygen in the specified field of biofuels. We expensed all payments owed to Maxygen as they became due as collaborative research and development expenses, which we report as research and development expenses in our condensed consolidated statements of operations. We expensed $4.2 million and $1.2 million during the nine months ended September 30, 2009 and 2010, respectively. We expensed $0.3 million and $0.5 million during the three months ended September 30, 2009 and 2010, respectively. Amounts payable to Maxygen were $1.3 million and $0.5 million at December 31, 2009 and September 30, 2010, respectively recorded as related party payable in our consolidated balance sheets.

8. Financing Obligations

Financing obligations, net of debt discounts and issuance costs, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
General Electric Capital Corporation and Oxford Finance Corporation (2007 agreement)	$4,015	$7,789
Oxford Finance Corporation (2005 agreement)	17	153

Total loans payable	4,032	7,942
Less: current portion	(4,032)	(5,368)

Financing obligations, net of current portion	$—	$2,574

In September 2007, we entered into a loan and security agreement with General Electric Capital Corporation and Oxford Finance Corporation (“GE Capital Loan”) and drew down $15.0 million, net of issuance costs. In connection with the execution of the loan and security agreement, we incurred costs of $269,000 and, in addition, we issued the lenders a warrant to purchase 72,727 shares of Series D redeemable convertible preferred stock with an estimated fair value of $297,000, which as of September 30, 2010 was recorded in the condensed consolidated balance sheet as a debt discount that was being amortized to interest expense over the life of the loans (see Note 10). The loan and security agreement provides for six monthly payments of interest only and 36 monthly installments of principal and interest, with an additional 4% payment due upon final maturity of each funding. Interest accrues at 9.4% per annum.

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

In October 2010, we repaid in full our outstanding GE Capital Loan, related accrued interest and prepayment penalties for $3.7 million. After the repayment, we no longer have any outstanding debt obligations.

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

10. Warrants

In connection with debt offerings at various times between the years ended December 31, 2004 and 2007, we issued warrants to purchase a total of 574,152 shares of our Series D redeemable convertible preferred stock and warrants to purchase a total of 39,234 shares of our common stock. The warrants are exercisable at any time during their respective terms. Upon the completion of our IPO on April 27, 2010, (see Note 11), all redeemable convertible preferred stock warrants were automatically converted to common stock warrants. At September 30, 2010, the following warrants were issued and outstanding:

Issue Date	Class of Shares upon Exercise	Shares Subject to warrants	Exercise Price per Share	Expiration
October 25, 2005	Common	6,066	$1.05	October 25, 2012
May 25, 2006	Common	215,711	$5.96	May 25, 2013
July 17, 2007	Common	2,384	$12.45	February 9, 2016
September 28, 2007	Common	72,727	$8.25	September 28, 2017

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

11. Stockholders’ Deficit

In 2002, we adopted the 2002 Stock Plan (the “2002 Plan”), under which our board of directors may issue incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. In March, 2010, our board of directors approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of the IPO. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under our 2002 Plan but which remain unissued were added to the shares reserved under our 2010 Plan. As of September 30, 2010, we had reserved 10,505,094 shares of common stock for issuance under the 2002 Plan, which were added to the 1,100,000 shares reserved under our 2010 Plan. We do not expect any further grants under the 2002 plan.

During the nine months ended September 30, 2010, we issued 215,684 common shares for stock options exercised and 29,408 common shares for warrants exercised.

Stock-Based Compensation Expense

We estimate the fair value of stock-based awards granted to employees and directors using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the expected life of the option and expected volatility of the underlying stock over the expected life of the related grants. As we were a private entity until April 2010, company specific historical volatility data is not available. As a result, we estimate the expected volatility based on the historical volatility of a group of unrelated public companies within our industry. We will continue to consistently apply this process until a sufficient amount of historical information regarding the volatility of our own share price becomes available. Due to our limited history of grant activity, the expected life of options granted to employees is calculated using the “simplified method” permitted by the SEC as the average of the total contractual term of the option and its vesting period. The risk-free rate assumption was based on U.S. Treasury instruments whose terms were consistent with the terms of our stock options. The expected dividend assumption was based on our history and expectation of dividend payouts.

The following table presents stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$170	$92	$385	$292
Research and development	814	480	2,170	1,283
Sales, general and administrative	1,531	714	3,911	1,604

	$2,515	$1,286	$6,466	$3,179

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

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

Changes in restructuring related to the 2008 and 2009 restructuring plans in accrued liabilities in our condensed consolidated balance sheets as of September 30, 2010 were as follows (in thousands):

	Severance		Facilities and contract termination costs		Total
	2009 Plan	2008 Plan	2009 Plan	2008 Plan	2009 Plan	2008 Plan
Balance at December 31, 2009	$155	$63	$—	$391	$155	$454
Cash payments	(155)	—	—	(308)	(155)	(308)

Balance at September 30, 2010	$—	$63	$—	$83	$—	$146

13. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer and our board of directors. The Chief Executive Officer and our board of directors review financial information presented on a consolidated basis, accompanied by information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, we have a single reporting segment.

Operations outside of the United States consist principally of research and development and sales activities. Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Americas(1)	$19,037	$17,110	$52,571	$48,110
Europe	1,400	2,586	5,994	6,146
Asia	6,675	366	18,728	4,414

	$27,112	$20,062	$77,293	$58,670

(1)	Primarily United States

Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Long-lived assets
Americas(1)	$16,873	$19,439
Europe	3,857	3,911
Asia	3,671	4,332

	$24,401	$27,682

(1)	Primarily United States

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(UNAUDITED)

14. Subsequent Events

In October 2010, we paid $20.0 million to acquire the gene shuffling intellectual property portfolio from Maxygen. With this transaction, our obligation to pay Biofuels royalties to Maxygen was terminated.

In October 2010, we repaid in full all amounts outstanding under our GE Capital Loan, including related accrued interest and prepayment penalties for $3.7 million. After the repayment, we no longer have any outstanding debt obligations.

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

To date, we have generated revenues primarily from collaborative research and development funding, pharmaceutical product sales and government grants. Our revenues have increased in each of the last three fiscal years, growing from $25.3 million in 2007, to $50.5 million in 2008 to $82.9 million in 2009. Our revenues increased from $58.7 million for the nine months ended September 30, 2009 to $77.3 million for the nine months ended September 30, 2010.

Most of our revenues since inception have been derived from collaborative research and development arrangements, which accounted for 52%, 66% and 78% of our revenues in 2007, 2008 and 2009, respectively. Collaborative research and development arrangements accounted for 77% and 64% of our revenues for the nine months ended September 30, 2009 and 2010, respectively. Related party collaborative research and development received from Shell accounted for 33%, 60% and 76% of our revenues in 2007, 2008 and 2009, respectively. Related party collaborative research and development received from Shell accounted for the 75% and 61% of our revenues for the nine months ended September 30, 2009 and 2010, respectively. Our product sales have increased in each of the last three fiscal years, from $11.4 million in 2007, to $16.9 million in 2008 and to $18.6 million in 2009. Our product sales increased from $13.4 million for the nine months ended September 30, 2009 to $24.3 million for the nine months ended September 30, 2010.

Notwithstanding our revenue growth, we have continued to experience significant losses as we have invested heavily in research and development and administrative infrastructure in connection with the growth in our business. In light of the growth in market acceptance of our products and services to date, we currently intend to increase our investment in research and development, such that we do not expect to achieve profitability prior to at least 2012. As of September 30, 2010, we had an accumulated deficit of $167.7 million. We incurred net losses of $39.0 million, $45.1 million and $20.3 million in the years ended December 31, 2007, 2008 and 2009, respectively and a net loss of $8.0 million for the nine months ended September 30, 2010.

Our revenue stream is diversified across various industries, which should mitigate our exposure to cyclical downturns or fluctuations in any one market. Revenues during the periods presented in 2009 and 2010 were derived from the pharmaceuticals, biofuels markets, and carbon capture, and consisted of collaborative research and development revenues, product sales and government grants, which are separately identified in our condensed consolidated statements of operations. Based on our existing arrangements, we believe that revenues from both our pharmaceutical and biofuels customers should be predictable over the near term. The revenues that we expect to recognize from our collaborative research agreement with Shell should provide a high degree of visibility into our aggregate revenues for the foreseeable future.

Revenues and Operating Expenses

Revenues

Our revenues are comprised of collaborative research and development revenues, product revenues and government grants. Collaborative research and development revenues include license, technology access and exclusivity fees, FTE payments, milestones, royalties, and optimization and screening fees. We report our collaborative research and development revenues under two categories consisting of revenues from (i) related parties and (ii) all other collaborators. Related party collaborative research and development revenues consist of revenues from Shell. Product revenues consist of sales of biocatalysts, intermediates, API’s and Codex Biocatalyst Panels. Government grants consist of payments from government entities. The terms of these grants generally provide us with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Historically, we have received government grants from Germany, the United States and the Singapore Economic Development Board (“EDB”). During the nine months ended September 30, 2010, we received $3.2 million, respectively, from the EDB as part of a development grant. Also, in June 2010, we signed a contract awarding with the U.S. Department of Energy pursuant to which the U.S. Department of Energy awarded us a grant of up to $4.7 million under the ARPA-E Recovery Act During the three months ended September 30, 2010, we submitted claims for $0.4 million of this grant. We expect to apply for additional grants from the United States and other governments in the future.

Cost of Product Revenues

Cost of product revenues includes both internal and third-party fixed and variable costs including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product revenues.

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects as well as partner funded collaborative research and development activities. These costs include license and royalty fees payable to Maxygen for consideration that we receive in connection with our biofuels collaboration, our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), facility costs, supplies, depreciation of facilities, and laboratory equipment, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. In October 2010, we acquired the gene shuffling intellectual property portfolio from Maxygen. With this transaction, our obligation to pay Biofuels royalties to Maxygen was terminated. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.

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

Critical Accounting Policies and Estimates

The interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our condensed consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis. There have been no significant changes since we filed our Prospectus with the SEC on April 22, 2010

Financial Operations Overview

The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended September 30,		% of Total Revenues		Nine Months Ended September 30,		% of Total Revenues
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues:
Product	$9,491	$4,636	35%	23%	$24,250	$13,401	31%	23%
Related party collaborative R&D	16,178	15,000	60%	75%	46,873	43,963	61%	75%
Collaborative R&D	1,065	426	4%	2%	2,577	1,295	3%	2%
Government grants	379	—	1%	0%	3,593	11	5%	0%

Total Revenues	27,113	20,062	100%	100%	77,293	58,670	100%	100%

Costs and operating expenses:
Cost of product revenues	8,563	4,618	32%	23%	19,856	11,886	26%	20%
Research and development	13,070	12,239	48%	61%	39,056	39,486	51%	67%
Selling, general and administrative	7,940	8,699	29%	43%	25,192	20,939	33%	36%

Total costs and operating expenses	29,573	25,556	109%	127%	84,104	72,311	109%	123%

Loss from operations	(2,460)	(5,494)	nm	nm	(6,811)	(13,641)	nm	nm
Interest income	61	64	0%	0%	135	141	0%	0%
Interest expense and other, net	(35)	(744)	nm	nm	(1,047)	(1,530)	nm	nm

Loss before provision for income taxes	(2,434)	(6,174)	nm	nm	(7,723)	(15,030)	nm	nm
Provision for income taxes	298	(16)	1%	0%	324	79	0%	0%

Net loss	$(2,732)	$(6,158)	nm	nm	$(8,047)	$(15,109)	nm	nm

NM = not meaningful

Three months ended September 30, 2010 compared to three months ended September 30, 2009.

Revenues

	Three Months Ended September 30,		Change
(In Thousands)	2010	2009	$	%
Product	$9,491	$4,636	$4,855	105%
Related party collaborative R&D	16,178	15,000	1,178	8%
Collaborative R&D	1,065	426	639	150%
Government grants	379	—	379	nm

Total revenues	$27,113	$20,062	$7,051	35%

Revenues increased during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to increased product sales, collaborative research and development projects and government grants.

Product revenues increased during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a $4.5 million sale of boceprivir to Merck and additional product sales to other pharmaceutical customers during 2010.

Related party collaborative research and development revenues increased during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a $1.0 million increase in revenues from achievement of milestones under agreement with Shell and contractual increases in the billing rates for FTEs engaged in our expanded research and development collaboration with Shell.

Collaborative research and development revenues increased during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to pharmaceutical research services performed under the December, 2009 research agreement with Teva Pharmaceutical Industries, Ltd (“2009 Teva Agreement”).

Government grant revenues increased during the three months ended September 30, 2010 due to the recognition of a grant from the US Department of Energy for $0.4 million.

Our top five customers accounted for 88% and 93% of our total revenues for the three months ended September, 30, 2010 and 2009, respectively. Shell accounted for 60% and 75% of our total revenues for the three months ended September, 30, 2010 and 2009, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future.

Cost of Product Revenues

	Three Months Ended September 30,		Change
(In Thousands)	2010	2009	$	%
Cost of revenues:
Product	$8,563	$4,618	$3,945	85%

Gross profit:
Product	$928	$18	$910	nm

Product gross margin %	10%	0%

The increase in cost of product revenues during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to an increase in product sales. Gross margins in the three months ended September 30, 2010 increased to 10% from 0% in the three months ended September 30, 2009, due to several sales with higher product margins during 2010 and a decrease in inventory write downs of approximately $0.6 million during the three months ended September 30, 2010 primarily due to the closure of our facility in Julich Germany during the three months ended September 30, 2009.

Operating Expenses

	Three Months Ended September 30,		Change
(In Thousands)	2010	2009	$	%
Research and development	$13,070	$12,239	$831	7%
Selling, general and administrative	7,940	8,699	(759)	-9%

Total operating expenses	$21,010	$20,938	$72	0%

Research and Development. Research and development expenses increased during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to increases in depreciation and amortization expense of $0.4 million due to leasehold improvements and capital equipment acquisitions for lab space expansion. Research and development expenses included stock-based compensation expense of $1.0 million and $0.6 million during the three months ended September 30, 2010 and 2009, respectively. The stock-based compensation expense increase is attributable to additional options granted which carried accelerated vesting provisions effective upon the IPO.

Selling, General and Administrative. Selling, general and administrative expenses decreased during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily due to $0.9 million decrease in spending on consultants, contractors and outside advisory services and $0.9 million decrease in outside legal services. Our compensation expense (including stock-based compensation) increased $1.2 million. Selling, general and administrative expenses included stock-based compensation expense of $1.5 million and $0.7 million during the three months ended September 30, 2010 and 2009, respectively. The stock-based compensation expense increase is attributable to additional options granted which carried accelerated vesting provisions effective upon the IPO.

Other Income (Expense), net

	Three Months Ended September 30,		Change
(In Thousands)	2010	2009	$	%
Interest income	$61	$64	$(3)	-5%
Interest expense and other, net	(35)	(744)	709	-95%

Total other income (expense), net	$26	$(680)	$706	-104%

Interest Income. Interest income decreased due to lower average interest rates received on our cash, cash equivalents and marketable securities balances during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Interest Expense and Other, Net. Interest expense and other, net, decreased $0.4 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the conversion of our redeemable convertible preferred stock warrant liability through the IPO into warrants to purchase common stock. We also had a $0.2 million reduction in unrealized foreign exchange losses related to our operations in Hungary and a $0.1 million decrease in interest expense due to the reduced debt obligation on our loan with General Electric Capital Corporation and Oxford Finance Corporation, or the GE Capital Loan.

Provision for Income Taxes. The tax provision for the three months ended September 30, 2009 and 2010 primarily consisted of income taxes attributable to foreign operations.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009.

Revenues

	Nine Months Ended September 30,		Change
(In Thousands)	2010	2009	$	%
Product	$24,250	$13,401	$10,849	81%
Related party collaborative R&D	46,873	43,963	2,910	7%
Collaborative R&D	2,577	1,295	1,282	99%
Government grants	3,593	11	3,582	nm

Total revenues	$77,293	$58,670	$18,623	32%

Revenues increased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to increases from product sales, collaborative research and development projects and government grants.

Product revenues increased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due a $4.5 million sale of boceprivir to Merck and additional product sales to other pharmaceutical customers during 2010.

Related party collaborative research and development revenues increased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to additional milestone achievement which generated $2.4 million in revenues, and an increase in the number of FTEs engaged in our research and development collaboration with Shell and the contractual increases in the billing rates for FTEs. The expansion of this collaboration resulted in an increase in the number of contractual FTEs from an average of 126 for the nine months ended September 30, 2009 to an average of 128 for the nine months ended September 30, 2010.

Collaborative research and development revenues increased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to pharmaceutical research services performed under the 2009 Teva Agreement.

Government grant revenues increased during the nine months ended September 30, 2010 due to the recognition of a grant from the EDB for $3.2 million and a grant from the U.S. Department of Energy of $0.4 million.

Our top five customers accounted for 85% and 90% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. Shell accounted for 61% and 75% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively.

Cost of Product Revenues

	Nine Months Ended September 30,		Change
(In Thousands)	2010	2009	$	%
Cost of revenues:
Product	$19,856	$11,886	$7,970	67%

Gross profit:
Product	$4,394	$1,515	$2,879	190%

Product gross margin %	18%	11%

The increase in cost of product revenues during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to an increase in product sales. Gross margins in the nine months ended September 30, 2010 increased to 18% from 11% in the nine months ended September 30, 2009, due to a change in sales mix towards higher margin product sales during 2010 and a decrease in inventory write downs of approximately $0.6 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Operating Expenses

	Nine Months Ended September 30,		Change
(In Thousands)	2010	2009	$	%
Research and development	$39,056	$39,486	$(430)	-1%
Selling, general and administrative	25,192	20,939	4,253	20%

Total operating expenses	$64,248	$60,425	$3,823	6%

Research and Development. Research and development expenses decreased slightly during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a $3.0 million reduction in royalty fees paid to Maxygen. The nine months ended September 30, 2009 included $3.2 million paid to Maxygen as a royalty related to Shell’s increased equity investment in our company in 2009. This was partially offset by increases in depreciation and amortization expense of $1.4 million due to leasehold improvements and capital equipment acquisitions for lab space expansion and a $0.2 million increase in related lab supply costs. Research and development expenses included stock-based compensation expense of $2.6 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. The stock-based compensation expense increase is attributable to additional options granted which carried accelerated vesting provisions effective upon the IPO.

Selling, General and Administrative. Selling, general and administrative expenses increased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a $4.1 million increase in compensation expenses (including stock-based compensation) as we increased headcount due to our public company readiness efforts. Additionally, we had increased spending on outside accounting and auditing services by $0.9 million due to efforts associated with being a public company. Selling, general and administrative expenses included stock-based compensation expense of $3.9 million and $1.6 million during the nine months ended September 30, 2010 and 2009, respectively. The stock-based compensation expense increase is attributable to additional options granted which carried accelerated vesting provisions effective upon the IPO.

Other Income (Expense), net

	Nine Months Ended September 30,		Change
(In Thousands)	2010	2009	$	%
Interest income	$135	$141	$(6)	-4%
Interest expense and other, net	(1,047)	(1,530)	483	-32%

Total other income (expense), net	$(912)	$(1,389)	$477	-34%

Interest Income. Interest income decreased due to lower average interest rates received on our cash, cash equivalents and marketable securities balances during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Interest Expense and Other, Net. Interest expense and other, net, decreased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to $0.4 million of other income due to contractual arrangements with Arch and a decrease in interest expense of $0.5 million due to the reduced debt obligation on the GE Capital Loan. These were offset by an increase of $0.3 million in other expenses related to the recognition of an increase in the fair value of our redeemable convertible preferred stock warrant liability prior to our IPO and $0.2 million in unrealized foreign exchange losses primarily related to our operations in Hungary.

Provision for Income Taxes. The tax provision for the nine months ended September 30, 2010 and 2009 primarily consisted of income taxes attributable to foreign operations.

Restructuring Charges

Restructuring Charges. In 2009, we reduced our cost structure by relocating our operations in Germany to facilities in the United States and in Singapore, rationalizing our product offerings, closing our facility in Germany and terminating certain employees in Germany and the United States. We expensed approximately $0.4 million in employee severance and benefits, $0.4 million in lease termination costs and $0.5 million related to inventory write downs, for a total of $1.4 million. The inventory write downs of $0.5 million were included in cost of product revenues and the remaining $0.9 million was included in selling, general and administrative expenses in the condensed consolidated statements of operations. As of December 31, 2009, $1.2 million related to these expenses had been paid or charged off and the remaining $0.2 million was recorded in other accrued liabilities on the condensed consolidated balance sheet. As of September 30, 2010, all remaining expenses associated with this restructuring were paid.

Liquidity and Capital Resources

(In Thousands)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$99,274	$31,785
Marketable securities	—	23,778
Accounts receivable, net	15,378	7,246
Accounts payable, accrued compensation and accrued liabilities	23,028	28,207
Working capital (1)	83,382	16,397

(1)	Working capital consists of total current assets less total current liabilities.

	Nine Months Ended September 30,
(In Thousands)	2010	2009
Net cash used in operating activities	$(16,052)	$(15,529)
Net cash provided by (used in) investing activities	18,575	(24,741)
Net cash provided by financing activities	64,981	41,068
Effect of foreign exchange rates on cash and cash equivalents	(15)	(57)

Net increase in cash and cash equivalents	$67,489	$741

Cash Flows from Operating Activities

Operating activities used $16.1 million of net cash during the nine months ended September 30, 2010. We incurred a net loss of $8.0 million in the nine months ended September 30, 2010, which included non-cash share-based compensation expense of $6.5 million and depreciation and amortization of $5.7 million. Changes in operating asset and liability accounts used $21.4 million of net cash during the nine months ended September 30, 2010.

Operating activities used $15.5 million of net cash during the nine months ended September 30, 2009. We incurred a net loss of $15.1 million in the nine months ended September 30, 2009, which included non-cash share-based compensation expense of $3.2 million and depreciation and amortization of $4.4 million. Changes in operating asset and liability accounts used $9.0 million of net cash during the nine months ended September 30, 2009.

Cash Flows from Investing Activities

Cash provided by investing activities totaled $18.6 million during the nine months ended September 30, 2010 and consisted of a decrease in marketable securities of $23.3 million and capital expenditures of $4.7 million primarily related to the purchase of manufacturing and lab equipment.

Cash used by investing activities totaled $24.7 million during the nine months ended September 30, 2009 and consisted of an increase in marketable securities of $18.4 million and capital expenditures of $6.5 million primarily related to the purchase of manufacturing and lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $65.0 million during the nine months ended September 30, 2010 including gross proceeds received related to our IPO of $72.6 million and $0.3 million from exercises of stock options offset by payments in preparation for our IPO of $3.9 million and payments on financing obligations of $4.0 million.

Cash provided by our financing activities totaled $41.1 million during the nine months ended September 30, 2009, primarily from the issuance and sale of 3.5 million shares of Series F redeemable convertible preferred stock for gross proceeds of $45.0 million, partially offset by $4.0 million in principal payments on our financing obligations.

Contractual Obligations and Commitments

Our contractual obligations relate primarily to borrowings under long-term debt obligations and operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. The following table summarizes the future commitments arising from our contractual obligations at September 30, 2010 (in thousands):

	Loans payable (1)	Operating leases (2)
Years ending December 31,
2011	$—	$2,180
2012	—	1,873
2013	—	578
2014	—	—

Total	$—	$4,631

(1)	Amount was fully paid in October, 2010. See Note 8.
(2)	Amounts net of noncancellable subleases.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three and nine months ended September 30, 2010. This is discussed in further detail in our Prospectus filed with the SEC on April 22, 2010.

Equity Price Risk

As described in Note 4 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solution Inc., a company based in Quebec City, Canada, or CO2 Solution, whose shares are publicly traded in Canada on TSX Venture Exchange. This investment is exposed to fluctuations in both the market price of CO2 Solution’s common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO 2 Solution’s common shares as of September 30, 2010 would have been an unrealized loss of approximately $145,000, recognized as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of September 30, 2010 would have been an unrealized loss of approximately $145,000, recognized as a component of accumulated other comprehensive income (loss) in stockholders’ deficit.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting other than those noted above (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception, including losses of $39.0 million, $45.1 million and $20.3 million in 2007, 2008 and 2009, respectively, and a net loss of $8.0 million for the nine months ended September 30, 2010. As of September 30, 2010, we had an accumulated deficit of $167.7 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators and expect to derive a substantial portion of our revenues from these sources for the foreseeable future. If we are unable to extend our existing agreements or enter into new agreements upon the expiration or termination of our existing agreements, our revenues could be adversely affected. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, the payment of which are uncertain as they are dependent on our and our collaborators’ abilities and willingness to successfully develop and commercialize products. We expect to spend significant amounts to fund the development of additional pharmaceutical and potential bioindustrial products, including biofuels. As a result, we expect that our expenses will exceed revenues for the foreseeable future and we do not expect to achieve profitability prior to at least 2012, if ever. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have taken numerous steps to address the underlying causes of the control deficiencies described above, primarily through the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting and finance personnel with technical accounting, inventory accounting and financial reporting experience. If we fail to remediate deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or exchange regulations. In addition, while we used a third-party contractor to assist us in the preparation of our financial statements for the period ended December 31, 2009, our internal accounting and finance groups have handled our financial reporting obligations since becoming a reporting company in April 2010. We may encounter difficulties as we reduce our use of this contractor, which could impact our ability to timely and accurately prepare our financial statements. We cannot assure you that we will be able to remediate our existing significant deficiency in a timely manner, if at all, or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business and multinational operations. If our efforts to remediate the significant deficiency are not successful or if other deficiencies occur, our ability to accurately and timely report our financial position, results of operations or cash flows could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock by The NASDAQ Global Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

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

We do not yet know what impact, if any, the Shell and Cosan joint venture in Brazil will have on our business.

In August 2010, Shell International Petroleum Company Limited, or Shell International, an affiliate of Shell, announced that it had signed a binding agreement with Cosan S.A. to form a joint venture in Brazil for the production of ethanol, sugar and power, and the supply, distribution and retail of transportation fuels. According to the announcement, Shell International would contribute to the joint venture, among other assets, Shell’s equity interest in us. The consummation of the joint venture is subject to the receipt of regulatory approvals, among other conditions. If the joint venture is consummated, we do not know whether we will receive any benefits from it.

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

Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2008, our top five customers accounted for 79% of our total revenues, with Shell alone accounting for 60% of our total revenues. For the year ended December 31, 2009, our top five customers accounted for 90% of our total revenues, with Shell accounting for 76% of our total revenues. Our top five customers accounted for 85% of our total revenues for the nine months ended September 30, 2010. Shell accounted for 61% of our total revenues for the nine months ended September, 30, 2010. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

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

Our business has grown rapidly and we expect this growth to continue. Overall, we have grown from approximately 40 employees at the end of 2002 to approximately 290 employees as of December 31, 2009 and approximately 300 employees as of September 30, 2010. Currently, we are working simultaneously on multiple projects targeting several markets. Furthermore, we are conducting our business across several countries, including activities in the United States, India, Japan, Singapore, Austria, France, Germany, Hungary, Italy and the Netherlands. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, collaborators, suppliers and other third parties. Our ability to manage our operations, growth, and various projects effectively will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. As a result, we may be unable to manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter. In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and to remediate the existing significant deficiency in our internal control over financial reporting that was identified in our last audit, and we may discover additional deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

We entered into a license agreement with Dyadic International, Inc. and its affiliate, or Dyadic, in November 2008 to obtain access to an expression system that is capable of producing the necessary biocatalysts for the commercialization of cellulosic biofuels. Under the license agreement with Dyadic, we obtained a non-exclusive license under intellectual property rights of Dyadic relating to Dyadic’s proprietary fungal expression technology for the production of enzymes. We also obtained access to specified materials of Dyadic relating to such Dyadic technology. Our license is sublicenseable to Shell in the field of biofuels. Dyadic has the right to terminate our licenses under the license agreement if we challenge the validity of any of the patents licensed under the license agreement and for various other reasons. Our licenses and access to such materials of Dyadic, under the license agreement will terminate as a result of any termination of the license agreement other than due to Dyadic’s material breach. If we are unable to maintain these rights on commercially reasonable terms or if the license agreement is terminated for any reason, we will need to buy or license this type of expression system from another party or develop this type of expression system ourselves, which may be difficult, costly and time consuming, in part because of the broad, existing intellectual property rights owned by Danisco A/S, Novozymes and others. If any of these events occur, our business may be materially adversely affected.

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

We have made acquisitions in the past, and if appropriate opportunities become available, we expect to acquire additional businesses, assets, technologies, or products to enhance our business in the future. For example, in October 2010, we acquired substantially all of the patents and other intellectual property rights associated with Maxygen’s gene shuffling technology. In connection with any future acquisitions, we could:

•	issue additional equity securities which would dilute our current stockholders;

•	incur substantial debt to fund the acquisitions;

•	use our cash to fund the acquisitions; or

•	assume significant liabilities.

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of October 31, 2010, we owned approximately 235 issued patents and approximately 240 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to our methods and products which support our business in the pharmaceuticals and bioindustrials markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

Based on the number of shares outstanding as of September 30, 2010, our officers, directors and existing stockholders who hold at least 5% of our stock together beneficially own approximately 67% of our outstanding common stock. As of September 30, 2010, Maxygen, Shell and Biomedical Sciences Investment Fund Pte Ltd beneficially owned approximately 17.6%, 16.4% and 9.9% of our common stock, respectively. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On April 27, 2010, we closed our IPO, in which we sold 6,000,000 shares of common stock at a price to the public of $13.00 per share. The aggregate offering price for shares sold in the offering was $78.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-164044), which was declared effective by the SEC on April 21, 2010. The offering commenced as of April 21, 2010 and did not terminate before all of the securities registered in the registration statement were sold. Credit Suisse Securities (USA) LLC, Piper Jaffray, RBC Capital Markets Corporation and Pacific Crest Securities LLC, acted as the underwriters. We raised approximately $68.0 million in net proceeds after deducting underwriting discounts and commissions of $5.5 million and other offering expenses of $4.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 22, 2010 pursuant to Rule 424(b). We invested the funds received in registered money market funds.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Fourth Amendment to Lease Agreement by and between Metropolitan Life Insurance Company and the Company dated September 17, 2010

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date: November 04, 2010	By:	/S/ ALAN SHAW
Alan Shaw President and Chief Executive Officer (Principal Executive Officer)

Date: November 04, 2010	By:	/S/ ROBERT LAWSON
Robert Lawson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Fourth Amendment to Lease Agreement by and between Metropolitan Life Insurance Company and the Company dated September 17, 2010

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.