Form 10-Q
period 2011-03-31
CODEXIS INC
filed 2011-05-06
CIK 1200375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were 35,573,003 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended March 31, 2011

Codexis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$53,152	$72,396
Marketable securities	12,540	—
Accounts receivable, net of allowance of $58 at December 31, 2010 and March 31, 2011, respectively	11,322	10,620
Related party accounts receivable	—	4,713
Inventories	3,224	2,817
Prepaid expenses and other current assets	2,617	1,646

Total current assets	82,855	92,192

Restricted cash	1,512	1,466
Non-current marketable securities	16,296	1,650
Property and equipment, net	20,239	21,452
Intangible assets, net	19,230	20,158
Goodwill	3,241	3,241
Other non-current assets	1,175	1,141

Total assets	$144,548	$141,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,245	$9,208
Accrued compensation	3,784	8,107
Other accrued liabilities	7,450	5,630
Deferred revenues	770	455
Related party deferred revenues	8,691	4,084

Total current liabilities	30,940	27,484

Deferred revenues, net of current portion	1,625	1,671
Related party deferred revenues, net of current portion	2,382	3,403
Other long-term liabilities	1,595	1,381
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	279,574	275,540
Accumulated other comprehensive income (loss)	49	(34)
Accumulated deficit	(171,621)	(168,149)

Total stockholder’s equity	108,006	107,361

Total liabilities and stockholders’ equity	$144,548	$141,300

Codexis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product	$12,932	$6,275
Related party collaborative research and development	14,823	16,042
Collaborative research and development	2,663	661
Government grants	616	2,722

Total revenues	31,034	25,700
Costs and operating expenses:
Cost of product revenues	11,650	5,218
Research and development	13,750	12,982
Selling, general and administrative	9,013	8,600

Total costs and operating expenses	34,413	26,800

Loss from operations	(3,379)	(1,100)
Interest income	49	28
Interest expense and other, net	17	(358)

Loss before provision for income taxes	(3,313)	(1,430)
Provision for income taxes	158	(61)

Net loss	$(3,471)	$(1,369)

Net loss per share of common stock, basic and diluted	$(0.10)	$(0.50)

Weighted average common shares used in computing net loss per share of common stock, basic and diluted	35,116	2,714

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(3,471)	$(1,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	941	187
Depreciation and amortization of property and equipment	1,895	1,651
Revaluation of redeemable convertible preferred stock warrant liability	—	396
Gain from extinguishment of asset retirement obligation	(124)	—
Stock-based compensation	2,307	1,655
Accretion of asset retirement obligation	17	36
Amortization of debt discount	—	24
Accretion (amortization) of premium/discount on marketable securities	(3)	(119)
Changes in operating assets and liabilities:
Accounts receivable	4,011	685
Inventories	(407)	3
Prepaid expenses and other current assets	(971)	(261)
Other assets	(48)	(71)
Accounts payable	1,037	(2,720)
Accrued compensation	(4,324)	(2,958)
Related party payable	—	(766)
Other accrued liabilities	2,570	(1,372)
Deferred revenues	3,856	(7,026)

Net cash provided by (used in) operating activities	7,286	(12,025)

Investing activities:
(Increase) decrease in restricted cash	(46)	—
Purchase of property and equipment	(891)	(1,320)
Purchase of marketable securities	(27,104)	—
Proceeds from maturities of marketable securities	—	13,610

Net cash provided by (used in) investing activities	(28,041)	12,290

Financing activities:
Principal payments on financing obligations	—	(1,339)
Payments in preparation for initial public offering	—	(1,636)
Proceeds from exercises of stock options	1,485	140

Net cash provided by (used in) financing activities	1,485	(2,835)

Effect of exchange rate changes on cash and cash equivalents	26	(18)
Net increase (decrease) in cash and cash equivalents	(19,244)	(2,588)
Cash and cash equivalents at the beginning of the period	72,396	31,785

Cash and cash equivalents at the end of the period	$53,152	$29,197

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, and the interim condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on10-K filed with the SEC on February 10, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2011 and results of our operations and cash flows for the three months ended March 31, 2011 and 2010. The interim results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited interim condensed consolidated financial statements include the accounts of Codexis and our wholly-owned subsidiaries. We have subsidiaries in United States, Germany, Hungary, India, Mauritius, The Netherlands and Singapore. All significant intercompany balances and transactions have been eliminated in consolidation.

Initial Public Offering (IPO)

On April 27, 2010, we completed our initial public offering of common stock (“IPO”) selling 6,000,000 shares at an offering price of $13.00 per share, resulting in net proceeds of approximately $67.7 million, after deducting underwriting discounts, commissions and other related transaction costs

Upon the closing of the IPO, our outstanding shares of redeemable convertible preferred stock were automatically converted into 25,307,446 shares of common stock, our outstanding preferred stock warrants were automatically converted into common warrants to purchase a total of 288,438 shares of common stock and the related redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Revenue and expense amounts are translated at average rates during the period. For the three months ended March 31, 2011 and 2010, we recorded a translation adjustment gain of $36,000 and loss of $28,000, respectively. Where the U.S. dollar is the functional currency, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in U.S. dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of our cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Marketable securities included in current assets are primarily comprised of commercial paper and corporate bonds. Marketable securities included in non-current assets are primarily comprised of corporate bonds, government-sponsored enterprise securities and U.S. Treasury obligations and that have a maturity date greater than 1 year. Our investment in common shares of CO2 Solution, Inc. (“CO2 Solution”) is also included in non-current marketable securities.

Our investments in debt and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or interest expense and other, net. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three months ended March 31, 2011 and 2010. At March 31, 2011, we did not have any other than temporary declines in the fair value of our marketable securities.

Restricted Cash

Restricted cash consisted of amounts invested in money market accounts primarily for purposes of securing a standby letter of credit as collateral for our Redwood City, California facility lease agreement and for the purpose of securing a working capital line of credit. During the three months ended March 31, 2011, restricted cash increased by $46,000.

Revenue Recognition

In October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements (“ASU 2009-13”) to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

In April 2010, the FASB amended the accounting standards for revenue recognition related to milestones (“ASU 2010-17”) to:

•

provide updated guidance on accounting for revenue using the milestone method, clarifying that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. The Company already applied a milestone method approach to its research or development arrangements, established the milestone method and provided guidance to the substantive nature of the milestone.

We adopted the above accounting guidance on January 1, 2011, for applicable arrangements entered into or materially modified after January 1, 2011 (the beginning of our fiscal year). We have determined that adoption of this new guidance did not have a material impact on our results of operations, cash flows or financial position. The potential future impact of the adoption of the ASU 2009-13 guidance will depend on the nature of any new arrangements or material modifications of existing arrangements that are entered into in the future.

Our primary sources of revenues consist of collaborative research and development agreements, product revenues and government grants. Collaborative research and development agreements typically provide us with multiple revenue streams, including up-front fees for licensing, exclusivity and technology access, fees for full-time employee equivalent (“FTE”) services and the potential to earn milestone payments upon achievement of contractual criteria and royalty fees based on future product sales or cost savings by our customers. Our collaborative research and development revenues consist of revenues from related parties and revenues from other customers with collaborative research and development agreements.

For each source of collaborative research and development revenues, product revenues and grant revenues, we apply the following revenue recognition criteria:

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

•

A payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) results in additional payments being due to us. Milestones are considered substantive when the consideration earned from the achievement of the milestone (i) is commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance; (ii) relates solely to past performance and (iii) is reasonable relative to all deliverable and payment terms in the arrangement.

•

Other payments received for which such payments are contingent solely upon the passage of time or the result of a collaborative partner’s performance are recognized as revenue when earned in accordance with the contract terms and when such payments can be reasonably estimated and collectability is reasonably assured.

•

We recognize revenues from royalties based on licensees’ sales of products using our technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured.

•

Product revenues are recognized once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met. Product revenues consist of sales of biocatalysts, intermediates, active pharmaceutical ingredients and Codex Biocatalyst Panels and Kits. Cost of product revenues includes both internal and third party fixed and variable costs including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product revenues.

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

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gain (loss) on marketable securities and foreign currency translation adjustments. The following table presents comprehensive loss (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(3,471)	$(1,369)
Currency translation adjustments	36	(28)
Unrealized gain (loss) on marketable securities	47	286

Comprehensive loss	$(3,388)	$(1,111)

Net Loss per Share of Common Stock

Basic and diluted net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, less the weighted-average number of shares common stock that remain subject to our right to repurchase. Basic and diluted net loss per share of common stock was the same for each period presented, because inclusion of all potential common shares outstanding was anti-dilutive. The following table presents the calculation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(3,471)	$(1,369)

Denominator:
Weighted-average shares of common stock outstanding	35,116	2,719
Less: Weighted-average shares of common stock subject to repurchase	—	(5)

Weighted-average shares of common stock used in computing net loss per share of common stock, basic and diluted	35,116	2,714

Net loss per share of common stock, basic and diluted	$(0.10)	$(0.50)

The following table presents the securities not included in the net loss per share calculations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Redeemable convertible preferred stock	—	25,307
Common stock subject to repurchase	—	4
Options to purchase common stock	8,335	8,485
Unvested restricted stock units	559	—
Warrants to purchase redeemable convertible preferred stock	—	288
Warrants to purchase common stock	266	39

Total	9,160	34,123

Reclassifications

Certain amounts in prior period financial statements including our investment CO2 solution, asset retirement obligation and the composition of our deferred tax assets have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

None

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

In March 2009, we amended our collaborative research agreement and license agreement with Shell. In connection with these amendments Shell purchased Series F redeemable convertible preferred stock for gross proceeds of $30.0 million and agreed to pay us (1) additional research funding at specified rates per FTE working on the project during the research term and (2) additional milestone payments upon the achievement of milestones. Shell has the right to reduce the number of funded FTEs, subject to certain limitations, with a required advance notice period ranging from 30 to 270 days and a subsequent period ranging from 90 to 360 days during which notices of further FTE reductions cannot be made by Shell. The length of these periods varies dependent on the number of funded FTEs reduced. We have not received any notice of FTE reduction as of the date of filing of this Quarterly Report on Form 10-Q.

In accordance with our revenue recognition policy, the $20.0 million up-front exclusivity fee and the research funding fees to be received for FTE services are recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by us over the five-year research period commencing November 2007. Milestones payments to be earned under this agreement have been determined to be at risk at the inception of the arrangement and substantive and are expected to be recognized upon achievement of the applicable milestone and when collectability of such payment is reasonably assured. We recorded milestone revenues of zero and $1.4 million during the three months ended March 31, 2011 and 2010, respectively

Under the agreements with Shell, we have the right to license technology from third parties that will assist us in meeting objectives under the collaboration. If third-party technology to be licensed is identified and mutually agreed upon by both parties, Shell is obligated to reimburse us for the licensing costs of the technology. Payments made by us to the third-party providers were recorded as research and development expenses related to our collaborative research agreement with Shell. None of the acquired licenses are expected to be used in products that will be sold within the next year and the phase of the project has not reached technological feasibility. Shell reimbursed us for licensing costs of $65,000 and $35,000 for the three months ended March 31, 2011 and 2010, respectively. We record these reimbursements against the costs incurred.

Manufacturing Collaboration

Arch

We have partnered with Arch Pharmalabs, Ltd. (“Arch”), a company based in India engaged in the manufacturing and sale of active pharmaceutical ingredients (“APIs”), and intermediaries to pharmaceutical companies worldwide since October 2005.

In February 2010, we consolidated certain of the contractual terms in our agreements with Arch by simultaneously terminating all of our existing agreements with Arch, other than the Master Services Agreement with Arch entered into as of August 1, 2006, and entering into new agreements with Arch. The new agreements, among other things, provide for biocatalyst supply from us to Arch and intermediate supply from Arch to us. We sell the biocatalysts to Arch at cost, and Arch manufactures the intermediates on our behalf. Arch sells the intermediates to us at a formula-based or agreed upon price. We then directly market and sell the intermediates to a specified group of customers in the generic pharmaceutical industry. Under the new agreements, Arch may also sell intermediates directly to other customers, and a license royalty is owed by Arch to us based on the volume of product they sell to us and their other customers. Royalties earned from Arch under this arrangement were $162,000 and none for the three months ended March 31, 2011 and 2010, respectively.

4. Joint Development Agreement with CO2 Solution

On December 15, 2009, we entered into an exclusive joint development agreement with CO2 Solution, a company based in Quebec City, Quebec, Canada, whose shares are publicly traded in Canada on the TSX Venture Exchange. Under the agreement, we obtained a research license to CO2 Solution’s intellectual property and agreed to conduct research and development activities jointly with CO2 Solution with the goal of advancing the development of carbon capture technology. We also purchased 10,000,000 common shares (approximately 16.6% of total common shares outstanding) of CO2 Solution in a private placement subject to a four-month statutory resale restriction, which expired on April 15, 2010. In February of 2010, our Chief Executive Officer was appointed to the board of directors of CO2 Solution.

The original joint development agreement with CO2 Solution expired in January 2011, and at that time, we extended our joint development agreement with CO2 Solution on essentially the same terms as the original agreement. The extended agreement will now expire on the later of June 30, 2012 or six months after the expiration of any third party collaborations.

We concluded that through March 31, 2011, we did not have the ability to exercise significant influence over CO2 Solution’s operating and financial policies. We consider our investment in CO2 Solution common shares as an investment in a marketable security that is available for sale, and carry it at fair value in non-current marketable securities, with changes in fair value recognized in accumulated other comprehensive income (loss). We have estimated the fair value of common shares using the fair value as of March 31, 2011, as determined by trading on the TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solution as a level 1 investment as discussed in Note 6.

At December 31, 2010, the estimated fair value of our investment in CO2 Solution common stock was $1.7 million and the unrealized gain was $334,000. At March 31, 2011, the estimated fair value of our investment in CO2 Solution common stock was $1.7 million and the unrealized gain was $416,000. The unrealized gain for the three months ended March 31, 2011 was recorded in accumulated other comprehensive income (loss), net of related tax expense of $149,000 on the condensed consolidated balance sheet.

5. Balance Sheets and Statements of Operations Details

Cash Equivalents and Marketable Securities At March 31, 2011, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$41,037	$—	$—	$41,037	n/a
Commercial paper	6,493	1		6,494	124
Corporate bonds	17,611	6	(13)	17,604	462
U.S. Treasury obligations	996	1		997	549
Government-sponsored enterprise securities	2,006	2	—	2,008	637
Common shares of CO2 Solution	1,316	416	—	1,732	n/a

Total	$69,459	$426	$(13)	$69,872

The total cash and cash equivalents balance of $53.2 million as of March 31, 2011 was comprised of money market funds of $41.0 million and $12.2 million held as cash with major financial institutions in North America.

At December 31, 2010, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$64,956	$—	$—	$64,956	n/a
Common shares of CO2 Solution	1,316	334	—	1,650	n/a

Total	$66,272	$334	$—	$66,606

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$2,256	$1,963
Work in process	143	38
Finished goods	825	816

Total inventories	$3,224	$2,817

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Laboratory equipment	$30,588	$29,931
Leasehold improvements	10,677	10,961
Computer equipment and software	3,601	3,050
Office equipment and furniture	871	865
Construction in progress (1)	508	838

	46,245	45,645

Less: accumulated depreciation and amortization	(26,006)	(24,193)

Property and equipment, net	$20,239	$21,452

(1)	Construction in progress includes equipment received but not yet placed into service pending installation.

Due to the extension of the lease period for certain currently occupied facilities, the Company has re-evaluated the depreciable lives of existing leasehold improvements, totaling $2.3 million in net book value at the time of reassessment in February, 2011. Since leasehold improvements are typically depreciated over the lesser of the assets’ useful life or the remaining lease period, the extension of contracted facilities leases through 2020 has necessitated a change in the Company’s estimate of depreciable lives on leasehold improvements.

While some lives will be shortened under this reassessment with the vacating of a portion of our facilities, the majority of depreciable lives will be extended up to as much as 5 years from the assets’ in service date, in accordance with our leasehold improvements’ standard useful lives. The net effect of this reassessment is lower monthly depreciation being recognized on leasehold improvements over a longer period of time. These changes’ net effect on depreciation expense recognized is not expected to be material on a quarterly or annual basis.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,098	$(2,967)	$131	$3,098	$(2,943)	$155
Developed and core technology	1,534	(1,273)	261	1,534	(1,212)	322
Noncompete agreements	90	(90)	—	90	(90)	—
Intellectual property	20,244	(1,406)	18,838	20,244	(563)	19,681

	$24,966	$(5,736)	$19,230	$24,966	$(4,808)	$20,158

Amortization expense for intangible assets totaled $928,000 and $187,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The following table presents our financial instruments that were measured at fair value on a recurring basis at March 31, 2011 by level within the fair value hierarchy (in thousands):

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$41,036	$—	$—	$41,036
Commercial paper	—	6,494	—	6,494
U.S. Treasury obligations	—	997	—	997
Government-sponsored enterprise securities	—	2,008	—	2,008
Corporate bonds	—	17,604	—	17,604
Common shares of CO2 Solution	1,732	—	—	1,732

Total	$42,768	$27,103	$—	$69,871

The following table presents our financial instruments that were measured at fair value on a recurring basis at December 31, 2010 by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$64,956	$—	$—	$64,956
Common shares of CO2 Solution	1,650	—	—	1,650

Total	$66,606	$—	$—	$66,606

7. Related Party Transactions

Exela PharmaSci, Inc.

We signed a license agreement with Exela PharmaSci, Inc. (“Exela”) in 2007. A member of our board of directors is also on the board of directors of Exela. Under the terms of the agreement, Exela would pay us a royalty based on their achievement of certain commercial goals.

During the three months ended March 31, 2011, we recognized $225,000 of revenue related to this arrangement shown in our condensed consolidated statement of operations as collaborative research and development revenue. We did not recognize any revenue from Exela prior to 2011. As of March 31, 2011, we have no amounts owed from Exela.

8. Commitments and Contingencies

Operating Leases

Our headquarters are located in Redwood City, California where we occupy approximately 91,000 square feet of office and laboratory space in four buildings. On March 16, 2011, we entered into a Fifth Amendment to Lease (the “Fifth Amendment”) with Metropolitan Life Insurance Company (“MetLife”) with respect to the Company’s offices located at 200 and 220 Penobscot Drive, Redwood City, California, (the “Penobscot Space”), 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”) and 640 Galveston Drive, Redwood City, California (the “Galveston Space”), and with respect to approximately 29,921 square feet of additional space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”).

Under the Fifth Amendment, the term of the lease of the Penobscot Space, the Building 2 Space and the Saginaw Space lasts until January 31, 2020 with options to extend for two additional five year periods. The Fifth Amendment provides a number of incentives to the Company including forgiveness of rent payments for the initial two months of the lease term, $2.4 million of tenant improvement allowances (“TIA”) plus additional special allowances for certain HVAC costs. The Company intends to apply TIA funds toward capital improvements to the expanded facility as well as upgrades and re-configuration of existing lab and office space. A portion of the tenant improvement allowances may be utilized by us to pay costs for furniture, furnishings and equipment. The TIA allowance will be recognized on a straight-line basis over the term of the lease as a reduction in rent expense. Additionally the Fifth Amendment waived our existing asset retirement obligations for the impacted buildings, resulting in a $0.3 million decrease in our obligation and a $0.1 million gain on extinguishment of asset retirement obligations recorded in our condensed consolidated statement of operation as sales, general and administrative expenses.

The lease of our fourth building on this property was not extended with the Fifth Amendment and will expire in January 2013 with an option for an additional term of two years.

Rent payments under the Fifth Amendment will increase at an annual rate of approximately 3% with rent expense recognized on a straight-line basis over the term of the lease. In accordance with the terms of the lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. This letter of credit increased from $562,000 as of December 31, 2010, to $707,000 as of March 31, 2011 and is recorded as restricted cash on the consolidated balance sheets.

We also rent facilities in Singapore and Hungary. Rent expense is being recognized on a straight-line basis over the respective terms of these leases.

Future minimum payments under non-cancellable operating leases at March 31, 2011 are as follows (in thousands):

Operating leases
9 months ending December 31:
2011	$2,221
Years ending December 31:
2012	3,192
2013	2,729
2014	2,431
2015	2,502
2016 and beyond	11,026

Total minimum payments	$24,101

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

9. Warrants

No warrants were exercised during the three months ending March 31, 2011. At March 31, 2011, the following warrants were issued and outstanding:

March 31, 2011
Issue Date	Class of Shares upon Exercise	Shares Subject to warrants	Exercise Price per Share	Expiration
October 25, 2005	Common	6,066	$1.05	October 25, 2012
May 25, 2006	Common	184,895	$5.96	May 25, 2013
July 17, 2007	Common	2,384	$12.45	February 9, 2016
September 28, 2007	Common	72,727	$8.25	September 28, 2017

10. Stockholders’ Deficit

In 2002, we adopted the 2002 Stock Plan (the “2002 Plan”), under which our board of directors may issue incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. In March, 2010, our board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of our IPO in April 2010. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under our 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance, and during the three months ended March 31, 2011 an additional 1,393,142 shares were reserved under the 2010 plan as a result of this provision. As of March 31, 2011, we had a total of 10,537,934 shares of common stock reserved for issuance under our 2010 Plan and no shares available for issuance under the 2002 Plan.

We granted 559,799 restricted stock units (“RSU”) during the three months ended March 31, 2011. The RSU’s vest over four years with 25% of the RSU’s vesting on each annual anniversary. The fair value of the RSU’s was calculated based the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period. For the three months ended March 31, 2011, we recorded $173,000 of stock compensation expense related to the RSU’s.

During the three months ended March 31, 2011, we issued 586,325 common shares for stock options exercised.

Stock-Based Compensation Expense

We estimate the fair value of stock-based awards granted to employees and directors using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the expected life of the option and expected volatility of the underlying stock over the expected life of the related grants. Since we were not a publically traded entity prior to April 2010, company-specific historical volatility data is not available. As a result, we estimate the expected volatility based on the historical volatility of a group of unrelated public companies within our industry. We will continue to consistently apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. Due to our limited history of grant activity, the expected life of options granted to employees is calculated using the “simplified method” permitted by the SEC as the average of the total contractual term of the option and its vesting period. The risk-free rate assumption was based on U.S. Treasury instruments whose terms were consistent with the terms of our stock options. The expected dividend assumption was based on our history and expectation of dividend payouts.

The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$850	$709
Sales, general and administrative	1,457	946

	$2,307	$1,655

11. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision makers are our Chief Executive Officer and our board of directors. The Chief Executive Officer and our board of directors review financial information presented on a consolidated basis, accompanied by information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or gross margins, or plans for levels or components below the consolidated unit level. Accordingly, we have a single reporting segment.

Operations outside of the United States consist principally of research and development and sales activities. Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues
Americas(1)	$17,718	$16,531
Europe	11,681	3,046
Asia	1,635	6,123

	$31,034	$25,700

(1)	Primarily United States

Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Long-lived assets
Americas(1)	$50,126	$37,023
Europe	3,735	3,980
Asia	3,079	3,398

	$56,940	$44,401

(1)	Primarily United States

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 10, 2011. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,( the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

To date, we have generated revenues primarily from collaborative research and development funding, pharmaceutical product sales and government grants. Our revenues have increased in each of the last three fiscal years, growing from $50.5 million in 2008, to $82.9 million in 2009 to $107.1 million in 2010. Our revenues increased from $25.7 million for the three months ended March 31, 2010 to $31.0 million for the three months ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of $171.6 million. We incurred net losses of $45.1 million, $20.3 million and $8.5 million in the years ended December 31, 2008, 2009 and 2010, respectively and a net loss of $3.5 million for the three months ended March 31, 2011.

Most of our revenues since inception have been derived from collaborative research and development arrangements, which accounted for 66%, 78% and 66% of our revenues in 2010, 2009 and 2008, respectively. Collaborative research and development arrangements accounted for 56% and 65% of our revenues for the three months ended March 31, 2011 and 2010, respectively. Related party collaborative research and development received from Shell accounted for 62%, 76% and 60% of our revenues in 2010, 2009 and 2008, respectively. Related party collaborative research and development received from Shell accounted for the 48% and 62% of our revenues for the three months ended March 31, 2011 and 2010, respectively.

Our product sales accounted for 31%, 22% and 33% of our revenues in 2010, 2009 and 2008, respectively. Product sales accounted for 42% and 24% of our revenues for the three months ended March 31, 2011 and 2010, respectively. Our product sales on a dollar basis have increased in each of the last three fiscal years, from $16.9 million in 2008 to $18.6 million in 2009 and to $32.8 million in 2010. Our product sales increased from $6.3 million for the three months ended March 31, 2010 to $12.9 million for the three months ended March 31, 2011.

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

•

Government grants consist of payments from government entities. The terms of these grants generally provide us with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Historically, we have received government grants from Germany, Singapore and the United States. We expect to receive additional grants from the United States and other governments in the future.

Cost of Product Revenues

Cost of product revenues includes both internal and third-party fixed and variable costs including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product revenues.

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs include, our direct and research-related overhead expenses, which include salaries and other personnel-related expenses, facility costs, supplies, depreciation of facilities, and laboratory equipment and amortization of acquired technologies, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. As a result of our purchase of the directed evolution intellectual property assets from Maxygen (“Maxygen IP”) in 2010, our obligation to pay biofuels royalties to Maxygen terminated. License and royalty fees paid to Maxygen prior to our acquisition of the Maxygen IP fluctuated depending on the timing and type of consideration received in connection with our biofuels research and development collaboration with Shell. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.

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

Financial Operations Overview

The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended March 31,		% of Total Revenues
	2011	2010	2011	2010
Revenues:
Product	$12,932	$6,275	42%	24%
Related party collaborative R&D	14,823	16,042	48%	62%
Collaborative R&D	2,663	661	9%	3%
Government grants	616	2,722	2%	11%

Total revenues	31,034	25,700	100%	100%

Costs and operating expenses:
Cost of product revenues	11,650	5,218	38%	20%
Research and development	13,750	12,982	44%	51%
Selling, general and administrative	9,013	8,600	29%	33%

Total costs and operating expenses	34,413	26,800	111%	104%

Loss from operations	(3,379)	(1,100)	nm	nm
Interest income	49	28	0%	0%
Interest expense and other, net	17	(358)	nm	nm

Loss before provision for income taxes	(3,313)	(1,430)	nm	nm
Provision for income taxes	158	(61)	1%	nm

Net loss	$(3,471)	$(1,369)	nm	nm

Revenues

	Three Months Ended March 31,		Change
(In Thousands)	2011	2010	$	%
Product	$12,932	$6,275	$6,657	106%
Related party collaborative research and development	14,823	16,042	(1,219)	(8%)
Collaborative research and development	2,663	661	2,002	303%
Government grants	616	2,722	(2,106)	(77%)

Total revenues	$31,034	$25,700	$5,334	21%

Revenues increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to increased revenues from product sales and collaborative research and development projects which was partially offset by declines in revenues from government grants and our related party collaborative research and development projects.

Product revenues increased $6.7 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to increased sales to Merck and increased product sales to our generics customers.

Related party collaborative research and development revenues decreased $1.2 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to a milestone payment of $1.4 million received in 2010. The decrease in related party collaborative research and development revenues was partially offset by the contractual increases in the billings rates for the FTEs engaged in our research and development collaboration with Shell. We had an average of 128 FTEs in this collaboration during the three months ended March 31, 2011 and March 31, 2010.

Collaborative research and development revenues increased $2.0 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to our collaborations in carbon management and collaborations with new pharmaceuticals customers.

Government grant revenues decreased $2.1 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the recognition of a grant from the EDB for $2.7 million in the three months ended March 31, 2010. The decrease in government grant revenues was partially offset by a $0.6 million grant we received from the U.S. Department of Energy during the three months ended March 31, 2011 under the ARPA-E Recovery Act program.

Our top five customers accounted for 85% and 87% of our total revenues for the three months ended March, 31, 2011 and 2010, respectively. Shell accounted for 48% and 62% of our total revenues for the three months ended March, 31, 2011 and 2010, respectively.

Cost of Product Revenues

	Three Months Ended March 31,		Change
(In Thousands)	2011	2010	$	%
Cost of revenues:
Product	$11,650	$5,218	$6,432	123%

Gross profit:
Product	$1,282	$1,057	$225	21%

Product gross margin %	10%	17%

Our cost of product revenues increased $6.4 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the $6.6 million increase in our product sales. Gross margins decreased from 17% to 10% in the three months ended March 31, 2010 and 2011, respectively, due to a change in sales mix towards lower margin product sales in the first quarter of 2011.

Operating Expenses

	Three Months Ended March 31,		Change
(In Thousands)	2011	2010	$	%
Research and development	$13,750	$12,982	$768	6%
Selling, general and administrative	9,013	8,600	413	5%

Total operating expenses	$22,763	$21,582	$1,181	5%

Research and Development. Research and development expenses increased $0.8 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the $0.8 million increase in amortization expense related to our acquisition of Maxygen’s IP. We incurred additional expenses of $0.2 million for depreciation and amortization expense due to leasehold improvements and capital equipment acquisitions, $0.2 million due to increased travel costs and $0.2 million in increased stock compensation costs. This was partially offset by $0.5 million decrease in royalty fees paid to Maxygen as a consequence of our acquisition of Maxygen’s IP and related termination of the IP license agreement. Research and development expenses included stock-based compensation expense of $0.9 million and $0.7 million during the periods ended March 31, 2011 and 2010, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.4 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a $0.9 million increase in compensation costs related to headcount and stock-based compensation. We also increased spending on travel costs by $0.2 million. This was partially offset by $0.6 million decrease in legal costs in the three months ended March 31, 2011 as we decreased our dependence on outside legal firms. Selling, general and administrative expenses included stock-based compensation expense of $1.5 million and $1.0 million during the three months ended March 31, 2011 and 2010, respectively.

Other Income (Expense), net

	Three Months Ended March 31,
(In Thousands)	2011	2010	$ Change	% Change
Interest income	$49	$28	$21	75%
Interest expense and other, net	17	(358)	375	(105%)

	$66	$(330)	$396	(120%)

Interest Income. Interest income increased due to higher average balances of cash, cash equivalents and marketable securities on hand during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Interest Expense and Other, Net. Interest expense and other, net, decreased $0.4 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily related to decreased interest expense of $0.3 million due to the payoff of our debt obligation on the GE Capital Loan, the recognition of an increase in the fair value of our redeemable convertible preferred stock warrant liability in 2010 of $0.4 million and decreased other income of $0.4 million due to contractual arrangements with Arch. The preferred stock warrants converted to common stock warrants upon our IPO and subsequently no longer impact other expenses.

Provision (benefit) for Income Taxes. The tax provision (benefit) for the three months ended March 31, 2011 and 2010 primarily consisted of income taxes attributable to foreign operations.

Restructuring Charges. There was no change in our restructuring accruals during the three months ended March 31, 2011.

Liquidity and Capital Resources

	March 31,	December 31,
(In Thousands)	2011	2010
Cash and cash equivalents	$53,152	$72,396
Marketable securities (1)	12,540	—
Accounts receivable, net	11,322	15,333
Accounts payable, accrued compensation and accrued liabilities	21,479	22,945
Working capital (2)	51,915	64,708

(1)	Includes only the current portion of our marketable securities
(2)	Working capital consists of total current assets less total current liabilities.

	Three Months Ended March 31,
	2011	2010
(In Thousands)
Net cash provided by (used in) operating activities	$7,286	$(12,025)
Net cash provided by (used in) investing activities	(28,041)	12,290
Net cash provided by (used in) financing activities	1,485	(2,835)
Effect of foreign exchange rates on cash and cash equivalents	26	(18)

Net increase (decrease) in cash and cash equivalents	$(19,244)	$(2,588)

Cash Flows from Operating Activities

Operating activities provided $7.3 million of net cash during the three months ended March 31, 2011. We incurred a net loss of $3.5 million in the three months ended March 31, 2011, which included non-cash share-based compensation expense of $2.3 million and depreciation and amortization of $2.8 million. Changes in operating asset and liability accounts provided $5.7 million of net cash during the three months ended March 31, 2011

Operating activities used $12.0 million of net cash during the three months ended March 31, 2010. We incurred a net loss of $1.4 million in the three months ended March 31, 2010, which included non-cash share-based compensation expense of $1.7 million and depreciation and amortization of $1.8 million. Changes in operating asset and liability accounts used $14.5 million of net cash during the three months ended March 31, 2010.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and our investments in marketable securities.

Cash used by investing activities totaled $28.0 million during the three months ended March 31, 2011 and consisted of capital expenditures of $0.9 million primarily related to the purchase of manufacturing and lab equipment and an increase of marketable securities of $27.1 million related to the investment of our cash and cash equivalents.

Cash provided by investing activities totaled $12.3 million during the three months ended March 31, 2010 and consisted of a decrease of marketable securities of $13.6 million offset by capital expenditures of $1.3 million primarily related to the purchase of manufacturing and lab equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $1.5 million during the three months ended March 31, 2011 related to the proceeds from the exercise of stock options.

Cash flows used in financing activities totaled $2.8 million during the three months ended March 31, 2010 and included payments on financing obligations of $1.3 million and payments in preparation for our IPO of $1.6 million.

Contractual Obligations and Commitments

Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. As a result of our amended lease we increased our restricted cash balance by $145,000 in March, 2011. The following table summarizes the future commitments arising from our contractual obligations at March 31, 2011 (in thousands):

Operating leases
9 months ending December 31:
2011	$2,221
Years ending December 31:
2012	3,192
2013	2,729
2014	2,431
2015	2,502
2016 and beyond	11,026

Total minimum payments	$24,101

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three months ended March 31, 2011. This is discussed in further detail in our Annual Report in Form 10-K filed with the SEC on February 10, 2011.

Equity Price Risk

As described in Note 4 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solution, whose shares are publicly traded in Canada on the TSX Venture Exchange. This investment is exposed to fluctuations in both the market price of CO2 Solution’s common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO 2 Solution’s common shares as of March 31, 2011 would have been an unrealized loss of approximately $173,000, recognized as a component of other comprehensive income (loss) in stockholders’ deficit. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of March 31, 2011 would have been an unrealized loss of approximately $173,000, recognized as a component of other comprehensive income (loss) in stockholders’ deficit.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

We have incurred net losses since our inception, including losses of $45.1 million, $20.3 million and $8.5 million in 2008, 2009 and 2010, respectively, and net loss of $3.5 million for the three months ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of $171.6 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators and expect to derive a substantial portion of our revenues from these sources for the foreseeable future. If we are unable to extend our existing agreements or enter into new agreements upon the expiration or termination of our existing agreements, our revenues could be adversely affected. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, the payment of which are uncertain as they are dependent on our and our collaborators’ abilities and willingness to successfully develop and commercialize products. We expect to spend significant amounts to fund the development of additional pharmaceutical and potential bioindustrial products, including biofuels and bio-based chemicals. As a result, we expect that our expenses will exceed revenues for the foreseeable future and we do not expect to achieve profitability prior to at least 2012, if ever. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform their obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. Moreover, disagreements with a collaborator could develop and any conflict with a collaborator could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products, grow our business, or generate sufficient revenues to support our operations. Our collaboration opportunities could be harmed if:

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

Production and commercialization of biofuels and bio-based chemicals derived from cellulose may not be feasible.

We are developing biocatalysts for use in producing two advanced biofuels, cellulosic ethanol and biohydrocarbon diesel, and bio-based chemicals. However, production and commercialization of cellulosic biofuels and bio-based chemicals may not be feasible for a variety of reasons. For example, the development of technology for converting sugar derived from non-food renewable biomass sources into a commercially viable biofuel or bio-based chemicals is still unproven, and we do not know whether this can be done commercially or at all. To date, there has been limited private and government funding for research and development in advanced biofuels relative to the scope of the challenges presented by this development effort. Furthermore, there have been only a few well-directed public policies emphasizing investment in the research and development of, and providing incentives for the commercialization of and transition to, biofuels.

As of the date of this report, we believe that there are no commercial scale cellulosic biofuel or cellulosic bio-based chemicals production plants in operation. There can be no assurance that anyone will be able or willing to develop and operate these production plants at commercial scale or that any of these facilities can be profitable. Additionally, different biocatalysts may need to be developed for use in different geographic locations to convert the cellulosic biomass available in each locale into sugars that can be used in the production of these biofuels or bio-based chemicals. This will make the development of biofuels or bio-based chemicals derived from cellulose more challenging and expensive. Moreover, substantial development of infrastructure will be required for the ethanol market to grow. Areas requiring expansion include, but are not limited to, additional rail capacity, additional storage facilities for ethanol, increases in truck fleets capable of transporting ethanol within localized markets, expansion of refining and blending facilities to handle ethanol, logistics for the collection and storage of biomass and growth in the fleet of end user vehicles capable of using ethanol blends. Substantial investments required for infrastructure changes and expansions may not be made on a timely basis or at all. Any delay or failure in making the changes to or expansion of infrastructure could harm demand or prices for ethanol and impose additional costs that would hinder its commercialization. Finally, if existing tax credits, subsidies and other incentives in the United States and foreign markets are phased out or reduced, the overall cost of commercialization of cellulosic biofuels will increase.

We are dependent on a limited number of customers.

Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2009, our top five customers accounted for 90% of our total revenues, with Shell accounting for 76% of our total revenues. For the year ended December 31, 2010, our top five customers accounted for 85% of our total revenues, with Shell accounting for 62% of our total revenues. For the three months ended March 31, 2011, our top five customers accounted for 85% of our total revenues, with Shell accounting for 48% of our total revenues. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

We are dependent on a limited number of products in our pharmaceutical business.

Our current product revenues are derived from a limited number of pharmaceutical products. For the year ended December 31, 2010, we derived 87% of our product revenue from three pharmaceutical product families: atorvastatin, boceprevir and sitagliptin. We expect a limited number of pharmaceutical products to continue to account for a significant portion of our pharmaceutical product revenues for the foreseeable future. This product concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business of one or a combination of our significant pharmaceutical products could materially adversely affect our revenues, financial condition and results of operations.

Our dependence on contract manufacturers for biocatalyst production exposes our business to risks.

We have limited internal capacity to manufacture biocatalysts and are unable to manufacture for all of our commercial scale production needs. As a result, we are dependent upon the performance and capacity of third party manufacturers for the commercial scale manufacturing of our biocatalysts.

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

Based on the procedures performed as of December 31, 2010, we noted no control deficiencies in our internal control over financial reporting. We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies, in addition to those discussed above, may have been identified.

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

Our business has grown rapidly and we expect this growth to continue. Overall, we have grown from approximately 40 employees at the end of 2002 to approximately 294 employees as of March 31, 2011. Currently, we are working simultaneously on multiple projects targeting several markets. Furthermore, we are conducting our business across several countries, including countries in North America, South America, Europe and Asia. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, collaborators, suppliers and other third parties. Our ability to manage our operations, growth, and various projects effectively will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. As a result, we may be unable to manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter. In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

Our business could be adversely affected if the clinical trials being conducted by our innovator customers fail or if the processes used by those customers to manufacture their final pharmaceutical products fail to be approved.

Our biocatalysts are used in the manufacture of intermediates and APIs which are then used in the manufacture of final pharmaceutical products by our existing and potential branded drug customers. These pharmaceutical products must be approved by the FDA in the United States and similar regulatory bodies in other markets prior to commercialization. If our customers who sell branded-drugs, which we refer to as innovators, experience adverse events or a lack of efficacy in their clinical trials, fail to receive regulatory approval for the drugs, fail to receive regulatory approval for new manufacturing processes for previously approved drugs, or decide for business or other reasons to discontinue their clinical trials or drug development activities, our revenues and prospects will be negatively impacted. For example, one of our customers that incorporated our biocatalysts in the manufacturing process for a drug candidate suspended its development efforts during clinical trials. As a result, we were unable to realize a potential long-term revenue stream that would otherwise be associated with a commercialized product. The process of producing these drugs, and their generic equivalents, is also subject to regulation by the FDA in the United States and equivalent regulatory bodies in other markets. If any pharmaceutical process that uses our biocatalysts does not receive approval by the appropriate regulatory body or if customers decide not to pursue approval, our business could be adversely affected.

Our pharmaceutical product gross margins are variable and may decline from quarter to quarter.

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

If we are unable to develop and commercialize new products for the pharmaceutical market, our business and prospects will be harmed.

We plan to launch new pharmaceutical products. These efforts are subject to numerous risks, including the following:

•	pharmaceutical companies may be reluctant to adopt new manufacturing processes that use our biocatalysts;

•	we may be unable to successfully develop the biocatalysts or manufacturing processes for our products in a timely and cost-effective manner, if at all;

•	we may face difficulties in transferring the developed technologies to the contract manufacturers that we may use for commercial scale production;

•	the contract manufacturers that we may use may be unable to scale their manufacturing operations to meet the demand for these products and we may be unable to secure additional manufacturing capacity;

•	customers may not be willing to purchase these products from us on favorable terms, if at all;

•	we may face product liability litigation, unexpected safety or efficacy concerns and product recalls or withdrawals;

•	changes in laws or regulations relating to the pharmaceutical industry could cause us to incur increased costs of compliance or otherwise harm our business;

•	our customers’ pharmaceutical products may experience adverse events or face competition from new products, which would reduce demand for our products;

•	we may face pressure from existing or new competitive products; and

•	we may face pricing pressures from existing or new competitors, some of which may benefit from government subsidies or other incentives.

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

We entered into a license agreement with Dyadic International, Inc. and its affiliate, or Dyadic, in November 2008 to obtain access to an expression system that is capable of producing the necessary biocatalysts for the commercialization of products derived from cellulose, including biofuels and bio-based chemicals. Under the license agreement with Dyadic, we obtained a non-exclusive license under intellectual property rights of Dyadic relating to Dyadic’s proprietary fungal expression technology for the production of enzymes. We also obtained access to specified materials of Dyadic relating to such Dyadic technology. Our license is sublicenseable to Shell in the field of biofuels. Dyadic has the right to terminate our licenses under the license agreement if we challenge the validity of any of the patents licensed under the license agreement and for various other reasons. Our licenses and access to such materials of Dyadic, under the license agreement will terminate as a result of any termination of the license agreement other than due to Dyadic’s material breach. If we are unable to maintain these rights on commercially reasonable terms or if the license agreement is terminated for any reason, we will need to buy or license this type of expression system from another party or develop this type of expression system ourselves, which may be difficult, costly and time consuming, in part because of the broad, existing intellectual property rights owned by Novozymes, Danisco A/S, which has entered into a definitive agreement to be acquired by E.I. Du Pont De Nemours and Company, and others. If any of these events occur, our business may be materially adversely affected.

Fluctuations in the price of and demand for petroleum-based products may reduce demand for biofuels and bio-based chemicals.

Biofuels and some bio-based chemicals are anticipated to be marketed as an alternative to petroleum-based products. Therefore, if the price of oil falls, any revenues that we generate from biofuel or bio-based chemical products could decline, and we may be unable to produce products that are a commercially viable alternative to petroleum-based products. Additionally, demand for liquid transportation fuels, including biofuels, may decrease due to economic conditions or otherwise. Demand for bio-based chemicals may also fluctuate if the price of oil is variable.

The royalties that we may earn under our agreements with Shell are indexed to the price of oil and generally increase as the price of oil increases. However, the index is set based on average prices between November 2007 and the date of first commercial sale. Therefore, if prices fall, our revenues would be negatively impacted.

Our approach to the advanced biofuels and bio-based chemicals markets may be limited by the availability or cost of non-food renewable cellulosic biomass sources.

Our approach to the advanced biofuels and bio-based chemicals markets may be dependent on the availability and price of the cellulosic biomass. If the availability of cellulosic biomass decreases or its price increases, this may reduce the market for our products, as well as the biofuels royalties that we collect from Shell and have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce.

The price and availability of cellulosic biomass may be influenced by general economic, market and regulatory factors. These factors include the availability of arable land to supply feedstock, weather conditions, farming decisions, logistics for collection and storage of biomass, government policies and subsidies with respect to agriculture and international trade, and global demand and supply. The significance and relative impact of these factors on the price of cellulosic biomass is difficult to predict, especially without knowing what types of cellulosic biomass materials we may need to use.

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

Our strategy with respect to carbon management, although still in the research phase, would likely require an expansion of the market for the management of carbon dioxide emissions prior to us being able to recognize significant revenues from our research and continuing expenditures of resources. The development of a significant market will likely depend on the adoption of government subsidies or other government regulation requiring companies to limit their carbon emissions. In the United States, for example, there is no current market for carbon. The establishment of a carbon market in the United States could take years to develop, if ever. The United States Senate, for example, failed to pass carbon regulating legislation in 2010. In the absence of such additional government subsidies or regulation in major markets, this carbon management market may not develop and we would not be able to generate significant revenues from our carbon management operations. Even if a carbon market is established, we will not be able to commercialize our potential carbon solutions if the price of carbon is below the cost to deploy our solutions. In addition, the development of transportation and storage infrastructure for carbon dioxide will be necessary to deploy our carbon capture technology in certain markets.

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

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management, including our Chief Executive Officer, Alan Shaw, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the biofuels and bio-based chemicals area, or due to the availability of personnel with the qualifications or experience necessary for our business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists and engineers. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

Our ability to compete may decline if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights.

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of March 31, 2011, we owned approximately 255 issued patents and approximately 240 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to our methods and products which support our business in the pharmaceuticals and bioindustrials markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

Third parties may claim that we are infringing their intellectual property rights or other proprietary rights, which may subject us to costly and time consuming litigation and prevent us from developing or commercializing our products.

Our commercial success also depends in part on our ability to operate without infringing patents and proprietary rights of third parties, and without breaching any licenses or other agreements that we have entered into with regard to our technologies, products and business. We cannot ensure that patents have not been issued to third parties that could block our ability to obtain patents or to operate as we would like. There may be patents in some countries that, if valid, may block our ability to make, use or sell our products in those countries, or import our products into those countries, if we are unsuccessful in circumventing or acquiring the rights to these patents. There also may be claims in patent applications filed in some countries that, if granted and valid, may also block our ability to commercialize products or processes in these countries if we are unable to circumvent or license them.

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert management time from focusing on business operations and could cause us to spend significant amounts of money. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, or using our products or technologies that use the subject intellectual property;

•	pay monetary damages or substantial royalties;

•	grant cross-licenses to third parties relating to our patents or proprietary rights;

•	obtain from the third party asserting its intellectual property rights a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

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

If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings before the United States Patent and Trademark Office to determine priority of invention and, thus, the right to the patents for these inventions in the United States. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, any interference may result in loss of certain claims. Any litigation or proceedings could divert our management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries, including India, where we manufacture pharmaceutical intermediates and APIs through contract manufacturers, do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property, particularly those relating to biotechnology and/or bioindustrials technologies. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Additionally, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

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

The biocatalysis industry and each of our target markets are characterized by rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. We are aware that other companies, including Royal DSM N.V., or DSM, E.I. Du Pont De Nemours and Company, or DuPont, Danisco, which has entered into a definitive agreement to be acquired by Du Pont, Novozymes, and Vercipia Biofuels, an affiliate of BP, have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Academic institutions such as the California Institute of Technology, the Max Planck Institute and the Center for Fundamental and Applied Molecular Evolution (FAME), a jointly sponsored initiative between Emory University and Georgia Institute of Technology, are also working in this field. Technological development by others may result in our products and technologies, as well as products developed by our customers using our biocatalysts, becoming obsolete.

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

We expect the biofuels industry to be extremely competitive, with competition coming from ethanol producers as well as other providers of alternative and renewable fuels. Significant competitors include companies such as: Novozymes, which has partnered with a number of companies and organizations on a regional basis to develop or produce biofuels, and recently opened a biofuel demonstration plant with Inbicon A/S of Denmark; Danisco, which has entered into a definitive agreement to be acquired by Dupont, has formed a joint venture with DuPont, called DuPont Danisco Cellulosic Ethanol, or DDCE, and is marketing a line of cellulases to convert biomass into sugar; DSM, which received a grant from the U.S. Department of Energy to be the lead partner in a technical consortium including Abengoa Bioenergy New Technologies, and is developing cost-effective enzyme technologies; Mossi & Ghisolfi Group, which is developing a commercial scale cellulosic ethanol facility in Italy; Mascoma Corporation, which has entered into a letter of intent with Valero Energy Corporation in January 2011 to build a commercial-scale cellulosic ethanol biorefinery; and BP, which is developing a commercial scale cellulosic ethanol facility through its affiliate Vercipia Biofuels. In addition, other companies are attempting to develop non-ethanol biofuels. DuPont has announced plans to develop and market biobutanol through Butamax Advanced Biofuels LLC, a joint venture with BP, and Virent Energy Systems Inc. is collaborating with Shell to develop thermochemical catalytic routes to produce biogasoline and biodiesel directly from sugars. Coskata, Inc. is developing a hybrid thermochemical-biocatalytic process to produce ethanol from a variety of feed stocks. Some or all of these competitors or other competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of alternative fuels or biofuels.

As we pursue opportunities in other bioindustrial markets, including bio-based chemicals, we expect to face competition from numerous companies focusing on developing biocatalytic and other solutions for these markets, including a number of the companies described above.

Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Many of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. They also started developing products earlier than we did, which may allow them to bring products to market before we can. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. As a result, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation.

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

Our future capital requirements may be substantial, particularly as we continue to develop our business and expand our biocatalyst discovery and development process. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our pharmaceutical business, continued funding from Shell for our biofuels program, our spending to develop and commercialize our products, the effect of any acquisitions of other businesses, technologies or facilities that we may make in the future, our spending on new market opportunities, including bio-based chemicals, and the filing, prosecution and enforcement of patent claims.

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

Our bioindustrial products, including biofuels and chemicals, will need to meet a significant number of regulations and standards, including regulations imposed by the U.S. Department of Transportation, the U.S. Environmental Protection Agency, various state agencies and others. In addition, our bioindustrial products will be subject to foreign regulations if we attempt to produce or sell our products outside the United States. For example, our products and technologies may be subject to import and export controls when they are shipped internationally. Any failure to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay the commercialization of any bioindustrial products developed using our technologies and subject us to fines and other penalties.

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

Based on the number of shares outstanding as of March 31, 2011, our officers, directors and existing stockholders who hold at least 5% of our stock together beneficially own approximately 55.0% of our outstanding common stock. As of March 31, 2011, Shell and Biomedical Sciences Investment Fund Pte Ltd beneficially owned approximately 15.7% and 9.5% of our common stock, respectively. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On April 27, 2010, we closed our IPO, in which we sold 6,000,000 shares of common stock at a price to the public of $13.00 per share. The aggregate offering price for shares sold in the offering was $78.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-164044), which was declared effective by the SEC on April 21, 2010.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 22, 2010 pursuant to Rule 424(b). We invested the funds received in registered money market fund and other marketable securities.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Fifth Amendment to Lease by and between the Company and Metropolitan Life Insurance Company dated as of March 16, 2011.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date: May 6, 2011	By:	/s/ ALAN SHAW
Alan Shaw President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011	By:	/s/ ROBERT LAWSON
Robert Lawson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Fifth Amendment to Lease by and between the Company and Metropolitan Life Insurance Company dated at of March 16, 2011.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.