Form 10-Q
period 2011-06-30
CODEXIS INC
filed 2011-08-03
CIK 1200375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(650) 421- 8100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, there were 35,905,134 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended June 30, 2011

Codexis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$32,082	$72,396
Marketable securities	14,593	—
Accounts receivable, net of allowances of $58 at June 30, 2011 and December 31, 2010, respectively	11,306	10,620
Related party accounts receivable	—	4,713
Inventories	4,187	2,817
Prepaid expenses and other current assets	2,380	1,646

Total current assets	64,548	92,192

Restricted cash	1,512	1,466
Non-current marketable securities	25,769	1,650
Property and equipment, net	21,611	21,452
Intangible assets, net	18,301	20,158
Goodwill	3,241	3,241
Other non-current assets	1,153	1,141

Total assets	$136,135	$141,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,714	$9,208
Accrued compensation	5,019	8,107
Other accrued liabilities	7,406	5,630
Deferred revenues	386	455
Related party deferred revenues	4,084	4,084

Total current liabilities	24,609	27,484

Deferred revenues, net of current portion	1,579	1,671
Related party deferred revenues, net of current portion	1,361	3,403
Other long-term liabilities	1,800	1,381
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	283,028	275,540
Accumulated other comprehensive income (loss)	415	(34)
Accumulated deficit	(176,661)	(168,149)

Total stockholders’ equity	106,786	107,361

Total liabilities and stockholders’ equity	$136,135	$141,300

Codexis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product	$8,397	$8,484	$21,329	$14,760
Related party collaborative research and development	14,847	14,653	29,670	30,695
Collaborative research and development	2,538	851	5,201	1,511
Government grants	273	492	889	3,214

Total revenues	26,055	24,480	57,089	50,180
Costs and operating expenses:
Cost of product revenues	7,106	6,075	18,756	11,293
Research and development	14,965	13,004	28,715	25,986
Selling, general and administrative	9,276	8,652	18,289	17,252

Total costs and operating expenses	31,347	27,731	65,760	54,531

Loss from operations	(5,292)	(3,251)	(8,671)	(4,351)
Interest income	71	46	120	74
Interest expense and other, net	16	(654)	34	(1,012)

Loss before provision for income taxes	(5,205)	(3,859)	(8,517)	(5,289)
Provision (benefit) for income taxes	(165)	87	(6)	26

Net loss	$(5,040)	$(3,946)	$(8,511)	$(5,315)

Net loss per share of common stock, basic and diluted	$(0.14)	$(0.15)	$(0.24)	$(0.36)

Weighted average common shares used in computing net loss per share of common stock, basic and diluted	35,685	26,557	35,402	14,701

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(8,511)	$(5,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,858	302
Depreciation and amortization of property and equipment	3,760	3,438
Revaluation of redeemable convertible preferred stock warrant liability	—	677
Gain from extinguishment of asset retirement obligation	(124)	—
Loss on disposal of property and equipment	59	—
Stock-based compensation	4,856	3,951
Accretion of asset retirement obligation	29	—
Amortization of debt discount	—	104
Accretion (amortization) of premium/discount on marketable securities	51	183
Changes in operating assets and liabilities:
Accounts receivable	4,027	(42)
Inventories	(1,370)	739
Prepaid expenses and other current assets	(735)	(3,126)
Other assets	(13)	2,395
Accounts payable	(1,493)	(1,413)
Accrued compensation	(3,088)	(1,477)
Related party payable	—	(1,046)
Other accrued liabilities	2,554	(5,133)
Deferred revenues	(2,203)	(12,950)

Net provided by (used in) in operating activities	(343)	(18,713)
Investing activities:
Change in restricted cash	(46)	65
Purchase of property and equipment	(4,187)	(3,192)
Purchase of marketable securities	(38,152)	(49,051)
Proceeds from sale of marketable securities	—	1,605
Proceeds from maturities of marketable securities	—	21,960

Net provided by (used in) in investing activities	(42,385)	(28,613)
Financing activities:
Principal payments on financing obligations	—	(2,681)
Payments in preparation for initial public offering	—	(3,106)
Proceeds from issuance of common stock on IPO	—	72,539
Proceeds from exercises of stock options	2,390	254

Net cash provided by (used in) financing activities	2,390	67,006

Effect of exchange rate changes on cash and cash equivalents	24	(52)
Net increase (decrease) in cash and cash equivalents	(40,314)	19,628
Cash and cash equivalents at the beginning of the period	72,396	31,785

Cash and cash equivalents at the end of the period	$32,082	$51,413

Reclassification of preferred stock warrant from liability to additional paid-in capital	$—	$2,686

Conversion of preferred stock to common stock and additional paid-in capital	$—	$179,672

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

1. Description of Business

Codexis, Inc. (“we” or “Codexis”) is a developer of proprietary biocatalysts, which are enzymes or microbes that initiate or accelerate chemical reactions. We are currently selling our biocatalysts to customers in the pharmaceutical industry and are engaged in a multi-year research and development collaboration with Equilon Enterprises LLC dba Shell Oil Products US (“Shell”) to develop biocatalysts for use in producing advanced biofuels. We are also pursuing opportunities in the bio-based chemicals market, including developing sustainable detergent alcohol for use in the household products market in collaboration with Chemtex, a wholly owned company of Italy’s Gruppo Mossi & Ghisolfi (“M&G”). Additionally, we are using our technology platform to pursue biocatalyst-enabled solutions in other bioindustrial markets, including carbon management and water treatment. We were incorporated in Delaware in January 2002.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheet as of June 30, 2011 and the interim condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on February 10, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2011 and results of our operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The interim results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Upon the closing of the IPO, our outstanding shares of redeemable convertible preferred stock were automatically converted into 25,307,446 shares of common stock, our outstanding preferred stock warrants were automatically converted into warrants to purchase a total of 288,438 shares of common stock and the related redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Revenue and expense amounts are translated at average rates during the period. For the six months ended June 30, 2011 and 2010, we recorded a translation adjustment gain of $44,000 and loss of $66,000, respectively. For the three months ended June 30, 2011 and 2010, we recorded a translation adjustment gain of $8,000 and loss of $38,000, respectively. Where the U.S. dollar is the functional currency, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in U.S. dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date with resulting foreign currency translation amounts recorded as part of interest expenses and other net in the condensed consolidated statements of operations.

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

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of our cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Marketable securities included in current assets are primarily comprised of commercial paper and corporate bonds. Marketable securities included in non-current assets are primarily comprised of corporate bonds, government-sponsored enterprise securities and U.S. Treasury obligations that have a maturity date greater than 1 year. Our investment in common shares of CO2 Solution, Inc. (“CO2 Solution”) is also included in non-current marketable securities.

Our investments in debt and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or interest expense and other, net. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three months and six months ended June 30, 2011 and 2010. At June 30, 2011, we did not have any other than temporary declines in the fair value of our marketable securities.

Restricted Cash

Restricted cash consisted of amounts invested in money market accounts primarily for purposes of securing a standby letter of credit as collateral for our Redwood City, California facility lease agreement and for the purpose of securing a working capital line of credit.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-element revenue arrangements (“ASU 2009-13”) to:

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

In April 2010, the FASB amended the accounting standards for revenue recognition related to milestones (“ASU 2010-17”) to:

•

provide updated guidance on accounting for revenue using the milestone method, clarifying that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. We already applied a milestone method approach to its research or development arrangements, established the milestone method and provided guidance to the substantive nature of the milestone.

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

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gain (loss) on marketable securities and foreign currency translation adjustments. The following table presents comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(5,040)	$(3,946)	$(8,511)	$(5,315)
Currency translation adjustments	8	(38)	44	(66)
Unrealized gain on marketable securities	358	168	405	455

Comprehensive loss	$(4,674)	$(3,816)	$(8,062)	$(4,926)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(5,040)	$(3,946)	$(8,511)	$(5,315)

Denominator:
Weighted-average shares of common stock outstanding	35,685	26,561	35,402	14,706
Less: Weighted-average shares of common stock subject to repurchase	—	(4)	—	(5)

Weighted-average shares of common stock used in computing net loss per share of common stock, basic and diluted	35,685	26,557	35,402	14,701

Net loss per share of common stock, basic and diluted	$(0.14)	$(0.15)	$(0.24)	$(0.36)

The following table presents the securities not included in the net loss per share calculations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common stock subject to repurchase	—	3	—	3
Options to purchase common stock	8,020	8,463	8,020	8,463
Unvested restricted stock units	555	—	555	—
Warrants to purchase common stock	266	297	266	297

Total	8,841	8,763	8,841	8,763

Reclassifications

Certain amounts in prior period financial statements including our investment in CO2 solution, asset retirement obligation and the composition of our deferred tax assets have been reclassified to conform to the current period presentation.

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

In March 2009, we amended our collaborative research agreement and license agreement with Shell. In connection with these amendments Shell purchased Series F redeemable convertible preferred stock for gross proceeds of $30.0 million and agreed to pay us (1) additional research funding at specified rates per FTE working on the project during the research term and (2) additional milestone payments upon the achievement of milestones. Shell has the right to reduce the number of funded FTEs, subject to certain limitations, with a required advance notice period ranging from 30 to 270 days and a subsequent period ranging from 90 to 360 days during which notices of further FTE reductions cannot be made by Shell. The length of these periods varies dependent on the number of funded FTEs reduced. In July 2011 we received notice from Shell that it was reducing the number of funded FTEs by 12, with such reductions to be effective in August 2011.

In accordance with our revenue recognition policy, the $20.0 million up-front exclusivity fee and the research funding fees to be received for FTE services are recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by us over the five-year research period commencing November 2007. Milestones payments to be earned under this agreement have been determined to be at risk at the inception of the arrangement and substantive and are expected to be recognized upon achievement of the applicable milestone and when collectability of such payment is reasonably assured. We recorded no milestone revenues during the three months ended June 30, 2011 and 2010, respectively. We recorded milestone revenues of zero and $1.4 million during the six months ended June 30, 2011 and 2010, respectively.

Under the agreements with Shell, we have the right to license technology from third parties that will assist us in meeting objectives under the collaboration. If third-party technology to be licensed is identified and mutually agreed upon by both parties, Shell is obligated to reimburse us for the licensing costs of the technology. Payments made by us to the third-party providers were recorded as research and development expenses related to our collaborative research agreement with Shell. None of the acquired licenses are expected to be used in products that will be sold within the next year and the phase of the project has not reached technological feasibility. Shell did not reimburse us for any licensing costs during the three months ended June 30, 2011. Shell reimbursed us for licensing costs of $88,000 for the three months ended June 30, 2010. Shell reimbursed us for licensing costs of $65,000 and $175,000 for the six months ended June 30, 2011 and 2010, respectively. We record these reimbursements against the costs incurred.

Manufacturing Collaboration

Arch

Since October 2005, we have partnered with Arch Pharmalabs, Ltd. (“Arch”), a company based in India engaged in the manufacturing and sale of active pharmaceutical ingredients (“APIs”), and intermediaries to pharmaceutical companies worldwide.

In February 2010, we consolidated certain of the contractual terms in our agreements with Arch by simultaneously terminating all of our existing agreements with Arch, other than the Master Services Agreement with Arch entered into as of August 1, 2006, and entering into new agreements with Arch. The new agreements, among other things, provide for biocatalyst supply from us to Arch and intermediate supply from Arch to us. We sell the biocatalysts to Arch at an agreed upon price, and Arch manufactures the intermediates on our behalf. Arch sells the intermediates to us at a formula-based or agreed upon price. We then directly market and sell the intermediates to a specified group of customers in the generic pharmaceutical industry. Under the new agreements, Arch may also sell intermediates directly to other customers, and a license royalty is owed by Arch to us based on the volume of product they sell to us and their other customers. Royalties earned from Arch under this arrangement were $159,000 and $135,000 for the three months ended June 30, 2011 and 2010, respectively and $321,000 and $162,000 for the six months ended June 30, 2011 and 2010, respectively.

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

We concluded that through June 30, 2011, we did not have the ability to exercise significant influence over CO2 Solution’s operating and financial policies. We consider our investment in CO2 Solution common shares as an investment in a marketable security that is available for sale, and carry it at fair value in non-current marketable securities, with changes in fair value recognized in accumulated other comprehensive income (loss). We have estimated the fair value of common shares using the fair value as of June 30, 2011, as determined by trading on the TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solution as a level 1 investment as discussed in Note 6.

At December 31, 2010, the estimated fair value of our investment in CO2 Solution common stock was $1.7 million and the unrealized gain was $334,000. At June 30, 2011, the estimated fair value of our investment in CO2 Solution common stock was $2.2 million and the unrealized gain of $0.5 million with a related tax expense of $0.3 million recorded in accumulated other comprehensive income (loss). The unrealized gain for the three months ended June 30, 2011 was $0.5 million with a related tax expense of $0.2 million and was recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

5. Balance Sheets and Statements of Operations Details

Cash Equivalents and Marketable Securities At June 30, 2011, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$23,247	$—	$—	$23,247	n/a
Commercial paper	7,494	—	—	7,494	105
Corporate bonds	23,605	39	(6)	23,638	400
U.S. Treasury obligations	997	4	—	1,001	458
Government-sponsored enterprise securities	7,005	14	—	7,019	190
Common shares of CO2 Solution	1,316	894	—	2,210	n/a

Total	$63,664	$951	$(6)	$64,609

The total cash and cash equivalents balance of $32.1 million as of June 30, 2011 was comprised of money market funds of $23.2 million and $8.9 million held as cash with major financial institutions in North America.

At December 31, 2010, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$64,956	$—	$—	$64,956	n/a
Common shares of CO2 Solution	1,316	334	—	1,650	n/a

Total	$66,272	$334	$—	$66,606

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$1,959	$1,963
Work in process	42	38
Finished goods	2,186	816

Total inventories	$4,187	$2,817

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Laboratory equipment	$32,405	$29,931
Leasehold improvements	10,692	10,961
Computer equipment and software	3,906	3,050
Office equipment and furniture	871	865
Construction in progress (1)	1,594	838

	49,468	45,645
Less: accumulated depreciation and amortization	(27,857)	(24,193)

Property and equipment, net	$21,611	$21,452

(1)	Construction in progress includes equipment received but not yet placed into service pending installation.

Due to the extension of the lease period for certain currently occupied facilities, we re-evaluated the depreciable lives of existing leasehold improvements, totaling $2.3 million in net book value at the time of reassessment in February 2011. Since leasehold improvements are typically depreciated over the lesser of the assets’ useful life or the remaining lease period, the extension of contracted facilities leases through 2020 necessitated a change in our estimate of depreciable lives on leasehold improvements.

While some lives have been shortened under this reassessment with the vacating of a portion of our facilities, the majority of depreciable lives have been extended up to as much as 5 years from the assets’ in service date, in accordance with our leasehold improvements’ standard useful lives. The net effect of this reassessment is lower monthly depreciation being recognized on leasehold improvements over a longer period of time. These changes’ net effect on depreciation expense recognized is not expected to be material on a quarterly or annual basis.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,098	$(2,992)	$106	$3,098	$(2,943)	$155
Developed and core technology	1,534	(1,334)	200	1,534	(1,212)	322
Noncompete agreements	90	(90)	—	90	(90.00)	—
Intellectual property	20,244	(2,249)	17,995	20,244	(563.00)	19,681

	$24,966	$(6,665)	$18,301	$24,966	$(4,808)	$20,158

Amortization expense for intangible assets totaled $1.9 million and $278,000 for the six months ended June 30, 2011 and 2010, respectively. Amortization expense for intangible assets totaled $928,000 and $93,000 for the three months ended June 30, 2011 and 2010, respectively.

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

The following table presents our financial instruments that were measured at fair value on a recurring basis at June 30, 2011 by level within the fair value hierarchy (in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$23,247	$—	$—	$23,247
Commercial paper	—	7,494	—	7,494
Corporate bonds	—	23,638	—	23,638
U.S. Treasury obligations	—	1,001	—	1,001
Government-sponsored enterprise securities	—	7,019	—	7,019
Common shares of CO2 Solution	2,210	—	—	2,210

Total	$25,457	$39,152	$—	$64,609

The following table presents our financial instruments that were measured at fair value on a recurring basis at December 31, 2010 by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$64,956	$—	$—	$64,956
Common shares of CO2 Solution	1,650	—	—	1,650

Total	$66,606	$—	$—	$66,606

7. Other Related Party Transactions

Exela PharmaSci, Inc.

We signed a license agreement with Exela PharmaSci, Inc. (“Exela”) in 2007. A member of our board of directors is also on the board of directors of Exela. Under the terms of the agreement, Exela would pay us a royalty based on their achievement of certain commercial goals.

During the three and six months ended June 30, 2011, we recognized $105,000 and $330,000, respectively of revenue related to this arrangement, shown in our condensed consolidated statement of operations as collaborative research and development revenue. We did not recognize any revenue from Exela prior to 2011. As of June 30, 2011, we have no amounts owed from Exela.

8. Commitments and Contingencies

Operating Leases

Our headquarters are located in Redwood City, California where we occupy approximately 91,000 square feet of office and laboratory space in four buildings. On March 16, 2011, we entered into a Fifth Amendment to Lease (the “Fifth Amendment”) with Metropolitan Life Insurance Company (“MetLife”) with respect to our offices located at 200 and 220 Penobscot Drive, Redwood City, California, (the “Penobscot Space”), 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”) and 640 Galveston Drive, Redwood City, California (the “Galveston Space”), and with respect to approximately 29,921 square feet of additional space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”).

Under the Fifth Amendment, the term of the lease of the Penobscot Space, the Building 2 Space and the Saginaw Space lasts until January 31, 2020, with options to extend for two additional five year periods. The Fifth Amendment provides a number of incentives to us including forgiveness of rent payments for the initial two months of the lease term, a tenant improvement allowance of $2.4 million of (“TIA”) and additional special allowances for certain HVAC costs. We intend to apply TIA funds toward capital improvements to the expanded facility as well as upgrades and re-configuration of existing lab and office space. A portion of the TIA may be utilized by us to pay costs for furniture, furnishings and equipment. As of June 30, 2011 we have spent $1.2 million on capital improvements related to the facilities. We will request reimbursement from the landlord out of the TIA when construction is completed later in 2011. The TIA will be recognized on a straight-line basis over the term of the lease as a reduction in rent expense. Additionally, the Fifth Amendment waived our existing asset retirement obligations for the impacted buildings, resulting in a $0.3 million decrease in our obligation and a $0.1 million gain on extinguishment of asset retirement obligations recorded in our condensed consolidated statement of operation as sales, general and administrative expenses.

The lease of the Galveston Space on this property was not extended with the Fifth Amendment and will expire as per the original agreement in January 2013, with an option for an additional term of up to two years.

Rent payments under the Fifth Amendment will increase at an annual rate of approximately 3%, with rent expense recognized on a straight-line basis over the term of the lease. In accordance with the terms of the lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. This letter of credit increased from $562,000 as of December 31, 2010 to $707,000 as of June 30, 2011 and is recorded as restricted cash on the consolidated balance sheets.

We also rent facilities in Singapore and Hungary. Rent expense is being recognized on a straight-line basis over the respective terms of these leases.

Future minimum payments under non-cancellable operating leases at June 30, 2011 are as follows (in thousands):

Operating leases
Six months ending December 31, 2011:	$1,559

Years ending December 31, 2012:	3,232
2013	2,750
2014	2,431
2015	2,502
2016 and beyond	11,026

Total minimum payments	$23,500

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

Other contingencies

In November 2009, one of our foreign subsidiaries sold intellectual property to us. Under the local laws of the subsidiary, the sale of intellectual property to a nonresident legal entity is deemed an export and is not subject to value added tax. However, there is uncertainty regarding whether the items sold represented intellectual property or research and development services, which would subject the sale to value added tax. We believe that the uncertainty results in an exposure to pay value added tax that is more than remote but less than likely to occur and, accordingly, have not recorded an accrual for this exposure. Should the sale be deemed a sale of research and development services, we could be obligated to pay an estimated amount of $0.6 million.

9. Warrants

No warrants were exercised during the six months ended June 30, 2011. At June 30, 2011, the following common stock warrants were issued and outstanding:

June 30, 2011
Issue Date	Shares Subject to Warrants	Exercise Price per Share	Expiration
October 25, 2005	6,066	$1.05	October 25, 2012
May 25, 2006	184,895	$5.96	May 25, 2013
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017

10. Stockholders’ Deficit

In 2002, we adopted the 2002 Stock Plan (the “2002 Plan”), under which our board of directors may issue incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. In March, 2010, our board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of our IPO in April 2010. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under our 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance, and during the six months ended June 30, 2011 an additional 1,393,142 shares were reserved under the 2010 plan as a result of this provision. As of June 30, 2011, we had a total of 10,038,342 shares of common stock reserved for issuance under our 2010 Plan and no shares available for issuance under the 2002 Plan.

We granted 559,799 restricted stock units (“RSU”) during the three months ended March 31, 2011. We did not grant any RSUs in the three months ended June 30, 2011. The RSUs vest over four years with 25% of the RSUs vesting on each annual anniversary. The fair value of the RSUs was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period. For the three and six months ended June 30, 2011, we recorded $324,000 and $497,000, respectively of stock compensation expense related to the RSUs.

During the three and six months ended June 30, 2011, we issued 456,260 and 1,042,585 common shares for stock options exercised, respectively.

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

The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	951	879	1,801	1,568
Sales, general and administrative	1,598	1,417	3,056	2,383

	$2,549	$2,296	$4,857	$3,951

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

Operations outside of the United States consist principally of research and development and sales activities. Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Americas(1)	$17,417	$17,003	$35,135	$33,534
Europe	3,721	1,548	5,356	4,594
Asia	4,917	5,929	16,598	12,052

	$26,055	$24,480	$57,089	$50,180

(1)	Primarily United States

Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Long-lived assets
Americas(1)	$34,230	$35,373
Europe	4,059	3,980
Asia	2,775	3,398

	$41,064	$42,751

(1)	Primarily United States

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our proprietary technology platform enables the creation of optimized biocatalysts that make existing industrial processes faster, cleaner and more efficient than current methods and has the potential to make new industrial processes possible on a commercial scale. We have focused our biocatalyst development efforts on large and rapidly growing markets, including pharmaceuticals, advanced biofuels and bio-chemicals. We have commercialized our biocatalysts in the pharmaceutical industry and are developing biocatalysts for use in producing advanced biofuels under a multi-year research and development collaboration with Shell and for use in sustainable detergent alcohols under a collaboration with M&G. We have enabled biocatalyst-based drug manufacturing processes at commercial scale and have delivered biocatalysts and drug products to some of the world’s leading pharmaceutical companies. In our research and development collaboration with Shell, we are developing biocatalysts for use in producing advanced biofuels from renewable sources of non-food plant materials, known as cellulosic biomass. We are also pursuing opportunities in the bio-based chemicals market, including developing sustainable detergent alcohols for use in the household products market in collaboration with M&G. Additionally, we are using our technology platform to pursue biocatalyst-enabled solutions in other bioindustrial markets, including carbon management and water treatment.

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

To date, we have generated revenues primarily from collaborative research and development funding, pharmaceutical product sales and government grants. Our revenues have increased in each of the last three fiscal years, growing from $50.5 million in 2008, to $82.9 million in 2009 to $107.1 million in 2010. Our revenues increased from $50.2 million for the six months ended June 30, 2010 to $57.1 million for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $176.7 million. We incurred net losses of $45.1 million, $20.3 million and $8.5 million in the years ended December 31, 2008, 2009 and 2010, respectively and a net loss of $8.5 million for the six months ended June 30, 2011.

Most of our revenues since inception have been derived from collaborative research and development arrangements, which accounted for 66%, 78% and 66% of our revenues in 2010, 2009 and 2008, respectively. Collaborative research and development arrangements accounted for 61% and 64% of our revenues for the six months ended June 30, 2011 and 2010, respectively. Related party collaborative research and development received from Shell accounted for 62%, 76% and 60% of our revenues in 2010, 2009 and 2008, respectively. Related party collaborative research and development received from Shell accounted for the 52% and 61% of our revenues for the six months ended June 30, 2011 and 2010, respectively.

Our product sales accounted for 31%, 22% and 33% of our revenues in 2010, 2009 and 2008, respectively. Product sales accounted for 37% and 29% of our revenues for the six months ended June 30, 2011 and 2010, respectively. Our product sales on a dollar basis have increased in each of the last three fiscal years, from $16.9 million in 2008 to $18.6 million in 2009 and to $32.8 million in 2010. Our product sales increased from $14.8 million for the six months ended June 30, 2010 to $21.3 million for the six months ended June 30, 2011.

Notwithstanding our revenue growth, we continue to experience significant losses as we have invested heavily in research and development and administrative infrastructure in connection with the growth of our business. In light of the growth in market acceptance of our products and services to date, we currently intend to increase our investment in research and development, such that we do not expect to achieve profitability on an annual basis prior to at least 2012.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses, facility costs, supplies, depreciation of facilities, and laboratory equipment and amortization of acquired technologies, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. As a result of our purchase of the directed evolution intellectual property assets from Maxygen, Inc. (“Maxygen”) (“Maxygen IP”) in 2010, our obligation to pay biofuels royalties to Maxygen terminated. License and royalty fees paid to Maxygen prior to our acquisition of the Maxygen IP fluctuated depending on the timing and type of consideration received in connection with our biofuels research and development collaboration with Shell. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation expenses (including stock-based compensation), hiring and training costs, consulting and service provider expenses (including patent counsel related costs), marketing costs, occupancy-related costs, depreciation and amortization expenses and travel and relocation expenses.

Shell

In June 2011, Equilon Enterprises LLC, a wholly owned subsidiary of Shell completed the transfer of all of its equity interests in us, together with its right to appoint one member to our board of directors, to Raízen. Following the transfer, Raízen became our largest shareholder with an ownership interest of approximately 15.5%. Raízen’s primary business is the production of ethanol, sugar and power, and the supply, distribution and retail of transportation fuels. Notwithstanding the above, our collaborative research agreement continues directly with Shell and was not included in transfer to Raízen.

Critical Accounting Policies and Estimates

The interim condensed consolidated financial statements have been prepared in conformity with GAAP and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our condensed consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis.

Financial Operations Overview

The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended June 30,		% of Total Revenues		Six Months Ended June 30,		% of Total Revenues
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues:
Product	$8,397	$8,484	32%	35%	$21,329	$14,760	37%	30%
Related party collaborative R&D	14,847	14,653	57%	60%	29,670	30,695	52%	61%
Collaborative R&D	2,538	851	10%	3%	5,201	1,511	9%	3%
Government grants	273	492	1%	2%	889	3,214	2%	6%

Total Revenues	26,055	24,480	100%	100%	57,089	50,180	100%	100%

Costs and operating expenses:
Cost of product revenues	7,106	6,075	27%	25%	18,756	11,293	33%	23%
Research and development	14,965	13,004	57%	53%	28,715	25,986	50%	52%
Selling, general and administrative	9,276	8,652	36%	35%	18,289	17,252	32%	34%

Total costs and operating expenses	31,347	27,731	120%	113%	65,760	54,531	115%	109%

Loss from operations	(5,292)	(3,251)	nm	nm	(8,671)	(4,351)	nm	nm
Interest income	71	46	0%	0%	120	74	0%	0%
Interest expense and other, net	16	(654)	0%	nm	34	(1,012)	0%	nm

Loss before provision for income taxes	(5,205)	(3,859)	nm	nm	(8,517)	(5,289)	nm	nm
Provision (benefit) for income taxes	(165)	87	nm	0%	(6)	26	0%	0%

Net loss	$(5,040)	$(3,946)	nm	nm	$(8,511)	$(5,315)	nm	nm

Three months ended June 30, 2011 compared to three months ended June 30, 2010.

Revenues

	Three Months Ended June 30,		Change
(In Thousands)	2011	2010	$	%
Product	$8,397	$8,484	$(87)	-1%
Related party collaborative R&D	14,847	14,653	194	1%
Collaborative R&D	2,538	851	1,687	198%
Government grants	273	492	(219)	-45%

Total revenues	$26,055	$24,480	$1,575	6%

Revenues increased during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to increased revenues from collaborative research and development projects and our related party collaborative research and development projects which was partially offset by declines in revenues from product sales and government grants.

Product revenues decreased $0.1 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the timing of innovation product orders between quarters partially offset by increased product sales to our generics customers in the three months ended June 30, 2011.

Related party collaborative research and development revenues increased $0.2 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to the contractual increases in the billing rates for the FTEs engaged in our research and development collaboration with Shell. We had an average of 128 FTEs in this collaboration during the three months ended June 30, 2011 and June 30, 2010.

Collaborative research and development revenues increased $1.7 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to our expanded activities in our collaborations in carbon management and collaborations with pharmaceuticals customers.

Government grant revenues decreased $0.2 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to fact that we recognized a grant from the Singapore Economic Development Board (“EDB”) for $0.5 million in the three months ended June 30, 2010 with no similar EDB grant revenue in the three months ended June 30, 2011. The decrease in government grant revenues was partially offset by a $0.3 million grant received from the U.S. Department of Energy during the three months ended June 30, 2011 under the ARPA-E Recovery Act program.

Our top five customers accounted for 76% and 88% of our total revenues for the three months ended June 30, 2011 and 2010, respectively. Shell accounted for 57% and 60% of our total revenues for the three months ended June 30, 2011 and 2010, respectively.

Cost of Product Revenues

	Three Months Ended June 30,		Change
(In Thousands)	2011	2010	$	%
Cost of revenues:
Product	$7,106	$6,075	$1,031	17%

Gross profit:
Product	$1,291	$2,409	$(1,118)	-46%

Product gross margin %	15%	28%

Our cost of product revenues increased $1.0 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 while our gross margins decreased from 28% to 15% in the three months ended June 30, 2010 and 2011, respectively. This shift was primarily due to a change in the weighting of the sales mix from high margin innovator products in 2010 toward lower margin generic product sales in the second quarter of 2011.

Operating Expenses

	Three Months Ended June 30,		Change
(In Thousands)	2011	2010	$	%
Research and development	$14,965	$13,004	$1,961	15%
Selling, general and administrative	9,276	8,652	624	7%

Total operating expenses	$24,241	$21,656	$2,585	12%

Research and Development. Research and development expenses increased $2.0 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the $0.8 million increase in amortization expense related to our acquisition of the Maxygen IP. We incurred a $0.3 million increase in compensation costs related to an increase in headcount and stock-based compensation, a $0.2 million increase in travel costs, a $0.2 million increase in facility costs related to our expanded facilities in Redwood City California, a $0.3 million increase in costs for lab supplies related to our lab expansion and a $0.2 million increase in costs for software and system support. This was partially offset by a $0.2 million decrease in royalty fees paid to Maxygen as a consequence of our acquisition of the Maxygen IP and related termination of the IP license agreement. Research and development expenses included stock-based compensation expense of $1.0 million and $0.9 million during the three month periods ended June 30, 2011 and 2010, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.6 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to a $0.4 million increase in compensation costs related to increased headcount and stock-based compensation. We increased spending on outsides services and consultants by $0.6 million. We also increased spending on travel costs by $0.2 million. This was partially offset by $0.4 million decrease in legal costs in the three months ended June 30, 2011. Selling, general and administrative expenses included stock-based compensation expense of $1.6 million and $1.4 million during the three months ended June 30, 2011 and 2010, respectively.

Other Income (Expense), net

	Three Months Ended June 30,		Change
(In Thousands)	2011	2010	$	%
Interest income	$71	$46	$25	54%
Interest expense and other, net	16	(654)	670	-102%

Total other income (expense), net	$87	$(608)	$695	-114%

Interest Income. Interest income increased due to higher average returns on our of cash, cash equivalents and marketable securities on hand during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Interest Expense and Other, Net. Interest expense and other, net, decreased $0.6 million during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily related to decreased interest expense of $0.1 million due to the payoff of our debt obligation on a loan from the General Electric Capital Corporation and the Oxford Finance Corporation (“GE Capital Loan”), the recognition of an increase in the fair value of our redeemable convertible preferred stock warrant liability in 2010 of $0.3 million and decreased foreign exchange losses of $0.4 million. The preferred stock warrants converted to common stock warrants upon our IPO and subsequently no longer impact other expenses.

Provision (benefit) for Income Taxes. The tax provision (benefit) for the three months ended June 30, 2011 and 2010 primarily consisted of income taxes attributable to foreign operations.

Restructuring Charges. There was no change in our restructuring accruals during the three months ended June 30, 2011.

Six months ended June 30, 2011 compared to six months ended June 30, 2010.

Revenues

	Six Months Ended June 30,		Change
(In Thousands)	2011	2010	$	%
Product	$21,329	$14,760	$$6,569	45%
Related party collaborative R&D	29,670	30,695	(1,025)	-3%
Collaborative R&D	5,201	1,511	3,690	244%
Government grants	889	3,214	(2,325)	-72%

Total revenues	$57,089	$50,180	$6,909	14%

Revenues increased during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to increased revenues from product sales and collaborative research and development projects which was partially offset by declines in revenues from government grants and our related party collaborative research and development projects.

Product revenues increased $6.6 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to increased sales to Merck and increased product sales to our generics customers.

Related party collaborative research and development revenues decreased $1.0 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to a milestone payment of $1.4 million received in the six months ended June 30, 2010. The decrease in related party collaborative research and development revenues in 2011 was partially offset by the contractual increases in the billing rates for the FTEs engaged in our research and development collaboration with Shell. We had an average of 128 FTEs in this collaboration during the six months ended June 30, 2011 and June 30, 2010.

Collaborative research and development revenues increased $3.7 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to expanded activities in our collaborations in carbon management and collaborations with new and existing pharmaceuticals customers.

Government grant revenues decreased $2.3 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the recognition of a grant from the EDB for $2.7 million in the six months ended June 30, 2010 with no similar EDB grant revenue in the six months ended June 30, 2011. The decrease in government grant revenues was partially offset by a $0.9 million grant we received from the U.S. Department of Energy during the six months ended June 30, 2011 under the ARPA-E Recovery Act program.

Our top five customers on a year to date basis accounted for 79% and 87% of our total revenues for the six months ended June, 30, 2011 and 2010, respectively. Shell accounted for 52% and 61% of our total revenues for the six months ended June 30, 2011 and 2010, respectively.

Cost of Product Revenues

	Six Months Ended June 30,		Change
(In Thousands)	2011	2010	$	%
Cost of revenues:
Product	$18,756	$11,293	$7,463	66%

Gross profit:
Product	$2,573	$3,467	$(894)	-26%

Product gross margin %	12%	23%

Our cost of product revenues increased $7.5 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the $6.6 million increase in our product sales. Gross margins decreased from 23% to 12% in the six months ended June 30, 2010 and 2011, respectively, due to a change in sales mix towards lower margin product sales in the first half of 2011.

Operating Expenses

	Six Months Ended June 30,		Change
(In Thousands)	2011	2010	$	%
Research and development	$28,715	$25,986	$2,729	11%
Selling, general and administrative	18,289	17,252	1,037	6%

Total operating expenses	$47,004	$43,238	$3,766	9%

Research and Development. Research and development expenses increased $2.7 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to the $1.7 million increase in amortization expense related to our acquisition of the Maxygen IP. We incurred additional expenses of $0.2 million for depreciation and amortization expense due to leasehold improvements and capital equipment acquisitions, $0.4 million due to increased travel costs and $0.5 million in increased stock compensation costs. This was partially offset by a $0.7 million decrease in royalty fees paid to Maxygen as a consequence of our acquisition of the Maxygen IP and related termination of the IP license agreement. Research and development expenses included stock-based compensation expense of $1.8 million and $1.6 million during the periods ended June 30, 2011 and 2010, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $1.0 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to a $1.3 million increase in compensation costs related to headcount and stock-based compensation. We also increased spending on travel costs by $0.3 million and outside services and consultants for $0.3 million. This was partially offset by $0.9 million decrease in legal costs in the six months ended June 30, 2011 as we decreased our dependence on outside legal firms. Selling, general and administrative expenses included stock-based compensation expense of $3.1 million and $2.4 million during the six months ended June 30, 2011 and 2010, respectively.

Other Income (Expense), net

	Six Months Ended June 30,		Change
(In Thousands)	2011	2010	$	%
Interest income	$120	$74	$46	62%
Interest expense and other, net	34	(1,012)	1,046	-103%

Total other income (expense), net	$154	$(938)	$1,092	-116%

Interest Income. Interest income increased due to higher average returns on our cash, cash equivalents and marketable securities on hand during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Interest Expense and Other, Net. Interest expense and other, net, decreased $0.4 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily related to decreased interest expense of $0.3 million due to the payoff of our debt obligation on the GE Capital Loan, decreased foreign exchange losses of $0.3 million compared to 2010, the recognition of an increase in the fair value of our redeemable convertible preferred stock warrant liability in 2010 of $0.7 million and decreased other income of $0.4 million due to contractual arrangements with Arch. The preferred stock warrants converted to common stock warrants upon our IPO and subsequently no longer impact other expenses.

Provision (benefit) for Income Taxes. The tax provision (benefit) for the six months ended June 30, 2011 and 2010 primarily consisted of income taxes attributable to foreign operations.

Restructuring Charges. There was no change in our restructuring accruals during the six months ended June 30, 2011

Liquidity and Capital Resources

	Six Months Ended June 30,
(In Thousands)	2011	2010
Net cash used in operating activities	$(343)	$(18,713)
Net cash used in investing activities	(42,385)	(28,613)
Net cash provided by financing activities	2,390	67,006
Effect of foreign exchange rates on cash and cash equivalents	24	(52)

Net increase in cash and cash equivalents	$(40,314)	$19,628

(In Thousands)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$32,082	$72,396
Marketable securities (1)	14,593	—
Accounts receivable, net	11,306	15,333
Accounts payable, accrued compensation and other accrued liabilities	20,139	22,945
Working capital (2)	39,939	64,708

(1)	Includes only the current portion of our marketable securities.
(2)	Working capital consists of total current assets less total current liabilities.

Cash Flows from Operating Activities

Operating activities used $0.3 million of net cash during the six months ended June 30, 2011. We incurred a net loss of $8.5 million in the six months ended June 30, 2011, which included non-cash share-based compensation expense of $4.9 million and depreciation and amortization of $5.6 million. Changes in operating asset and liability accounts used $2.3 million of net cash during the six months ended June 30, 2011.

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

Cash used by investing activities totaled $42.4 million during the six months ended June 30, 2011 and consisted of capital expenditures of $4.2 million primarily due to the purchase of lab equipment, improvements to our facilities in Redwood City, California and an increase of marketable securities of $38.2 million due to the investment of our cash and cash equivalents.

Cash used in investing activities totaled $28.6 million during the six months ended June 30, 2010 and consisted of capital expenditures of $3.2 million primarily related to the purchase of manufacturing and lab equipment and an increase in marketable securities of $25.5 million.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $2.4 million during the six months ended June 30, 2011 consisting of proceeds from the exercise of stock options.

Cash provided by financing activities totaled $67.0 million during the six months ended June 30, 2010 including gross proceeds received related to our IPO of $72.5 million offset by payments in preparation for our IPO of $3.1 million and payments on financing obligations of $2.7 million.

Contractual Obligations and Commitments

Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. As a result of our amended lease we increased our restricted cash balance by $145,000 in March 2011. The following table summarizes the future commitments arising from our contractual obligations at June 30, 2011 (in thousands):

Operating leases
Six months ending December 31, 2011:	$1,559

Years ending December 31, 2012:	3,232
2013	2,750
2014	2,431
2015	2,502
2016 and beyond	11,026

Total minimum payments	$23,500

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the six months ended June 30, 2011. This is discussed in further detail in our Annual Report on Form 10-K filed with the SEC on February 10, 2011.

Equity Price Risk

As described in Note 4 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solution, whose shares are publicly traded in Canada on the TSX Venture Exchange. This investment is exposed to fluctuations in both the market price of CO2 Solution’s common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of June 30, 2011 would have been an unrealized loss of approximately $221,000, recognized as a component of other comprehensive income (loss) in stockholders’ deficit on the condensed consolidated balance sheets. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of June 30, 2011 would have been an unrealized loss of approximately $221,000, recognized as a component of interest expense and other, net on the condensed consolidated statements of operations.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report and in our annual report on Form 10-K:

•	our ability to achieve or maintain profitability;

•	our relationships with and dependence on collaborators in our principal markets;

•	our dependence on Shell for the development and commercialization of biofuels;

•	the feasibility of producing and commercializing biofuels derived from cellulose;

•	our dependence on a limited number of customers;

•	our dependence on a limited number of contract manufacturers of our biocatalysts and suppliers for our pharmaceutical intermediates and APIs;

•	our dependence on a limited number of products in our pharmaceutical business;

•	our ability to manage our growth;

•	our ability to develop and successfully commercialize new products for the pharmaceuticals market;

•	our ability to commercialize our technology in other bioindustrial markets;

•	our ability to maintain license rights for commercial scale expression systems for cellulases;

•	fluctuations in the price of and demand for petroleum-based fuels;

•	the availability of renewable biomass sources;

•	reductions or changes to existing fuel regulations and policies;

•	our potential bio-based chemical products might not be approved or accepted by our customers;

•	the existence of government subsidies or regulation with respect to carbon dioxide emissions;

•	our ability to obtain and maintain governmental grants;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses we may acquire with our business;

•	potential issues related to our ability to accurately report our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	business interruptions such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business;

•	potential product liability claims; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $45.1 million, $20.3 million and $8.5 million in 2008, 2009 and 2010, respectively, and net loss of $8.5 million for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of $176.7 million. We expect to incur losses and negative cash flow from operating activities for the foreseeable future. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators and expect to derive a substantial portion of our revenues from these sources for the foreseeable future. If we are unable to extend our existing agreements or enter into new agreements upon the expiration or termination of our existing agreements, our revenues could be adversely affected. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, the payment of which are uncertain as they are dependent on our and our collaborators’ abilities and willingness to successfully develop and commercialize products. We expect to spend significant amounts to fund the development of additional pharmaceutical and potential bioindustrial products, including biofuels and bio-based chemicals. As a result, we expect that our expenses will exceed revenues for the foreseeable future and we do not expect to achieve profitability prior to at least 2012, if ever. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We cannot control the financial resources Shell devotes to our programs under the collaborative research agreement. Currently, we receive bi-monthly payments from Shell that are based on the number of full-time employee equivalents, or FTEs, that work on our research collaboration with Shell. The number of FTEs that work on the program, and the payments from Shell for these FTEs, are specified in our collaborative research agreement. Shell has the right to reduce the number of funded FTEs, with any one reduction not to exceed 98 funded FTEs, following advance written notice. The required notice period ranges from 30 to 270 days. Following any such reduction, Shell is subject to a standstill period of between 90 and 360 days during which period Shell cannot provide notice of any further FTE reductions. The notice and standstill periods are dependent on the number of funded FTEs reduced, with the length of notice and standstill periods increasing commensurate with the number of FTEs reduced. Any such reduction could have a material adverse impact on our revenues and business plan for biofuels. In July 2011, we received notice from Shell that it was reducing the number of funded FTEs by 12, with such reductions to be effective in August 2011. Moreover, disputes may arise between us and Shell, which could delay the programs on which we are working or could prevent the commercialization of products developed under our research and development collaboration. If that were to occur, we may have to use funds, personnel, equipment, facilities and other resources that we have not budgeted to undertake certain activities on our own. Disagreements with Shell could also result in expensive arbitration or litigation, which may not be resolved in our favor. Performance issues, program delay or termination or unbudgeted use of our resources may have a material adverse effect on our business and financial condition. Even if we successfully develop commercially viable technologies, our ability to derive revenues from those technologies will be dependent upon Shell’s willingness and ability to commercialize them. Shell has the right, but not the obligation, to commercialize these technologies. If Shell decides to commercialize our technology, we would need to rely on Shell, or other parties selected by Shell, to design, finance and construct commercial scale biofuel facilities, and operate commercial scale facilities at costs that are competitive with traditional petroleum-based fuels and other alternative fuel technologies that may be developed. Shell could merge with or be acquired by another company or experience financial or other setbacks unrelated to our research collaboration agreement that could adversely affect us.

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

We cannot guarantee that our relationship with Shell will continue. Shell can terminate its collaborative research agreement with us for any or no reason by providing us with nine months’ notice. Each party also has the right to terminate the license agreement and the collaborative research agreement in the case of an uncured breach by the other party, and to terminate the collaborative research agreement if that party believes the other party has assigned the collaborative research agreement to a direct competitor of the terminating party. Furthermore, Shell recently transferred all of its equity interests in us, together with its right to appoint one member to our board of directors, to Raízen Energia S.A., or Raízen, a Brazil-based biofuels joint venture between Shell and Cosan S.A., and it is unknown at this time what impact, if any, this transfer will have on our collaboration with Shell. If our collaboration with Shell were to fail, we would likely need to find another collaborator to provide the financial assistance and infrastructure necessary for us to develop and commercialize our products and execute our strategy with respect to biofuels. Failure to maintain this relationship would have a material adverse effect on our business, financial condition and prospects.

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

We do not yet know what impact, if any, our relationship with Raízen will have on our business.

In June 2011, Shell completed the transfer of all of its equity interests in us, together with the associated right to appoint one member to our board of directors, to Raízen. Following the transfer, Raízen became our largest stockholder with an ownership interest of approximately 15.5%. Raízen’s primary business is the production of ethanol, sugar and power, and the supply, distribution and retail of transportation fuels. We do not know yet what commercial benefits, if any, we will derive from our relationship with Raízen.

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

Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2009, our top five customers accounted for 90% of our total revenues, with Shell accounting for 76% of our total revenues. For the year ended December 31, 2010, our top five customers accounted for 85% of our total revenues, with Shell accounting for 62% of our total revenues. For the six months ended June 30, 2011, our top five customers accounted for 79% of our total revenues, with Shell accounting for 52% of our total revenues. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

We are dependent on a limited number of products in our pharmaceutical business.

Our current product revenues are derived from a limited number of pharmaceutical products. For the year ended December 31, 2010, we derived 87% of our product revenue from three pharmaceutical product families: statins, hepatitis C therapies and anti-diabetics. We expect a limited number of pharmaceutical products to continue to account for a significant portion of our pharmaceutical product revenues for the foreseeable future. This product concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business of one or a combination of our significant pharmaceutical products could materially adversely affect our revenues, financial condition and results of operations.

We are dependent on contract manufacturers for commercial scale production of our biocatalysts.

We have limited internal capacity to manufacture biocatalysts and are unable to manufacture for all of our commercial scale production needs. As a result, we are dependent upon the performance and capacity of third party manufacturers for the commercial scale manufacturing of our biocatalysts.

We rely on several contract manufacturers, including Lactosan GmbH & Co. KG, or Lactosan, to manufacture substantially all of the biocatalysts used in our pharmaceutical business. Our pharmaceutical business, therefore, faces risks of difficulties with, and interruptions in, performance by these contract manufacturers, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. The failure of any manufacturers that we may use to supply manufactured product on a timely basis or at all, or to manufacture our biocatalysts in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand would adversely affect our ability to sell pharmaceutical products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. For example, in 2008, we were required to secure an alternative source of certain biocatalysts when viruses infected one of our contract manufacturer’s facilities. If this or any similar event disrupts the operations of any of our suppliers in the future, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.

We have a supply agreement with Lactosan, but we do not currently have a long-term supply contract with any other contract manufacturers. Other than Lactosan, our contract manufacturers are under no obligation to manufacture our biocatalysts and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our pharmaceutical sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing capacity, it could take a year or longer before our facility is able to produce commercial volumes of our biocatalysts. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our collaborators or customers and could negatively affect our revenues or operating results.

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

The accuracy and timeliness of our financial reporting may be adversely affected if we are unable to implement and maintain effective internal control over financial reporting in the future.

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

We may encounter difficulties managing our growth, which could adversely affect our business.

Our business has grown rapidly and we expect this growth to continue. Overall, we have grown from approximately 40 employees at the end of 2002 to approximately 322 employees as of June 30, 2011. Currently, we are working simultaneously on multiple projects targeting several markets. Furthermore, we are conducting our business across several countries, including countries in North America, South America, Europe and Asia. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, collaborators, suppliers and other third parties. Our ability to manage our operations, growth, and various projects effectively will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. As a result, we may be unable to manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter. In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

Our business could be adversely affected if the processes used by our customers to manufacture their final pharmaceutical products fail to be approved.

Our biocatalysts are used in the manufacture of intermediates and APIs which are then used in the manufacture of final pharmaceutical products by our existing and potential branded drug customers. These pharmaceutical products must be approved by the FDA in the United States and similar regulatory bodies in other markets prior to commercialization. If our customers who sell branded-drugs, which we refer to as innovators, fail to receive regulatory approval for the drugs, fail to receive regulatory approval for new manufacturing processes for previously approved drugs, or decide for business or other reasons to discontinue their drug development activities, our revenues and prospects will be negatively impacted. The process of producing these drugs, and their generic equivalents, is also subject to regulation by the FDA in the United States and equivalent regulatory bodies in other markets. If any pharmaceutical process that uses our biocatalysts does not receive approval by the appropriate regulatory body or if customers decide not to pursue approval, our business could be adversely affected.

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

If we are unable to successfully commercialize our technology in biofuels or bio-based chemicals, we may be unable to grow our business.

We expect to invest a significant amount of our future research and development efforts in the bio-based chemicals market and potentially, the biofuels market. We have limited financial and managerial resources, we will be required to prioritize our application of resources to particular development and commercialization efforts. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these areas and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected.

If we are unable to maintain license rights to a commercial scale expression system for enzymes that convert cellulosic biomass to sugars, our business may be materially adversely affected.

We entered into a license agreement with Dyadic International, Inc. and its affiliate, or Dyadic, in November 2008 to obtain access to an expression system that is capable of producing the necessary biocatalysts for the commercialization of products derived from cellulose, including biofuels and bio-based chemicals. Under the license agreement with Dyadic, we obtained a non-exclusive license under intellectual property rights of Dyadic relating to Dyadic’s proprietary fungal expression technology for the production of enzymes. We also obtained access to specified materials of Dyadic relating to such Dyadic technology. Our license is sublicenseable to Shell in the field of biofuels. Dyadic has the right to terminate our licenses under the license agreement if we challenge the validity of any of the patents licensed under the license agreement and for various other reasons. Our licenses and access to such materials of Dyadic under the license agreement will terminate as a result of any termination of the license agreement other than due to Dyadic’s material breach. If we are unable to maintain these rights on commercially reasonable terms or if the license agreement is terminated for any reason, we will need to buy or license this type of expression system from another party or develop this type of expression system ourselves, which may be difficult, costly and time consuming, in part because of the broad, existing intellectual property rights owned by Novozymes, Danisco A/S, which was recently acquired by E.I. Du Pont De Nemours and Company, or DuPont, and others. If any of these events occur, our business may be materially adversely affected.

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

Our biofuel and bio-based chemical business opportunities may be limited by the availability or cost of renewable feedstocks.

Our business opportunities in the biofuel and bio-based chemical markets may be dependent on the availability and price of feedstocks, including sugar, starch and cellulosic biomass. If the availability of these feedstocks decreases or their price increases, this may reduce the desirability of our biofuel and bio-based chemical products, as well as the biofuels royalties that we collect from Shell, and have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce.

The price and availability of feedstocks may be influenced by general economic, market and regulatory factors. These factors include the availability of arable land to supply feedstock, weather conditions, farming decisions, logistics for collection and storage of biomass, government policies and subsidies with respect to agriculture and international trade, and global demand and supply. The significance and relative impact of these factors on the price of feedstocks is difficult to predict, especially without knowing what types of feedstocks we may need to use.

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

We cannot assure you that our potential bio-based chemical products will be approved or accepted by customers.

We intend to enter the market for chemical products used by large consumer products or chemical companies. In entering these markets, we intend to sell our products as alternatives to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our molecules generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may resist changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers. Factors that these potential customers consider during the product qualification process include consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers that our products are comparable to the chemicals that they currently use or that the use of our products produces other benefits to them, we will not be successful in entering these markets and our business will be adversely affected.

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

We are subject to routine audits by government agencies or other third parties as part of our government grants contracts. The auditor may review our performance, cost structures and compliance with applicable laws, regulations and standards. Funds available under grants must be applied by us toward the research and development programs specified by the granting agencies, rather than for all of our programs generally. If any of our costs are found to be allocated improperly, the costs may not be reimbursed and any costs already reimbursed may have to be refunded. Accordingly, an audit could result in an adjustment to our revenues and results of operations.

We face risks associated with our international business.

Significant portions of our operations are conducted outside of the United States and we expect to continue to have significant foreign operations in the foreseeable future. International business operations are subject to a variety of risks, including:

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;

•	the imposition of tariffs;

•	the imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	the imposition of limitations on genetically-engineered products or processes and the production or sale of those products or processes in foreign countries;

•	currency exchange rate fluctuations;

•	uncertainties relating to foreign laws and legal proceedings including tax, anti-corruption and exchange control laws;

•	the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;

•	economic or political instability in foreign countries;

•	difficulties in staffing and managing foreign operations; and

•	the need to comply with a variety of U.S. laws applicable to the conduct of overseas operations, including export control laws and the Foreign Corrupt Practices Act.

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

Acquisitions involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with current and/or prospective collaborators, customers and/or suppliers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. We do not have extensive experience in managing the integration process and we may not be able to successfully integrate any businesses, assets, products, technologies, or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. The integration process could divert management’s time from focusing on operating our business, result in a decline in employee morale and cause retention issues to arise from changes in compensation, reporting relationships, future prospects or the direction of the business. Acquisitions may also require us to record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write offs and restructuring and other related expenses, all of which could harm our operating results and financial condition. In addition, we may acquire companies that have insufficient internal financial controls, which could impair our ability to integrate the acquired company and adversely impact our financial reporting. If we fail in our integration efforts with respect to any of our acquisitions and are unable to efficiently operate as a combined organization, our business and financial condition may be adversely affected.

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of June 30, 2011, we owned approximately 260 issued patents and approximately 255 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to our methods and products which support our business in the pharmaceuticals and bioindustrials markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

The biocatalysis industry and each of our target markets are characterized by rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. We are aware that other companies, including Royal DSM N.V., or DSM, DuPont, Novozymes, and Vercipia Biofuels, an affiliate of BP, have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Academic institutions such as the California Institute of Technology, the Max Planck Institute and the Center for Fundamental and Applied Molecular Evolution (FAME), a jointly sponsored initiative between Emory University and Georgia Institute of Technology, are also working in this field. Technological development by others may result in our products and technologies, as well as products developed by our customers using our biocatalysts, becoming obsolete.

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

We expect the biofuels industry to be extremely competitive, with competition coming from ethanol producers as well as other providers of alternative and renewable fuels. Significant competitors include companies such as: Novozymes, which has partnered with a number of companies and organizations on a regional basis to develop or produce biofuels, including partnering with Gruppo Mossi & Ghosolfi, or M&G, in Italy to be the cellulose supplier to a commercial scale cellulosic ethanol plant being built by M&G, and opening a biofuel demonstration plant with Inbicon A/S of Denmark; DuPont which is marketing a line of cellulases to convert biomass into sugar; DuPont Danisco Cellulosic Ethanol, or DDCE, which is developing facilities to produce cellulosic ethanol; DSM, which recently acquired C5 Yeast Company B.V. enhancing DSM’s position in the second generation biofuel sector; Mascoma Corporation, which has entered into a letter of intent with Valero Energy Corporation in January 2011 to build a commercial-scale cellulosic ethanol biorefinery; BP, which is developing a commercial scale cellulosic ethanol facility through its affiliate Vercipia Biofuels; and Coskata, Inc., which is developing a hybrid thermochemical-biocatalytic process to produce ethanol from a variety of feedstocks. In addition, other companies are attempting to develop non-ethanol biofuels. DuPont has announced plans to develop and market biobutanol through Butamax Advanced Biofuels LLC, a joint venture with BP, and Virent Energy Systems Inc. is collaborating with Shell to develop thermochemical catalytic routes to produce biogasoline and biodiesel directly from sugars. Some or all of these competitors or other competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of alternative fuels or biofuels.

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

Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Many of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. They also started developing products earlier than we did, which may allow them to establish blocking intellectual property positions or bring products to market before we can. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. As a result, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation.

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

If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

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

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us. Among other things, our amended and restated certificate of incorporation and bylaws provide for a board of directors which is divided into three classes, with staggered three-year terms and provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our board of directors, the chairman of the board of directors, our chief executive officer or president may call a special meeting of the stockholders. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advanced notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire our company may be considered beneficial by some stockholders.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of June 30, 2011, our officers, directors and existing stockholders who hold at least 5% of our stock together beneficially own approximately 45% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of June 30, 2011, Raízen, Biomedical Sciences Investment Fund Pte Ltd, CMEA Ventures and FirstMark Capital beneficially owned approximately 15.5%, 9.4%, 8.4% and 6.1% of our common stock, respectively. A sale by any of them of all or a significant portion of their shares of our common stock could depress our stock price.

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

•	any announcements or developments from Raízen, the Shell-Cosan joint venture;

•	additions or losses of one or more significant pharmaceutical products;

•	announcements or developments regarding pharmaceutical products manufactured using our biocatalysts, intermediates and APIs;

•	the entry into, modification or termination of collaborative arrangements;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as related rules implemented by the Securities and Exchange Commission and The NASDAQ Stock Market, impose various requirements on public companies that require our management and other personnel to devote a substantial amount of time to compliance initiatives.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On April 27, 2010, we closed our IPO, in which we sold 6,000,000 shares of common stock at a price to the public of $13.00 per share. The aggregate gross offering price for shares sold in the offering was $78.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-164044), which was declared effective by the SEC on April 21, 2010.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 22, 2010 pursuant to Rule 424(b). We invested the funds received in registered money market fund and other marketable securities.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Manufacture and Supply Agreement by and between Codexis, Inc. and Lactosan GmbH & Co. KG dated as of May 16, 2011.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date: August 3, 2011	By:	/s/ ALAN SHAW
Alan Shaw President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ ROBERT LAWSON
Robert Lawson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Manufacture and Supply Agreement by and between Codexis, Inc and Lactosan GmbH & Co. KG dated as of May 16, 2011.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.