Form 10-Q
period 2011-09-30
CODEXIS INC
filed 2011-11-07
CIK 1200375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(650) 421- 8100

(Registrant’s telephone number, including area code)(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of October 31, 2011, there were 35,948,053 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended September 30, 2011

Codexis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$30,132	$72,396
Marketable securities	19,503	—
Accounts receivable, net of allowances of $58 at September 30, 2011 and December 31, 2010, respectively	19,325	15,333
Inventories	5,240	2,817
Prepaid expenses and other current assets	2,837	1,646

Total current assets	77,037	92,192

Restricted cash	1,511	1,466
Non-current marketable securities	21,020	1,650
Property and equipment, net	23,321	21,452
Intangible assets, net	17,372	20,158
Goodwill	3,241	3,241
Other non-current assets	1,120	1,141

Total assets	$144,622	$141,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,509	$9,208
Accrued compensation	6,165	8,107
Other accrued liabilities	12,100	5,630
Deferred revenues	8,632	4,539

Total current liabilities	34,406	27,484

Deferred revenues, net of current portion	1,871	5,074
Other long-term liabilities	1,870	1,381
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	285,650	275,540
Accumulated other comprehensive income (loss)	223	(34)
Accumulated deficit	(179,402)	(168,149)

Total stockholders' equity	106,475	107,361

Total liabilities and stockholders' equity	$144,622	$141,300

Codexis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product	$12,199	$9,491	$33,528	$24,250
Collaborative research and development	19,201	17,243	54,073	49,450
Government grants	1,882	379	2,771	3,593

Total revenues	33,282	27,113	90,372	77,293
Costs and operating expenses:
Cost of product revenues	9,958	8,563	28,713	19,856
Research and development	16,786	13,070	45,502	39,056
Selling, general and administrative	8,871	7,940	27,160	25,192

Total costs and operating expenses	35,615	29,573	101,375	84,104

Loss from operations	(2,333)	(2,460)	(11,003)	(6,811)
Interest income	76	61	195	135
Interest expense and other, net	(411)	(35)	(378)	(1,047)

Loss before provision for income taxes	(2,668)	(2,434)	(11,186)	(7,723)
Provision for income taxes	74	298	68	324

Net loss	$(2,742)	$(2,732)	$(11,254)	$(8,047)

Net loss per share of common stock, basic and diluted	$(0.08)	$(0.08)	$(0.32)	$(0.38)

Weighted average common shares used in computing net loss per share of common stock, basic and diluted	35,919	34,200	35,576	21,272

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(11,254)	$(8,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,787	402
Depreciation and amortization of property and equipment	5,678	5,298
Revaluation of redeemable convertible preferred stock warrant liability	—	677
Gain from extinguishment of asset retirement obligation	(124)	—
Loss on disposal of property and equipment	31	—
Stock-based compensation	7,393	6,466
Accretion of asset retirement obligation	27	—
Amortization of debt discount	—	70
Accretion (amortization) of premium/discount on marketable securities	501	511
Changes in operating assets and liabilities:
Accounts receivable	(3,991)	(8,132)
Inventories	(2,423)	(331)
Prepaid expenses and other current assets	(844)	(213)
Other assets	20	2,602
Accounts payable	(1,699)	(1,360)
Accrued compensation	(1,942)	(472)
Other accrued liabilities	7,355	(4,247)
Deferred revenues	891	(9,276)

Net provided by (used in) in operating activities	2,406	(16,052)
Investing activities:
Change in restricted cash	(46)	65
Purchase of property and equipment	(7,813)	(4,740)
Purchase of marketable securities	(50,900)	(49,051)
Proceeds from sale of marketable securities	5,008	1,605
Proceeds from maturities of marketable securities	6,500	70,696

Net provided by (used in) in investing activities	(47,251)	18,575
Financing activities:
Principal payments on financing obligations	—	(3,979)
Payments in preparation for initial public offering	—	(3,870)
Proceeds from issuance of common stock on IPO	—	72,551
Proceeds from exercises of stock options	2,476	279

Net cash provided by (used in) financing activities	2,476	64,981

Effect of exchange rate changes on cash and cash equivalents	105	(15)
Net increase (decrease) in cash and cash equivalents	(42,264)	67,489
Cash and cash equivalents at the beginning of the period	72,396	31,785

Cash and cash equivalents at the end of the period	$30,132	$99,274

Reclassification of preferred stock warrant from liability to additional paid-in capital	$—	$2,686

Conversion of preferred stock to common stock and additional paid-in capital	$—	$179,672

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

1. Description of Business

Codexis, Inc. (“us”, “we” or “Codexis”) is a developer of proprietary biocatalysts, which are enzymes or microbes that initiate or accelerate chemical reactions. We are currently selling our biocatalysts to customers in the pharmaceutical industry and are engaged in a multi-year research and development collaboration with Equilon Enterprises LLC dba Shell Oil Products US (“Shell”) to develop biocatalysts for use in producing advanced biofuels. We are also pursuing opportunities in the bio-based chemicals market, including developing sustainable detergent alcohol for use in the household products market in collaboration with Chemtex, a wholly owned subsidiary of Italy’s Gruppo Mossi & Ghisolfi (“M&G”). Additionally, we are using our technology platform to pursue biocatalyst-enabled solutions in other bioindustrial markets, including carbon management and water treatment. We were incorporated in Delaware in January 2002.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheet as of September 30, 2011 and the interim condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on February 10, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2011 and results of our operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited interim condensed consolidated financial statements include the accounts of Codexis and our wholly-owned subsidiaries. We have subsidiaries in United States, Brazil, Germany, Hungary, India, Mauritius, The Netherlands and Singapore. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Revenue and expense amounts are translated at average rates during the period. For the nine months ended September 30, 2011 and 2010, we recorded a translation adjustment gain of $13,000 and loss of $25,000, respectively. For the three months ended September 30, 2011 and 2010, we recorded a translation adjustment loss of $31,000 and gain of $41,000, respectively. Where the U.S. dollar is the functional currency, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in U.S. dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date with resulting foreign currency translation amounts recorded as part of interest expenses and other net in the condensed consolidated statements of operations.

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

Our investments in debt and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or interest expense and other, net. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three months and nine months ended September 30, 2011 and 2010. At September 30, 2011, we did not have any other than temporary declines in the fair value of our marketable securities.

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

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gain (loss) on marketable securities and foreign currency translation adjustments. The following table presents comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(2,742)	$(2,732)	$(11,254)	$(8,047)
Currency translation adjustments	(31)	41	13	(25)
Unrealized gain (loss) on marketable securities	(161)	(225)	244	229

Comprehensive loss	$(2,934)	$(2,916)	$(10,997)	$(7,843)

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

The following table presents the securities not included in the net loss per share calculations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(2,742)	$(2,732)	$(11,254)	$(8,047)

Denominator:
Weighted-average shares of common stock outstanding	35,919	34,202	35,576	21,276
Less: Weighted-average shares of common stock subject to repurchase	—	(2)	—	(4)

Weighted-average shares of common stock used in computing net loss per share of common stock, basic and diluted	35,919	34,200	35,576	21,272

Net loss per share of common stock, basic and diluted	$(0.08)	$(0.08)	$(0.32)	$(0.38)

The following table presents the equity instruments excluded from the EPS calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock subject to repurchase	—	2	—	2
Options to purchase common stock	8,079	8,516	8,079	8,516
Unvested restricted stock units	561	—	561	—
Warrants to purchase common stock	266	297	266	297

Total	8,906	8,815	8,906	8,815

Reclassifications

Certain amounts in prior period financial statements including the related party collaboration revenue (see Note 3), related party receivable, related party deferred revenue, our investment in CO2 Solution (See Note 4), asset retirement obligation (see Note 8) and the composition of our deferred tax assets have been reclassified to conform to the current period presentation.

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

In March 2009, we amended our collaborative research agreement and license agreement with Shell. In connection with these amendments Shell purchased Series F redeemable convertible preferred stock for gross proceeds of $30.0 million and agreed to pay us (1) additional research funding at specified rates per FTE working on the project during the research term and (2) additional milestone payments upon the achievement of milestones. Shell has the right to reduce the number of funded FTEs, subject to certain limitations, with a required advance notice period ranging from 30 to 270 days and a subsequent period ranging from 90 to 360 days during which notices of further FTE reductions cannot be made by Shell. The length of these periods varies dependent on the number of funded FTEs reduced. Effective August 2011, Shell reduced the number of funded FTEs engaged in our research and development collaboration by 12 from 128 to 116 FTEs.

In accordance with our revenue recognition policy, the $20.0 million up-front exclusivity fee and the research funding fees to be received for FTE services are recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by us over the five-year research period commencing November 2007. Milestones payments to be earned under this agreement have been determined to be at risk at the inception of the arrangement and substantive and are expected to be recognized upon achievement of the applicable milestone and when collectability of such payment is reasonably assured. We recorded $3.1 million and $1.5 million of milestone revenues during the three months ended September 30, 2011 and 2010, respectively. We recorded milestone revenues of $3.1 million and $2.9 million during the nine months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, 2011 and 2010, our collaborative research and development revenue from Shell was $17.3 million and $16.2 million, respectively. For the nine months September 30, 2011 and 2010, our collaborative research and development revenues from Shell was $47.0 million and $46.9 million, respectively.

Under the agreements with Shell, we have the right to license technology from third parties that will assist us in meeting objectives under the collaboration. If third-party technology to be licensed is identified and mutually agreed upon by both parties, Shell is obligated to reimburse us for the licensing costs of the technology. Payments made by us to the third-party providers were recorded as research and development expenses related to our collaborative research agreement with Shell. None of the acquired licenses are expected to be used in products that will be sold within the next year and the phase of the project has not reached technological feasibility. Shell reimbursed us for $51,000 and $1.1 million of licensing costs during the three months ended September 30, 2011 and 2010, respectively. Shell reimbursed us for licensing costs of $116,000 and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively. We record these reimbursements against the costs incurred.

In June 2011, Shell completed the transfer of all of its equity interests in us, together with the associated right to appoint one member to our board of directors, to Raízen Energia Participações S.A., (“Raízen “) Shell’s joint venture with Cosan S.A. in Brazil. At the time of transfer, Raízen became our largest stockholder by owning approximately 5.6 million shares. Notwithstanding the above, Shell did not transfer our collaborative research agreement to Raízen and we continue to collaborate with Shell. Additionally in September 2011, we entered into a joint development agreement directly with Raízen. Under the agreement, we will deploy our CodeEvolver directed evolution technology platform to develop an improved first generation ethanol process for producing ethanol made from sugar.

Manufacturing Collaboration

Arch

Since October 2005, we have partnered with Arch Pharmalabs, Ltd. (“Arch”), a company based in India engaged in the manufacturing and sale of active pharmaceutical ingredients (“APIs”), and intermediaries to pharmaceutical companies worldwide.

In February 2010, we consolidated certain of the contractual terms in our agreements with Arch by simultaneously terminating all of our existing agreements with Arch, other than the Master Services Agreement with Arch entered into as of August 1, 2006, and entering into new agreements with Arch. The new agreements, among other things, provide for biocatalyst supply from us to Arch and intermediate supply from Arch to us. We sell the biocatalysts to Arch at an agreed upon price, and Arch manufactures the intermediates on our behalf. Arch sells the intermediates to us at a formula-based or agreed upon price. We then directly market and sell the intermediates to a specified group of customers in the generic pharmaceutical industry. Under the new agreements, Arch may also sell intermediates directly to other customers, and a license royalty is owed by Arch to us based on the volume of product they sell to us and their other customers. Royalties earned from Arch under this arrangement were $230,000 and $124,000 for the three months ended September 30, 2011 and 2010, respectively and $550,000 and $286,000 for the nine months ended September 30, 2011 and 2010, respectively.

4. Joint Development Agreement with CO2 Solution

On December 15, 2009, we entered into an exclusive joint development agreement with CO2 Solution, a company based in Quebec City, Quebec, Canada, whose shares are publicly traded in Canada on the TSX Venture Exchange. Under the agreement, we obtained a research license to CO2 Solution’s intellectual property and agreed to conduct research and development activities jointly with CO2Solution with the goal of advancing the development of carbon capture technology. We also purchased 10,000,000 common shares (approximately 16.6% of total common shares outstanding) of CO2 Solution in a private placement subject to a four-month statutory resale restriction, which expired on April 15, 2010. In February of 2010, our Chief Executive Officer was appointed to the board of directors of CO2 Solution.

The original joint development agreement with CO2 Solution expired in January 2011, and at that time, we extended our joint development agreement with CO2 Solution on essentially the same terms as the original agreement. The extended agreement will now expire on the later of September 30, 2012 or six months after the expiration of any third party collaborations.

We concluded that through September 30, 2011, we did not have the ability to exercise significant influence over CO2 Solution’s operating and financial policies. We consider our investment in CO2 Solution common shares as an investment in a marketable security that is available for sale, and carry it at fair value in non-current marketable securities, with changes in fair value recognized in accumulated other comprehensive income (loss). We have estimated the fair value of common shares using the fair value as of September 30, 2011, as determined by trading on the TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solution as a level 1 investment as discussed in Note 6.

At December 31, 2010, the estimated fair value of our investment in CO2 Solution common stock was $1.7 million and the unrealized gain was $334,000. At September 30, 2011, the estimated fair value of our investment in CO2 Solution common stock was $2.0 million and the unrealized gain of $0.7 million with a related tax expense of $0.3 million recorded in accumulated other comprehensive income (loss). The unrealized loss for the three months ended September 30, 2011 was $0.1 million with a related tax benefit of $27,000 and was recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.

5. Balance Sheets and Statements of Operations Details

Cash Equivalents and Marketable Securities At September 30, 2011, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$23,889	$—	$—	$23,889	n/a
Commercial paper	3,997	—	—	3,997	103
Corporate bonds	30,563	11	(74)	30,500	352
U.S. Treasury obligations	998	4	—	1,002	366
Government-sponsored enterprise securities	3,004	12	(1)	3,015	313
Common shares of CO2 Solution	1,316	694	—	2,010	n/a

Total	$63,767	$721	$(75)	$64,413

The total cash and cash equivalents balance of $30.1 million as of September 30, 2011 was comprised of money market funds of $23.9 million and $6.2 million held as cash with major financial institutions worldwide.

At December 31, 2010, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$64,956	$—	$—	$64,956	n/a
Common shares of CO2 Solution	1,316	334	—	1,650	n/a

Total	$66,272	$334	$—	$66,606

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$3,095	$1,963
Work in process	149	38
Finished goods	1,996	816

Total inventories	$5,240	$2,817

Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Laboratory equipment	$33,354	$29,931
Leasehold improvements	12,859	10,961
Computer equipment and software	4,170	3,050
Office equipment and furniture	947	865
Construction in progress (1)	1,766	838

	53,096	45,645
Less: accumulated depreciation and amortization	(29,775)	(24,193)

Property and equipment, net	$23,321	$21,452

(1)	Construction in progress includes equipment received but not yet placed into service pending installation.

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

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,098	$(3,016)	$82	$3,098	$(2,943)	$155
Developed and core technology	1,534	(1,395)	139	1,534	(1,212)	322
Noncompete agreements	90	(90)	—	90	(90)	—
Intellectual property	20,244	(3,093)	17,151	20,244	(563)	19,681

	$24,966	$(7,594)	$17,372	$24,966	$(4,808)	$20,158

Amortization expense for intangible assets totaled $2.8 million and $366,000 for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense for intangible assets totaled $928,000 and $88,000 for the three months ended September 30, 2011 and 2010, respectively.

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

The following table presents our financial instruments that were measured at fair value on a recurring basis at September 30, 2011 by level within the fair value hierarchy (in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$23,889	$—	$—	$23,889
Commercial paper	—	3,997	—	3,997
Corporate bonds	—	30,500	—	30,500
U.S. Treasury obligations	—	1,002	—	1,002
Government-sponsored enterprise securities	—	3,015	—	3,015
Common shares of CO2 Solution	2,010	—	—	2,010

Total	$25,899	$38,514	$—	$64,413

The following table presents our financial instruments that were measured at fair value on a recurring basis at December 31, 2010 by level within the fair value hierarchy (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$64,956	$—	$—	$64,956
Common shares of CO2 Solution	1,650	—	—	1,650

Total	$66,606	$—	$—	$66,606

7. Related Party Transactions

Shell and Raízen

Prior to June, 2011 Shell was our largest shareholder and transactions between us and Shell were considered related party transactions. As discussed in Note 3, “Collaborative Research and Development Agreements”, Shell transferred full ownership of our common stock to Raízen, Shell’s joint venture with Cosan S.A. in Brazil. Based on our analysis and effective, as of July 1, 2011, Shell is no longer considered a related party. Before June 30, 2011, related party receivables, related party deferred revenue, and related party collaboration research and development revenue were primarily comprised of transactions under our five-year collaborative research agreement and a license agreement with Shell. These agreements expire in 2012. The revenues earned from Shell are included in the collaborative research and development on our statement of operations. Collaborative research and development revenue received from Shell accounted for 52% and 61% of our revenues for the nine months ended September 30, 2011 and 2010, respectively.

At the time of the transfer, Raízen became our largest shareholder with approximately 5.6 million shares of our common stock with rights to appoint a member to our board of directors. In September 2011, we entered into a joint development agreement directly with Raízen to deploy our CodeEvolver directed evolution technology platform to develop an improved first generation ethanol process for producing ethanol made from sugar. There has been no material financial activity under this agreement thru September 30, 2011.

Exela PharmaSci, Inc.

We signed a license agreement with Exela PharmaSci, Inc. (“Exela”) in 2007. A member of our board of directors is also on the board of directors of Exela. Under the terms of the agreement, Exela would pay us a royalty based on their achievement of certain commercial goals.

During the three and nine months ended September 30, 2011, we recognized $120,000 and $450,000, respectively of revenue related to this arrangement, shown in our condensed consolidated statement of operations as collaborative research and development revenue. We did not recognize any revenue from Exela prior to 2011. As of September 30, 2011, we have no amounts owed from Exela.

8. Commitments and Contingencies

Operating Leases

Our headquarters are located in Redwood City, California where we occupy approximately 91,000 square feet of office and laboratory space in four buildings. On March 16, 2011, we entered into a Fifth Amendment to Lease (the “Fifth Amendment”) with Metropolitan Life Insurance Company (“MetLife”) with respect to our offices located at 200 and 220 Penobscot Drive, Redwood City, California, (the “Penobscot Space”), 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”) and 640 Galveston Drive, Redwood City, California (the “Galveston Space”), and with respect to approximately 29,921 square feet of additional space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). Under the Fifth Amendment, the term of the lease of the Penobscot Space, the Building 2 Space and the Saginaw Space lasts until January 31, 2020, with options to extend for two additional five year periods. The Fifth Amendment provides a number of incentives to us including forgiveness of rent payments for the initial two months of the lease term, a tenant improvement allowance (“TIA”) of $2.4 million and additional special allowances for certain HVAC costs. We intend to apply TIA funds toward capital improvements to the expanded facility as well as upgrades and re-configuration of existing lab and office space. A portion of the TIA may be utilized by us to pay costs for furniture, furnishings and equipment. As of September 30, 2011 we have spent $1.9 million on capital improvements related to the facilities. During October, 2011 we requested $1.8 million of reimbursements from the landlord out of the TIA for the completed construction. The TIA will be recognized when cash is received and on a straight-line basis over the term of the lease as a reduction in rent expense. Additionally, the Fifth Amendment waived our existing asset retirement obligations for the impacted buildings, resulting in a $0.3 million decrease in our obligation and a $0.1 million gain on extinguishment of asset retirement obligations recorded in our condensed consolidated statement of operation as sales, general and administrative expenses.

The lease of the Galveston Space on this property was not extended with the Fifth Amendment and will expire as per the original agreement in January 2013, with an option for an additional term of up to two years.

Rent payments under the Fifth Amendment will increase at an annual rate of approximately 3%, with rent expense recognized on a straight-line basis over the term of the lease. In accordance with the terms of the lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. This letter of credit increased from $562,000 as of December 31, 2010 to $707,000 as of September 30, 2011 and is recorded as restricted cash on the consolidated balance sheets.

We also rent facilities in Singapore and Hungary. Rent expense is being recognized on a straight-line basis over the respective terms of these leases.

Future minimum payments under non-cancellable operating leases at September 30, 2011 are as follows (in thousands):

Operating leases
Three months ending December 31, 2011:	$783
Years ending December 31, 2012:	3,268
2013	2,909
2014	2,731
2015	2,808
2016 and beyond	11,259

Total minimum payments	$23,758

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

Indemnifications

We are required to recognize a liability for the fair value of any obligations we assume upon the issuance of a guarantee. We have certain agreements with licensors, licensees and collaborators that contain indemnification provisions. In such provisions, we typically agree to

_indemnify the licensor, licensee and collaborator against certain types of third party claims. The maximum amount of the indemnifications is not limited. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for expenses related to indemnification issues for any periods presented.

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

9. Warrants

No warrants were exercised during the nine months ended September 30, 2011. At September 30, 2011, the following common stock warrants were issued and outstanding:

September 30, 2011
Issue Date	Shares Subject to Warrants	Exercise Price per Share	Expiration
October 25, 2005	6,066	$1.05	October 25, 2012
May 25, 2006	184,895	$5.96	May 25, 2013
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017

10. Stockholders’ Deficit

In 2002, we adopted the 2002 Stock Plan (the “2002 Plan”), under which our board of directors may issue incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. In March, 2010, our board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of our IPO in April 2010. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under our 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance, and during the nine months ended September 30, 2011 an additional 1,393,142 shares were reserved under the 2010 plan as a result of this provision. As of September 30, 2011, we had a total of 9,961,440 shares of common stock reserved for issuance under our 2010 Plan and no shares available for issuance under the 2002 Plan.

We granted 18,468 and 578,267 restricted stock units (“RSU”) during the three and nine months ended September 30, 2011. The RSUs vest over four years with 25% of the RSUs vesting on each annual anniversary. The fair value of the RSUs was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period. For the three and nine months ended September 30, 2011, we recorded $321,000 and $818,000, respectively of stock compensation expense related to the RSUs.

During the three and nine months ended September 30, 2011, we issued 76,902 and 1,119,487 common shares for stock options exercised, respectively.

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

The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	955	984	2,756	2,555
Sales, general and administrative	1,581	1,531	4,637	3,911

	$2,536	$2,515	$7,393	$6,466

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

Operations outside of the United States consist principally of research and development and sales activities. Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Americas (1)	$19,680	$19,038	$54,816	$52,571
Europe	3,889	1,400	9,245	5,994
Asia	9,713	6,675	26,311	18,728

	$33,282	$27,113	$90,372	$77,293

(1)	Primarily United States

Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Long-lived assets
Americas (1)	$34,769	$37,023
Europe	4,526	3,980
Asia	2,517	3,398

	$41,812	$44,401

(1)	Primarily United States

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our proprietary technology platform enables the creation of optimized biocatalysts that make existing industrial processes faster, cleaner and more efficient than current methods and has the potential to make new industrial processes possible on a commercial scale. We have focused our biocatalyst development efforts on large and rapidly growing markets, including pharmaceuticals, advanced biofuels and bio-based chemicals. We have commercialized our biocatalysts in the pharmaceutical industry and are developing biocatalysts for use in producing advanced biofuels under a multi-year research and development collaboration with Shell, for use in sustainable detergent alcohols under collaboration with M&G and to develop improved processes for the production of first generation ethanol in collaboration with Raízen. We have enabled biocatalyst-based drug manufacturing processes at commercial scale and have delivered biocatalysts and drug products to some of the world’s leading pharmaceutical companies. In our research and development collaboration with Shell, we are developing biocatalysts for use in producing advanced biofuels from renewable sources of non-food plant materials, known as cellulosic biomass. In our collaboration with Raízen, we are deploying our CodeEvolver directed evolution technology platform to develop an improved first generation ethanol process for producing ethanol made from sugar. We are also pursuing opportunities in the bio-based chemicals market, including developing sustainable detergent alcohols for use in the household products market in collaboration with M&G. Additionally, we are using our technology platform to pursue biocatalyst-enabled solutions in other bioindustrial markets, including carbon management and water treatment.

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

To date, we have generated revenues primarily from collaborative research and development funding, pharmaceutical product sales and government grants. Our revenues have increased in each of the last three fiscal years, growing from $50.5 million in 2008, to $82.9 million in 2009 to $107.1 million in 2010. Our revenues increased from $77.3 million for the nine months ended September 30, 2010 to $90.4 million for the nine months ended September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $179.4 million. We incurred net losses of $45.1 million, $20.3 million and $8.5 million in the years ended December 31, 2008, 2009 and 2010, respectively and a net loss of $11.3 million for the nine months ended September 30, 2011.

Most of our revenues since inception have been derived from collaborative research and development arrangements, which accounted for 66%, 78% and 66% of our revenues in 2010, 2009 and 2008, respectively. Collaborative research and development arrangements accounted for 60% and 64% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Collaborative research and development revenue received from Shell accounted for 62%, 76% and 60% of our revenues in 2010, 2009 and 2008, respectively. Collaborative research and development revenue received from Shell accounted for 52% and 61% of our revenues for the nine months ended September 30, 2011 and 2010, respectively.

Our product sales accounted for 31%, 22% and 33% of our revenues in 2010, 2009 and 2008, respectively. Product sales accounted for 37% and 31% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Our product sales on a dollar basis have increased in each of the last three fiscal years, from $16.9 million in 2008 to $18.6 million in 2009 and to $32.8 million in 2010. Our product sales increased from $24.3 million for the nine months ended September 30, 2010 to $33.5 million for the nine months ended September 30, 2011.

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

Financial Operations Overview

The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended September 30,		% of Total Revenues		Nine Months Ended September 30,		% of Total Revenues
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues:
Product	$12,199	$9,491	36%	35%	$33,528	$24,250	37%	31%
Collaborative R&D	19,201	17,243	58%	64%	54,073	49,450	60%	64%
Government grants	1,882	379	6%	1%	2,771	3,593	3%	5%

Total Revenues	33,282	27,113	100%	100%	90,372	77,293	100%	100%

Costs and operating expenses:
Cost of product revenues	9,958	8,563	30%	32%	28,713	19,856	32%	26%
Research and development	16,786	13,070	50%	48%	45,502	39,056	50%	51%
Selling, general and administrative	8,871	7,940	27%	29%	27,160	25,192	30%	33%

Total costs and operating expenses	35,615	29,573	107%	109%	101,375	84,104	112%	109%

Loss from operations	(2,333)	(2,460)	nm	nm	(11,003)	(6,811)	nm	nm
Interest income	76	61	0%	0%	195	135	0%	0%
Interest expense and other, net	(411)	(35)	-1%	0%	(378)	(1,047)	0%	1%

Loss before provision for income taxes	(2,668)	(2,434)	nm	nm	(11,186)	(7,723)	nm	nm
Provision (benefit) for income taxes	74	298	0%	1%	68	324	0%	0%

Net loss	$(2,742)	$(2,732)	nm	nm	$(11,254)	$(8,047)	nm	nm

Three months ended September 30, 2011 compared to three months ended September 30, 2010.

Revenues

	Three Months Ended September 30,		Change
(In Thousands)	2011	2010	$	%
Product	$12,199	$9,491	$2,708	29%
Collaborative R&D	19,201	17,243	1,958	11%
Government grants	1,882	379	1,503	397%

Total revenues	$33,282	$27,113	$6,169	23%

Revenues increased during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to increased revenues from product sales, collaborative research and development and government grants.

Product revenues increased $2.7 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to an increase in product sales to both generic and innovator pharmaceutical customers.

Collaborative research and development revenues increased $2.0 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to milestones earned in our Shell collaboration and our expanded activities in our collaborations in carbon management and collaborations with pharmaceuticals customers.

Collaborative research and development revenues derived from Shell increased $1.1 million to $17.3 million during the three months ended September 30, 2011 compared to $16.2 million during the three months ended September 30, 2010. This includes milestone payments of $3.1 million and $1.5 million earned in the three months ended September 30, 2011 and 2010 respectively. Effective August 2011, Shell reduced the number of funded FTEs engaged in our research and development collaboration with Shell by 12, from 128 to 116 FTEs. We had an average of 122 and 128 FTEs in this collaboration during the three months ended September 30, 2011 and September 30, 2010, respectively. The decrease in the number of Shell funded FTEs in our collaborative research and development revenues during the three months ended September 30, 2011 was partially offset by contractual increases in the billing rates for the FTEs engaged in our research and development collaboration with Shell.

Government grant revenues increased $1.5 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to a grant we recognized from the Singapore Economic Development Board (“EDB”) for $1.3 million. Our grant revenues from the U.S. Department of Energy under the ARPA-E Recovery Act program increased $0.2 million to $0.6 million during the three months ended September 30, 2011 compared to $0.4 million during the three months ended September 30, 2010.

Our top five customers accounted for 81% and 88% of our total revenues for the three months ended September 30, 2011 and 2010, respectively. Shell accounted for 52% and 60% of our total revenues for the three months ended September 30, 2011 and 2010, respectively.

Cost of Product Revenues

	Three Months Ended September 30,		Change
(In Thousands)	2011	2010	$	%
Cost of revenues:
Product	$9,958	$8,563	$1,395	16%

Gross profit:
Product	$2,241	$928	$1,313	141%

Product gross margin %	18%	10%

Our cost of product revenues increased $1.4 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to the $2.7 million increase in our product sales. Gross margins increased to 18% from 10% in the three months ended September 30, 2011 and 2010, respectively. This shift was primarily due to a change in the weighting of the sales mix towards higher margin innovator products in the third quarter of 2011 compared to the lower margin generic product sales in the third quarter of 2010.

Operating Expenses

	Three Months Ended September 30,		Change
(In Thousands)	2011	2010	$	%
Research and development	$16,786	$13,070	$3,716	28%
Selling, general and administrative	8,871	7,940	931	12%

Total operating expenses	$25,657	$21,010	$4,647	22%

Research and Development. Research and development expenses increased $3.7 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to the $1.3 million increase in amortization expense related to our acquisition of the Maxygen IP, a $1.3 million increase in compensation costs related to an increase in headcount and stock-based compensation, a $0.7 million increase in expenses related to outside services and consultants supporting our research, a $0.4 million increase in costs for lab supplies related to our lab expansion, a $0.3 million increase in facility costs related to our expanded facilities in Redwood City, California, a $0.2 million increase in costs for software and system support and a $0.1 million increase in travel costs. This was partially offset by a $0.5 million decrease in royalty fees paid to Maxygen as a consequence of our acquisition of the Maxygen IP and related termination of the IP license agreement. Research and development expenses included stock-based compensation expense of $1.0 million during each of the three month periods ended September 30, 2011 and 2010.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.9 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to a $0.4 million increase in compensation costs related to increased headcount and stock-based compensation, a $0.3 million increase in outside services and consultants and a $0.2 million increase in recruiting costs. Selling, general and administrative expenses included stock-based compensation expense of $1.6 million and $1.5 million during the three months ended September 30, 2011 and 2010, respectively.

Other Income (Expense), net

	Three Months Ended September 30,		Change
(In Thousands)	2011	2010	$	%
Interest income	$76	$61	$15	25%
Interest expense and other, net	(411)	(35)	(376)	1,074%

Total other income (expense), net	$(335)	$26	$361	nm

Interest Income. Interest income increased due to higher average returns on our of cash, cash equivalents and marketable securities on hand during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Interest Expense and Other, Net. Interest expense and other, net, increased $0.4 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily related to increased foreign exchange losses of $0.5 million partially offset by decreased interest expense of $0.1 million due to the payoff of our debt obligation on a loan from the General Electric Capital Corporation and the Oxford Finance Corporation (“GE Capital Loan”).

Provision for Income Taxes. The tax provision of $0.1 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, primarily consisted of income taxes attributable to foreign operations.

Restructuring Charges. There was no change in our restructuring accruals of $63,000 during the three months ended September 30, 2011.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010.

Revenues

	Nine Months Ended September 30,		Change
(In Thousands)	2011	2010	$	%
Product	$33,528	$24,250	$9,278	38%
Collaborative R&D	54,073	49,450	4,623	9%
Government grants	2,771	3,593	(822)	-23%

Total revenues	$90,372	$77,293	$13,079	17%

Revenues increased during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to increased revenues from product sales and collaborative research and development projects which was partially offset by declines in revenues from government grants.

Product revenues increased $9.3 million or 38% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to an increase in product sales to both generic and innovator pharmaceutical customers.

Collaborative research and development revenues increased $4.6 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to increased revenues of $4.1 million in our collaborations in carbon management and increased collaboration revenues of $0.5 million with new and existing pharmaceuticals customers.

Collaborative research and development revenues derived from Shell increased $0.1 million to $47.0 million during the nine months ended September 30, 2011 compared to $46.9 million during the nine months ended September 30, 2010. This includes milestone payments $3.1 million and $2.9 million received in the nine months ended September 30, 2011 and 2010 respectively. Effective August 2011, Shell reduced the number of funded FTEs engaged in our research and development collaboration with them by 12, from 128 to 116 FTEs. We had an average of 126 and 128 FTEs in this collaboration during the nine months ended September 30, 2011 and September 30, 2010.The decrease in the number of funded FTEs in collaborative research and development revenues in 2011 was partially offset by contractual increases in the billing rates for the FTEs in that same period.

Government grant revenues decreased $0.8 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the recognition of a grant from the EDB for $1.3 million in the nine months ended September 30, 2011 compared with $2.7 million in the same period of 2010. This decrease in government grant revenues was partially offset by a $1.5 million grant we received from the U.S. Department of Energy during the nine months ended September 30, 2011 under the ARPA-E Recovery Act program compared to $0.4 million in revenue we received under the ARPA-E Recovery Act program for the nine months ended September 30, 2010.

Our top five customers on a year to date basis accounted for 78% and 85% of our total revenues for the nine months ended September, 30, 2011 and 2010, respectively. Shell accounted for 52% and 61% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Cost of Product Revenues

	Nine Months Ended September 30,		Change
(In Thousands)	2011	2010	$	%
Cost of revenues:
Product	$28,713	$19,856	$8,857	45%

Gross profit:
Product	$4,815	$4,394	$421	10%

Product gross margin %	14%	18%

Our cost of product revenues increased $8.9 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the $9.3 million increase in our product sales. Gross margins decreased to 14% from 18% in the nine months ended September 30, 2011 and 2010, respectively, due to a change in sales mix towards lower margin product sales in the first half of 2011, partially offset by a change in sales mix towards higher margin innovator products in the three months ended September 30, 2011.

Operating Expenses

	Nine Months Ended September 30,		Change
(In Thousands)	2011	2010	$	%
Research and development	$45,502	$39,056	$6,446	17%
Selling, general and administrative	27,160	25,192	1,968	8%

Total operating expenses	$72,662	$64,248	$8,414	13%

Research and Development. Research and development expenses increased $6.4 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a $2.5 million increase in amortization expense related to our acquisition of the Maxygen IP, a $1.8 million increase in compensation costs related to an increase in headcount and stock-based compensation, a $0.7 million increase in expenses related to outside services and consultants supporting our research, a $0.6 million increase in rent and utilities related to expanded facilities, a $0.6 million increase in costs for software and system support, a $0.5 million increase in travel costs, a $0.4 million increase in lab supplies, and a $0.2 million increase in depreciation and amortization expense due to leasehold improvements and capital equipment acquisitions. This was partially offset by a $1.2 million decrease in royalty fees paid to Maxygen as a consequence of our acquisition of the Maxygen IP and related termination of the IP license agreement. Research and development expenses included stock-based compensation expense of $2.8 million and $2.6 million during the nine months ended September 30, 2011 and 2010, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $2.0 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to a $1.8 million increase in compensation costs related to headcount increases and stock-based compensation, a $0.5 million increase in expenses related to outside services and consultants, a $0.3 million increase in travel costs, a $0.3 million increase in employee recruiting costs and a $0.2 million increase in depreciation and amortization expense. These costs were partially offset by $0.9 million decrease in legal costs in the nine months ended September 30, 2011 as we decreased our dependence on outside legal firms. Selling, general and administrative expenses included stock-based compensation expense of $4.6 million and $3.9 million during the nine months ended September 30, 2011 and 2010, respectively.

Other Income (Expense), net

	Nine Months Ended September 30,		Change
(In Thousands)	2011	2010	$	%
Interest income	$195	$135	$60	44%
Interest expense and other, net	(378)	(1,047)	669	-64%

Total other income (expense), net	$(183)	$(912)	$729	-80%

Interest Income. Interest income increased due to higher average returns on our cash, cash equivalents and marketable securities on hand during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Interest Expense and Other, Net. Interest expense and other, net, decreased $0.7 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily related the recognition of an increase in the fair value of our redeemable convertible preferred stock warrant liability in 2010 of $0.7 million, and decreased interest expense of $0.5 million due to the payoff of our debt obligation on the GE Capital Loan, partially offset by decreased other income of $0.4 million due to contractual arrangements with Arch and increased foreign exchange losses of $0.1 million compared to the nine months ended September 30, 2010. The preferred stock warrants converted to common stock warrants upon our IPO and subsequently no longer impact other expenses.

Provision for Income Taxes. The tax provision of $0.1 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively, primarily consisted of income taxes attributable to foreign operations.

Restructuring Charges. There was no change in our restructuring accruals of $63,000 during the nine months ended September 30, 2011.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(In Thousands)	2011	2010
Net cash used in operating activities	$2,406	$(16,052)
Net cash used in investing activities	(47,251)	18,575
Net cash provided by financing activities	2,476	64,981
Effect of foreign exchange rates on cash and cash equivalents	105	(15)

Net increase in cash and cash equivalents	$(42,264)	$67,489

(In Thousands)	September 30, 2011	December 31, 2010

Cash and cash equivalents	$30,132	$72,396
Marketable securities (1)	19,503	—
Accounts receivable, net	19,325	15,333
Accounts payable, accrued compensation and other accrued liabilities	25,774	22,945
Working capital (2)	42,631	64,708

(1)	Includes only the current portion of our marketable securities.
(2)	Working capital consists of total current assets less total current liabilities.

Cash Flows from Operating Activities

Operating activities provided $2.4 million of net cash during the nine months ended September 30, 2011. We incurred a net loss of $11.3 million in the nine months ended September 30, 2011, which included non-cash depreciation and amortization of $8.5 million and share-based compensation expense of $7.4 million. Changes in operating asset and liability accounts used $2.6 million of net cash during the nine months ended September 30, 2011.

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

Cash used by investing activities totaled $47.3 million during the nine months ended September 30, 2011 and consisted of and purchases of marketable securities of $50.9 million offset by $11.5 million of cash received from maturities and sales of marketable securities and capital expenditures of $7.8 million primarily due to the purchase of lab equipment and improvements to our facilities in Redwood City, California

Cash provided by investing activities totaled $18.6 million during the nine months ended September 30, 2010 and consisted of cash received from maturities and sales of marketable securities of $23.3 million, partially offset by capital expenditures of $4.7 million primarily related to the purchase of manufacturing and lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $2.5 million during the nine months ended September 30, 2011 and consisted of proceeds from the exercise of stock options.

Cash provided by financing activities totaled $65.0 million during the nine months ended September 30, 2010 and consisted of gross proceeds received related to our IPO of $72.6 million and $0.3 million from exercises of stock options, partially offset by payments in preparation for our IPO of $3.9 million and payments on financing obligations of $4.0 million.

Contractual Obligations and Commitments

Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. As a result of our amended lease we increased our restricted cash balance by $145,000 in March 2011. The following table summarizes the future commitments arising from our contractual obligations at September 30, 2011 (in thousands):

Operating leases
Three months ending December 31, 2011:	$783
Years ending December 31, 2012:	3,268
2013	2,909
2014	2,731
2015	2,808
2016 and beyond	11,259

Total minimum payments	$23,758

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the nine months ended September 30, 2011. This is discussed in further detail in our Annual Report on Form 10-K filed with the SEC on February 10, 2011.

Equity Price Risk

As described in Note 4 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solution, whose shares are publicly traded in Canada on the TSX Venture Exchange. This investment is exposed to fluctuations in both the market price of CO2 Solution’s common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of September 30, 2011 would have been an unrealized loss of approximately $201,000, recognized as a component of other comprehensive income (loss) in stockholders’ deficit on the condensed consolidated balance sheets. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of September 30, 2011 would have been an unrealized loss of approximately $201,000, recognized as a component of interest expense and other, net on the condensed consolidated statements of operations.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report and in our annual report on Form 10-K:

•	our ability to achieve or maintain profitability;

•	our relationships with and dependence on collaborators in our principal markets;

•	our dependence on Shell for the development and commercialization of advanced biofuels;

•	the feasibility of producing and commercializing biofuels derived from cellulose;

•	our dependence on a limited number of customers;

•	our dependence on a limited number of contract manufacturers of our biocatalysts and suppliers for our pharmaceutical intermediates and APIs;

•	our dependence on a limited number of products in our pharmaceutical business;

•	our ability to manage our growth;

•	our ability to develop and successfully commercialize new products for the pharmaceuticals market;

•	our ability to commercialize our technology in other bioindustrial markets;

•	our ability to maintain license rights for commercial scale expression systems for cellulases;

•	fluctuations in the price of and demand for petroleum-based fuels;

•	the availability of renewable biomass sources;

•	reductions or changes to existing fuel regulations and policies;

•	our potential bio-based chemical products might not be approved or accepted by our customers;

•	the existence of government subsidies or regulation with respect to carbon dioxide emissions;

•	our ability to obtain and maintain governmental grants;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses we may acquire with our business;

•	potential issues related to our ability to accurately report our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	business interruptions such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business;

•	potential product liability claims; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $45.1 million, $20.3 million and $8.5 million in 2008, 2009 and 2010, respectively, and a net loss of $11.3 million for the nine months ended September 30, 2011. As of September 30, 2011, we had an accumulated deficit of $179.4 million. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators and expect to derive a substantial portion of our revenues from these sources for the foreseeable future. If we are unable to extend our existing agreements or enter into new agreements upon the expiration or termination of our existing agreements, our revenues could be adversely affected. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, the payment of which are uncertain as they are dependent on our and our collaborators’ abilities and willingness to successfully develop and commercialize products. We expect to spend significant amounts to fund the development of additional pharmaceutical and potential bioindustrial products, including biofuels and bio-based chemicals. There can be no assurance that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform their obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. Moreover, disagreements with a collaborator could develop and any conflict with a collaborator could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products, grow our business, or generate sufficient revenues to support our operations. Our collaboration opportunities could be harmed if:

•	we do not achieve our research and development objectives under our collaboration agreements in a timely manner or at all;

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators;

•	we disagree with our collaborators as to rights to intellectual property that are developed during the collaboration, or their research programs or commercialization activities;

•	we are unable to manage multiple simultaneous collaborations;

•	our collaborators become competitors of ours or enter into agreements with our competitors; or

•

our collaborators become unable or less willing to expend their resources on research and development or commercialization efforts due to general market conditions, their financial condition or other circumstances beyond our control.

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

Our future success in advanced biofuels is heavily dependent on our collaborative research agreement with Shell.

Our current business plan for advanced biofuels is heavily dependent on our collaborative research agreement with Shell, which will continue to be critical to researching and developing successful biocatalysts for producing advanced biofuel products. Shell’s efforts in commercializing those products profitably will be critical to the success of our business plan for advanced biofuels. If we are unable to successfully execute on the development of products for Shell, our ability to expand into other bioindustrial areas may be significantly impaired, which will materially and adversely affect our ability to grow our business.

We cannot control the financial resources Shell devotes to our programs under the collaborative research agreement. Currently, we receive bi-monthly payments from Shell that are based on the number of full-time employee equivalents, or FTEs, that work on our research collaboration with Shell. The number of FTEs that work on the program, and the payments from Shell for these FTEs, are specified in our collaborative research agreement. Shell has the right to reduce the number of funded FTEs, with any one reduction not to exceed 98 funded FTEs, following advance written notice. The required notice period ranges from 30 to 270 days. Following any such reduction, Shell is subject to a standstill period of between 90 and 360 days during which period Shell cannot provide notice of any further FTE reductions. The notice and standstill periods are dependent on the number of funded FTEs reduced, with the length of notice and standstill periods increasing commensurate with the number of FTEs reduced. Effective August 2011, Shell reduced the number of funded FTEs engaged in our joint research and development collaboration from 128 to 116. Any further reduction could have a material adverse impact on our revenues and business plan for advanced biofuels. Moreover, disputes may arise between us and Shell, which could delay the programs on which we are working or could prevent the commercialization of products developed under our research and development collaboration. If that were to occur, we may have to use funds, personnel, equipment, facilities and other resources that we have not budgeted to undertake certain activities on our own. Disagreements with Shell could also result in expensive arbitration or litigation, which may not be resolved in our favor. Performance issues, program delay or termination or unbudgeted use of our resources may have a material adverse effect on our business and financial condition. Even if we successfully develop commercially viable technologies, our ability to derive revenues from those technologies will be dependent upon Shell’s willingness and ability to commercialize them. Shell has the right, but not the obligation, to commercialize these technologies. If Shell decides to commercialize our technology, we would need to rely on Shell, or other parties selected by Shell, to design, finance and construct commercial scale advanced biofuel facilities, and operate commercial scale facilities at costs that are competitive with traditional petroleum-based fuels and other alternative fuel technologies that may be developed. Shell could merge with or be acquired by another company or experience financial or other setbacks unrelated to our research collaboration agreement that could adversely affect us.

We have agreed to work exclusively with Shell until November 2012 in the field of converting cellulosic biomass into fermentable sugars that are used in the production of fuels and related products as well as the conversion of these sugars into fuels and related products. However, Shell is not required to work exclusively with us, and could develop or pursue alternative technologies that it decides to use for commercialization purposes instead of the technology developed under our collaborative research agreement with Shell. For example, Shell is currently working with Virent Energy Systems to develop a thermo-chemical approach to developing biogasoline and biodiesel. Even if Shell decides to commercialize products based on our technologies, they have no obligation to purchase their biocatalyst supply from us. Our license agreement with Shell prohibits us from licensing any technology developed under the collaboration for the patent life of such technology, which could place us at a significant competitive disadvantage in the advanced biofuels market.

We cannot guarantee that our relationship with Shell will continue. Our collaborative research agreement with Shell expires in November 2012 unless extend by the parties.Shell can terminate its collaborative research agreement with us for any or no reason by providing us with nine months’ notice. Each party also has the right to terminate the license agreement and the collaborative research agreement in the case of an uncured breach by the other party, and to terminate the collaborative research agreement if that party believes the other party has assigned the collaborative research agreement to a direct competitor of the terminating party. Furthermore, in June 2011 Shell transferred all of its equity interests in us, together with its right to appoint one member to our board of directors, to Raízen Energia Participações S.A., or Raízen, a Brazil-based biofuels joint venture between Shell and Cosan S.A., and it is unknown at this time what impact, if any, this transfer will have on our collaboration with Shell. If our collaboration with Shell were to end, we would likely need to find other collaborators to provide the financial assistance and infrastructure necessary for us to develop and commercialize our products and execute our strategy with respect to advanced biofuels. Failure to maintain this relationship would have a material adverse effect on our business, financial condition and prospects.

The success of our cellulosic ethanol program may be dependent on the performance of other parties.

In connection with our research and development collaboration with Shell, we entered into a multiparty collaborative research and license agreement with Shell and Iogen in July 2009, which is focused on developing technology to convert cellulosic biomass to ethanol for commercial scale production. Either Shell or Iogen may fail to perform their obligations under this collaboration, may breach or terminate the collaboration agreement or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, they may not devote sufficient resources to the development of technology to convert cellulosic biomass to ethanol or may fail to develop the technology altogether. Moreover, disagreements or conflicts amongst the parties could develop and could negatively impact our development efforts or our relationships with Shell and Iogen. Disagreements with Shell or Iogen could also result in expensive arbitration or litigation, which may not be resolved in our favor. If any of these events occur, or if we fail to maintain this collaboration with Shell and Iogen, we may be unable to develop technology for use in the production of cellulosic ethanol at commercial scale, which would have an adverse impact on our ability to grow our business. In addition, the collaborative research and license agreement with Shell and Iogen terminates in the event (i) our separate license agreements with Shell terminate or (ii) Iogen’s separate technology license agreement with Shell terminates. In addition, Shell can terminate the collaborative research and license agreement for any or no reason by providing us and Iogen with 30 days notice. Any unilateral action by Shell to terminate either its separate license agreements with us or Iogen will prevent any further research and development activities under the multi-party collaboration. As a result, our ability to pursue research and development activities relating to the conversion of cellulosic biomass and our biofuels programs may be adversely impacted.

We do not yet know what impact, if any, our relationship with Raízen will have on our business.

In June 2011, Shell completed the transfer of all of its equity interests in us, together with the associated right to appoint one member to our board of directors, to Raízen. Following the transfer, Raízen became our largest stockholder. Raízen’s primary business is the production of ethanol, sugar and power, and the supply, distribution and retail of transportation fuels. In September 2011, we entered into a joint development agreement with Raízen to develop an improved first generation ethanol process with enhanced performance economics. Our collaborative relationship with Raízen is in its early stages and neither we nor Raízen knows yet which of our joint projects may produce commercially viable technologies.

Production and commercialization of biofuels and bio-based chemicals derived from cellulose may not be feasible.

We are developing biocatalysts for use in producing advanced biofuels and bio-based chemicals. However, production and commercialization of cellulosic biofuels and bio-based chemicals may not be feasible for a variety of reasons. For example, the development of technology for converting sugar derived from non-food renewable biomass sources into a commercially viable biofuel or bio-based chemical is still unproven, and we do not know whether this can be done commercially or at all. To date, there has been limited private and government funding for research and development in advanced biofuels relative to the scope of the challenges presented by this development effort. Furthermore, there have been only a few well-directed public policies emphasizing investment in the research and development of, and providing incentives for the commercialization of and transition to, biofuels.

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

Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2009, our top five customers accounted for 90% of our total revenues, with Shell accounting for 76% of our total revenues. For the year ended December 31, 2010, our top five customers accounted for 85% of our total revenues, with Shell accounting for 62% of our total revenues. For the nine months ended September 30, 2011, our top five customers accounted for 78% of our total revenues, with Shell accounting for 52% of our total revenues. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

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

We have a supply agreement with Lactosan, but we do not currently have a supply contract with any other contract manufacturers. Other than Lactosan, our contract manufacturers are under no obligation to manufacture our biocatalysts and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our pharmaceutical sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing capacity, it could take two years or longer before our facility is able to produce commercial volumes of our biocatalysts. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our collaborators or customers and could negatively affect our revenues or operating results.

We rely on Arch to market our products in certain regions, and Arch may not be able to effectively market our products.

Using our biocatalysts, Arch manufactures certain specified APIs, and intermediates used in the manufacture of APIs, that we then purchase and have the right to sell to innovator pharmaceutical companies worldwide, generic pharmaceutical companies in the United States, Canada, Europe and Israel, and certain pharmaceutical companies in India. Arch has the exclusive right to manufacture market and sell such APIs and intermediaries to generic pharmaceutical companies in countries other than the United States, Canada, Europe and Israel, and certain other pharmaceutical companies in India. We must therefore rely on Arch for their financial resources and their marketing expertise for the commercialization of such APIs and intermediates in these regions. We cannot control Arch’s level of activity or expenditures relating to the marketing of such products relative to the rest of their products or marketing efforts. Arch may fail to effectively market our products in these regions. Conflicting priorities, competing demands or other factors that we cannot control, and of which we may not be aware, may cause Arch to deemphasize such products. If we are unable to effectively leverage Arch’s marketing capabilities or Arch does not successfully promote such products in the designated territories as our sole marketing partner, this could harm our business, our revenues and operating results, and our ability to bring such products to the marketplace.

The accuracy and timeliness of our financial reporting may be adversely affected if we are unable to implement and maintain effective internal control over financial reporting in the future.

Under Section 404 of the Sarbanes-Oxley Act, we are required to perform an evaluation of our internal control over financial reporting by no later than December 31, 2011, and we have not yet performed such evaluation. Based on the procedures performed as of December 31, 2010, we noted no control deficiencies in our internal control over financial reporting. Our independent registered public accounting firm is currently performing preliminary testing over such internal control and we expect them to perform an audit of our internal control over financial reporting as of December 31, 2011. As a result of this audit of our internal control over financial reporting, our independent registered public accounting firm may determine that control deficiencies, including material weaknesses and significant deficiencies exist.

We have taken numerous steps to enhance our internal control over financial reporting, including the development and implementation of policies, improved processes and documented procedures, the retention of third-party experts and contractors, and the hiring of additional accounting and finance personnel with technical accounting, inventory accounting and financial reporting experience. We cannot make assurances that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business and multinational operations. If deficiencies are discovered in the future, our ability to accurately and timely report our financial position, results of operations or cash flows could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock by The NASDAQ Global Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.

We may encounter difficulties managing our growth, which could adversely affect our business.

Our business has grown rapidly and this growth may continue in the future. Overall, we have grown from approximately 40 employees at the end of 2002 to approximately 339 employees as of September 30, 2011. Currently, we are working simultaneously on multiple projects targeting several markets. Furthermore, we are conducting our business across several countries, including countries in North America, South America, Europe and Asia. These diversified, global operations place increased demands on our limited resources and may require us to expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel which we may be unable to do effectively. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, collaborators, suppliers and other third parties. Our ability to manage our operations, growth, and various projects effectively may require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures. In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

Our business could be adversely affected if our customers’ pharmaceutical products, or the processes used by our customers to manufacture their final pharmaceutical products, fail to be approved, or if our customers discontinue their drug development activities for any reason.

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

If we are unable to develop and commercialize new products for the pharmaceutical market, our business and prospects will be harmed.

We plan to launch new products for the pharmaceutical market. These efforts are subject to numerous risks, including the following:

•	pharmaceutical companies may be reluctant to adopt new manufacturing processes that use our biocatalysts;

•	we may be unable to successfully develop the biocatalysts or manufacturing processes for our products in a timely and cost-effective manner, if at all;

•	we may face difficulties in transferring the developed technologies to the contract manufacturers that we may use for commercial scale production;

•	the contract manufacturers that we may use may be unable to scale their manufacturing operations to meet the demand for these products and we may be unable to secure additional manufacturing capacity;

•	customers may not be willing to purchase these products for the pharmaceutical market from us on favorable terms, if at all;

•	we may face product liability litigation, unexpected safety or efficacy concerns and pharmaceutical product recalls or withdrawals;

•	changes in laws or regulations relating to the pharmaceutical industry could cause us to incur increased costs of compliance or otherwise harm our business;

•	our customers’ pharmaceutical products may experience adverse events or face competition from new products, which would reduce demand for our products;

•	we may face pressure from existing or new competitive products; and

•	we may face pricing pressures from existing or new competitors, some of which may benefit from government subsidies or other incentives.

If we are unable to successfully commercialize our technology in biofuels or bio-based chemicals, we may be unable to grow our business.

We expect to invest a significant amount of our future research and development efforts in the bio-based chemicals market and, potentially, the biofuels market. We have limited financial and managerial resources, we will be required to prioritize our application of resources to particular development and commercialization efforts. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these areas and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected.

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

Fluctuations in the price of and demand for fossil fuel-based products may reduce demand for biofuels and bio-based chemicals.

Biofuels and some bio-based chemicals are anticipated to be marketed as an alternative to petroleum-based products. Therefore, if the price of natural gas or oil falls, any revenues that we generate from biofuel or bio-based chemical products could decline, and we may be unable to produce products that are a commercially viable alternative to fossil fuel-based products. Additionally, demand for liquid transportation fuels, including biofuels, may decrease due to economic conditions or otherwise. Demand for bio-based chemicals may also fluctuate if the price of natural gas or oil is variable.

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

Reductions or changes to existing biofuel regulations and policies may present technical, regulatory and economic barriers, all of which may significantly reduce demand for biofuels.

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies concerning the petroleum industry. In 2007, the U.S. Congress passed an alternative fuels mandate that currently calls for approximately 36 billion gallons of liquid transportation fuels sold in 2022 to come from alternative sources, including biofuels. Of this amount, a minimum of 21 billion gallons must be advanced biofuels, with 16 billion gallons of that to be cellulosic derived. In the U.S. and a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. For example, EPA has the authority to adjust or reduce the gallon milestones of the alternative fuels mandate to reflect the marketplace supply availability. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research and development of biofuels. Congressional and market uncertainty regarding future policies will affect our ability to develop new biofuels products or to license our technologies to third parties. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our biofuels business, financial condition and operating results. Our other potential bioindustrial products may be subject to additional regulations.

We cannot assure you that our potential bio-based chemical products will be approved or accepted by customers.

We have only recently entered the market for chemical products used by large consumer products or chemical companies through our collaboration with M&G, and we intend to explore other opportunities in these markets. In entering these markets, we intend to sell our products as alternatives to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our molecules generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may resist changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers. Factors that these potential customers consider during the product qualification process include consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers that our products are comparable to the chemicals that they currently use or that the use of our products produces other benefits to them, we will not be successful in these markets and our business will be adversely affected.

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

We manufacture many of our pharmaceutical intermediates in India, which has stringent local regulations that make it difficult for money earned in India to be taken out of the country without being subject to Indian taxes. While our Indian subsidiary can make use of some of the funds we earn in India, these regulations may limit the amount of profits we can repatriate from operations in India. Additionally, we have recently begun doing business in Brazil and we will likely need to secure licenses, permits or other governmental approvals in order to use our microorganisms there. The failure to obtain any applicable licenses, permits or other governmental approvals could delay or prevent the deployment of our technology in Brazil.

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of September 30, 2011, we owned approximately 260 issued patents and approximately 265 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to our methods and products which support our business in the pharmaceuticals and bioindustrials markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Numerous patents in our portfolio involve complex legal and factual questions and, therefore, enforceability cannot be predicted with any certainty. Issued patents and patents issuing from pending applications may be challenged, invalidated, or circumvented. Moreover, the U.S. Leahy-Smith America Invents Act, enacted in September 2011, brings significant changes to the U.S. patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business have yet to be determined, as the U.S. Patent and Trademark Office must still implement regulations relating to these changes and U.S. courts have yet to address the new provisions, but in any event, these changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights. . Additional uncertainty may result from legal precedent as handed down by the United States Federal Circuit and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that: (i) we were the first to make the inventions covered by each of our pending applications, (ii) we were the first to file patent applications for these inventions, or (iii) the proprietary technologies we develop will be patentable. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States. Moreover, third parties could practice our inventions in territories where we do not have patent protection. Such third parties may then try to import products made using our inventions into the United States or other territories. If competitors are able to use our technology, our ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

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

The laws of some foreign countries, including India, where we manufacture pharmaceutical intermediates and APIs through contract manufacturers, and Brazil, where we have recently begun to do business, do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property, particularly those relating to biotechnology and/or bioindustrials technologies. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Additionally, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

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

The biocatalysis industry and each of our target markets are characterized by rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. We are aware that other companies, including Royal DSM N.V., or DSM, DuPont, Novozymes, and Vercipia Biofuels, an affiliate of BP p.l.c., have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Academic institutions such as the California Institute of Technology, the Max Planck Institute and the Center for Fundamental and Applied Molecular Evolution (FAME), a jointly sponsored initiative between Emory University and Georgia Institute of Technology, are also working in this field. Technological development by others may result in our products and technologies, as well as products developed by our customers using our biocatalysts, becoming obsolete.

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

We expect the biofuels industry to be extremely competitive, with competition coming from ethanol producers as well as other providers of alternative and renewable fuels. Significant competitors include companies such as: Novozymes, which has partnered with a number of companies and organizations on a regional basis to develop or produce biofuels, including partnering with Gruppo Mossi & Ghosolfi, or M&G, in Italy to be the cellulase supplier to a commercial scale cellulosic ethanol plant being built by M&G, and opening a biofuel demonstration plant with Inbicon A/S of Denmark; DuPont which is marketing a line of cellulases to convert biomass into sugar; DuPont Danisco Cellulosic Ethanol, or DDCE, which is developing facilities to produce cellulosic ethanol; DSM, which recently acquired C5 Yeast Company B.V. enhancing DSM’s position in the second generation biofuel sector; Mascoma Corporation, which has entered into a letter of intent with Valero Energy Corporation in January 2011 to build a commercial-scale cellulosic ethanol biorefinery; BP, which is developing a commercial scale cellulosic ethanol facility through its affiliate Vercipia Biofuels; and Coskata, Inc., which is developing a hybrid thermochemical-biocatalytic process to produce ethanol from a variety of feedstocks. In addition, other companies are attempting to develop non-ethanol biofuels. DuPont has announced plans to develop and market biobutanol through Butamax Advanced Biofuels LLC, a joint venture with BP, and Virent Energy Systems Inc. is collaborating with Shell to develop thermochemical catalytic routes to produce biogasoline and biodiesel directly from sugars. Some or all of these competitors or other competitors, as well as academic, research and government institutions, are developing or may develop technologies for, and are competing or may compete with us in, the production of alternative fuels or biofuels.

We have recently entered the bioindustrial market, including the detergent alcohols market. Our significant competitors in this market include companies that have been active in this marketplace for many years, namely Sasol, Shell, BASF, Kao Corporation and Liaoning Huaxing. These companies have greater resources in this market than we do and have long-term supply arrangements already in place with consumer products companies. Our ability to compete in this market may be limited by our relatively late start.

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

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us. Among other things, our amended and restated certificate of incorporation and bylaws provide for a board of directors which is divided into three classes, with staggered three-year terms and provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our board of directors, the chairman of the board of directors, our chief executive officer or president may call a special meeting of the stockholders. In addition, our amended and restated certificate of incorporation allows our board of directors, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advanced notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire our company may be considered beneficial by some stockholders.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of September 30, 2011, our officers, directors and existing stockholders who hold at least 5% of our stock together beneficially own approximately 45% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of September 30, 2011, Raízen, Biomedical Sciences Investment Fund Pte Ltd, CMEA Ventures and FirstMark Capital beneficially owned approximately 15.5%, 9.4%, 8.4% and 6.1% of our common stock, respectively. A sale by any of them of all or a significant portion of their shares of our common stock could depress our stock price.

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

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of the Company effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Letter Amendment to the Enzyme and Product Supply Agreement by and between the Company and Arch Pharmalabs Limited dated April 22, 2011.

10.2	Letter Amendment to the Product Supply Agreement by and between Codexis Laboratories India Private Limited and Arch Pharmalabs Limited dated April 22, 2011.

10.3*	Amendment No.1 to the Memorandum of Understanding for Transfer Pricing and Royalty Calculation by and between the Company and Arch Pharmalabs Limited effective as of April 25, 2011.

10.4*	Amendment No.1 to the Memorandum of Understanding for Transfer Pricing by and between Codexis Laboratories India Private Limited and Arch Pharmalabs Limited effective as of April 25, 2011.

10.5*	Omnibus Letter Amendment to the Enzyme and Product Supply Agreement by and between the Company and Arch Pharmalabs Limited and the Product Supply Agreement by and between Codexis Laboratories India Private Limited and Arch Pharmalabs Limited, dated August 17, 2011.

10.6*	Letters of Amendment and Acknowledgment, effective as of August 30, 2011, by and between Codexis Laboratories Singapore Pte Ltd and the Economic Development Board of Singapore regarding the grant from the development of the Codexis Gene Shuffling Centre of Excellence.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date: November 7, 2011	By:	/s/ALAN SHAW
Alan Shaw President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2011	By:	/S/ ROBERT LAWSON
Robert Lawson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

3.1	Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of the Company effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Letter Amendment to the Enzyme and Product Supply Agreement by and between the Company and Arch Pharmalabs Limited dated April 22, 2011.

10.2	Letter Amendment to the Product Supply Agreement by and between Codexis Laboratories India Private Limited and Arch Pharmalabs Limited dated April 22, 2011.

10.3*	Amendment No.1 to the Memorandum of Understanding for Transfer Pricing and Royalty Calculation by and between the Company and Arch Pharmalabs Limited effective as of April 25, 2011.

10.4*	Amendment No.1 to the Memorandum of Understanding for Transfer Pricing by and between Codexis Laboratories India Private Limited and Arch Pharmalabs Limited effective as of April 25, 2011.

10.5*	Omnibus Letter Amendment to the Enzyme and Product Supply Agreement by and between the Company and Arch Pharmalabs Limited and the Product Supply Agreement by and between Codexis Laboratories India Private Limited and Arch Pharmalabs Limited, dated August 17, 2011.

10.6*	Letters of Amendment and Acknowledgment, effective as of August 30, 2011, by and between Codexis Laboratories Singapore Pte Ltd and the Economic Development Board of Singapore regarding the grant from the development of the Codexis Gene Shuffling Centre of Excellence.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.