Form 10-Q
period 2012-03-31
CODEXIS INC
filed 2012-05-10
CIK 1200375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, there were 36,114,537 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended March 31, 2012

Codexis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$26,604	$25,762
Marketable securities	26,679	27,720
Accounts receivable, net of allowances of $17 at March 31, 2012 and December 31, 2011	18,548	18,917
Inventories	4,814	4,488
Prepaid expenses and other current assets	4,063	2,345

Total current assets	80,708	79,232

Restricted cash	1,511	1,511
Non-current marketable securities	8,867	10,348
Property and equipment, net	24,001	24,176
Intangible assets, net	15,526	16,442
Goodwill	3,241	3,241
Other non-current assets	747	972

Total assets	$134,601	$135,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,978	$10,364
Accrued compensation	4,387	6,785
Other accrued liabilities	10,813	7,354
Deferred revenues	9,070	3,789

Total current liabilities	33,248	28,292

Deferred revenues, net of current portion	1,439	1,485
Other long-term liabilities	3,649	3,455
Commitments and contingencies

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	288,991	287,792
Accumulated other comprehensive loss	(541)	(407)
Accumulated deficit	(192,189)	(184,699)

Total stockholders’ equity	96,265	102,690

Total liabilities and stockholders’ equity	$134,601	$135,922

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product	$15,167	$12,932
Collaborative research and development	14,612	17,486
Government grants	1,357	616

Total revenues	31,136	31,034
Costs and operating expenses:
Cost of product revenues	12,642	11,650
Research and development	16,349	13,750
Selling, general and administrative	9,395	9,013

Total costs and operating expenses	38,386	34,413

Loss from operations	(7,250)	(3,379)
Interest income	75	49
Interest expense and other, net	(118)	17

Loss before provision for income taxes	(7,293)	(3,313)
Provision for income taxes	197	158

Net loss	$(7,490)	$(3,471)

Net loss per share of common stock, basic and diluted	$(0.21)	$(0.10)

Weighted average common shares used in computing net loss per share of common stock, basic and diluted	36,057	35,116

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2012	2011

Net loss	$(7,490)	$(3,471)

Other comprehensive income (loss):
Foreign currency translation adjustments	165	36
Unrealized gain (loss) on marketable securities, net of tax	(299)	47

Other comprehensive income (loss)	(134)	83

Total comprehensive loss	$(7,624)	$(3,388)

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(7,490)	$(3,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	916	941
Depreciation and amortization of property and equipment	2,203	1,895
Loss on disposal of property and equipment	79	—
Gain from extinguishment of asset retirement obligation	—	(124)
Stock-based compensation	1,169	2,307
Accretion of asset retirement obligation	7	17
Amortization of premium/ accretion of discount on marketable securities	156	(3)
Changes in operating assets and liabilities:
Accounts receivable	370	4,011
Inventories	(325)	(407)
Prepaid expenses and other current assets	(1,748)	(971)
Other assets	160	(48)
Accounts payable	(1,386)	1,037
Accrued compensation	(2,399)	(4,324)
Other accrued liabilities	3,646	2,570
Deferred revenues	5,235	3,856

Net cash provided by operating activities	593	7,286

Investing activities:
Increase in restricted cash	—	(46)
Purchase of property and equipment	(2,107)	(891)
Purchase of marketable securities	(8,926)	(27,104)
Proceeds from sale of marketable securities	5,000	—
Proceeds from maturities of marketable securities	6,024	—

Net cash used in investing activities	(9)	(28,041)

Financing activities:
Proceeds from exercises of stock options	94	1,485

Net cash provided by financing activities	94	1,485

Effect of exchange rate changes on cash and cash equivalents	164	26
Net increase (decrease) in cash and cash equivalents	842	(19,244)
Cash and cash equivalents at the beginning of the period	25,762	72,396

Cash and cash equivalents at the end of the period	$26,604	$53,152

See accompanying notes to the condensed consolidated financial statements (unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, and the interim condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 5, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2012 and results of our operations and cash flows for the three months ended March 31, 2012 and 2011. The interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in the condensed consolidated statement of comprehensive loss. Revenue and expense amounts are translated at average rates for each period. Where the U.S. dollar is the functional currency, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in U.S. dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Foreign currency transaction gains and losses are not material for any period presented.

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

We perform separate evaluations of impaired debt and equity securities to determine if the unrealized losses as of the balance sheet date are other-than-temporary impairment (“OTTI”).

For our investments in equity securities, our evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and our management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on our current and forecasted liquidity requirements, our capital requirements and securities portfolio objectives. Based on our evaluation, we concluded that as of March 31, 2012, the unrealized losses related to equity securities are temporary.

For our investments in debt securities, our management determines whether we intend to sell or if it is more-likely-than-not that we will be required to sell impaired securities. This determination considers our current and forecasted liquidity requirements, our capital requirements and securities portfolio objectives. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. We conduct a regular assessment of our debt securities with unrealized losses to determine whether the securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. Based on our evaluation, we concluded that as of March 31, 2012, the unrealized losses related to debt securities are temporary.

Our investments in debt and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses are reported on the Statement of Comprehensive Income. Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or interest expense and other, net. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three months ended March 31, 2012 and 2011.

Restricted Cash

Restricted cash consisted of amounts invested in money market accounts primarily for purposes of securing a standby letter of credit as collateral for our Redwood City, California facility lease agreement and for the purpose of securing a working capital line of credit. Restricted cash was unchanged during the three months ended March 31, 2012.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-element revenue arrangements (“ASU 2009-13”) and in April 2010, the FASB amended the accounting standards for revenue recognition related to milestones (“ASU 2010-17”).We adopted the above accounting guidances on January 1, 2011, for applicable arrangements entered into or materially modified after January 1, 2011 (the beginning of our fiscal year). We have determined that adoption of this new guidance did not have a material impact on our results of operations, cash flows or financial position. The potential future impact of ASU 2009-13 and ASU 2010-17 guidance will depend on the nature of any new arrangements or material modifications of existing arrangements that are entered into in the future.

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

Change in accounting estimate - U.S. Government grants

We recognize U.S. Government grant revenue based on reimbursable costs incurred. Reimbursable costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards as applicable to the U.S. Government grant. Costs incurred include direct labor and materials that are directly associated with the individual grant plus indirect overhead and general and administrative type costs based upon our provisional indirect billing rates submitted by us to the U.S. Department of Energy (“DOE”). Our provisional indirect billing rates are subject to audit by the DOE. Changes in estimates affecting reimbursable costs are recognized in the period in which the change becomes known.

During 2011, our provisional indirect billing rates for the grant from the DOE under the ARPA-E Recovery Act were audited by the DOE resulting in a revision to our provisional indirect billing rates. The revised indirect rates were subsequently approved by the DOE during the first quarter of 2012. As a result of this change in accounting estimate, we invoiced and recognized $530,000 of additional grant revenue during the three months ended March 31, 2012 for reimbursable costs incurred by us in 2010 and 2011. The impact on our statement of operations for the three months ended March 31, 2012 was a $530,000 decrease to our net loss and loss from operations and $0.01 reduction to our basic and diluted net loss per share of common stock. The impact of the change in accounting estimate is not expected to be material in future periods. The term of the grant agreement ends June 2012.

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

Stock-Based Compensation

We recognize compensation expense related to share-based transactions, including the awarding of employee stock options, based on the estimated fair value of the awards granted. All awards granted, modified or settled after January 1, 2006 have been accounted for based on the fair value of the awards granted. We generally use the straight-line method to allocate stock-based compensation expense to the appropriate reporting periods. Some awards are accounted for using the accelerated method as appropriate for the terms of the awards.

We account for stock options issued to non-employees based on their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of the options granted to non-employees is remeasured as they vest, and the resulting change in value, if any, is recognized as an increase or decrease in stock compensation expense during the period the related services are rendered.

Net Loss per Share of Common Stock

Basic and diluted net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per share of common stock was the same for each period presented, because inclusion of all potential common shares outstanding was anti-dilutive. The following table presents the securities not included in the net loss per common share calculations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	8,287	8,335
Unvested restricted stock units	1,138	559
Warrants to purchase common stock	266	266

Total	9,691	9,160

Reclassifications

Certain amounts in prior period financial statements related to Shell including related party collaboration revenue (see Note 3), related party receivable, and related party deferred revenue have been reclassified to the corresponding non-related party accounts, since effective July 1, 2011, Shell is no longer considered a related party (see Note 7).

Recent Accounting Pronouncements

Accounting Guidance Update

Recently Adopted Accounting Guidance

In September 2011, the FASB issued ASU 2011-08 that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. We adopted this accounting standard January 1, 2012, and the adoption of this guidance did not have a material impact to our financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05 that eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either, OCI presentation and net income in a single continuous statement in the statement of operations, or as a separate statement of comprehensive income. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this update in the fourth quarter of 2011 and have presented a separate statement of comprehensive income. The adoption of this accounting guidance did not have a material financial impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04 that clarifies and changes some fair value measurement principles and disclosure requirements. Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement, should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. We adopted this accounting standard January 1, 2012. The adoption of this new guidance did not have a material impact on our financial statements or disclosures.

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

In March 2009, we amended our collaborative research agreement and license agreement with Shell to further expand the scope of the collaboration and allow for additional purchases of the Company’s preferred stock by Shell. In connection with the amended collaborative research agreement and license agreement, Shell agreed to pay us (1) additional research funding at specified rates per FTE working on the project during the research term and (2) additional milestone payments upon the achievement of milestones. Shell has the right to reduce the number of funded FTEs, subject to certain limitations, with a required advance notice period ranging from 30 to 270 days and a subsequent period ranging from 90 to 360 days during which notices of further FTE reductions cannot be made by Shell. The length of these periods varies dependent on the number of funded FTEs reduced. Effective August 2011, Shell reduced the number of funded FTEs engaged in our research and development collaboration from 128 to 116 FTEs. We have not received any further notice of FTE reduction as of the date of filing of this Quarterly Report on Form 10-Q.

In accordance with our revenue recognition policy, the $20.0 million up-front exclusivity fee and the research funding fees to be received for FTE services are recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by us over the five-year research period commencing November 2007. Milestones payments to be earned under this agreement have been determined to be at risk at the inception of the arrangement and substantive and are expected to be recognized upon achievement of the applicable milestone and when collectability of such payment is reasonably assured. We did not record any milestone revenues during the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, our collaborative research and development revenue from Shell was $13.9 million and $14.8 million, respectively.

Under the agreements with Shell, we have the right to license technology from third parties that will assist us in meeting objectives under the collaboration. If third-party technology to be licensed is identified and mutually agreed upon by both parties, Shell is obligated to reimburse us for the licensing costs of the technology. Payments made by us to the third-party providers were recorded as research and development expenses related to our collaborative research agreement with Shell. None of the acquired licenses are expected to be used in products that will be sold within the next year and the phase of the project has not reached technological feasibility. Shell reimbursed us for licensing costs of $233,000 and $65,000 for the three months ended March 31, 2012 and 2011, respectively. We record these reimbursements against the costs incurred.

In June 2011, Shell completed the transfer of all of its equity interests in us, together with the associated right to appoint one member to our board of directors, to Raízen Energia Participações S.A. (“Raízen”), Shell’s joint venture with Cosan S.A. Indústria e Comércio, (“Cosan”) in Brazil. As a result, Shell is no longer considered a related party. Notwithstanding the above, Shell did not transfer our collaborative research agreement to Raízen and we continue to collaborate with Shell. Additionally in September 2011, we entered into a joint development agreement directly with Raízen. Under the agreement, we will deploy our CodeEvolver™ directed evolution technology platform to develop an improved process for producing first generation ethanol made from sugar. There has been no material financial activity with Raízen through March 31, 2012.

Manufacturing Collaboration

Arch

In February 2010, we consolidated certain of the contractual terms in our then-existing agreements with Arch Pharmalabs, Ltd. (“Arch”) by simultaneously terminating all of our existing agreements with Arch, other than the Master Services Agreement with Arch entered into as of August 1, 2006, and entering into new agreements with Arch. The new agreements, among other things, provide for biocatalyst supply from us to Arch and intermediate supply from Arch to us. We sell the biocatalysts to Arch at an agreed upon price, and Arch manufactures the intermediates on our behalf. Arch sells the intermediates to us at a formula-based or agreed upon price. We then directly market and sell the intermediates to a specified group of customers in the generic pharmaceutical industry. Under the new agreements, Arch may also sell intermediates directly to other customers, and a license royalty is owed by Arch to us based on the volume of product they sell to us and their other customers. Royalties earned from Arch under this arrangement were $257,000 and $162,000 for the three months ended March 31, 2012 and 2011, respectively and are reflected in collaborative research and development revenue on our condensed consolidated statement of operations.

4. Joint Development Agreement with CO2 Solutions

On December 15, 2009, we entered into an exclusive joint development agreement with CO2 Solutions, a company based in Quebec City, Quebec, Canada, whose shares are publicly traded in Canada on TSX Venture Exchange. The joint development agreement expired in January 2011. Under the agreement, we obtained a research license to CO2 Solutions’s intellectual property and agreed to conduct research and development activities jointly with CO2 Solutions with the goal of advancing the development of carbon capture technology. We also purchased 10,000,000 common shares (approximately 16.6% of the total common shares outstanding at the time of investment) of CO2 Solutions in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. Since February 2010, Alan Shaw, our former Chief Executive Officer and currently an advisor to our board of directors, has served on the board of directors of CO2 Solutions.

In January 2011, we extended our joint development agreement with CO2 Solutions on essentially the same terms as the original agreement. The extended agreement will now expire on the later of June 30, 2012, or six months after the expiry of any third party collaborations.

We concluded that through March 31, 2012, we did not have the ability to exercise significant influence over CO2 Solutions’s operating and financial policies. We consider our investment in CO2 Solutions’s common shares as an investment in a marketable security that is available for sale, and carry it at fair value in non-current marketable securities, with changes in fair value recognized in the Statement of Comprehensive Income (loss). We have estimated the fair value of common shares as of March 31, 2012, as determined by trading on TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solutions as a level 1 investment as discussed in Note 6.

5. Balance Sheets and Statements of Operations Details

Cash Equivalents and Marketable Securities At March 31, 2012, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$20,383	$—	$—	$20,383	n/a
Commercial paper	7,495	—	—	7,495	63
Corporate bonds	23,135	40	(1)	23,174	247
U.S. Treasury obligations	4,009	3	(1)	4,011	497
Government-sponsored enterprise securities	2,002	10	—	2,012	271
Common shares of CO2 Solutions	1,316	—	(462)	854	n/a

Total	$58,340	$53	$(464)	$57,929

The total cash and cash equivalents balance of $26.6 million as of March 31, 2012 was comprised of money market funds of $20.4 million, commercial paper with a maturity date of less than 7 days of $2.0 million and $4.2 million held as cash, primarily with major financial institutions in North America. At March 31, 2012 we had six marketable securities, (Corporate bonds and U.S. treasury obligations) with an aggregated fair value of $7.1 million and an aggregated unrealized loss of $2,000, in a loss position for less than 12 months.

At December 31, 2011, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2011
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$18,866	$—	$—	$18,866	n/a
Commercial paper	1,999	—	—	1,999	55
Corporate bonds	30,908	29	(45)	30,892	270
U.S. Treasury obligations	998	4	—	1,002	274
Government-sponsored enterprise securities	3,003	12	—	3,015	373
Common shares of CO2 Solutions	1,316	—	(155)	1,161	n/a

Total	$57,090	$45	$(200)	$56,935

The total cash and cash equivalents balance of $25.8 million as of December 31, 2011 was comprised of money market funds of $18.9 million and $6.9 million held as cash, primarily with major financial institutions in North America. At December 31, 2011, we had 14 marketable securities, with an aggregated fair value of $18.5 million and an aggregated unrealized loss of $46,000, in a loss position for less than 12 months.

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$2,009	$2,779
Work in process	71	54
Finished goods	2,734	1,655

Total inventories	$4,814	$4,488

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

For Level 2 financial investments, our investment advisor provides us with monthly account statements documenting the value of each investment based on prices received from an independent third-party valuation service provider. This third party evaluates the types of securities in our investment portfolio and calculates a fair value using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals. As we are ultimately responsible for the determination of the fair value of these instruments, we perform quarterly analyses using prices obtained from another independent provider of financial instrument valuations, to validate that the prices we have used are reasonable estimates of fair value.

The following table presents our financial instruments that were measured at fair value on a recurring basis at March 31, 2012 by level within the fair value hierarchy (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$20,383	$—	$—	$20,383
Commercial paper	—	7,495	—	7,495
Corporate bonds	—	23,174	—	23,174
U.S. Treasury obligations	—	4,011	—	4,011
Government-sponsored enterprise securities	—	2,012	—	2,012
Common shares of CO2 Solutions	854	—	—	854

Total	$21,237	$36,692	$—	$57,929

The following table presents our financial instruments that were measured at fair value on a recurring basis at December 31, 2011 by level within the fair value hierarchy (in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$18,866	$—	$—	$18,866
Commercial paper	—	1,999	—	1,999
Corporate bonds	—	30,892	—	30,892
U.S. Treasury obligations	—	1,002	—	1,002
Government-sponsored enterprise securities	—	3,015	—	3,015
Common shares of CO2 Solutions	1,161	—	—	1,161

Total	$20,027	$36,908	$—	$56,935

We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the fair value of common shares as determined by trading on TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solutions as a level 1 investment. At March 31, 2012, the estimated fair value of our investment in CO2 Solutions common stock was $854,000 and the unrealized loss was $462,000. At December 31, 2011, the estimated fair value of our investment in CO2 Solutions common stock was $1.2 million and the unrealized loss was $155,000.

7. Related Party Transactions

Maxygen

Maxygen, Inc. (“Maxygen”) was one of our stockholders until it distributed its holdings to its stockholders in December 2010, and so transactions between us and Maxygen prior to that time were considered related party transactions. In October of 2010, we acquired Maxygen’s directed evolution technology patent portfolio for net consideration of $20.2 million including $20.0 million paid to Maxygen, transaction costs of $0.7 million and a royalty payable extinguishment of $0.5 million. We recorded an intangible asset for $20.2 million. In conjunction with this transaction, we terminated our existing license agreement with Maxygen including terminating our obligation to pay biofuels royalties to Maxygen.

Shell and Raízen

Prior to June 2011 Shell was considered a related party due to the size of its ownership interest. As discussed in Note 3, “Collaborative Research and Development Agreements”, Shell transferred full ownership of our common stock to Raízen, Shell’s joint venture with Cosan in Brazil. Based on our analysis and effective, as of July 1, 2011, Shell was no longer considered a related party. Before June 30, 2011, related party receivables, related party deferred revenue, and related party collaboration research and development revenue were primarily comprised of transactions under our five-year collaborative research agreement (currently set to expire in October 2012, unless extended by the parties) and a license agreement with Shell. The revenues earned from Shell are included in the collaborative research and development line on our consolidated statement of operations. Collaborative research and development revenue received from Shell accounted for 51%, 62% and 76% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Collaborative research and development revenue received from Shell accounted for 45% and 48% of our revenues for the three months ended March 31, 2012 and 2011, respectively.

At the time of the transfer, Raízen owned 5.6 million shares of our common stock and has the right to appoint a member to our board of directors. In September 2011, we entered into a joint development agreement with Raízen to develop an improved first generation ethanol process with enhanced economics. There has been no material financial activity with Raízen through March 31, 2012.

Exela PharmaSci, Inc.

We signed a license agreement with Exela PharmaSci, Inc. (“Exela”) in 2007. A member of our board of directors is also on the board of directors of Exela. Under the terms of the agreement, Exela would pay us a royalty based on their achievement of certain commercial goals.

During the three months ended March 31, 2012 and 2011, we recognized $150,000 and $225,000, Respectively of revenue related to this arrangement, respectively, shown in our consolidated statement of operations as collaborative research and development revenue. We did not recognize any revenue from Exela prior to 2011. As of March 31, 2012 and December 31, 2011, we had no amounts owed from Exela.

8. Commitments and Contingencies

Operating Leases

Our headquarters are located in Redwood City, California where we occupy approximately 107,000 square feet of office and laboratory space in four buildings. On March 16, 2011, we entered into a Fifth Amendment to Lease (the “Fifth Amendment”) with Metropolitan Life Insurance Company (“MetLife”) with respect to our offices located at 200 and 220 Penobscot Drive, Redwood City, California, (the “Penobscot Space”), 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”) and 640 Galveston Drive, Redwood City, California (the “Galveston Space”), and with respect to approximately 29,921 square feet of additional space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). Under the Fifth Amendment, the term of the lease of the Penobscot Space, the Building 2 Space and the Saginaw Space lasts until January 31, 2020, and we have options to extend for two additional five year periods. Pursuant to the Fifth Amendment, we surrendered the Galveston Space in August 2011. The Fifth Amendment provides a number of incentives to us including forgiveness of rent payments for the initial two months of the extended lease term for certain buildings, a tenant improvement allowance (“TIA”) of $2.4 million and an additional $0.8 million special allowances for certain HVAC costs. We intend to apply TIA funds toward capital improvements to the expanded facility as well as upgrades and reconfiguration of existing lab and office space. A portion of the TIA may be utilized by us to pay costs for furniture, furnishings and equipment.

As of March 31, 2012, we have completed the capital improvements to the expanded facilities and incurred $3.6 million of capital improvement costs related to the facilities. During 2011, we requested and received $1.8 million of reimbursements from the landlord out of the TIA for the completed construction. We requested reimbursement of the remaining $1.4 million of TIA early in the second quarter of 2012. The TIA is recognized when cash is received and on a straight-line basis over the term of the lease as a reduction in rent expense. Additionally, the Fifth Amendment waived our existing asset retirement obligations for the impacted buildings, resulting in a $0.3 million decrease of our obligation which in turn resulted in $0.1 million gain on extinguishment of asset retirement obligations recorded for the quarter ended March 31, 2011 in our condensed consolidated statement of operation as sales, general and administrative expenses.

We also lease space in 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”). The lease for the 501 Chesapeake Space was not extended with the Fifth Amendment and will expire as per the original agreement in January 2013, with an option for an additional term of up to two years.

Rent expense is recognized on a straight-line basis over the term of the lease. In accordance with the terms of the lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit in the amounts of $707,000 and $707,000 as of March 31, 2012 and December 31, 2011, respectively, are collateralized by deposit balances held by the bank. These deposits are recorded as restricted cash on the consolidated balance sheets.

As of March 31, 2012 and December 31, 2011 we had asset retirement obligations of $587,000 and $580,000, respectively from operating leases, whereby we must restore the facilities that we are renting to their original form. We incurred $7,000 and $17,000 of accretion expense related to our asset retirement obligations during the three months ended March 31, 2012 and 2011, respectively. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each period and we make adjustments if our estimates change.

Future minimum payments under noncancellable operating leases are as follows at March 31, 2012 (in thousands):

Lease payments
9 months ending December 31, 2012	$2,459
Years ending December 31,
2013	2,905
2014	2,722
2015	2,799
2016	2,805
2017 and beyond	8,447

Total	$22,137

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

9. Warrants

No warrants were exercised during the three months ending March 31, 2012. At March 31, 2012, the following common stock warrants were issued and outstanding:

March 31, 2012
Issue Date	Shares Subject to warrants	Exercise Price per Share	Expiration
October 25, 2005	6,066	$1.05	October 25, 2012
May 25, 2006	184,895	$5.96	May 25, 2013
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017

10. Stockholders’ Equity

In 2002, we adopted the 2002 Stock Plan (the “2002 Plan”), pursuant to which our board of directors issued incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. In March, 2010, our board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of our IPO in April 2010. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under our 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance, and during the three months ended March 31, 2012 an additional 1,439,827 shares were reserved under the 2010 plan as a result of this provision. As of March 31, 2012, we had a total of 11,266,542 shares of common stock reserved for issuance under our Plans and no shares available for issuance under the 2002 Plan.

We granted 754,820 restricted stock units (“RSU”) during the three months ended March 31, 2012. The RSU’s vest over four years with 25% of the RSU’s vesting on each annual anniversary. The fair value of the RSU’s was calculated based the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period. For the three months ended March 31, 2012, we recorded $310,000 of stock compensation expense related to all outstanding RSU’s.

During the three months ended March 31, 2012, we issued 66,031 common shares for stock options exercised and 64,394 for RSUs which vested during the quarter.

Stock-Based Compensation Expense

We estimate the fair value of stock-based awards granted to employees and directors using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the expected life of the option and expected volatility of the underlying stock over the expected life of the related grants. Since we were not a publicly traded entity prior to April 2010, sufficient company-specific historical volatility data is not available. As a result, we estimate the expected volatility based on the historical volatility of a group of unrelated public companies within our industry.

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

The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$653	$850
Sales, general and administrative	516	1,457

	$1,169	$2,307

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

Operations outside of the United States consist principally of research and development and sales activities. Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
Americas (1)	$15,629	$17,718
Asia	10,022	11,681
Europe	5,485	1,635

	$31,136	$31,034

(1)	Primarily United States

Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Long-lived assets
Americas (1)	$34,019	$34,817
Europe	4,201	4,395
Asia	2,053	2,380

	$40,273	$41,592

(1)	Primarily United States

12. Restructuring

During the first quarter of 2012, our board of directors approved and committed to a restructuring plan (“2012 restructuring plan”) to reduce our cost structure which included employee terminations in Hungary and the United States. The total estimated cost of the 2012 restructuring plan is $567,000 comprised of employee severance and other termination benefits. As of March 31, 2012, planned costs of $510,000 have been recognized in selling, general and administrative expenses on our condensed consolidated statements of operations. We have made cash payments of $24,000 related to these expenses with the remaining $486,000 recorded in other accrued liabilities on our Condensed Consolidated Balance Sheet. We anticipated that all costs under the 2012 restructuring plan will be paid by December 31, 2012.

The table below summarizes the changes in our restructuring accrual:

March 31, 2012
(in thousands)	Severance, benefits and related personal costs
2012 Plan
Restructuring charges	$510
Cash payments	(24)

Balance at March 31, 2012	$486

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 5, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,( the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

To date, we have generated revenues primarily from collaborative research and development funding, pharmaceutical product sales and government grants. Our revenues have increased in each of the last three fiscal years, growing from $82.9 million in 2009, to $107.1 million in 2010 to $123.9 million in 2011. Our revenues of $31.0 million for the three months ended March 31, 2011 were consistent with our $31.1 million for the three months ended March 31, 2012.

Most of our revenues since inception have been derived from collaborative research and development arrangements, which accounted for 78%, 66% and 58% of our revenues in 2009, 2010 and 2011, respectively. Collaborative research and development arrangements accounted for 56% and 47% of our revenues for the three months ended March 31, 2011 and 2012, respectively. Collaborative research and development received from Shell accounted for 76%, 62% and 51% of our revenues in 2009, 2010 and 2011, respectively. Collaborative research and development received from Shell accounted for the 48% and 45% of our revenues for the three months ended March 31, 2011 and 2012, respectively.

Our product sales accounted for 22%, 31% and 39% of our revenues in 2009, 2010 and 2011, respectively. Product sales accounted for 42% and 49% of our revenues for the three months ended March 31, 2011 and 2012, respectively. Our product sales have increased in each of the last three fiscal years, from $18.6 million in 2009 to $32.8 million in 2010 and to $49.0 million in 2011. Our product sales increased from $12.9 million for the three months ended March 31, 2011 to $15.2 million for the three months ended March 31, 2012.

Notwithstanding our revenue growth, we have continued to experience significant losses as we have invested heavily in research and development and administrative infrastructure in connection with the growth in our business. In light of the growth in market acceptance of our products and services to date, we intend to continue our investment in research and development. As of March 31, 2012, we had an accumulated deficit of $192.2 million. We incurred net losses of $20.3 million, $8.5 million and $16.6 million in the years ended December 31, 2009, 2010 and 2011, respectively and a net loss of $7.5 million for the three months ended March 31, 2012.

Our revenue stream is diversified across various industries, which should mitigate our exposure to cyclical downturns or fluctuations in any one market. Revenues during 2009, 2010 and 2011 were derived primarily from the pharmaceuticals and biofuels markets, and consisted of collaborative research and development revenues, product sales and government grants, which are separately identified in our consolidated statements of operations. Based on our existing arrangements, we believe that revenues from both our pharmaceutical and biofuels customers should be predictable over the near term. The revenues that we expect to recognize from our collaborative research agreement with Shell should provide a high degree of visibility into our aggregate revenues through October 2012.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, depreciation of facilities, and laboratory equipment and amortization of acquired technologies, as well as research consultants and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation expenses (including stock-based compensation), hiring and training costs, consulting and service provider expenses (including patent counsel related costs), marketing costs, occupancy-related costs, depreciation and amortization expenses, travel and relocation costs and restructuring expenses.

Critical Accounting Policies and Estimates

The interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our condensed consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Financial Operations Overview

The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended March 31,		% of Total Revenues
	2012	2011	2012	2011
Revenues:
Product	$15,167	$12,932	49%	42%
Collaborative R&D	14,612	17,486	47%	56%
Government grants	1,357	616	4%	2%

Total revenues	31,136	31,034	100%	100%

Costs and operating expenses:
Cost of product revenues	12,642	11,650	41%	38%
Research and development	16,349	13,750	53%	44%
Selling, general and administrative	9,395	9,013	30%	29%

Total costs and operating expenses	38,386	34,413	123%	111%

Loss from operations	(7,250)	(3,379)	nm	nm
Interest income	75	49	0%	0%
Interest expense and other, net	(118)	17	nm	0%

Loss before provision for income taxes	(7,293)	(3,313)	nm	nm
Provision for income taxes	197	158	1%	1%

Net loss	$(7,490)	$(3,471)	nm	nm

Revenues

	Three Months Ended March 31,		Change
(In Thousands)	2012	2011	$	%
Product	$15,167	$12,932	$2,235	17%
Collaborative R&D	14,612	17,486	(2,874)	(16%)
Government grants	1,357	616	741	120%

Total revenues	$31,136	$31,034	$102	0%

Revenues were flat during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to increased revenues from product sales and government grants which was partially offset by declines in revenues from collaborative research and development projects.

Product revenues increased $2.2 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to increased sales of our statin-family of products and increased product sales to our generics customers along with continuing sales of chemical intermediates used in the production of hepatitis C therapies.

Collaborative research and development revenues decreased $2.9 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a reduction of $1.5 million in our collaborations in carbon management with Alstom, $0.9 million reduction in our collaboration with Shell and a $0.4 million reduction in collaborations with pharmaceuticals customers.

Our collaborative research and development revenues with Shell decreased $0.9 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the reduction in the number of funded FTEs from 128 to 116 starting August 2011, resulting in decreased revenue of approximately $0.3 million per month. We had an average of 116 FTEs and 128 FTEs in this collaboration during the three months ended March 31, 2012 and March 31, 2011, respectively.

Government grant revenues increased $0.7 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to the recognition of a grant from the U.S. Department of Energy under the ARPA-E Recovery Act program for $1.4 million compared to $0.6 million in the three months ended March 31, 2011. The 2012 revenue amount included $0.5 million of revenue recognized in the first quarter of 2012 related to prior periods as a result of a change in accounting estimate related to our indirect billing rates under the grant. Approximately $0.3 million of the original $4.7 million grant from U.S. Department of Energy remains available to us for the remainder of the grant term which expires June 30, 2012.

Our top five customers accounted for 83% and 85% of our total revenues for the three months ended March, 31, 2012 and 2011, respectively. Shell accounted for 45% and 48% of our total revenues for the three months ended March, 31, 2012 and 2011, respectively.

Cost of Product Revenues

	Three Months Ended March 31,		Change
(In Thousands)	2012	2011	$	%
Cost of revenues:
Product	$12,642	$11,650	$992	9%

Gross profit:
Product	$2,525	$1,282	$1,243	97%

Product gross margin %	17%	10%

Our cost of product revenues increased $1.0 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to the $2.2 million increase in our product sales. Gross margins increased 7% to 17% during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a change in the sales mix towards higher margin product sales in the first quarter of 2012.

Operating Expenses

	Three Months Ended March 31,		Change
(In Thousands)	2012	2011	$	%
Research and development	$16,349	$13,750	$2,599	19%
Selling, general and administrative	9,395	9,013	382	4%

Total operating expenses	$25,744	$22,763	$2,981	13%

Research and Development. Research and development expenses increased $2.6 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a $1.6 million increase in employee compensation costs related to increased headcount and a $0.4 million increase in lab supplies cost with a $0.3 million increase in outside services and contractors cost due to higher usage associated with our increased research and development headcount and efforts. We incurred additional expenses of $0.2 million for depreciation and amortization expense due to leasehold improvements and capital equipment acquisitions and $0.1 million in facility costs due to our facility expansion in 2011. Research and development expenses included stock-based compensation expense of $0.7 million and $0.9 million during the periods ended March 31, 2012 and 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.4 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a $1.5 million increase in compensation costs including $0.5 million related to our 2012 restructuring plan and $0.8 million in salary continuation and related benefits for executive termination costs. Stock compensation costs decreased $0.9 million primarily due to the departure of our former CEO and CFO during the three months ended March 31, 2012. We decreased spending on consultants and other outside services by $0.3 million. This was partially offset by $0.1 million increase in accounting fees in the three months ended March 31, 2012. Selling, general and administrative expenses included stock-based compensation expense of $0.5 million and $1.5 million during the three months ended March 31, 2012 and 2011, respectively.

Restructuring Charges

March 31, 2012
(in thousands)	Severance, benefits and related personal costs
2012 Plan
Restructuring charges	$510
Cash payments	(24)

Balance at March 31, 2012	$486

Restructuring Charges. During the first quarter of 2012, our board of directors approved and committed to a restructuring plan (“2012 restructuring plan”) to reduce our cost structure which included employee terminations in Hungary and the United States. The total cost of the 2012 restructuring plan is $567,000 comprised of employee severance and other termination benefits. As of March 31, 2012, $510,000 of the planned costs was incurred and was recorded as selling, general and administrative expenses on the condensed consolidated statements of operations. We have made cash payments of $24,000 related to these expenses with the remaining $486,000 recorded in other accrued liabilities on our condensed consolidated balance sheet. We anticipated that all costs under the 2012 restructuring plan will be paid by December 31, 2012.

Other Income (Expense), net

	Three Months Ended March 31,		Change
(In Thousands)	2012	2011	$	%
Interest income	$75	$49	$26	53%
Interest expense and other, net	(118)	17	(135)	(794%)

Total other income (expense), net	$(43)	$66	$(109)	(165%)

Interest Income. Interest income increased due to higher average interest on cash, cash equivalents and marketable securities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Interest Expense and Other, Net. Interest expense and other, net, increased $0.1 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily related to increased losses from foreign currency translations during the three months ended March 31, 2012.

Provision (benefit) for Income Taxes. The tax provision (benefit) for the three months ended March 31, 2012 and 2011 primarily consisted of income taxes attributable to foreign operations.

Liquidity and Capital Resources

	March 31,	December 31,
(In Thousands)	2012	2011
Cash and cash equivalents	$26,604	$25,762
Marketable securities (1)	26,679	27,720
Accounts receivable, net	18,548	18,917
Accounts payable, accrued compensation and accrued liabilities	24,178	24,503
Working capital (1)	$47,460	$50,940

(1)	Includes only the current portion of our marketable securities

	Three Months Ended March 31,
(In Thousands)	2012	2011
Net cash provided by operating activities	$593	$7,286
Net cash used in investing activities	(9)	(28,041)
Net cash provided by financing activities	94	1,485
Effect of foreign exchange rates on cash and cash equivalents	164	26

Net increase (decrease) in cash and cash equivalents	$842	$(19,244)

Cash Flows from Operating Activities

Operating activities provided $0.6 million of net cash during the three months ended March 31, 2012. We incurred a net loss of $7.5 million in the three months ended March 31, 2012, which included non-cash share-based compensation expense of $1.2 million and depreciation and amortization of $3.1 million. Changes in operating asset and liability accounts provided $3.6 million of net cash during the three months ended March 31, 2012.

Operating activities provided $7.3 million of net cash during the three months ended March 31, 2011. We incurred a net loss of $3.5 million in the three months ended March 31, 2011, which included non-cash share-based compensation expense of $2.3 million and depreciation and amortization of $2.8 million. Changes in operating asset and liability accounts provided $5.7 million of net cash during the three months ended March 31, 2011.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to capital expenditures to support our growth and our investments in marketable securities.

Cash used in investing activities was $9,000 during the three months ended March 31, 2012 and consisted of capital expenditures of $2.1 million primarily related to the costs of facility improvements and purchases of lab equipment offset by decreases of our marketable securities of $2.1 million related to our net decrease of investments in marketable securities and represents net amounts transferred to cash and cash equivalents.

Cash used by investing activities totaled $28.0 million during the three months ended March 31, 2011 and consisted of capital expenditures of $0.9 million primarily related to the purchase of manufacturing and lab equipment and an increase of marketable securities of $27.1 million related to the investment of our cash and cash equivalents.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $0.1 million during the three months ended March 31, 2012 related to the proceeds from the exercise of stock options.

Cash flows provided by financing activities totaled $1.5 million during the three months ended March 31, 2011 related to the proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. The following table summarizes the future commitments arising from our contractual obligations at March 31, 2012 (in thousands):

	Total	2012	2013	2014	2015	2016	2017 and beyond

Operating leases	$22,137	$2,459	$2,905	$2,722	$2,799	$2,805	$8,447

Total	$22,137	$2,459	$2,905	$2,722	$2,799	$2,805	$8,447

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three months ended March 31, 2012. This is discussed in further detail in our Annual Report in Form 10-K filed with the SEC on March 5, 2012.

Equity Price Risk

As described in Note 4 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. This investment is exposed to fluctuations in both the market price of CO2 Solutions’s common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of March 31, 2012 would have been an unrealized loss of approximately $85,000, recognized as a component of our statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of March 31, 2012 would have been an unrealized loss of approximately $85,000, recognized as a component of our condensed consolidated statements of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure

Our management, including our disclosure committee, Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls Our management, including our Interim Chief Executive Officer and interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report and in our annual report on Form 10-K:

•	our ability to achieve or maintain profitability;

•	our ability to obtain substantial additional capital that may be necessary to expand our business;

•	our relationships with and dependence on collaborators in our principal markets;

•	our dependence on our collaborative research agreement with Shell for the development and commercialization of advanced biofuels, which agreement is set to expire in November 2012;

•	our ability to obtain approval from Shell to begin collaboration with Raízen on cellulosic ethanol in Brazil;

•	the feasibility of producing and commercializing biofuels derived from cellulose;

•	our dependence on, and the need to attract and retain key management and other personnel, including a permanent Chief Executive Officer and a permanent Chief Financial Officer;

•	our dependence on a limited number of customers;

•	our dependence on a limited number of products in our pharmaceutical business;

•	our dependence on one contract manufacturer for commercial scale production of substantially all of our enzymes;

•	the ability of Arch to market our pharmaceutical products effectively;

•	our ability to maintain internal control over financial reporting;

•	our ability to manage our growth;

•	the success of our customers’ pharmaceutical products in the market and the ability of such customers to obtain regulatory approvals for products and processes;

•	our ability to control and to improve pharmaceutical gross margins;

•	our ability to develop and successfully commercialize new products for the pharmaceuticals market;

•	our ability to maintain license rights for commercial scale expression systems for cellulases;

•	fluctuations in the price of and demand for commodities that our enzymes can be employed to produce or for substitute commodities;

•	the availability, cost and location of renewable cellulosic biomass sources;

•	reductions or changes to existing biofuel regulations and policies;

•	our potential bio-based chemical products might not be approved or accepted by our customers;

•	our ability to independently develop, manufacture, market, sell and distribute commercial cellulase enzymes;

•	our ability to obtain and maintain governmental grants;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses we may acquire with our business;

•	our ability to accurately report our financial results in a timely manner;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business;

•	potential product liability claims;

•	the existence of government subsidies or regulation with respect to carbon dioxide emissions; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $20.3 million, $8.5 million and $16.6 million in 2009, 2010 and 2011, respectively. As of March 31, 2012, we had an accumulated deficit of $192.2 million. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators and expect to derive a substantial portion of our revenues from these sources for the foreseeable future. If we are unable to extend our existing agreements or enter into new agreements upon the expiration or termination of our existing agreements, our revenues could be adversely affected. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also expect to spend significant amounts to fund the development of additional pharmaceutical and potential bioindustrial products, including our CodeXyme™ cellulase enzymes, CodeXol™ detergent alcohols and other products for the advanced biofuel and bio-based chemicals markets. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may need substantial additional capital in the future in order to expand our business.

Our future capital requirements may be substantial, particularly as we continue to develop our business, including investing in our CodeXyme™ cellulase enzymes and CodeXol™ detergent alcohol business opportunities. Although we believe that, based on our current level of operations and anticipated growth, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our pharmaceutical business, continued funding from Shell for our cellulase and ethanol programs, our spending to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including bio-based chemicals, and the filing, prosecution, enforcement and defense of patent claims.

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

Recent announcements by Shell and Iogen may adversely impact our cellulosic ethanol program in North America.

In connection with our research and development collaboration with Shell, we entered into a multiparty collaborative research and license agreement with Shell and Iogen in July 2009, which is focused on developing technology to convert cellulosic biomass to ethanol for commercial scale production. The primary focus of our funded advanced biofuels research with Shell since 2009 has been the development of technology that could be deployed at biofuels facilities that use Iogen and Codexis processes and technologies. On April 30, 2012, Shell and Iogen announced that they will not pursue the project they have had under development to build a cellulosic ethanol facility in southern Manitoba, Canada. Additionally, Iogen announced that it had significantly reduced the size of its cellulosic ethanol development program, including by significantly reducing the number of employees at Iogen. We expect that as a result of these announcements our research collaboration with Iogen will wind down over the next two months and our ability to develop technology for use in the production of cellulosic ethanol at commercial scale in North America may be adversely impacted. Although we expect that our collaborative research program with Iogen will wind down over the next two months, many elements of our collaborative research and license agreement with Shell and Iogen will continue. For example, the collaborative research and license agreement provides for certain rights, licenses and obligations of each party with respect to intellectual property and program materials that will continue after the research activities have ended. Disagreements or conflicts between and among the parties could develop after the research program has ended. These disagreements or conflicts could result in expensive arbitration or litigation, which may not be resolved in our favor.

We need formal approval from Shell to begin collaboration with Raízen on cellulosic ethanol in Brazil.

Under our current commercial arrangement with Shell, we have agreed to work exclusively with Shell on second generation biofuels. We have obtained informal approval from Shell to begin discussions with Raízen on how Codexis and Raízen can work together to develop cellulosic ethanol technology in Brazil. We will need formal written approval pursuant to the terms of our research agreement with Shell before we can formalize any arrangement with Raízen. We do not know when, or if, this formal written approval from Shell will be granted. Our business plan will be significantly impaired if we are not allowed to deploy our cellulosic ethanol technology in Brazil with Raízen.

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

Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2010, our top five customers accounted for 85% of our total revenues, with Shell accounting for 62% of our total revenues. For the year ended December 31, 2011, our top five customers accounted for 77% of our total revenues, with Shell accounting for 51% of our total revenues. For the three months ended March 31, 2012, our top five customers accounted for 83% of our total revenues, with Shell accounting for 45 % of our total revenues. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

We are dependent on a limited number of products in our pharmaceutical business.

Our current product revenues are derived from a limited number of pharmaceutical products. For the year ended December 31, 2011, we derived 83% of our product revenue from two pharmaceutical product families: statins and hepatitis C therapies. We expect a limited number of pharmaceutical products to continue to account for a significant portion of our pharmaceutical product revenues for the foreseeable future. This product concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business of one or a combination of our significant pharmaceutical products could materially adversely affect our revenues, financial condition and results of operations.

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

Under Section 404 of the Sarbanes-Oxley Act, we are required to perform an annual evaluation of our internal control over financial reporting. Although, as of December 31, 2011, we concluded that our internal control over financial reporting was effective, we cannot make assurances that, in the future, material weaknesses or significant deficiencies will not exist or otherwise be discovered, a risk that is significantly increased in light of the complexity of our business and multinational operations. We need to maintain our processes and systems and adapt them as our business grows and changes in order to maintain compliance with Section 404, a process that is expensive, time-consuming and requires significant management attention. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective.

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

Our business has grown rapidly and this growth may continue in the future. Overall, we have grown from approximately 40 employees at the end of 2002 to approximately 338 employees as of March 31, 2012. Currently, we are working simultaneously on multiple projects targeting several markets. Furthermore, we are conducting our business across several countries, including countries in North America, South America, Europe and Asia. These diversified, global operations place increased demands on our limited resources and may require us to expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel which we may be unable to do effectively. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, collaborators, suppliers and other third parties. Our ability to manage our operations, growth, and various projects effectively may require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures. In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of March 31, 2012, we owned or controlled approximately 280 issued patents and approximately 295 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals and bioindustrials markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

Our bioindustrial products, including those used in the biofuels and bio-based chemicals markets, will need to meet a significant number of regulations and standards, including regulations imposed by the U.S. Department of Transportation, the U.S. Environmental Protection Agency, various state agencies and others. In addition, our bioindustrial products will be subject to foreign regulations if we attempt to produce or sell our products outside the United States. For example, we expect that our products and technologies will be subject to import and export controls when they are shipped internationally. Any failure to comply or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay the commercialization of any bioindustrial products developed using our technologies and subject us to fines and other penalties.

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

Based on the number of shares outstanding as of April 16, 2012, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 36% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of April 16, 2012, Raízen, Biomedical Sciences Investment Fund Pte Ltd. and CMEA Ventures beneficially owned approximately 15.4%, 8.7% and 8.3% of our common stock, respectively.

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

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Amendment No. 1 to the Manufacture and Supply Agreement by and between the Company and Lactosan GmbH & Co. KG dated as of March 9, 2012.

10.2A	Offer Letter Agreement by and between the Company and Brian P. Dowd dated as of May 4, 2007.

10.2B	Supplemental terms of employment letter by the Company to Brian P. Dowd dated May 9, 2008.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date: May 10, 2012	By:	/s/ PETER STRUMPH
Peter Strumph Interim President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/S/ BRIAN DOWD
Brian Dowd Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A No. 333-164044, filed on March 31, 2010).

10.1	Amendment No. 1 to the Manufacture and Supply Agreement by and between the Company and Lactosan GmbH & Co. KG dated as of March 9, 2012.

10.2A	Offer Letter Agreement by and between the Company and Brian P. Dowd dated as of May 4, 2007.

10.2B	Supplemental terms of employment letter by the Company to Brian P. Dowd dated May 9, 2008.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.