Form 10-Q
period 2012-06-30
CODEXIS INC
filed 2012-08-09
CIK 1200375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 37,057,772 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended June 30, 2012

Codexis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$16,693	$25,762
Marketable securities	34,671	27,720
Accounts receivable, net of allowances of $17 at June 30, 2012 and December 31, 2011, respectively	8,124	18,917
Inventories	4,201	4,488
Prepaid expenses and other current assets	5,144	2,345

Total current assets	68,833	79,232

Restricted cash	1,511	1,511
Non-current marketable securities	6,062	10,348
Property and equipment, net	22,073	24,176
Intangible assets, net	14,636	16,442
Goodwill	3,241	3,241
Other non-current assets	1,316	972

Total assets	$117,672	$135,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,313	$10,364
Accrued compensation	4,189	6,785
Other accrued liabilities	7,496	7,354
Deferred revenues	3,647	3,789

Total current liabilities	19,645	28,292

Deferred revenues, net of current portion	1,393	1,485
Other long-term liabilities	4,126	3,455
Commitments and contingencies

Stockholders’ equity:

Common stock	4	4
Additional paid-in capital	291,090	287,792
Accumulated other comprehensive loss	(878)	(407)
Accumulated deficit	(197,708)	(184,699)

Total stockholders’ equity	92,508	102,690

Total liabilities and stockholders’ equity	$117,672	$135,922

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product	$6,783	$8,397	$21,949	$21,329
Collaborative research and development	15,868	17,385	30,480	34,871
Government awards	258	273	1,616	889

Total revenues	22,909	26,055	54,045	57,089
Costs and operating expenses:
Cost of product revenues	5,829	7,106	18,471	18,756
Research and development	15,650	14,965	31,999	28,715
Selling, general and administrative	6,789	9,276	16,184	18,289

Total costs and operating expenses	28,268	31,347	66,654	65,760

Loss from operations	(5,359)	(5,292)	(12,609)	(8,671)
Interest income	74	71	149	120
Interest expense and other, net	(157)	16	(275)	34

Loss before provision (benefit) for income taxes	(5,442)	(5,205)	(12,735)	(8,517)
Provision (benefit) for income taxes	77	(165)	274	(6)

Net loss	$(5,519)	$(5,040)	$(13,009)	$(8,511)

Net loss per share of common stock, basic and diluted	$(0.15)	$(0.14)	$(0.36)	$(0.24)

Weighted average common shares used in computing net loss per share of common stock, basic and diluted	36,296	35,685	36,177	35,402

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(5,519)	$(5,040)	$(13,009)	$(8,511)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	8	165	44
Unrealized gain (loss) on marketable securities, net of tax	(337)	358	(636)	405

Other comprehensive income (loss)	(337)	366	(471)	449

Total comprehensive loss	$(5,856)	$(4,674)	$(13,480)	$(8,062)

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(13,009)	$(8,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,806	1,858
Depreciation and amortization of property and equipment	4,544	3,760
Loss on disposal of property and equipment	109	59
Gain from extinguishment of asset retirement obligation	—	(124)
Stock-based compensation	3,077	4,856
Accretion of asset retirement obligation	15	29
Amortization of premium on marketable securities	377	51
Changes in operating assets and liabilities:
Accounts receivable	10,793	4,027
Inventories	287	(1,370)
Prepaid expenses and other current assets	(2,799)	(735)
Other assets	(409)	(13)
Accounts payable	(6,051)	(1,493)
Accrued compensation	(2,596)	(3,088)
Other accrued liabilities	798	2,554
Deferred revenues	(234)	(2,203)

Net cash used in operating activities	(3,292)	(343)

Investing activities:
Increase in restricted cash	—	(46)
Purchase of property and equipment	(2,551)	(4,187)
Purchase of marketable securities	(19,141)	(38,152)
Proceeds from sale of marketable securities	10,500	—
Proceeds from maturities of marketable securities	4,964	—

Net cash used in investing activities	(6,228)	(42,385)

Financing activities:
Proceeds from exercises of stock options	287	2,390

Net cash provided by financing activities	287	2,390

Effect of exchange rate changes on cash and cash equivalents	164	24

Net decrease in cash and cash equivalents	(9,069)	(40,314)
Cash and cash equivalents at the beginning of the period	25,762	72,396

Cash and cash equivalents at the end of the period	$16,693	$32,082

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Codexis, Inc. (together with its subsidiaries, “we,” “Codexis” or the “Company”) is a producer of custom industrial enzymes. Our products enable novel, sustainable processes for the manufacture of biofuels, chemicals, and pharmaceutical ingredients.

We are developing our flagship CodeXyme™ cellulase enzymes to convert non-food plant material, which we call cellulosic biomass, into affordable sugars, which can then be converted into renewable fuels and chemicals. We have been developing these cellulase enzymes with Equilon Enterprises LLC dba Shell Oil Products US, or Shell, since 2006 for applications in the biofuels markets. We intend to market CodeXyme™ cellulase enzymes to chemicals manufacturers worldwide. We are also developing our own novel processes to manufacture certain specialty and commodity bio-based chemicals, which we intend to commercialize with strategic partners. The first of these products is CodeXol™ detergent alcohols. Detergent alcohols are used to manufacture surfactants, which are key, active cleaning ingredients in consumer products such as shampoos, liquid soaps and laundry detergents.

We have commercialized our technology, products and services in the pharmaceuticals market. There are currently over 50 pharmaceutical firms using or evaluating our technology in their manufacturing process development, including the production of some of the world’s bestselling and fastest growing drugs.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 5, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2012 and results of our operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited interim condensed consolidated financial statements include the accounts of Codexis, Inc. and its wholly-owned subsidiaries. Codexis, Inc. has subsidiaries in the United States, Brazil, Hungary, India, Mauritius, The Netherlands and Singapore. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Marketable Securities

We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Marketable securities included in current assets are comprised of corporate bonds, commercial paper, government-sponsored enterprise securities and U.S. Treasury obligations. Marketable securities included in non-current assets are comprised of corporate bonds and U.S. Treasury obligations that have a maturity date greater than 1 year. Our investment in common shares of CO2 Solutions Inc. (“CO2 Solutions”) is included in non-current marketable securities.

We perform separate evaluations of impaired debt and equity securities to determine if the unrealized losses as of the balance sheet date are other-than-temporary impairment (“OTTI”).

For our investments in equity securities, our evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and our management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on our current and forecasted liquidity requirements, our capital requirements and securities portfolio objectives. Based on our evaluation, we concluded that as of June 30, 2012, the unrealized losses related to equity securities are temporary.

For our investments in debt securities, our management determines whether we intend to sell or if it is more-likely-than-not that we will be required to sell impaired securities. This determination considers our current and forecasted liquidity requirements, our capital requirements and securities portfolio objectives. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. We conduct a regular assessment of our debt securities with unrealized losses to determine whether the securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. Based on our evaluation, we concluded that as of June 30, 2012, the unrealized losses related to debt securities are temporary.

Our investments in debt and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses are reported on the condensed consolidated statement of comprehensive loss. Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or interest expense and other, net. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three and six months ended June 30, 2012 and 2011.

Restricted Cash

Restricted cash consisted of amounts invested in money market accounts primarily for purposes of securing a standby letter of credit as collateral for our Redwood City, California facility lease agreement and for the purpose of securing a working capital line of credit. Restricted cash was unchanged during the three and six months ended June 30, 2012.

Revenue Recognition

Revenues are recognized when the four basic revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) products have been delivered, transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Our primary sources of revenues consist of collaborative research and development agreements, product revenues and government awards. Collaborative research and development agreements typically provide us with multiple revenue streams, including up-front fees for licensing, exclusivity and technology access, fees for full-time employee equivalent (“FTE”) services and the potential to earn milestone payments upon achievement of contractual criteria and royalty fees based on future product sales or cost savings by our customers. Our collaborative research and development revenues consist of revenues from Shell and revenues from other collaborative research and development agreements. For each source of collaborative research and development revenues, product revenues and award revenues, we apply the following revenue recognition criteria:

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

•

We license mutually agreed upon third party technology for use in our research and development collaboration with Shell. We record the license payments to research and development expense and offset related reimbursements received from Shell. These payments made by Shell to us are direct reimbursements of our costs. We account for these direct reimbursable costs as a net amount, whereby no expense or revenue is recorded for the costs reimbursed by Shell. For any payments not reimbursed by Shell, we recognize these as expenses in the statement of operations. We elected to present the reimbursement from Shell as a component of our research and development expense since presenting the receipt of payment from Shell as revenues does not reflect the substance of the arrangement.

•

We receive payments from government entities in the form of government awards. Government awards are agreements that generally provide us with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenues from government awards are recognized in the period during which the related costs are incurred, provided that the conditions under which the government awards were provided have been met and we have only perfunctory obligations outstanding.

•

Shipping and handling costs charged to customers are recorded as revenues. Shipping costs are included in our cost of product revenues. Such charges were not significant in any of the periods presented.

Milestone revenue

During the three months ended June 30, 2012, we recognized in collaborative research and development revenue $1 million of milestone revenue from one of our pharmaceutical partners related to the use of our enzymes in its manufacturing processes.

We evaluated the nature of the milestone triggering the contingent payment, and concluded that the amount can be recognized as a milestone payment based on the facts that (i) the milestone was achieved through successful performance by us, (ii) the milestone was at risk at the inception of the arrangement, (iii) the milestone was substantive in nature and is non-refundable, (iv) substantial effort was required by us to complete the milestone, (v) the amount of milestone payment is reasonable in relation to the value created in achieving the milestone, and (vi) the milestone payment relates solely to past performance. No further milestones payments are expected under this arrangement from this pharmaceutical partner.

Change in accounting estimate - U.S. Government awards

We recognize U.S. Government award revenue based on reimbursable costs incurred. Reimbursable costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards as applicable to the U.S. Government award. Costs incurred include direct labor and materials that are directly associated with the individual award plus indirect overhead and general and administrative type costs based upon our provisional indirect billing rates submitted by us to the U.S. Department of Energy (“DOE”). Our provisional indirect billing rates are subject to audit by the DOE. Changes in estimates affecting reimbursable costs are recognized in the period in which the change becomes known.

During 2011, our provisional indirect billing rates for the award from the DOE under the ARPA-E Recovery Act were audited by the DOE resulting in a revision to our provisional indirect billing rates. The revised indirect rates were subsequently approved by the DOE during the first quarter of 2012. As a result of this change in accounting estimate, we invoiced and recognized $530,000 of additional award revenue during the three months ended March 31, 2012 for reimbursable costs incurred by us in 2010 and 2011. The impact on our condensed consolidated statement of operations for the three months ended March 31, 2012 was a $530,000 decrease to our net loss and loss from operations and $0.01 reduction to our basic and diluted net loss per share of common stock. Our revenue from this award for the three months ended June 30, 2012 was $258,000 which represents the final funds available under the award. The $530,000 would have been recognized in the second quarter of 2012 had the change in accounting estimate not occured. The term of the award agreement ended in June 2012.

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

Net Loss per Share of Common Stock

Basic and diluted net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per share of common stock was the same for each period presented, because inclusion of all potential common shares outstanding was anti-dilutive. The following table presents the securities not included in the net loss per common share calculations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Options to purchase common stock	8,092	8,020	8,092	8,020
Unvested restricted stock units	1,007	555	1,007	555
Warrants to purchase common stock	266	266	266	266

Total	9,365	8,841	9,365	8,841

Reclassifications

Certain amounts in prior period financial statements related to Shell including related party collaboration revenue (see Note 3), related party receivable, and related party deferred revenue have been reclassified to the corresponding non-related party accounts, since effective July 1, 2011, Shell is no longer considered a related party (see Note 7).

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 that eliminates the option to present items of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, and instead requires either, OCI presentation and net loss in a single continuous statement in the statement of operations, or as a separate statement of comprehensive loss. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this update in the fourth quarter of 2011 and have presented a separate condensed consolidated statement of comprehensive loss. The adoption of this accounting guidance did not have a material financial impact on our financial statements.

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

The term of the agreement ends on November 1, 2012, unless extended further by the parties. During the term of the agreement, we are required to act exclusively with Shell as it relates to the rights and research described in the arrangement and may not conduct research or contract to conduct research, for another party in the field of use. Under this agreement, we also have a right of first negotiation but not an obligation to manufacture any biocatalysts developed under the collaborative research agreement if Shell decides to out-source the manufacture of such biocatalysts. Although we have not received formal notice from Shell, we do not currently expect any continued Shell FTE funding after November 1, 2012.

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

In July 2012, we signed an Exclusive Negotiation Agreement with Shell, pursuant to which Shell has agreed to negotiate exclusively with us through September 1, 2012 the terms of a new agreement under which Shell would grant us certain rights and licenses in the biofuels field to develop and sell cellulase enzymes to third parties on a worldwide basis, except Brazil. We also agreed with Shell under the Exclusive Negotiation Agreement that, beginning on August 31, 2012, Shell can elect to reduce between 13 and 48 FTEs under the collaborative research agreement with one day of notice. Previously, the required notice period for this type of FTE reduction was 90 days. We have not received any notice of FTE reduction below the current 116 FTEs as of the date of filing of this Quarterly Report on Form 10-Q; however we expect Shell to deliver notice of a reduction by 48 FTEs effective September 1, 2012.

In accordance with our revenue recognition policy, the $20.0 million up-front exclusivity fee and the research funding fees to be received for FTE services are recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by us over the five-year research period commencing November 2007. Milestones payments to be earned under this agreement have been determined to be at risk at the inception of the arrangement and substantive and are expected to be recognized upon achievement of the applicable milestone and when collectability of such payment is reasonably assured. We did not record any milestone revenues during the three and six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, our collaborative research and development revenue from Shell was $13.9 million and $14.8 million, respectively. For the six months ended June 30, 2012 and 2011, our collaborative research and development revenue from Shell was $27.8 million and $29.7 million, respectively

Under the agreements with Shell, we have the right to license technology from third parties that will assist us in meeting objectives under the collaboration. If third-party technology to be licensed is identified and mutually agreed upon by both parties, Shell is obligated to reimburse us for the licensing costs of the technology. Payments made by us to the third-party providers were recorded as research and development expenses related to our collaborative research agreement with Shell. None of the acquired licenses are expected to be used in products that will be sold within the next year and the phase of the project has not reached technological feasibility. Shell reimbursed us for licensing costs of $39,000 and $0 for the three months ended June 30, 2012 and 2011, respectively. Shell reimbursed us for licensing costs of $272,000 and $65,000 for the six months ended June 30, 2012 and 2011, respectively. We recorded these reimbursements against the costs incurred.

In June 2011, Shell completed the transfer of all of its equity interests in us, together with the associated right to appoint one member to our board of directors, to Raízen Energia Participações S.A. (“Raízen”), Shell’s joint venture with Cosan S.A. Indústria e Comércio, (“Cosan”) in Brazil. As a result, Shell is no longer considered a related party. Notwithstanding the above, Shell did not transfer our collaborative research agreement to Raízen and we continue to collaborate with Shell. Additionally in September 2011, we entered into a joint development agreement directly with Raízen. Under the agreement, we will deploy our CodeEvolver™ directed evolution technology platform to develop an improved process for producing first generation ethanol made from sugar. There has been no material financial activity with Raízen through June 30, 2012.

Manufacturing Collaboration

Arch

In February 2010, we consolidated certain of the contractual terms in our then-existing agreements with Arch Pharmalabs, Ltd. (“Arch”) by simultaneously terminating all of our existing agreements with Arch, other than the Master Services Agreement with Arch entered into as of August 1, 2006, and entering into new agreements with Arch. The new agreements, among other things, provide for biocatalyst supply from us to Arch and intermediate supply from Arch to us. We sell the biocatalysts to Arch at an agreed upon price, and Arch manufactures the intermediates on our behalf. Arch sells the intermediates to us at a formula-based or agreed upon price. We then directly market and sell the intermediates to a specified group of customers in the generic pharmaceutical industry. Under the new agreements, Arch may also sell intermediates directly to other customers, and a license royalty is owed by Arch to us based on the volume of product they sell to us and their other customers. Royalties earned from Arch under this arrangement were $22,000 and $37,000 for the three months ended June 30, 2012 and 2011, respectively and are reflected in collaborative research and development revenue on our condensed consolidated statement of operations. Royalties earned from Arch under this arrangement were $70,000 and $40,000 for the six months ended June 30, 2012 and 2011, respectively.

4. Joint Development Agreement with CO2 Solutions

On December 15, 2009, we entered into an exclusive joint development agreement with CO2 Solutions, a company based in Quebec City, Quebec, Canada, whose shares are publicly traded in Canada on TSX Venture Exchange. The joint development agreement expired in January 2011. Under the agreement, we obtained a research license to CO2 Solutions’s intellectual property and agreed to conduct research and development activities jointly with CO2 Solutions with the goal of advancing the development of carbon capture technology. We also purchased 10,000,000 common shares (approximately 16.6% of the total common shares outstanding at the time of investment) of CO2 Solutions in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. In July 2012, Alan Shaw, our former Chief Executive Officer and currently an advisor to our board of directors, resigned from the board of directors of CO2 Solutions and we are currently considering potential replacements to this designated board seat.

In January 2011, we extended our joint development agreement with CO2 Solutions on essentially the same terms as the original agreement. The extended agreement expires six months after the expiry of any third party collaborations. We expect this agreement to expire during the first half of 2013.

We concluded that through June 30, 2012, we did not have the ability to exercise significant influence over CO2 Solutions’s operating and financial policies. We consider our investment in CO2 Solutions’s common shares as an investment in a marketable security that is available for sale, and carry it at fair value in non-current marketable securities, with changes in fair value recognized in the Statement of Comprehensive Income (loss). We have estimated the fair value of common shares as of June 30, 2012, as determined by trading on TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solutions as a level 1 investment as discussed in Note 6.

5. Balance Sheets and Statements of Operations Details

Cash Equivalents and Marketable Securities At June 30, 2012, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2012				Average Contractual Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					(in days)
Money market funds	$12,093	$—	$—	$12,093	n/a
Commercial paper	3,997	—	—	3,997	8
Corporate bonds	26,148	26	(4)	26,170	193
U.S. Treasury obligations	6,521	1	—	6,522	102
Government-sponsored enterprise securities	4,001	7	—	4,008	40
Common shares of CO2 Solutions	1,316	—	(778)	538	n/a

Total	$54,076	$34	$(782)	$53,328

The total cash and cash equivalents balance of $16.7 million as of June 30, 2012 was comprised of money market funds of $12.1 million, $0.5 million of corporate bonds in settlement and $4.1 million held as cash, primarily with major financial institutions in North America. At June 30, 2012 we had 11 marketable securities, including corporate bonds and government-sponsored enterprise securities in a loss position for less than 12 months with an aggregated unrealized loss of $5,000 and an aggregated fair value of $14.9 million.

At December 31, 2011, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2011				Average Contractual Maturities
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
					(in days)
Money market funds	$18,866	$—	$—	$18,866	n/a
Commercial paper	1,999	—	—	1,999	55
Corporate bonds	30,908	29	(45)	30,892	270
U.S. Treasury obligations	998	4	—	1,002	274
Government-sponsored enterprise securities	3,003	12	—	3,015	373
Common shares of CO2 Solutions	1,316	—	(155)	1,161	n/a

Total	$57,090	$45	$(200)	$56,935

The total cash and cash equivalents balance of $25.8 million as of December 31, 2011 was comprised of money market funds of $18.9 million and $6.9 million held as cash, primarily with major financial institutions in North America. At December 31, 2011, we had 14 marketable securities, including corporate bonds and government-sponsored enterprise securities in a loss position for less than 12 months with an aggregated unrealized loss of $46,000 and an aggregated fair value of $18.5 million.

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$1,947	$2,779
Work in process	48	54
Finished goods	2,206	1,655

Total inventories	$4,201	$4,488

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

The following table presents our financial instruments that were measured at fair value on a recurring basis at June 30, 2012 by level within the fair value hierarchy (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$12,093	$—	$—	$12,093
Commercial paper	—	3,997	—	3,997
Corporate bonds	—	26,170	—	26,170
U.S. Treasury obligations	—	6,522	—	6,522
Government-sponsored enterprise securities	—	4,008	—	4,008
Common shares of CO2 Solutions	538	—	—	538

Total	$12,631	$40,697	$—	$53,328

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

We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the fair value of common shares as determined by trading on TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solutions as a level 1 investment. At June 30, 2012, the estimated fair value of our investment in CO2 Solutions common stock was $538,000 and the unrealized loss was $778,000. At December 31, 2011, the estimated fair value of our investment in CO2 Solutions common stock was $1.2 million and the unrealized loss was $155,000.

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

Shell and Raízen

Prior to June 2011, Shell was considered a related party due to the size of its ownership interest. As discussed in Note 3, “Collaborative Research and Development Agreements”, Shell transferred full ownership of our common stock to Raízen, Shell’s joint venture with Cosan in Brazil. Based on our analysis and effective as of July 1, 2011, Shell was no longer considered a related party. Before June 30, 2011, related party receivables, related party deferred revenue, and related party collaboration research and development revenue were primarily comprised of transactions under our five-year collaborative research agreement (currently set to expire on November 1 2012, unless extended by the parties) and a license agreement with Shell. The revenues earned from Shell are included in the collaborative research and development line on our consolidated statement of operations. Collaborative research and development revenue received from Shell accounted for 51%, 62% and 76% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Collaborative research and development revenue received from Shell accounted for 61% and 57% of our revenues for the three months ended June 30, 2012 and 2011, respectively. Collaborative research and development revenue received from Shell accounted for 51% and 52% of our revenues for the six months ended June 30, 2012 and 2011, respectively.

At the time of the transfer, Raízen owned 5.6 million shares of our common stock and has the right to appoint a member to our board of directors. In September 2011, we entered into a joint development agreement with Raízen to develop an improved first generation ethanol process with enhanced economics. There has been no material financial activity with Raízen through June 30, 2012.

Exela PharmaSci, Inc.

We signed a license agreement with Exela PharmaSci, Inc. (“Exela”) in 2007. A member of our board of directors is also on the board of directors of Exela. Under the terms of the agreement, Exela would pay us a royalty based on their achievement of certain commercial goals.

During the three months ended June 30, 2012 and 2011, we recognized zero and $105,000, respectively, of revenue related to this arrangement shown in our consolidated statement of operations as collaborative research and development revenue. During the six months ended June 30, 2012 and 2011, we recognized $150,000 and $330,000, respectively, of revenue related to this arrangement. We did not recognize any revenue from Exela prior to 2011. As of June 30, 2012 and December 31, 2011, we had no amounts owed from Exela.

8. Commitments and Contingencies

Operating Leases

Our headquarters are located in Redwood City, California where we occupy approximately 107,000 square feet of office and laboratory space in four buildings. On March 16, 2011, we entered into a Fifth Amendment to Lease (the “Fifth Amendment”) with Metropolitan Life Insurance Company (“MetLife”) with respect to our offices located at 200 and 220 Penobscot Drive, Redwood City, California, (the “Penobscot Space”), 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”) and 640 Galveston Drive, Redwood City, California (the “Galveston Space”), and with respect to approximately 29,921 square feet of additional space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). Under the Fifth Amendment, the term of the lease of the Penobscot Space, the Building 2 Space and the Saginaw Space lasts until January 31, 2020, and we have options to extend for two additional five year periods. Pursuant to the Fifth Amendment, we surrendered the Galveston Space in August 2011. The Fifth Amendment provides a number of incentives to us including forgiveness of rent payments for the initial two months of the extended lease term for certain buildings, a tenant improvement allowance (“TIA”) of $2.4 million and an additional $0.8 million special allowances for certain HVAC costs. We applied the TIA funds toward capital improvements to the expanded facility as well as upgrades and reconfiguration of existing lab and office space. A portion of the TIA may be utilized by us to pay costs for furniture, furnishings and equipment.

As of June 30, 2012, we had completed the capital improvements to the expanded facilities and incurred $3.6 million of capital improvement costs related to the facilities. During 2011, we requested and received $1.8 million of reimbursements from the landlord out of the TIA for the completed construction. We requested and received reimbursement of the remaining $1.4 million of TIA and special HVAC allowance during the second quarter of 2012. The TIA is recorded once cash is received and is amortized on a straight-line basis over the term of the lease as a reduction in rent expense. Additionally, the Fifth Amendment waived our existing asset retirement obligations for the impacted buildings, resulting in a $0.3 million decrease of our obligation which in turn resulted in $0.1 million gain on extinguishment of asset retirement obligations recorded for the quarter ended March 31, 2011 in our condensed consolidated statement of operation as sales, general and administrative expenses.

We also lease space in 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”). The lease for the 501 Chesapeake Space was not extended with the Fifth Amendment and will expire as per the original agreement in January 2013, with an option for an additional term of up to two years.

Rent expense is recognized on a straight-line basis over the term of the lease. In accordance with the terms of the lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit in the amounts of $707,000 and $707,000 as of June 30, 2012 and December 31, 2011, respectively, are collateralized by deposit balances held by the bank. These deposits are recorded as restricted cash on the consolidated balance sheets.

As of June 30, 2012 and December 31, 2011 we had asset retirement obligations of $594,000 and $580,000, respectively from operating leases, whereby we must restore the facilities that we are renting to their original form. We incurred $15,000 and $29,000 of accretion expense related to our asset retirement obligations during the six months ended June 30, 2012 and 2011, respectively. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each period and we make adjustments if our estimates change.

Future minimum payments under noncancellable operating leases are as follows at June 30, 2012 (in thousands):

Lease payments
6 months ending December 31,
2012	$1,641
Years ending December 31,
2013	2,905
2014	2,722
2015	2,799
2016	2,805
2017 and beyond	8,447

Total	$21,319

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

Indemnifications

We have certain agreements with licensors, licensees and collaborators that contain indemnification provisions. In such provisions, we typically agree to indemnify the licensor, licensee and collaborator against certain types of third party claims. The maximum amount of the indemnifications is not limited. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals related to indemnification issues for any periods presented.

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

9. Warrants

No warrants were exercised during the three and six months months ending June 30, 2012. At June 30, 2012, the following common stock warrants were issued and outstanding:

June 30, 2012
Issue Date	Shares Subject to warrants	Exercise Price per Share	Expiration
October 25, 2005	6,066	$1.05	October 25, 2012
May 25, 2006	184,895	$5.96	May 25, 2013
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017

10. Stockholders’ Equity

In 2002, we adopted the 2002 Stock Plan (the “2002 Plan”), pursuant to which our board of directors issued incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. In March, 2010, our board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of our IPO in April 2010. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under our 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance, and during the three months ended March 31 2012 an additional 1,439,827 shares were reserved under the 2010 plan as a result of this provision. As of June 30, 2012, we had a total of 11,551,638 shares of common stock reserved for issuance under our Plans and no shares available for issuance under the 2002 Plan.

Additionally during the three months ended June 30, 2012, we granted 400,000 options and 750,000 restricted stock awards pursuant to the employment agreement with our new chief executive officer, Mr. John Nicols. The option award has a per share exercise price equal to $3.46 per share, which was the closing price of the Company’s common stock on June 13, 2012. Mr Nicols will vest 25% of the option award on June 13, 2013 with the remaining shares vesting ratably on a monthly basis over a period of 36 months thereafter, such that the option award would be fully vested and exercisable on June 13, 2016. The restricted stock award of 750,000 shares vest over four years with 25% of the awards vesting on each annual anniversary such that the restricted stock award would be fully vested on June 13, 2016.

We awarded 13,133 and 767,953 restricted stock units during the three and six months ended June 30, 2012, respectively. These stock awards vest over four years with 25% of the awards vesting on each annual anniversary. The fair value of the awards was calculated based the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period.

We issued 81,154 and 147,185 common shares for stock options exercised during the three and six months ended June 30, 2012, respectively.

We issued 33,750 and 98,144 common shares for restricted stock units which vested during the three and six months ended June 30, 2012, respectively.

Stock-Based Compensation Expense

We estimate the fair value of stock-based awards granted to employees and directors using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the expected life of the option and expected volatility of the underlying stock over the expected life of the related grants. Since we were not a publicly traded entity prior to April 2010, sufficient company-specific historical volatility data was not available for reporting periods prior to the three months ended June 30, 2012. As a result, for those prior periods, we we estimated the expected volatility based on the historical volatility of a group of unrelated public companies within our industry. Effective for the quarter ended June 30, 2012, we determined we had sufficient company-specific historical volatility data As a result, for the three months ended June 30, 2012, we estimate the expected volatility based on the historical volatility of our common stock.

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

The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development	$779	$951	$1,433	$1,801
Sales, general and administrative	1,060	1,597	1,576	3,056

	$1,839	$2,548	$3,009	$4,857

During the second quarter of 2012, certain members of our executive team were informed that their annual bonus for 2012 would be paid in the form of common stock awards rather than cash payments. We expect to pay the 2012 annual bonus in the first quarter of 2013. Through June 30, 2012 we have accrued $0.5 million in bonuses to be settled in common stock awards. This amount is included in the above stock-based compensation expense table and on our balance sheet as additional paid in capital.

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

Operations outside of the United States consist principally of research and development and sales activities. Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Americas(1)	$16,914	$17,417	$32,543	$35,135
Asia	3,550	4,917	13,572	16,598
Europe	2,445	3,721	7,930	5,356

	$22,909	$26,055	$54,045	$57,089

(1)	Primarily United States

Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Long-lived assets
Americas(1)	$31,699	$34,817
Europe	4,763	4,395
Asia	1,563	2,380

	$38,025	$41,592

(1)	Primarily United States

12. Restructuring

During the first quarter of 2012, our board of directors approved and committed to a restructuring plan (“2012 restructuring plan”) to reduce our cost structure which included employee terminations in Hungary and the United States. The total estimated cost of the 2012 restructuring plan was $567,000 comprised of employee severance and other termination benefits. As of June 30, 2012, planned costs of $563,000 have been recognized in selling, general and administrative expenses on our condensed consolidated statements of operations. We have made cash payments of $446,000 and recorded $49,000 of reductions to previously recorded charges with the remaining $68,000 recorded in other accrued liabilities on our condensed consolidated balance sheet as of June 30, 2012. We do not anticipate recording any further charges under this restructuring plan. We anticipated that all costs under the 2012 restructuring plan will be paid by December 31, 2012.

The table below summarizes the changes in our restructuring accrual:

(in thousands)	Severance, benefits and related personal costs
2012 Plan
Restructuring charges	$510
Cash payments	(24)

Balance at March 31, 2012	486

Restructuring charges	53
Adjustments to previously accrued charges	(49)
Cash payments	(422)

Balance at June 30, 2012	$68

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To date, we have generated revenues primarily from collaborative research and development funding, pharmaceutical product sales and government awards. Our revenues have increased in each of the last three fiscal years, growing from $82.9 million in 2009, to $107.1 million in 2010 to $123.9 million in 2011. Our revenues of $54.0 million for the six months ended June 30, 2012 are down by $3.1 million, or 5.4%, compared to our revenues of $57.1 million for the six months ended June 30, 2011.

Most of our revenues since inception have been derived from collaborative research and development arrangements, which accounted for 78%, 66% and 58% of our revenues in 2009, 2010 and 2011, respectively. Collaborative research and development arrangements accounted for 61% and 57% of our revenues for the six months ended June 30, 2011 and 2012, respectively. Collaborative research and development revenues received from Shell accounted for 76%, 62% and 51% of our revenues in 2009, 2010 and 2011, respectively. Collaborative research and development revenues received from Shell accounted for the 52% and 51% of our revenues for the six months ended June 30, 2011 and 2012, respectively.

Our collaborative research agreement with Shell expires on November 1, 2012 unless extended by the parties. Unless the collaborative research agreement is extended or an alternative agreement is entered into with Shell, we would not continue to receive collaborative research and development revenue for periods beginning November 1, 2012, which would result in a significant decrease in revenues as compared to prior periods. Although we have not received formal notice from Shell we do not currently expect any continued collaborative research and development revenues from Shell after November 1, 2012.

Additionally, in July 2012, we signed an Exclusive Negotiation Agreement pursuant to which Shell has agreed to negotiate exclusively with Codexis through September 1, 2012 the terms of a new agreement under which Shell would grant to the Company certain rights and licenses in the biofuels field to develop and sell cellulase enzymes to third parties on a worldwide basis, except Brazil. We also agreed with Shell that, beginning on August 31, 2012, Shell can elect to reduce between 13 and 48 FTEs under the collaborative research agreement with one day of notice. Previously, the required notice period for this type of FTE reduction was 90 days. The current number of FTEs assigned by the Company to perform the Company’s obligations under the Research Agreement is 116. We expect Shell to deliver notice of a reduction by 48 FTEs effective September 1, 2012. Shell has an obligation under the collaborative research agreement to fund Codexis at specified rates for each FTE, currently $460,000 on an annual basis for each FTE in the United States and $399,000 on an annual basis for each FTE in Hungary, so any reduction in FTEs would reduce our future revenues from Shell for FTEs under the collaborative research agreement. If Shell US were to provide Codexis with an FTE reduction notice on or after August 31, 2012, Codexis expects that it would take appropriate cost reduction measures to reduce its operating expenses.

Our product sales accounted for 22%, 31% and 39% of our revenues in 2009, 2010 and 2011, respectively. Product sales accounted for 37% and 41% of our revenues for the six months ended June 30, 2011 and 2012, respectively. Our product sales have increased in each of the last three fiscal years, from $18.6 million in 2009 to $32.8 million in 2010 and to $49.0 million in 2011. Our product sales increased from $21.3 million for the six months ended June 30, 2011 to $21.9 million for the six months ended June 30, 2012.

Notwithstanding our revenue growth, we have continued to experience significant losses as we have invested heavily in research and development and administrative infrastructure in connection with the growth in our business. In light of the growth in market acceptance of our products and services to date, we intend to continue our investment in research and development. As of June 30, 2012, we had an accumulated deficit of $197.7 million. We incurred net losses of $20.3 million, $8.5 million and $16.6 million in the years ended December 31, 2009, 2010 and 2011, respectively and a net loss of $13.0 million for the six months ended June 30, 2012.

Our revenue stream is diversified across various industries, which should mitigate our exposure to cyclical downturns or fluctuations in any one market. Revenues during 2009, 2010 and 2011 were derived primarily from the pharmaceuticals and biofuels markets, and consisted of collaborative research and development revenues, product sales and government awards, which are separately identified in our consolidated statements of operations.

Revenues and Operating Expenses

Revenues

Our revenues are comprised of collaborative research and development revenues, product revenues and government awards.

•	Collaborative research and development revenues include license, technology access and exclusivity fees, FTE payments, milestones, royalties, and optimization and screening fees.

•	Product revenues consist of sales of biocatalysts, intermediates, APIs and Codex Biocatalyst Panels and Kits.

•

Government awards consist of payments from government entities. The terms of these awards generally provide us with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Historically, we have received government awards from Germany, Singapore and the United States. We expect to receive additional awards from the United States and other governments in the future.

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

Financial Operations Overview

The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended June 30,		% of Total Revenues		Six Months Ended June 30,		% of Total Revenues
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues:
Product	$6,783	$8,397	30%	32%	$21,949	$21,329	41%	37%
Collaborative research and development	15,868	17,385	69%	67%	30,480	34,871	56%	61%
Government awards	258	273	1%	1%	1,616	889	3%	2%

Total revenues	22,909	26,055	100%	100%	54,045	57,089	100%	100%

Costs and operating expenses:
Cost of product revenues	5,829	7,106	25%	27%	18,471	18,756	34%	33%
Research and development	15,650	14,965	68%	57%	31,999	28,715	59%	50%
Selling, general and administrative	6,789	9,276	30%	36%	16,184	18,289	30%	32%

Total costs and operating expenses	28,268	31,347	123%	120%	66,654	65,760	123%	115%

Loss from operations	(5,359)	(5,292)	nm	nm	(12,609)	(8,671)	nm	nm
Interest income	74	71	0%	0%	149	120	0%	0%
Interest expense and other, net	(157)	16	nm	0%	(275)	34	nm	0%

Loss before provision (benefit) for income taxes	(5,442)	(5,205)	nm	nm	(12,735)	(8,517)	nm	nm
Provision (benefit) for income taxes	77	(165)	0%	nm	274	(6)	1%	nm

Net loss	$(5,519)	$(5,040)	nm	nm	$(13,009)	$(8,511)	nm	nm

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenues

	Three Months Ended June 30,		Change
(In Thousands)	2012	2011	$	%

Product	$6,783	$8,397	$(1,614)	(19%)
Collaborative research and development	15,868	17,385	(1,517)	(9%)
Government awards	258	273	(15)	(5%)

Total revenues	$22,909	$26,055	$(3,146)	(12%)

Revenues decreased during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to decreased revenues from product sales and collaborative research and development projects while our government award revenues were flat.

Product revenues decreased $1.6 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to decreased sales of our dementia and statin-family of products and decreased product sales to our generics customers.

Collaborative research and development revenues decreased $1.5 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a reduction of $1.1 million subsequent to the termination of collaborations in carbon management with Alstom in December 2011, $1.0 million reduction in our collaboration with Shell and a $0.2 million reduction in collaborations with pharmaceuticals customers, partially offset by the recognition of a $1.0 million milestone from one of our pharmaceutical partners related to the use of our enzymes in its manufacturing processes.

Our collaborative research and development revenues with Shell decreased $1.0 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the reduction in the number of funded FTEs from 128 to 116 starting August 2011, resulting in decreased revenue of approximately $0.3 million per month. We had an average of 116 FTEs and 128 FTEs in this collaboration during the three months ended June 30, 2012 and June 30, 2011, respectively.

Government award revenues were flat during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the recognition of $0.3 million of the total award remained to be claimed from the U.S. Department of Energy, or DOE, under the ARPA-E Recovery Act program as the program expires June 30, 2012. Therefore, we expect no further revenue under that award.

Our top five customers accounted for 88% and 76% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. Shell accounted for 61% and 57% of our total revenues for the three months ended June 30, 2012 and 2011, respectively.

Cost of Product Revenues

	Three Months Ended June 30,		Change
(In Thousands)	2012	2011	$	%

Cost of revenues:
Product	$5,829	$7,106	$(1,277)	(18%)

Gross profit:
Product	$954	$1,291	$(337)	(26%)

Product gross margin %	14%	15%

Our cost of product revenues decreased $1.3 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to the $1.6 million decrease in our product sales. Gross margins decreased from 15% to 14% during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a change in the sales mix towards lower margin product sales in the second quarter of 2012.

Operating Expenses

	Three Months Ended June 30,		Change
(In Thousands)	2012	2011	$	%

Research and development	$15,650	$14,965	$685	5%
Selling, general and administrative	6,789	9,276	(2,487)	(27%)

Total operating expenses	$22,439	$24,241	$(1,802)	(7%)

Research and Development. Research and development expenses increased $0.7 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a $0.5 million increase in employee compensation costs related to increased headcount. We incurred additional expenses of $0.4 million for depreciation and amortization expense due to leasehold improvements and capital equipment acquisitions. We reduced travel cost by $0.2 million compared to the three months ended June 30, 2011 as part of our cost control efforts. Research and development expenses included stock-based compensation expense of $0.8 million and $1.0 million during the three months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased $2.5 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a $1.0 million decrease in compensation costs as a result of restructuring actions in the first quarter of 2012. Stock compensation costs decreased $0.4 million during the three months ended June 30, 2012, primarily due to the departure of our former Chief Executive Officer and our former Chief Financial Officer in the first quarter of 2012. We decreased spending on consultants and other outside services by $0.8 million and outside legal cost decreased $0.1 million. Travel costs decreased $0.2 million. Selling, general and administrative expenses included stock-based compensation expense of $1.1 million and $1.6 million during the three months ended June 30, 2012 and 2011, respectively.

Restructuring Charges

(in thousands)	Severance, benefits and related personal costs
2012 Plan
Restructuring charges	$510
Cash payments	(24)

Balance at March 31, 2012	486

Restructuring charges	53
Adjustments to previously accrued charges	(49)
Cash payments	(422)

Balance at June 30, 2012	$68

Restructuring Charges. During the first quarter of 2012, our board of directors approved and committed to a restructuring plan (“2012 restructuring plan”) to reduce our cost structure which included employee terminations in Hungary and the United States. The total cost of the 2012 restructuring plan is $567,000 comprised of employee severance and other termination benefits. During the three months ended June 30, 2012 we recorded $53,000 of restructuring expenses under the plan, made cash payments of $422,000, recorded $49,000 of reductions to previously recorded charges with the remaining $68,000 recorded in other accrued liabilities on our condensed consolidated balance sheet. We do not anticipate recording any further charges under this restructuring plan. We anticipated that all costs under the 2012 restructuring plan will be paid by December 31, 2012.

Other Income (Expense), net

	Three Months Ended June 30,		Change
(In Thousands)	2012	2011	$	%

Interest income	$74	$71	$3	4%
Interest expense and other, net	(157)	16	(173)	nm

Total other income (expense), net	$(83)	$87	$(170)	(195%)

Interest Income. Interest income was flat during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Interest Expense and Other, Net. Interest expense and other, net, went from a gain to a loss $0.2 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily related to increased losses from foreign currency translations during the three months ended June 30, 2012.

Provision (benefit) for Income Taxes. The tax provision (benefit) for the three months ended June 30, 2012 and 2011 primarily consisted of income taxes attributable to foreign operations.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenues

	Six Months Ended June 30,		Change
(In Thousands)	2012	2011	$	%

Product	$21,949	$21,329	$620	3%
Collaborative research and development	30,480	34,871	(4,391)	(13%)
Government awards	1,616	889	727	82%

Total revenues	$54,045	$57,089	$(3,044)	(5%)

Revenues decreased during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to decreased revenues from collaborative research and development projects partially offset by increased revenues from product sales and government awards. Product revenues increased $0.6 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to increased sales of our dementia and statin-family of products, partially offset by decreased product sales to our generics customers.

Collaborative research and development revenues decreased $4.4 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a reduction of $2.6 million subsequent to the termination of our collaborations in carbon management with Alstom in December 2011, $1.9 million reduction in our collaboration with Shell and a $0.8 million reduction in collaborations with pharmaceuticals customers, partially offset by a $1.0 million milestone from one of our pharmaceutical partners related to the use of our enzymes in its manufacturing processes.

Our collaborative research and development revenues with Shell decreased $1.9 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the reduction in the number of funded FTEs from 128 to 116 starting August 2011, resulting in decreased revenue of approximately $0.3 million per month. We had an average of 116 FTEs and 128 FTEs in this collaboration during the six months ended June 30, 2012 and June 30, 2011, respectively.

Government award revenues increased $0.7 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the recognition of a award from the U.S. Department of Energy under the ARPA-E Recovery Act program for $1.6 million compared to $0.9 million in the six months ended June 30, 2011. The 2012 revenue amount included $0.5 million of revenue recognized in the first quarter of 2012 related to prior periods as a result of a change in accounting estimate related to our indirect billing rates under the award. The award from the U.S. Department of Energy expired June 30, 2012 and no further revenue is expected.

Our top five customers accounted for 84% and 79% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. Shell accounted for 51% and 52% of our total revenues for the six months ended June 30, 2012 and 2011.

Cost of Product Revenues

	Six Months Ended June 30,		Change
(In Thousands)	2012	2011	$	%

Cost of revenues:
Product	$18,471	$18,756	$(285)	(2%)

Gross profit:
Product	$3,478	$2,573	$905	35%

Product gross margin %	16%	12%

Our cost of product revenues decreased $0.3 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 despite our increase in product revenue primarily due to a change in sales mix. Gross margins increased 4% to 16% during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to this change in the sales mix towards higher margin on-patent product sales in the first quarter of 2012.

Operating Expenses

	Six Months Ended June 30,		Change
(In Thousands)	2012	2011	$	%

Research and development	$31,999	$28,715	$3,284	11%
Selling, general and administrative	16,184	18,289	(2,105)	(12%)

Total operating expenses	$48,183	$47,004	$1,179	3%

Research and Development. Research and development expenses increased $3.3 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a $2.1 million increase in employee compensation costs related to increased headcount and a $0.5 million increase in lab supplies cost due to higher usage associated with our increased research and development headcount. We incurred additional expenses of $0.6 million for depreciation and amortization expense due to leasehold improvements and capital equipment acquisitions and $0.1 million in increased facility costs following our facility expansion in 2011. Research and development expenses included stock-based compensation expense of $1.4 million and $1.8 million during the six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative. Selling, general and administrative expenses decreased $2.1 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a $1.5 million decrease in stock compensation costs primarily due to the departure of our former Chief Executive Officer and Chief Financial Officer during the six months ended June 30, 2012. We decreased spending on consultants and other outside services by $1.1 million and decreased travel costs by $0.4 million compared to the six months ended June 30, 2011. This was partially offset by $0.6 million increase in compensation costs consisting of $0.5 million related to our 2012 restructuring plan and $0.8 million in salary continuation and related benefits for executive termination costs offset by decreased compensation costs of $0.7 million resulting from the reduced headcount. Selling, general and administrative expenses included stock-based compensation expense of $1.6 million and $3.1 million during the six months ended June 30, 2012 and 2011, respectively.

Restructuring Charges

(in thousands)	Severance, benefits and related personal costs
2012 Plan
Restructuring charges	$510
Cash payments	(24)

Balance at March 31, 2012	486

Restructuring charges	53
Adjustments to previously accrued charges	(49)
Cash payments	(422)

Balance at June 30, 2012	$68

Restructuring Charges. During the first quarter of 2012, our board of directors approved and committed to a restructuring plan (“2012 restructuring plan”) to reduce our cost structure which included employee terminations in Hungary and the United States. The total cost of the 2012 restructuring plan is $567,000 comprised of employee severance and other termination benefits. As of June 30, 2012, planned costs of $563,000 have been recognized in selling, general and administrative expenses on our condensed consolidated statements of operations. We have made cash payments of $446,000 and recorded $49,000 of reductions to previously recorded charges with the remaining $68,000 recorded in other accrued liabilities on our condensed consolidated balance sheet. We do not anticipate recording any further charges under this restructuring plan. We anticipated that all costs under the 2012 restructuring plan will be paid by December 31, 2012.

Other Income (Expense), net

	Six Months Ended June 30,		Change
(In Thousands)	2012	2011	$	%

Interest income	$149	$120	$29	24%
Interest expense and other, net	(275)	34	(309)	(909%)

Total other income (expense), net	$(126)	$154	$(280)	(182%)

Interest Income. Interest income increased due to higher average interest on cash equivalents and marketable securities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest Expense and Other, Net. Interest expense and other, net, went from a gain to a loss of $0.3 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily related to increased losses from foreign currency translations during the six months ended June 30, 2012.

Provision (benefit) for Income Taxes. The tax provision (benefit) for the six months ended June 30, 2012 and 2011 primarily consisted of income taxes attributable to foreign operations.

Liquidity and Capital Resources

	June 30,	December 31,
(In Thousands)	2012	2011
Cash and cash equivalents	$16,693	$25,762
Marketable securities(1)	34,671	27,720
Accounts receivable, net	8,124	18,917
Accounts payable, accrued compensation and accrued liabilities	15,998	24,503
Working capital (1)	49,188	50,940

(1)	Includes only the current portion of our marketable securities

	Six Months Ended June 30,
(In Thousands)	2012	2011

Net cash used in operating activities	$(3,292)	$(343)
Net cash used in investing activities	(6,228)	(42,385)
Net cash provided by financing activities	287	2,390
Effect of foreign exchange rates on cash and cash equivalents	164	24

Net decrease in cash and cash equivalents	$(9,069)	$(40,314)

Cash Flows from Operating Activities

Operating activities used $3.3 million of net cash during the six months ended June 30, 2012. We incurred a net loss of $13.0 million in the six months ended June 30, 2012, which included non-cash share-based compensation expense of $3.1 million and depreciation and amortization of $6.4 million. Changes in operating asset and liability accounts provided $0.2 million of net cash during the six months ended June 30, 2012.

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

Cash used in investing activities was $6.2 million during the six months ended June 30, 2012 and consisted of capital expenditures of $2.6 million primarily related to the costs of facility improvements and purchases of lab equipment and $3.7 million related to our net increase of investments in marketable securities which represents net amounts transferred out of cash and cash equivalents.

Cash used by investing activities totaled $42.4 million during the six months ended June 30, 2011 and consisted of capital expenditures of $4.2 million primarily due to the purchase of lab equipment, improvements to our facilities in Redwood City, California, and an increase of marketable securities of $38.2 million, due to the investment of our cash and cash equivalents.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $0.3 million during the six months ended June 30, 2012 consisting of proceeds from the exercise of stock options.

Cash provided by financing activities totaled $2.4 million during the six months ended June 30, 2011 consisting of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. The following table summarizes the future commitments arising from our contractual obligations at June 30, 2012 (in thousands):

	Total	2012	2013	2014	2015	2016	2017 and beyond

Operating leases	$21,319	$1,641	$2,905	$2,722	$2,799	$2,805	$8,447

Total	$21,319	$1,641	$2,905	$2,722	$2,799	$2,805	$8,447

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three months ended June 30, 2012. This is discussed in further detail in our Annual Report in Form 10-K filed with the SEC on March 5, 2012.

Equity Price Risk

As described in Note 4 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. This investment is exposed to fluctuations in both the market price of CO2 Solutions’s common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of June 30, 2012 would have been an unrealized loss of approximately $54,000, recognized as a component of our statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of June 30, 2012 would have been an unrealized loss of approximately $54,000, recognized as a component of our condensed consolidated statements of comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and our interim Controller (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure

Our management, including our disclosure committee, our Chief Executive Officer and interim Controller, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and interim Controller concluded that these disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls Our management, including our Chief Executive Officer and interim Controller , believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report and in our annual report on Form 10-K:

•	our ability to achieve or maintain profitability;

•	our ability to obtain substantial additional capital that may be necessary to expand our business;

•	our relationships with and dependence on collaborators in our principal markets;

•	our dependence on our collaborative research agreement with Shell for the development and commercialization of advanced biofuels, which agreement is set to expire on November 1, 2012;

•	our ability to obtain rights and licenses from Shell in the biofuels field to develop and sell cellulase enzymes to third parties;

•	the feasibility of commercializing biofuels and bio-based chemicals derived from cellulose;

•	our dependence on, and the need to attract and retain key management and other personnel, including a Chief Financial Officer;

•	our dependence on a limited number of customers;

•	our dependence on a limited number of products in our pharmaceutical business;

•	our dependence on one contract manufacturer for commercial scale production of substantially all of our enzymes;

•	the ability of Arch to market our pharmaceutical products effectively;

•	our ability to maintain internal control over financial reporting;

•	our ability to manage our growth;

•	the success of our customers’ pharmaceutical products in the market and the ability of such customers to obtain regulatory approvals for products and processes;

•	our ability to control and to improve pharmaceutical gross margins;

•	our ability to develop and successfully commercialize new products for the pharmaceuticals market;

•	our ability to maintain license rights for commercial scale expression systems for cellulases;

•	fluctuations in the price of and demand for commodities that our enzymes and fermentation organisms can be employed to produce or for substitute commodities;

•	the availability, cost and location of cellulosic biomass sources;

•	changes to existing biofuel regulations and policies;

•	our potential bio-based chemical products might not be approved or accepted by our customers;

•	our ability to independently develop, manufacture, market, sell and distribute commercial cellulase enzymes;

•	our ability to obtain and maintain governmental awards;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses we may acquire with our business;

•	our ability to accurately report our financial results in a timely manner;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business;

•	potential product liability claims;

•	the existence of government subsidies or regulation with respect to carbon dioxide emissions; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $20.3 million, $8.5 million and $16.6 million in 2009, 2010 and 2011, respectively. As of June 30, 2012, we had an accumulated deficit of $197.7 million. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators. If we are unable to extend our existing agreements or enter into new agreements upon the expiration or termination of our existing agreements, particularly with respect to our collaborative research agreement with Shell, our revenues could be adversely affected. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also expect to spend significant amounts to fund the development of additional pharmaceutical and potential bioindustrial products, including our CodeXyme™ cellulase enzymes, CodeXol™ detergent alcohols and other products for the advanced biofuel and bio-based chemicals markets. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We are heavily dependent on our collaborative research agreement with Shell, which will expire on November 1, 2012 if not extended.

Our current business plan for biofuels is heavily dependent on our collaborative research agreement with Shell, which has been central to our efforts in researching and developing biocatalysts for producing advanced biofuels. Advanced biofuels are transport fuels derived from non-petroleum and non-food based sources. In our collaboration with Shell, Shell’s efforts in commercializing advanced biofuels profitably would be critical to our future success. If we are unable to successfully execute on the development of advanced biofuels for Shell, our ability to expand into other bioindustrial areas may be significantly impaired, which will materially and adversely affect our ability to grow our business.

However, we cannot guarantee that our relationship with Shell will continue. Our collaborative research agreement with Shell expires on November 1, 2012 unless extended by the parties. Shell can terminate its collaborative research agreement with us for any or no reason by providing us with nine months’ notice. Each party also has the right to terminate the license agreement and the collaborative research agreement in the case of an uncured breach by the other party, and to terminate the collaborative research agreement if that party believes the other party has assigned the collaborative research agreement to a direct competitor of the terminating party. Furthermore, in June 2011 Shell transferred all of its equity interests in us, together with its right to appoint one member to our board of directors, to Raízen Energia Participações S.A., or Raízen, a Brazil-based biofuels joint venture between Shell and Cosan S.A. If our collaboration with Shell were to end, we may need to find other collaborators to provide the financial assistance and infrastructure necessary for us to develop and commercialize our products and execute our strategy with respect to advanced biofuels, fund this development ourselves or combine collaborator funding with our own funding. Failure to maintain this relationship would have a material adverse effect on our business, financial condition and prospects. Although we have not received formal notice from Shell, we do not currently expected any continued Shell FTE funding after November 1, 2012.

Furthermore, we cannot control the financial resources Shell devotes to our programs under the collaborative research agreement. Currently, we receive bi-monthly payments from Shell that are based on the number of full-time employee equivalents, or FTEs, that work on our research collaboration with Shell. The number of FTEs that work on the program, and the payments from Shell for these FTEs, are specified in our collaborative research agreement. Shell has the right to reduce the number of funded FTEs, with any one reduction not to exceed 98 funded FTEs, following advance written notice. The required notice period ranges from one to 270 days. Following any such reduction, Shell is subject to a standstill period of between 90 and 360 days during which period Shell cannot provide notice of any further FTE reductions. The notice and standstill periods are dependent on the number of funded FTEs reduced, with the length of notice and standstill periods increasing commensurate with the number of FTEs reduced. Effective August 2011, Shell reduced the number of funded FTEs engaged in our joint research and development collaboration from 128 to 116. In July 2012, we signed an Exclusive Negotiation Agreement with Shell pursuant to which, beginning on August 31, 2012, Shell can elect to reduce between 13 and 48 FTEs under the collaborative research agreement with one day of notice. Previously, the required notice period for this type of FTE reduction was 90 days.-We have not received any notice of FTE reduction below the current 116 FTEs as of the date of filing of this Quarterly Report on Form 10-Q; however we expect Shell to deliver notice of a reduction by 48 FTEs effective September 1, 2012.

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

We have agreed to work exclusively with Shell until November 1, 2012 in the field of converting cellulosic biomass into fermentable sugars that are used in the production of fuels and related products as well as the conversion of these sugars into fuels and related products. However, Shell is not required to work exclusively with us, and could develop or pursue alternative technologies that it decides to use for commercialization purposes instead of the technology developed under our collaborative research agreement with Shell. For example, Shell is currently working with Virent Energy Systems to develop a thermo-chemical approach to developing biogasoline and biodiesel. Even if Shell decides to commercialize products based on our technologies, they have no obligation to purchase their biocatalyst supply from us. Our license agreement with Shell prohibits us from licensing any technology developed under the collaboration for the patent life of such technology, which could place us at a significant competitive disadvantage in the advanced biofuels market. Pursuant to the Exclusive Negotiation Agreement we entered into with Shell in July 2012, Shell has agreed to negotiate exclusively with us through September 1, 2012 the terms of a new agreement under which Shell would grant us certain rights and licenses in the biofuels field to develop and sell cellulase enzymes to third parties on a worldwide basis, except Brazil. However, there is no guarantee that we will in fact obtain such rights and licenses on terms that are commercially favorable to us or at all.

Termination of our research collaboration with Iogen may adversely impact our cellulosic ethanol program in North America.

In connection with our research and development collaboration with Shell, we entered into a multiparty collaborative research and license agreement with Shell and Iogen in July 2009, which is focused on developing technology to convert cellulosic biomass to ethanol for commercial scale production. The primary focus of our funded advanced biofuels research with Shell since 2009 has been the development of technology that could be deployed at ethanol facilities that use Iogen and Codexis processes and technologies. On April 30, 2012, Shell and Iogen announced that they will not pursue the development of a cellulosic ethanol facility in southern Manitoba, Canada. Iogen also announced that it had significantly reduced the size of its cellulosic ethanol development program, including by significantly reducing the number of employees at Iogen. The research term of the three-way collaboration with Iogen and Shell terminated on June 30, 2012. As a result of this termination our ability to develop technology for use in the production of cellulosic ethanol at commercial scale in North America may be adversely impacted. Despite the termination of the research term, many elements of our collaborative research and license agreement with Shell and Iogen will continue. For example, the collaborative research and license agreement provides for certain rights, licenses and obligations of each party with respect to intellectual property and program materials that will continue after the research activities have ended. Disagreements or conflicts between and among the parties could develop even though the research program has ended. These disagreements or conflicts could result in expensive arbitration or litigation, which may not be resolved in our favor.

We need to obtain rights and licenses from Shell in order to develop and sell cellulase enzymes to third parties and we need Shell’s approval to begin collaboration with Raízen on cellulosic ethanol in Brazil.

Under our current commercial arrangement with Shell, we have agreed to work exclusively with Shell on second generation biofuels. As a result, even if the collaborative research agreement with Shell expires on November 1, 2012, we will need to obtain rights and licenses from Shell in order to develop and sell cellulase enzymes in the biofuels field to third parties.

Pursuant to the Exclusive Negotiation Agreement we entered into with Shell in July 2012, Shell has agreed to negotiate exclusively with us through September 1, 2012 the terms of a new agreement under which Shell would grant us certain rights and licenses in the biofuels field to develop and sell cellulase enzymes to third parties on a worldwide basis, except Brazil. However, there is no guarantee that we will in fact obtain such rights and licenses on terms that are commercially favorable to us or at all. If we are unable to obtain such rights and licenses, our business plan will be significantly impaired.

We have also obtained informal approval from Shell to begin discussions with Raízen on how Codexis and Raízen can work together to develop cellulosic ethanol technology in Brazil. However, we will need formal written approval pursuant to the terms of our research agreement with Shell before we can formalize any arrangement with Raízen. We do not know when, or if, this formal written approval from Shell will be granted. Our business plan will be significantly impaired if we are not allowed to deploy our cellulosic ethanol technology in Brazil with Raízen.

Commercialization of biofuels and bio-based chemicals derived from cellulose may not be feasible.

We are developing CodeXyme™ cellulase enzymes for use in producing advanced biofuels and bio-based chemicals. However, production and commercialization of cellulosic biofuels and bio-based chemicals may not be feasible for a variety of reasons. For example, the development of technology for converting sugar derived from cellulosic biomass into a commercially viable biofuel or bio-based chemical is still unproven, and we do not know whether this can be done commercially and profitably. As of the date of this report, we believe that there are no commercial scale cellulosic biofuel or cellulosic bio-based chemicals production plants in operation, although several are under construction. There can be no assurance that anyone will be able or willing to develop and operate these production plants at commercial scale or that any of these facilities can be profitable. Additionally, if existing tax credits, subsidies and other incentives in the United States and foreign markets are phased out or reduced, the overall cost of commercialization of cellulosic biofuels will increase.

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, including a Chief Financial Officer, it could disrupt the operation of our business, delay our product development programs, harm our research and development efforts, and we may be unable to pursue collaborations or develop our own products.

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management team or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. We are currently conducting a search for a Chief Financial Officer. Until we are able to hire a Chief Financial Officer, we may be unable to manage our business effectively and it may be more difficult for us to hire and retain other personnel. Even if we are able to hire and retain a Chief Financial Officer in a timely manner, we may continue to experience operational inefficiency and disruptions during the transition period.

In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the areas of biofuels and bio-based chemicals, or due to the availability of personnel with the qualifications or experience necessary for our business. Additionally, certain of our government awards require us to maintain a minimum level of staffing. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists and engineers. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2010, our top five customers accounted for 85% of our total revenues, with Shell accounting for 62% of our total revenues. For the year ended December 31, 2011, our top five customers accounted for 77% of our total revenues, with Shell accounting for 51% of our total revenues. For the six months ended June 30, 2012, our top five customers accounted for 84% of our total revenues, with Shell accounting for 52% of our total revenues. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

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

We are dependent on contract manufacturers for commercial scale production of substantially all of our enzymes.

We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third party manufacturers for the commercial scale manufacturing of the enzymes used in our pharmaceutical and cellulase businesses.

We primarily rely on one contract manufacturer for our pharmaceutical business, Lactosan GmbH & Co. KG, or Lactosan, to manufacture substantially all of the commercial enzymes used in our pharmaceutical business. Our pharmaceutical business, therefore, faces risks of difficulties with, and interruptions in, performance by Lactosan, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. We have qualified other contract manufacturers to manufacture enzymes for our pharmaceutical business, but currently have limited reliance on them for our supply requirements. The failure of any contract manufacturers that we may use to supply manufactured product on a timely basis or at all, or to manufacture our enzymes in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand would adversely affect our ability to sell pharmaceutical products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. For example, in 2008, we were required to secure an alternative source of certain enzymes when viruses infected the facilities of a contract manufacturer that we were using at the time. If this or any similar event disrupts the operations of any of our suppliers in the future, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.

We do not have any supply agreements in place with any enzyme contract manufacturers, other than Lactosan. In the absence of a supply agreement, a contract manufacturer will be under no obligation to manufacture our enzymes and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our pharmaceutical sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing facility, it could take two years or longer before our facility is able to produce commercial volumes of our enzymes. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our collaborators or customers and could negatively affect our revenues or operating results.

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

We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could impair our ability to accurately and timely report our results of operation and result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and adverse effects on our stock price.

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

Our business has grown rapidly and this growth may continue in the future. Overall, we have grown from approximately 40 employees at the end of 2002 to approximately 330 employees as of June 30, 2012. Currently, we are working simultaneously on multiple projects targeting several markets. Furthermore, we are conducting our business across several countries, including countries in North America, South America, Europe and Asia. These diversified, global operations place increased demands on our limited resources and may require us to expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel which we may be unable to do effectively. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, collaborators, suppliers and other third parties. Our ability to manage our operations, growth, and various projects effectively may require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures. In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth and we may discover deficiencies in existing systems and controls that we may not be able to remediate in an efficient or timely manner.

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

We entered into a license agreement with Dyadic International, Inc. and its affiliate, or Dyadic, in November 2008 to obtain access to an expression system and the enzymes that convert cellulosic biomass to sugars. Under the license agreement with Dyadic, we obtained a non-exclusive license under intellectual property rights of Dyadic relating to Dyadic’s proprietary fungal expression technology for the production of enzymes and to the cellulase enzymes. We also obtained access to specified materials of Dyadic relating to such Dyadic technology. Our license is sublicenseable to Shell and to affiliates of Shell in the field of biofuels. Dyadic has the right to terminate our licenses under the license agreement if we challenge the validity of any of the patents licensed under the license agreement and for various other reasons. Our licenses and access to such materials of Dyadic under the license agreement will terminate as a result of any termination of the license agreement other than due to Dyadic’s material breach. If we are unable to maintain these rights on commercially reasonable terms or if the license agreement is terminated for any reason, we will need to buy or license this type of expression system from another party or develop this type of expression system ourselves, which may be difficult, costly and time consuming, in part because of the broad, existing intellectual property rights owned by Novozymes and E.I. Du Pont De Nemours and Company, or DuPont, and others. If any of these events occur, our business may be materially adversely affected.

Fluctuations in the price of and demand for certain commodities may reduce demand for the commercial products that use our technology, thus reducing demand for our technology.

Biofuels and some bio-based chemicals are anticipated to be marketed as an alternative to fossil fuel-based products. Therefore, if the price of natural gas or oil falls, any revenues that we generate from biofuel or bio-based chemical products could decline, and we may be unable to produce products that are a commercially viable alternative to fossil fuel-based products. Additionally, demand for liquid transportation fuels, including biofuels, may decrease due to economic conditions or otherwise. Demand for bio-based chemicals may also decrease if the price of natural gas or oil decreases. Similarly, CodeXyme™ cellulase enzymes are used in producing fermentable sugars, which are anticipated to be marketed as an alternative to fermentable sugars from sugar and starch food sources, such as corn and sugar cane. Therefore, if the price of sugar falls, the demand for CodeXyme™ cellulase enzymes, may fall, and we may be unable to produce cellulase enzymes for use in producing fermentable sugars that are a commercially viable alternative to fermentable sugars from sugar and starch food sources.

Our biofuel and bio-based chemical business opportunities may be limited by the availability, cost or location of feedstocks.

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

The market for biofuels is heavily influenced by foreign, federal, state and local government regulations and policies concerning the petroleum industry. In 2007, the U.S. Congress passed an alternative fuels mandate that currently calls for approximately 36 billion gallons of liquid transportation fuels sold in 2022 to come from alternative sources, including biofuels. Of this amount, a minimum of 21 billion gallons must be advanced biofuels, with 16 billion gallons of that to be cellulosic derived. In the U.S. and a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. For example, the U.S. Environmental Protection Agency has the authority to adjust or reduce the gallon milestones of the alternative fuels mandate to reflect the marketplace supply availability. Any reduction in mandated requirements for fuel alternatives and additives to gasoline may cause demand for biofuels to decline and deter investment in the research and development of biofuels. Congressional and market uncertainty regarding future policies will affect our ability to develop new biofuels products or to license our technologies to third parties. Any inability to address these requirements and any regulatory or policy changes could have a material adverse effect on our biofuels business, financial condition and operating results. Our other potential bioindustrial products may be subject to additional regulations. Adoption of E15 (15% ethanol blend) in the United States may also be a significant factor in commercialization of cellulosic ethanol. The U.S. Environmental Protection Agency granted final approval for the sale of E15 on June 15, 2012. However, federal, state and local governments have yet to determine their role in providing infrastructure support to aid retailers in installing, or replacing, fuel pumps that are required for E15. Installation of such pumps is an option, not a requirement, and if it is not adopted in the coming years it may limit the future demand for both corn-based and cellulosic ethanol in the United States.

Our potential bio-based chemical products may not be approved or accepted by customers.

We have only recently entered the market for bio-based chemical products used by large consumer products or chemical companies through our collaboration with Chemtex, a subsidiary of Gruppo Mossi & Ghisolfi, and we intend to explore other opportunities in these markets. In entering these markets, we intend to sell our bio-based chemical products, like CodeXol™ detergent alcohols, as alternatives to chemicals currently in use, and in some cases the chemicals that we seek to replace have been used for many years. The potential customers for our bio-based chemical products generally have well developed manufacturing processes and arrangements with suppliers of the chemical components of their products and may resist changing these processes and components. These potential customers frequently impose lengthy and complex product qualification procedures on their suppliers. Factors that these potential customers consider during the product qualification process include consumer preference, manufacturing considerations such as process changes and capital and other costs associated with transitioning to alternative components, supplier operating history, regulatory issues, product liability and other factors, many of which are unknown to, or not well understood by, us. Satisfying these processes may take many months or years. If we are unable to convince these potential customers that our products are comparable to the chemicals that they currently use or that the use of our products produces benefits to them, we will not be successful in these markets and our business will be adversely affected. Additionally, in contrast to the tax incentives relating to biofuels, tax credits and subsidies are not currently available in the United States for consumer products or chemical companies who use our bio-based chemical products.

We have only limited experience with independently developing, manufacturing, marketing, selling and distributing commercial cellulase enzymes.

We currently have only limited resources and capability to develop, manufacture, market, sell or distribute CodeXyme™ cellulase enzymes on a commercial scale. We will determine how to best deploy these limited resources based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements and industry-specific expertise necessary for successful commercialization. At any time, we may modify our strategy and pursue collaborations for the development and commercialization of CodeXyme™ cellulase enzymes that we intended to pursue independently. We may pursue opportunities that ultimately require more resources than we anticipate or which may be technically unsuccessful. In order for us to commercialize CodeXyme™ cellulase enzymes directly, we would need to establish or obtain additional capability to develop, manufacture, market, sell and distribute CodeXyme™ cellulase enzymes. If we are unable to successfully commercialize CodeXyme™ cellulase enzymes resulting from our internal product development efforts, we will continue to incur losses. Even if we successfully develop and commercialize CodeXyme™ cellulase enzymes, we may not generate significant sales and achieve profitability in our business.

Our government awards are subject to uncertainty, which could harm our business and results of operations.

We have received various government awards to complement and enhance our own resources. We may seek to obtain financial assistance in the future to offset all or a portion of the costs of building additional manufacturing facilities and research and development activities. We cannot be certain that we will be able to secure any such government assistance. Any of our existing awards or new financial assistance that we may obtain may be terminated, modified or recovered by the granting governmental body under certain conditions.

We are subject to routine audits by government agencies or other third parties as part of our government awards. The government auditor may review our performance, cost structures and compliance with applicable laws, regulations and standards. Funds available under government financial assistance must be applied by us toward the research and development programs specified by the funding agencies, rather than for all of our programs generally. If any of our costs are found to be allocated improperly, the costs may not be reimbursed and any costs already reimbursed may have to be refunded. Accordingly, an audit could result in an adjustment to our revenues and results of operations.

We face risks associated with our international business.

Significant portions of our operations are conducted outside of the United States and we expect to continue to have significant foreign operations in the foreseeable future. International business operations are subject to a variety of risks, including:

•	changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;

•	the imposition of tariffs;

•	the imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;

•	the imposition of limitations on genetically-engineered products or processes and the production or sale of those products or processes in foreign countries;

•	currency exchange rate fluctuations;

•	uncertainties relating to foreign laws, regulations and legal proceedings including tax, import/export, anti-corruption and exchange control laws;

•	the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;

•	economic or political instability in foreign countries;

•	difficulties associated with staffing and managing foreign operations; and

•	the need to comply with a variety of U.S. and foreign laws applicable to the conduct of international business, including import and export control laws and anti-corruption laws.

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

We have made acquisitions in the past, and if appropriate opportunities become available, we expect to acquire additional businesses, assets, technologies, or products to enhance our business in the future. For example, in October 2010, we acquired substantially all of the patents and other intellectual property rights associated with Maxygen’s directed evolution technology. In connection with any future acquisitions, we could:

•	issue additional equity securities, which would dilute our current stockholders;

•	incur substantial debt to fund the acquisitions;

•	use our cash to fund the acquisitions; or

•	assume significant liabilities including litigation risk.

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of June 30, 2012, we owned or controlled approximately 290 issued patents and approximately 340 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals manufacturing, biofuels and bio-based chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Numerous patents in our portfolio involve complex legal and factual questions and, therefore, enforceability cannot be predicted with any certainty. Issued patents and patents issuing from pending applications may be challenged, invalidated, or circumvented. Moreover, the U.S. Leahy-Smith America Invents Act, enacted in September 2011, brings significant changes to the U.S. patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business have yet to be determined, as the U.S. Patent and Trademark Office must still implement regulations relating to these changes and U.S. courts have yet to address the new provisions, but in any event, these changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights. Additional uncertainty may result from legal precedent handed down by the United States Federal Circuit Court and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that: (i) we were the first to make the inventions covered by each of our pending applications, (ii) we were the first to file patent applications for these inventions, or (iii) the proprietary technologies we develop will be patentable. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States. Moreover, third parties could practice our inventions in territories where we do not have patent protection. Such third parties may then try to import products made using our inventions into the United States or other territories. If competitors are able to use our technology, our ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

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

The industries in which we operate, and the biotechnology industry in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert our management’s time from focusing on business operations and could cause us to spend significant amounts of money. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling or using our products or technologies that use the subject intellectual property;

•	pay monetary damages or substantial royalties;

•	grant cross-licenses to third parties relating to our patents or proprietary rights;

•	obtain from the third party asserting its intellectual property rights a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

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

Third parties, including our contract manufacturers, customers and those involved in shipping our biocatalysts, often have custody or control of our biocatalysts. If our biocatalysts, or the genes that code for our biocatalysts, were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce these biocatalysts for their own commercial gain. If this were to occur, it would be difficult for us to challenge this type of use, especially in countries with limited intellectual property protection or in countries in which we do not have patents covering the misappropriated biocatalysts.

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

We expect to enter the market for cellulases, which are used to produce sugar for the manufacture of biofuels and bio-based chemicals. Our significant competitors in this market include Novozymes and DuPont, which have both been active in this market for many years. Novozymes, has partnered with a number of companies and organizations on a regional basis to develop cellulases for the production of biofuels, including partnering with M&G in Italy to be the cellulase supplier to a commercial scale cellulosic ethanol plant being built by Chemtex, and DuPont is marketing a line of cellulases to convert cellulosic biomass into sugar. These competitors have greater resources than we do, own or otherwise control established intellectual rights portfolios, have existing relationships with customers that we hope to sell CodeXyme™ cellulases to, have long-term supply agreements already in place with customers for their bio-based products, and have the supply chain in place to sell their cellulases on a global platform. Our ability to compete in this market may be limited by our relatively late start. Additionally, DSM has announced that it expects to participate in this market.

There are also other companies developing competing cellulosic ethanol technologies. Significant competitors include companies such as: Novozymes, which is opening a biofuel demonstration plant with Inbicon A/S of Denmark; DuPont Danisco Cellulosic Ethanol, or DDCE, which is developing facilities to produce cellulosic ethanol; DSM, which acquired C5 Yeast Company B.V. in 2011 enhancing DSM’s position in the cellulosic biofuel sector, and which has recently partnered with POET LLC to form POET-DSM Advanced Biofuels to construct a facility to produce cellulosic ethanol; Mascoma Corporation, which entered into a definitive agreement with Valero Energy Corporation in December 2011 to build a commercial-scale cellulosic ethanol biorefinery; BP, which is developing a commercial scale cellulosic ethanol facility through its affiliate Vercipia Biofuels; and Coskata, Inc., which is developing a hybrid thermochemical-biocatalytic process to produce ethanol from a variety of feedstocks. With our CodeXol™ detergent alcohols, we have recently entered the bio-based chemical market. Our significant competitors in this market include companies that have been active in this marketplace for many years, namely Sasol, Shell, BASF, Kao Corporation and Liaoning Huaxing. These companies have greater resources in this market than we do and have long-term supply arrangements already in place with consumer products companies. Our ability to compete in this market may be limited by our relatively late start.

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

Our research and development and commercial processes involve the use of hazardous materials, including chemical, radioactive, and biological materials. Our operations also produce hazardous waste. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state, local and foreign laws and regulations govern the use, manufacture, storage, handling and disposal of, and human exposure to, these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Although we believe that our activities comply in all material respects with environmental laws, there can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present, or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production, or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. In addition, we may have to indemnify some of our customers or suppliers for losses related to our failure to comply with environmental laws, which could expose us to significant liabilities.

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

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs reflected in our financial statements, even if we attain profitability.

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

Based on the number of shares outstanding as of June 30, 2012, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 37% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of June 30, 2012, Raízen, Biomedical Sciences Investment Fund Pte Ltd. and CMEA Ventures beneficially owned approximately 15.1%, 8.5% and 8.1% of our common stock, respectively.

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

•	Shell’s failure to extend our collaborative research agreement, which expires on November 1, 2012;

•	any announcements or developments from Raízen;

•	announcements or developments regarding technical progress of CodeXyme™ cellulase enzymes or CodeXol™ detergent alcohols;

•	additions or losses of one or more significant pharmaceutical products;

•	announcements or developments regarding pharmaceutical products manufactured using our biocatalysts, intermediates and APIs;

•	the entry into, modification or termination of collaborative arrangements;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	failure to hire a Chief Financial Officer;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patent litigation and our ability to obtain patent protection for our technologies;

•	changes in existing laws, regulations and policies applicable to our business and products, including the National Renewable Fuel Standard program;

•	contractual disputes or litigation with our partners, customers or suppliers;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.

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

(a) Sales of Unregistered Securities

On June 11, 2012, we issued 20,000 shares of our common stock to the California Institute of Technology, or Caltech, upon the achievement of a commercial milestone under a license agreement with Caltech, pursuant to which Caltech has granted us certain licenses to patents. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

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

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Common Stock Certificate.

10.1	Letters of Amendment and Acknowledgment, effective as of May 22, 2012, by and between Codexis Laboratories Singapore Pte Ltd and the Economic Development Board of Singapore regarding the award from the development of the Codexis Gene Shuffling Centre of Excellence.

10.2	Employment Agreement by and between the Company and John Nicols effective as of May 28, 2012.

10.3	John Nicols Stock Option Grant Notice and Stock Option Agreement dated June 13, 2012 between John J. Nicols and the Company.

10.4	John Nicols Restricted Stock Grant Notice and Restricted Stock Agreement dated June 13, 2012 between John J. Nicols and the Company.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date: August 9, 2012	By:	/s/ JOHN NICOLS
John Nicols President and Chief Executive Officer (principal executive officer)

Date: August 9, 2012	By:	/S/ MARK HO
Mark Ho Interim Controller (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Common Stock Certificate.

10.1	Letters of Amendment and Acknowledgment, effective as of May 22, 2012, by and between Codexis Laboratories Singapore Pte Ltd and the Economic Development Board of Singapore regarding the award from the development of the Codexis Gene Shuffling Centre of Excellence.

10.2	Employment Agreement by and between the Company and John Nicols effective as of May 28, 2012.

10.3	John Nicols Stock Option Grant Notice and Stock Option Agreement dated June 13, 2012 between John J. Nicols and the Company.

10.4	John Nicols Restricted Stock Grant Notice and Restricted Stock Agreement dated June 13, 2012 between John J. Nicols and the Company.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.