Form 10-Q
period 2012-09-30
CODEXIS INC
filed 2012-11-07
CIK 1200375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 37,552,137 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended September 30, 2012

Codexis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In Thousands)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,573	$25,762
Marketable securities	24,780	27,720
Accounts receivable, net of allowances of $17 at September 30, 2012 and December 31, 2011, respectively	16,527	18,917
Inventories	2,760	4,488
Prepaid expenses and other current assets	5,169	2,345

Total current assets	74,809	79,232

Restricted cash	1,511	1,511
Non-current marketable securities	3,578	10,348
Property and equipment, net	19,892	24,176
Intangible assets, net	13,777	16,442
Goodwill	3,241	3,241
Other non-current assets	2,228	972

Total assets	$119,036	$135,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,287	$10,364
Accrued compensation	4,708	6,785
Other accrued liabilities	7,419	7,354
Deferred revenues	2,286	3,789

Total current liabilities	20,700	28,292

Deferred revenues, net of current portion	1,346	1,485
Other long-term liabilities	3,994	3,455
Commitments and contingencies	—	—

Stockholders’ equity:

Common stock	4	4
Additional paid-in capital	293,163	287,792
Accumulated other comprehensive loss	(154)	(407)
Accumulated deficit	(200,017)	(184,699)

Total stockholders’ equity	92,996	102,690

Total liabilities and stockholders’ equity	$119,036	$135,922

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product	$7,140	$12,199	$29,090	$33,528
Collaborative research and development	18,569	19,201	49,049	54,073
Government awards	632	1,882	2,247	2,771

Total revenues	26,341	33,282	80,386	90,372
Costs and operating expenses:
Cost of product revenues	6,397	9,958	24,868	28,713
Research and development	14,191	16,786	46,190	45,502
Sales, general and administrative	7,909	8,871	24,093	27,160

Total costs and operating expenses	28,497	35,615	95,151	101,375

Loss from operations	(2,156)	(2,333)	(14,765)	(11,003)
Interest income	61	76	210	195
Other expenses	(45)	(411)	(320)	(378)

Loss before provision for income taxes	(2,140)	(2,668)	(14,875)	(11,186)
Provision for income taxes	169	74	443	68

Net loss	$(2,309)	$(2,742)	$(15,318)	$(11,254)

Net loss per share of common stock, basic and diluted	$(0.06)	$(0.08)	$(0.42)	$(0.32)

Weighted average common shares used in computing net loss per share of common stock, basic and diluted	37,116	35,919	36,494	35,576

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,309)	$(2,742)	$(15,318)	$(11,254)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(31)	165	13
Reclassification of losses included in net loss	753	—	753	—
Unrealized gain (loss) on marketable securities, net of tax	(29)	(161)	(665)	244

Other comprehensive income (loss)	724	(192)	253	257

Total comprehensive loss	$(1,585)	$(2,934)	$(15,065)	$(10,997)

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(15,318)	$(11,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,665	2,787
Depreciation and amortization of property and equipment	6,822	5,678
Loss on disposal of property and equipment	93	31
Gain from extinguishment of asset retirement obligation	—	(124)
Stock-based compensation	4,543	7,393
Accretion of asset retirement obligation	22	27
Impairment of marketable securities	753	—
Amortization of premium on marketable securities	508	501
Changes in operating assets and liabilities:
Accounts receivable	2,390	(3,991)
Inventories	1,727	(2,423)
Prepaid expenses and other current assets	(2,824)	(844)
Other assets	(1,321)	20
Accounts payable	(4,077)	(1,699)
Accrued compensation	(2,077)	(1,942)
Other accrued liabilities	581	7,355
Deferred revenues	(1,642)	891

Net cash (used in) provided by operating activities	(7,155)	2,406

Investing activities:
Increase in restricted cash	—	(46)
Purchase of property and equipment	(2,632)	(7,813)
Purchase of marketable securities	(20,638)	(50,900)
Proceeds from sale of marketable securities	8,376	5,008
Proceeds from maturities of marketable securities	20,800	6,500

Net cash provided by (used in) investing activities	5,906	(47,251)

Financing activities:
Proceeds from exercises of stock options	894	2,476

Net cash provided by financing activities	894	2,476

Effect of exchange rate changes on cash and cash equivalents	166	105

Net decrease in cash and cash equivalents	(189)	(42,264)
Cash and cash equivalents at the beginning of the period	25,762	72,396

Cash and cash equivalents at the end of the period	$25,573	$30,132

See accompanying notes to the condensed consolidated financial statements (unaudited)

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Codexis, Inc. (together with its subsidiaries, “us,” “we,” “Codexis” or the “Company”) is a producer of custom industrial enzymes. Our products enable novel, sustainable processes for the manufacture of biofuels, chemicals and pharmaceutical ingredients.

We are developing our flagship CodeXyme™ cellulase enzymes to convert non-food plant material, which we call cellulosic biomass, into affordable sugars, which can then be converted into renewable fuels and chemicals. We intend to market CodeXyme™ cellulase enzymes to renewable fuels and chemicals manufacturers worldwide. We are also developing our own novel processes to manufacture certain specialty and commodity bio-based chemicals, which we intend to commercialize with strategic partners. The first of these products is CodeXol™ detergent alcohols. Detergent alcohols are used to manufacture surfactants, which are key, active cleaning ingredients in consumer products such as shampoos, liquid soaps and laundry detergents.

We have commercialized our technology, products and services in the pharmaceuticals market. There are currently over 50 pharmaceutical firms using or evaluating our technology in their manufacturing process development, including the production of some of the world’s best selling and fastest growing drugs.

We create our products by applying our CodeEvolver™ directed evolution technology platform, which introduces genetic mutations into microorganisms, giving rise to changes in the enzymes which they produce. Once we identify potentially beneficial mutations, we test combinations of these mutations until we have created variant enzymes that exhibit marketable performance characteristics superior to competitive products. This process allows us to make continuous, efficient improvements to the performance of our enzymes.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2012 and results of our operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Fair value is considered to be the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on or derived from observable market prices or other observable inputs. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments and the instruments’ complexity.

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

For our investments in equity securities, our evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and our management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on our current and forecasted liquidity requirements, our capital requirements and securities portfolio objectives. Based on our evaluation, we concluded that as of September 30, 2012, the unrealized losses related to our equity investment in the common shares of CO2 Solutions are other-than-temporary and as a result, we recorded $0.8 million as a sales, general and administrative expense in our condensed consolidated statement of operations (see Note 6).

For our investments in debt securities, our management determines whether we intend to sell or if it is more-likely-than-not that we will be required to sell impaired securities. This determination considers our current and forecasted liquidity requirements, our capital requirements and securities portfolio objectives. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. We conduct a regular assessment of our debt securities with unrealized losses to determine whether the securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. Based on our evaluation, we concluded that as of September 30, 2012, the unrealized losses related to debt securities are temporary.

Our investments in debt and equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported on the condensed consolidated statement of comprehensive loss. Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or other expenses. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three and nine months ended September 30, 2012 and 2011.

Restricted Cash

Restricted cash consisted of amounts invested in money market accounts primarily for purposes of securing a standby letter of credit as collateral for our Redwood City, California facility lease agreement and for the purpose of securing a working capital line of credit. Restricted cash was unchanged during the three and nine months ended September 30, 2012.

Revenue Recognition

Revenues are recognized when the four basic revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) products have been delivered, transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Our primary sources of revenues consist of collaborative research and development agreements, product revenues and government awards. Collaborative research and development agreements typically provide us with multiple revenue streams, including up-front fees for licensing, exclusivity and technology access, fees for full-time employee equivalent (“FTE”) services and the potential to earn milestone payments upon achievement of contractual criteria and royalty fees based on future product sales or cost savings by our customers. Our collaborative research and development revenues consist of revenues from Equilon Enterprises LLC dba Shell Oil Products US (“Shell”) and revenues from other collaborative research and development agreements. For each source of collaborative research and development revenues, product revenues and award revenues, we apply the following revenue recognition criteria:

•

Up-front fees received in connection with collaborative research and development agreements, including license fees, technology access fees, and exclusivity fees, are deferred upon receipt, are not considered a separate unit of accounting and are recognized as revenues over the relevant performance periods.

•

Revenues related to FTE services recognized as research services are performed over the related performance periods for each contract. We are required to perform research and development activities as specified in each respective agreement. The payments received are not refundable and are based on a contractual reimbursement rate per FTE working on the project. When up-front payments are combined with FTE services in a single unit of accounting, we recognize the up-front payments using the proportionate performance method of revenue recognition based upon the actual amount of research and development labor hours incurred relative to the amount of the total expected labor hours to be incurred by us, up to the amount of cash received. In cases where the planned levels of research services fluctuate substantially over the research term, we are required to make estimates of the total hours required to perform our obligations. Research and development expenses related to FTE services under the collaborative research and development agreements approximate the research funding over the term of the respective agreements.

•

A payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) results in additional payments being due to us. Milestones are considered substantive when the consideration earned from the achievement of the milestone (i) is commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance, (ii) relates solely to past performance, and (iii) is reasonable relative to all deliverable and payment terms in the arrangement.

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

•

Product revenues are recognized once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met. Product revenues consist of sales of biocatalysts, intermediates, active pharmaceutical ingredients and Codex Biocatalyst Panels and Kits. Cost of product revenues includes both internal and third party fixed and variable costs, including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product revenues.

•

We licensed mutually agreed upon third party technology for use in our research and development collaboration with Shell. We recorded the license payments to research and development expense and offset related reimbursements received from Shell. These payments made by Shell to us were direct reimbursements of our costs. We accounted for these direct reimbursable costs as a net amount, whereby no expense or revenue is recorded for the costs reimbursed by Shell. For any payments not reimbursed by Shell, we recognized these as expenses in the statement of operations. We elected to present the reimbursement from Shell as a component of our research and development expense since presenting the receipt of payment from Shell as revenues does not reflect the substance of the arrangement.

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

Milestone revenue

During the three months ended June 30, 2012, we recognized, in collaborative research and development revenue, $1.0 million of milestone revenue from one of our pharmaceutical partners related to the use of our enzymes in its manufacturing processes. We received no milestone revenue during the three months ended September 30, 2012.

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

During 2011, our provisional indirect billing rates for the award from the DOE under the ARPA-E Recovery Act were audited by the DOE resulting in a revision to our provisional indirect billing rates. The revised indirect rates were subsequently approved by the DOE during the first quarter of 2012. The term of the award agreement ended in June 2012 and no further revenue has been recognized since that date.

Income Taxes

We use the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss (“NOL”) carry forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

We account for stock options issued to non-employees based on their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of the options granted to non-employees is remeasured as they vest, and the resulting change in value, if any, is recognized as an increase or decrease in stock based compensation expense during the period the related services are rendered.

Net Loss per Share of Common Stock

Basic and diluted net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Basic and diluted net loss per share of common stock was the same for each period presented, because inclusion of all potential common shares outstanding was anti-dilutive .. The following table presents the securities not included in the net loss per common share calculations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase common stock	7,228	8,079	7,228	8,079
Unvested restricted stock units	839	561	839	561
Warrants to purchase common stock	260	266	260	266

Total	8,327	8,906	8,327	8,906

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

In November 2007, we entered into a new and expanded five-year collaborative research agreement (“Shell Research Agreement”) and a license agreement (the “Shell License Agreement”) with Shell. In connection with the Shell Research Agreement, we agreed to use our proprietary technology platform to discover and develop enzymes and microorganisms for use in converting cellulosic biomass into biofuels and related products and Shell agreed to pay us (i) research funding at specified rates per FTE working on the project during the research term, (ii) milestone payments upon the achievement of milestones, and (iii) royalties on future product sales. The Shell Research Agreement also specified certain minimum levels of FTE services that we were required to allocate to the collaboration efforts that increased over the term of the agreement, which was originally set to expire on November 1, 2012.

In September 2012, we entered into an agreement with Shell (the “New Shell Agreement”) which among other things, terminates the Shell Research Agreement effective as of August 31, 2012, except for certain provisions of the Shell Research Agreement which will survive such termination, including provisions regarding intellectual property rights, patent prosecution and maintenance, confidentiality and indemnification. The New Shell Agreement required Shell to pay us approximately $7.5 million as full, complete and final satisfaction of amounts that Shell may owe us under the Shell Research Agreement with respect to (i) FTEs assigned to the Shell Research Agreement and (ii) milestones achieved or achievable by us under the Shell Research Agreement. The $7.5 million is outstanding as of September 30, 2012 and recorded in accounts receivable on our condensed consolidated balance sheets.

Beginning September 1, 2012, we have no further obligations to Shell under the Shell Research Agreement to provide any FTEs to perform work under or after the collaboration and Shell has no future obligations to us under the Shell Research Agreement to provide funding for FTEs to perform work under or after the collaboration. We remain eligible to receive a one-time $3.0 million payment from Shell under the Shell Research Agreement upon the first sale by Shell of a product in the field of converting cellulosic biomass into fermentable sugars in Brazil, or in the fields of converting fermentable sugars derived from biomass into liquid fuel or liquid fuel additives or into lubricants.

Under the New Shell Agreement, Shell granted us royalty-bearing, non-exclusive rights and licenses to develop, manufacture, use and sell biocatalysts and microbes in the field of converting cellulosic biomass into fermentable sugars on a worldwide basis, except for Brazil, where such sugars are converted into liquid fuels, fuel additives or lubricants (the “Field of Use”). Raízen Energia Participações S.A. (“Raízen”) holds the exclusive rights to use our biocatalysts and microbes for converting cellulosic biomass into fermentable sugars in Brazil, where such sugars are converted into liquid fuels, fuel additives or lubricants. Following the date on which our biocatalysts are used to produce sugars used in the Field of Use sufficient to produce 30.0 million gallons of liquid fuel, we will be required to pay Shell a royalty on our sales to third parties of our biocatalysts and microbes in the Field of Use, equal to a low single-digit percentage of net sales and we will also be required to pay Shell a royalty on our use of biocatalysts in the Field of Use, equal to a low single-digit percentage of our historical net sales of such biocatalysts or microbes. Shell is also entitled to discounted pricing under the New Shell Agreement for biocatalysts purchased from us by Shell for use in the Field of Use, but we are under no obligation to sell such biocatalysts to Shell.

Under the New Shell Agreement, we also granted to Shell a non-exclusive, royalty-free license to manufacture, use and import, solely for the use of Shell and its affiliates, (i) enzymes developed by us during the ten year period following August 31, 2012 outside of the Shell Research Agreement for use in the Field of Use and (ii) improvements to any microbe developed by us during the ten year period following August 31, 2012, outside of the Shell Research Agreement that is derivative of an identified microbe for use in the Field of Use. Shell remains subject to existing royalty obligations to us for future sales of products covered by the intellectual property and technology that remain exclusively licensed to Shell under the License Agreement.

Additionally, with respect to each invention relating to technology or materials regarding novel liquid fuel compounds, liquid fuel additives or lubricants, Shell will continue to be required to work exclusively with us, for a period of three years after the first non-provisional patent application filing for such invention, to identify biological methods of synthesis of the compound(s) that are claimed, or whose use as a liquid fuel compound, additive or lubricant, is claimed, in such patent filing.

Prior to the New Shell Agreement, Shell had an obligation under the Shell Research Agreement to fund us at specified rates for each FTE, which as of August 2012, were equal to $460,000 on an annual basis for each FTE in the United States and $399,000 on an annual basis for each FTE in Hungary. As of August 31, 2012, the number of FTEs assigned to our collaboration with Shell was 116.

In accordance with our revenue recognition policy, the $20 million up-front exclusivity fee and the research funding fees received for FTE services have been recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by us over the five-year research period commencing November 2007. Milestones payments earned under this agreement were determined to be at risk at the inception of the arrangement and substantive and were recognized upon achievement of the applicable milestone and when collectability of such payment was reasonably assured. There are no further milestone payments under the Shell Research Agreement, other than a $3.0 million milestone payment described above for which we may become eligible. We did not record any milestone revenues during the three and nine months ended September 30, 2012. We recorded $3.1 million of milestone revenues during the three and nine months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, our collaborative research and development revenue from Shell was $17.5 million and $17.3 million, respectively. For the nine months ended September 30, 2012 and 2011, our collaborative research and development revenue from Shell was $45.3 million and $47.0 million, respectively.

The New Shell Agreement has a term that commences August 31, 2012 and continues until the later of August 31, 2032 or the date of the last to expire patent rights included in our collaboration that claim a biocatalyst or a microbe for use in the Field of Use.

Under the Shell Research Agreement and Shell License Agreement, we had the right, if mutually agreed upon with Shell, to license technology from third parties that would assist us in meeting objectives under the collaboration and Shell was obligated to reimburse us for the licensing costs of the technology. Payments made by us to the third-party providers were recorded as research and development expenses related to our collaborative research agreement with Shell. None of the acquired licenses are expected to be used in products that will be sold within the next year and the phase of the project has not reached technological feasibility. Shell reimbursed us for licensing costs of $94,000 and $51,000 for the three months ended September 30, 2012 and 2011, respectively. Shell reimbursed us for licensing costs of $365,000 and $116,000 for the nine months ended September 30, 2012 and 2011, respectively. We recorded these reimbursements against the costs incurred.

In June 2011, Shell completed the transfer of all of its equity interests in us, together with the associated right to appoint one member to our board of directors, to Raízen, Shell’s joint venture with Cosan S.A. Indústria e Comércio, (“Cosan”) in Brazil. As a result, Shell is no longer considered a related party. Notwithstanding the above, Shell did not transfer the Shell Research Agreement. Additionally in September 2011, we entered into a joint development agreement directly with Raízen. Work under this joint development agreement has been completed and we do not expect this project to continue.

Manufacturing Collaboration

Arch

In February 2010, we consolidated certain of the contractual terms in our then-existing agreements with Arch Pharmalabs, Ltd. (“Arch”) by simultaneously terminating all of our existing agreements with Arch, other than the Master Services Agreement with Arch entered into as of August 1, 2006, and entering into new agreements with Arch. The new agreements, among other things, provide for biocatalyst supply from us to Arch and intermediate supply from Arch to us. We sell the biocatalysts to Arch at an agreed upon price, and Arch manufactures the intermediates on our behalf. Arch sells the intermediates to us at a formula-based or agreed upon price. We then directly market and sell the intermediates to a specified group of customers in the generic pharmaceutical industry. Under the new agreements, Arch may also sell intermediates directly to other customers, and a license royalty is owed by Arch to us based on the volume of product they sell to us and their other customers. Royalties earned from Arch under this arrangement were $48,000 and $42,000 for the three months ended September 30, 2012 and 2011, respectively, and are reflected in collaborative research and development revenue on our condensed consolidated statement of operations. Royalties earned from Arch under this arrangement were $118,000 and $84,000 for the nine months ended September 30, 2012 and 2011, respectively (See Note 13).

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

In January 2011, we extended our joint development agreement with CO2 Solutions on essentially the same terms as the original agreement. The extended agreement expires nine months after the expiry of any third party collaborations. We expect this agreement to expire during the first half of 2013.

We concluded that through September 30, 2012, we did not have the ability to exercise significant influence over CO2 Solutions’s operating and financial policies. We consider our investment in CO2 Solutions’s common shares as an investment in a marketable security that is available for sale, and carry it at fair value in non-current marketable securities. As discussed in Note 6, we recorded an impairment of $0.8 million in our condensed consolidated statement of operations as sales, general and administrative expense during the three months ended September 30, 2012. Subsequent changes in fair value will be recognized in the condensed consolidated statement of comprehensive loss. The fair value of our CO2 Solution’s common shares as of September 30, 2012 was determined by trading on the TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solutions as a Level 1 investment as discussed in Note 6.

5. Balance Sheets Details

Cash Equivalents and Marketable Securities

At September 30, 2012, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$19,700	$—	$—	$19,700	n/a
Commercial paper	1,497	—	—	1,497	162
Corporate bonds	18,748	25	—	18,773	161
U.S. Treasury obligations	5,516	5	—	5,521	354
Government-sponsored enterprise securities	2,001	3	—	2,004	88
Common shares of CO2 Solutions	563	—	—	563	n/a

Total	$48,025	$33	$—	$48,058

The total cash and cash equivalents balance of $25.6 million as of September 30, 2012 was comprised of money market funds of $19.7 million, and $5.9 million held as cash, primarily with major financial institutions in North America. At September 30, 2012, we had one marketable security, a corporate bond, in a loss position for less than 12 months with an aggregated unrealized loss of $100 and an aggregated fair value of $1.0 million.

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

The total cash and cash equivalents balance of $25.8 million as of December 31, 2011, was comprised of money market funds of $18.9 million and $6.9 million held as cash, primarily with major financial institutions in North America. At December 31, 2011, we had 14 marketable securities, including corporate bonds and government-sponsored enterprise securities, in a loss position for less than 12 months with an aggregated unrealized loss of $46,000 and an aggregated fair value of $18.5 million.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$1,887	$2,779
Work in process	—	54
Finished goods	873	1,655

Total inventories	$2,760	$4,488

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

The following table presents our financial instruments that were measured at fair value on a recurring basis at September 30, 2012 by level within the fair value hierarchy (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$19,700	$—	$—	$19,700
Commercial paper	—	1,497	—	1,497
Corporate bonds	—	18,773	—	18,773
U.S. Treasury obligations	—	5,521	—	5,521
Government-sponsored enterprise securities	—	2,004	—	2,004
Common shares of CO2 Solutions	563	—	—	563

Total	$20,263	$27,795	$—	$48,058

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

We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solutions as a Level 1 investment. At September 30, 2012, the fair value of our investment in CO2 Solutions’s common stock was $0.6 million . We evaluated our investment in the common shares of CO2 Solutions to determine if the impairment was other-than-temporary considering the length of time and extent to which the fair value has been less than our cost, the financial condition and near term prospects of CO2 Solutions, and our management’s ability and intent to hold the securities until fair value recovers and concluded the impairment is other than temporary. As a result of our analysis, we recorded an impairment of $0.8 million during the three months ended September 30, 2012 as an expense in our condensed consolidated statement of operations as sales, general and administrative expense. At December 31, 2011, the estimated fair value of our investment in CO2 Solutions’s common stock was $1.2 million and the unrealized loss was $155,000.

7. Related Party Transactions

Shell and Raízen

Prior to June 2011, Shell was considered a related party due to the size of its ownership interest. As discussed in Note 3, “Collaborative Research and Development Agreements,” Shell transferred full ownership of our common stock to Raízen, Shell’s joint venture with Cosan in Brazil. Based on our analysis and effective as of July 1, 2011, Shell was no longer considered a related party. Before June 30, 2011, related party receivables, related party deferred revenue, and related party collaboration research and development revenue were primarily comprised of transactions under our five-year Shell Research Agreement collaborative research agreement (replaced by the New Shell Agreement effective as of August 31, 2012) and the Shell License Agreement. The revenues earned from Shell are included in the collaborative research and development line on our condensed consolidated statement of operations. Collaborative research and development revenue received from Shell accounted for 51%, 62% and 76% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Collaborative research and development revenue received from Shell accounted for 66% and 52% of our revenues for the three months ended September 30, 2012 and 2011, respectively. Collaborative research and development revenue received from Shell accounted for 56% and 52% of our revenues for the nine months ended September 30, 2012 and 2011, respectively.

At the time of the transfer, Raízen owned 5.6 million shares of our common stock and has the right to appoint a member to our board of directors. In September 2011, we entered into a joint development agreement with Raízen to develop an improved first generation ethanol process with enhanced economics. Work under this joint development agreement has been completed and we do not expect this project to continue.

Raízen has exclusive rights to market and use CodeXyme™ in Brazil. We are engaged in discussions with Raízen about obtaining rights to market CodeXyme™ to all ethanol producers in Brazil. Although we do not expect to receive development funding from Raízen for CodeXyme™, Raízen will remain a target customer for CodeXyme™ should Raízen decide to build capacity for second generation ethanol in Brazil.

Exela PharmaSci, Inc.

We signed a license agreement with Exela PharmaSci, Inc. (“Exela”) in 2007. A member of our board of directors is also on the board of directors of Exela. Under the terms of the agreement, Exela would pay us a royalty based on their achievement of certain commercial goals.

During the three months ended September 30, 2012 and 2011, we recognized zero and $120,000, respectively, of revenue related to this arrangement shown in our condensed consolidated statement of operations as collaborative research and development revenue. During the nine months ended September 30, 2012 and 2011, we recognized $150,000 and $450,000, respectively, of revenue related to this arrangement. We did not recognize any revenue from Exela prior to 2011. As of September 30, 2012 and December 31, 2011, we had no amounts owed from Exela.

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

On September 27, 2012, we entered into a Sixth Amendment to Lease (the “Sixth Amendment”) with MetLife with respect to the Company’s offices located at 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”). The Sixth Amendment extends the term of the lease of the 501 Chesapeake Space, which would have otherwise expired on January 31, 2013, to January 31, 2017. Pursuant to the Sixth Amendment, we have two consecutive options to extend the term of the lease for the 501 Chesapeake Space for an additional period of five years per option.

Rent expense is recognized on a straight-line basis over the term of the lease. In accordance with the terms of the amended lease agreement, we exercised our right to deliver letters of credit in lieu of a security deposit. The letters of credit in the amount of $707,000 as of September 30, 2012 and December 31, 2011, are collateralized by deposit balances held by the bank. These deposits are recorded as restricted cash on the condensed consolidated balance sheets.

As of September 30, 2012 and December 31, 2011, we had asset retirement obligations of $601,000 and $580,000, respectively, from operating leases, whereby we must restore the facilities that we are renting to their original form. We incurred $22,000 and $27,000 of accretion expense related to our asset retirement obligations during the nine months ended September 30, 2012 and 2011, respectively. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each period and we make adjustments if our estimates change.

Future minimum payments under noncancellable operating leases are as follows at September 30, 2012 (in thousands):

Lease payments
3 months ending December 31,
2012	$821
Years ending December 31,
2013	3,114
2014	2,956
2015	3,040
2016	3,054
2017 and beyond	8,468

Total	$21,453

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

9. Warrants

We issued 3,308 common shares for 6,066 warrants in a net exercise transaction during the three and nine months ended September 30, 2012. At September 30, 2012, the following common stock warrants were issued and outstanding:

September 30, 2012
Issue Date	Shares Subject to warrants	Exercise Price per Share	Expiration
May 25, 2006	184,895	$5.96	May 25, 2013
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017

10. Stockholders’ Equity

In 2002, we adopted the 2002 Stock Plan (the “2002 Plan”), pursuant to which our board of directors issued incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. In March 2010, our board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of our IPO in April 2010. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under our 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance, and during the three months ended March 31 2012 an additional 1,439,827 shares were reserved under the 2010 plan as a result of this provision. As of September 30, 2012, we had a total of 11,130,229 shares of common stock reserved for issuance under our Plans and no shares available for issuance under the 2002 Plan.

Additionally, during the three months ended June 30, 2012, we granted 400,000 options and 750,000 restricted stock awards pursuant to the employment agreement with our new chief executive officer, Mr. John Nicols. The option award has a per share exercise price equal to $3.46 per share, which was the closing price of the Company’s common stock on June 13, 2012. Mr. Nicols will vest 25% of the option award on June 13, 2013 with the remaining shares vesting ratably on a monthly basis over a period of 36 months thereafter, such that the option award would be fully vested and exercisable on June 13, 2016. The restricted stock award of 750,000 shares vest over four years with 25% of the awards vesting on each annual anniversary of Mr. Nicols’ start date such that the restricted stock award would be fully vested on June 13, 2016.

Additionally, during the three months ended September 30, 2012, we granted 200,000 options and 50,000 restricted stock awards pursuant to the offer letter agreement with our new chief financial officer, Mr. David O’Toole. The option award has a per share exercise price equal to $2.72 per share, which was the closing price of the Company’s common stock on September 10, 2012. Mr. O’Toole will vest 25% of the option award on September 4, 2013 with the remaining shares vesting ratably on a monthly basis over a period of 36 months thereafter, such that the option award would be fully vested and exercisable on September 4, 2016. The restricted stock award of 50,000 shares vest over four years with 25% of the awards vesting on each annual anniversary of Mr. O’Toole’s start date such that the restricted stock award would be fully vested on September 4, 2016.

We awarded zero and 767,953 restricted stock units (“RSU”) during the three and nine months ended September 30, 2012, respectively. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period.

We issued 318,402 and 465,587 common shares for stock options exercised during the three and nine months ended September 30, 2012, respectively.

We issued 53,007 and 151,151 common shares for restricted stock units which vested during the three and nine months ended September 30, 2012, respectively.

Stockholder rights plan

In August 2012, our board of directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record as of September 18, 2012. Each right entitles stockholders, after the rights become exercisable, to purchase one one-thousandth of a share of our Series A Preferred Stock, par value $0.0001, at a purchase price of $11.35 per one-thousandth of a share of Series A Preferred Stock. In general, the rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer for 15% or more of our common stock is announced or commenced. The rights may discourage a third-party from making an unsolicited proposal to acquire us as exercise of the rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.0001 per right at any time before any person or group acquire 15% or more of our outstanding common stock. These rights expire in September 2013.

Stock-Based Compensation Expense

We estimate the fair value of stock-based awards granted to employees and directors using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions to determine the fair value of stock-based awards, including the expected life of the option and expected volatility of the underlying stock over the expected life of the related grants. Since we were not a publicly traded entity prior to April 2010, sufficient company-specific historical volatility data was not available for reporting periods prior to the three months ended June 30, 2012. As a result, for those prior periods, we estimated the expected volatility based on the historical volatility of a group of unrelated public companies within our industry. Effective for the quarter ended June 30, 2012, we determined we had sufficient company-specific historical volatility data. As a result, for the three months ended September 30, 2012, we estimate the expected volatility based on the historical volatility of our common stock.

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

The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$682	$955	$2,115	$2,756
Sales, general and administrative	784	1,581	2,360	4,637

	$1,466	$2,536	$4,475	$7,393

During the second quarter of 2012, certain members of our management team were informed that their annual bonus for 2012 would be paid only in the form of common stock awards rather than cash payments. We expect to pay the 2012 annual bonus in the first quarter of 2013. Through September 30, 2012, we have accrued $0.5 million in bonuses to be settled in common stock awards, which is included in the above stock-based compensation expense table and on our condense consolidated balance sheet as additional paid-in capital.

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

Operations outside of the United States consist principally of research and development and sales activities. Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Americas(1)	$18,324	$19,680	$50,867	$54,816
Asia	6,961	9,713	20,533	26,311
Europe	1,056	3,889	8,986	9,245

	$26,341	$33,282	$80,386	$90,372

(1)	Primarily United States

Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Long-lived assets
Americas(1)	$29,481	$34,817
Europe	5,503	4,395
Asia	914	2,380

	$35,898	$41,592

(1)	Primarily United States

12. Restructuring

During the third quarter of 2012, our board of directors approved and committed to a restructuring plan (the “Q3 2012 Restructuring Plan”) to reduce our cost structure which included employee terminations in the United States and Singapore and the closing of our Singapore facility. Our current estimated cost of the Q3 2012 Restructuring Plan is $2.5 million, comprised of employee severance and other termination benefits, facility lease termination costs and equipment disposal. As of September 30, 2012, planned costs of $43,000 have been recognized in sales, general and administrative expenses and $663,000 have been recognized in research and development on our condensed consolidated statements of operations. We have made no cash payments as of September 30, 2012, with $706,000 recorded in accrued compensation on our condensed consolidated balance sheet as of September 30, 2012. We anticipate recording the remaining planned costs of $1.8 million under this restructuring plan during the fourth quarter of 2012 and the first quarter of 2013. We anticipate that all costs under the Q3 2012 Restructuring Plan will be paid by the end of the first half of 2013.

The table below summarizes the changes in our restructuring accrual for the Q3 2012 Restructuring Plan (in thousands):

Severance, benefits and related personnel costs
Restructuring charges	$706
Cash payments	—

Balance at September 30, 2012	706

During the first quarter of 2012, our board of directors approved and committed to a restructuring plan (the “Q1 2012 Restructuring Plan”) to reduce our cost structure, which included employee terminations in Hungary and the United States. The total estimated cost of the Q1 2012 Restructuring Plan was $567,000, comprised of employee severance and other termination benefits. As of September 30, 2012, planned costs of $572,000 have been recognized in sales, general and administrative expenses on our condensed consolidated statements of operations. We have made cash payments of $452,000 and recorded $60,000 of reductions to previously recorded charges with the remaining $60,000 recorded in accrued compensation on our condensed consolidated balance sheet as of September 30, 2012. We do not anticipate recording any further charges under this restructuring plan. We anticipate that all costs under the Q1 2012 Restructuring Plan will be paid by December 31, 2012.

The table below summarizes the changes in our restructuring accrual for the Q1 2012 Restructuring Plan (in thousands):

Severance, benefits and related personnel costs
Restructuring charges	$510
Cash payments	(24)

Balance at March 31, 2012	486
Restructuring charges	53
Adjustments to previously accrued charges	(49)
Cash payments	(422)

Balance at June 30, 2012	68
Restructuring charges	9
Adjustments to previously accrued charges	(11)
Cash payments	(6)

Balance at September 30, 2012	$60

13. Subsequent Events

In November 2012, we entered into a new commercial arrangement with Arch by simultaneously terminating all of our existing supply agreements with Arch and entering into a new enzyme supply agreement with Arch (the “New Enzyme Supply Agreement”), pursuant to which Arch agreed to exclusively purchase enzymes from us for use in the manufacture of certain of Arch’s products and we agreed to exclusively supply, with limited exceptions, certain of our enzymes to Arch at an agreed upon price for use in such manufacture. Under the New Enzyme Supply Agreement, Arch will no longer produce active pharmaceutical ingredients (“API”) and intermediates for us and will no longer pay us royalties on the sale of APIs and intermediates to customers, and we will no longer have exclusive rights to market such APIs and intermediates in certain markets.

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

We are developing our flagship CodeXyme™ cellulase enzymes to convert non-food plant material, which we call cellulosic biomass, into affordable sugars, which can then be converted into renewable fuels and chemicals. We intend to market CodeXyme™ cellulase enzymes to biofuels and chemicals manufacturers worldwide. We are also developing our own novel processes to manufacture certain specialty and bio-based commodity chemicals, which we intend to commercialize with strategic partners. The first of these products is CodeXol™ detergent alcohols. Detergent alcohols are used to manufacture surfactants, which are key, active cleaning ingredients in consumer products such as shampoos, liquid soaps and laundry detergents.

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

To date, we have generated revenues primarily from collaborative research and development funding, pharmaceutical product sales and government awards. Our revenues have increased in each of the last three fiscal years, growing from $82.9 million in 2009, to $107.1 million in 2010 to $123.9 million in 2011. However, our revenues of $80.4 million for the nine months ended September 30, 2012 are down by $10.0 million, or 11%, compared to our revenues of $90.4 million for the nine months ended September 30, 2011.

Most of our revenues since inception have been derived from collaborative research and development arrangements, which accounted for 78%, 66% and 58% of our revenues in 2009, 2010 and 2011, respectively. Collaborative research and development arrangements accounted for 60% and 61% of our revenues for the nine months ended September 30, 2011 and 2012, respectively.

Our collaborative research agreement with Shell was terminated effective August 31, 2012 and as a result we will no longer receive collaborative research and development revenue from Shell for all periods beginning after August 31, 2012, which will significantly decrease our revenues as compared to prior periods. See Note 3 to the condensed consolidated financial statements for more information regarding the termination of the collaborative research agreement with Shell. Collaborative research and development revenues received from Shell accounted for 76%, 62% and 51% of our revenues in 2009, 2010 and 2011, respectively. Collaborative research and development revenues received from Shell accounted for 52% and 56% of our revenues for the nine months ended September 30, 2011 and 2012, respectively. As a result of the termination of our collaborative research agreement with Shell, we will need to obtain other third party funding to support our advanced biofuels program. We are in early stage discussions with multiple parties about potential collaborations, but there can be no assurances that any of our discussions will lead to collaborations or that any new collaboration will fully substitute for the termination of the Shell collaboration. We currently do not expect to receive development funding from Raízen to support our advanced biofuels program, although Raízen will remain a target customer for CodeXyme™ should Raízen decide to build capacity for second generation ethanol in Brazil in the future.

Our product sales accounted for 22%, 31% and 39% of our revenues in 2009, 2010 and 2011, respectively. Product sales accounted for 37% and 36% of our revenues for the nine months ended September 30, 2011 and 2012, respectively. Our product sales have increased in each of the last three fiscal years, from $18.6 million in 2009 to $32.8 million in 2010 and to $49.0 million in 2011. However, our product sales decreased from $33.5 million for the nine months ended September 30, 2011 to $29.1 million for the nine months ended September 30, 2012 as a result of delayed product orders from certain on-patent pharmaceuticals customers.

We anticipate that our product revenues will decrease, but that our gross profit on product revenue will remain comparable with our historical gross profit levels subsequent to the November 2012 enzyme supply agreement we signed with Arch. Under the new arrangement, Arch agreed to exclusively purchase enzymes from us for use in the manufacture of certain of Arch’s products. Arch will no longer produce APIs and intermediates for us to market and sell. We expect that selling our proprietary enzymes to Arch rather than selling the resulting APIs or intermediates that Arch manufactured for us will result in a decrease in our product revenues in all future periods but that our product gross profit will remain comparable with our historical product gross profit. For the year ended December 31, 2011 our product gross profit was $7.2 million and for the nine months ended September 30, 2012 and 2011 our product gross profit was $4.2 million and $4.8 million, respectively.

In the third quarter of 2012, we implemented a series of cost reduction measures including the termination of approximately 55% of our global workforce and the closing of our Singapore facility. We estimate we will incur $2.5 million in restructuring expenses related to these cost reduction measures including severance for terminated employees and other exit-related costs arising from contractual and other obligations. In the third quarter of 2012, we recorded $0.7 million of severance related expenses and we expect to record the remaining $1.8 million during the fourth quarter of 2012 and the first quarter of 2013.

We have continued to experience significant losses as we have invested heavily in research and development and administrative infrastructure in connection with the growth in our business. We intend to continue our investment in research and development. As of September 30, 2012, we had an accumulated deficit of $200.0 million. We incurred net losses of $20.3 million, $8.5 million and $16.6 million in the years ended December 31, 2009, 2010 and 2011, respectively and a net loss of $15.3 million for the nine months ended September 30, 2012.

Revenues during 2009, 2010 and 2011 were derived primarily from the pharmaceuticals and biofuels markets, and consisted of collaborative research and development revenues, product sales and government awards, which are separately identified in our condensed consolidated statements of operations.

Revenues and Operating Expenses

Revenues

Our revenues are comprised of collaborative research and development revenues, product revenues and government awards.

•	Collaborative research and development revenues include license, technology access and exclusivity fees, FTE payments, milestones, royalties, and optimization and screening fees.

•	Product revenues consist of sales of biocatalysts, intermediates, APIs, Codex Biocatalyst Panels and Kits.

•

Government awards consist of payments from government entities. The terms of these awards generally provide us with cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Historically, we have received government awards from Germany, Singapore and the United States. We expect to bid on additional awards from the United States and other governments in the future.

Cost of Product Revenues

Cost of product revenues includes both internal and third-party fixed and variable costs including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product revenues.

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, as well as research consultants, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist of compensation expenses (including stock-based compensation), hiring and training costs, consulting and service provider expenses (including patent counsel related costs), marketing costs, occupancy-related costs, depreciation and amortization expenses, travel and relocation costs and restructuring expenses.

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

Financial Operations Overview

The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended September 30,		% of Total Revenues		Nine Months Ended September 30,		% of Total Revenues
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues:
Product	$7,140	$12,199	27%	37%	$29,090	$33,528	36%	37%
Collaborative research and development	18,569	19,201	70%	58%	49,049	54,073	61%	60%
Government awards	632	1,882	2%	6%	2,247	2,771	3%	3%

Total revenues	26,341	33,282	100%	100%	80,386	90,372	100%	100%

Costs and operating expenses:
Cost of product revenues	6,397	9,958	24%	30%	24,868	28,713	31%	32%
Research and development	14,191	16,786	54%	50%	46,190	45,502	57%	50%
Sales, general and administrative	7,909	8,871	30%	27%	24,093	27,160	30%	30%

Total costs and operating expenses	28,497	35,615	108%	107%	95,151	101,375	118%	112%

Loss from operations	(2,156)	(2,333)	nm	nm	(14,765)	(11,003)	nm	nm
Interest income	61	76	0%	0%	210	195	0%	0%
Other expenses	(45)	(411)	nm	nm	(320)	(378)	nm	nm

Loss before provision for income taxes	(2,140)	(2,668)	nm	nm	(14,875)	(11,186)	nm	nm
Provision for income taxes	169	74	1%	0%	443	68	1%	0%

Net loss	$(2,309)	$(2,742)	nm	nm	$(15,318)	$(11,254)	nm	nm

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenues

	Three Months Ended September 30,		Change
(In Thousands)	2012	2011	$	%
Product	$7,140	$12,199	$(5,059)	(41%)
Collaborative research and development	18,569	19,201	(632)	(3%)
Government awards	632	1,882	(1,250)	(66%)

Total revenues	$26,341	$33,282	$(6,941)	(21%)

Revenues decreased during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to decreased revenues from all three revenue categories including product sales, collaborative research and development projects, and government awards.

Product revenues decreased $5.1 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to decreased sales of our statin-family of products and products used in on-patent pharmaceuticals in hepatitis C and diabetic therapies.

Collaborative research and development revenues decreased $0.6 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to a reduction of $1.4 million due to the termination of our collaborations in carbon management in December 2011, partially offset by a $0.2 million increase in our collaboration with Shell and a $0.4 million increase from collaborations with our pharmaceuticals customers.

Our collaborative research and development revenues with Shell increased $0.2 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, due to the agreed upon final invoicing for our research efforts at the termination of the collaborative research agreement with Shell. We will receive no further collaborative research and development revenue from Shell.

Government award revenues decreased $1.3 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as our award from the U.S. Department of Energy, or DOE, under the ARPA-E Recovery Act program expired June 30, 2012, and our award revenue from the Singapore Economic Development Board, or EDB, decreased $0.7 million. Our award revenue from the DOE was $0.6 million in the three months ended September 30, 2011. Our award from the EDB was $0.6 million during the three months ended September 30, 2012 compared to $1.3 million in three months ended September 30, 2011. We will receive no further EDB award revenue subsequent to our announcement in September 2012 to close our Singapore facility.

Our top five customers accounted for 89% and 81% of our total revenues for the three months ended September 30, 2012 and 2011, respectively. Shell accounted for 66% and 52% of our total revenues for the three months ended September 30, 2012 and 2011, respectively.

Cost of Product Revenues

	Three Months Ended September 30,		Change
(In Thousands)	2012	2011	$	%
Cost of revenues:
Product	$6,397	$9,958	$(3,561)	(36%)

Gross profit:
Product	$743	$2,241	$(1,498)	(67%)

Product gross margin %	10%	18%

Our cost of product revenues decreased $3.6 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to the $5.1 million decrease in our product sales. Gross margins decreased from 18% to 10% during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to a decrease in product sales of our on-patent, higher margin products in the third quarter of 2012.

Operating Expenses

	Three Months Ended September 30,		Change
(In Thousands)	2012	2011	$	%
Research and development	$14,191	$16,786	$(2,595)	(15%)
Sales, general and administrative	7,909	8,871	(962)	(11%)

Total operating expenses	$22,100	$25,657	$(3,557)	(14%)

Research and Development. Research and development expenses decreased $2.6 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to a $1.4 million decrease in employee compensation costs related to restructuring actions in the third quarter of 2012 partially offset by $0.7 million in termination benefits resulting from our third quarter restructuring efforts. Lab supply cost decreased $0.7 million and outside services decreased $0.4 million as a result of the termination of the Shell research collaboration. We reduced travel cost by $0.3 million compared to the three months ended September 30, 2011 as part of our cost control efforts. Research and development expenses included stock-based compensation expense of $0.7 million and $1.0 million during the three months ended September 30, 2012 and 2011, respectively.

Sales, General and Administrative. Sales, general and administrative expenses decreased $1.0 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to a $0.6 million decrease in compensation costs as a result of restructuring actions in the first quarter of 2012 partially offset by one-time severance costs of the restructuring actions in the third quarter of 2012. Stock compensation costs decreased $0.8 million during the three months ended September 30, 2012, primarily due to the departure of our former Chief Executive Officer and our former Chief Financial Officer in the first quarter of 2012. We also decreased spending on consultants and other outside services by $0.2 million. Travel costs decreased $0.1 million. These decreased expenses were partially offset by a $0.8 million expense for an other-than-temporary impairment of our equity investment in CO2 Solutions recognized in the three months ended September 30, 2012. Sales, general and administrative expenses included stock-based compensation expense of $0.8 million and $1.6 million during the three months ended September 30, 2012 and 2011, respectively.

Restructuring Charges All Plans

The table below summarizes the changes in our restructuring accrual for all restructuring plans during the three months ended September 30, 2012 (in thousands):

Severance, benefits and related personnel costs
Balance at June 30, 2012	$68
Restructuring charges	715
Adjustments to previously accrued charges	(11)
Cash payments	(6)

Balance at September 30, 2012	$766

During the first quarter of 2012, our board of directors approved and committed to a restructuring plan (“Q1 2012 Restructuring Plan”) to reduce our cost structure which included employee terminations in Hungary and the United States. The total cost of the Q1 2012 Restructuring Plan was estimated at $567,000, comprised of employee severance and other termination benefits. As of September 30, 2012, planned costs of $572,000 have been recognized in sales, general and administrative expenses on our condensed consolidated statements of operations. During the three months ended September 30, 2012, we recorded $9,000 of restructuring expenses under the plan, made cash payments of $6,000 and recorded $11,000 of reductions to previously recorded charges with the remaining $60,000 recorded as accrued compensation on our condensed consolidated balance sheet. We do not anticipate recording any further charges under this restructuring plan. We anticipated that all costs under the Q1 2012 Restructuring Plan will be paid by December 31, 2012. The table below summarizes the changes in our restructuring accrual for the Q1 2012 Restructuring Plan (in thousands):

Severance, benefits and related personnel costs
Balance at June 30, 2012	$68
Restructuring charges	9
Adjustments to previously accrued charges	(11)
Cash payments	(6)

Balance at September 30, 2012	$60

During the third quarter of 2012, our board of directors approved and committed to a restructuring plan (“Q3 2012 Restructuring Plan”) to reduce our cost structure which included employee terminations in the United States and Singapore and the closing of our Singapore facility. The total estimated cost of the Q3 2012 Restructuring Plan is $2.5 million, comprised of employee severance and other termination benefits, facility lease termination costs and equipment disposal. As of September 30, 2012, planned costs of $43,000 have been recognized in sales, general and administrative expenses and $663,000 have been recognized in research and development on our condensed consolidated statements of operations. We have made no cash payments as of September 30, 2012 with $706,000 recorded in accrued compensation on our condensed consolidated balance sheet as of September 30, 2012. We anticipate recording the remaining planned costs of $1.8 million under this restructuring plan during the fourth quarter of 2012 and the first quarter of 2013. We anticipated that all costs under the Q3 2012 Restructuring Plan will be paid by the first half of 2013. The table below summarizes the changes in our restructuring accrual for the Q3 2012 Restructuring Plan (in thousands):

Severance, benefits and related personnel costs
Restructuring charges	$706
Cash payments	—

Balance at September 30, 2012	$706

Other Income (Expense), net

	Three Months Ended September 30,		Change
(In Thousands)	2012	2011	$	%
Interest income	$61	$76	$(15)	(20%)
Other expenses	(45)	(411)	366	(89%)

Total other income (expense), net	$16	$(335)	$351	(105%)

Interest Income. Interest income was flat during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Other Expenses. Other expenses, decreased $0.4 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily related to decreased losses from foreign currency translations during the three months ended September 30, 2012.

Provision for Income Taxes. The tax provision for the three months ended September 30, 2012 and 2011 primarily consisted of income taxes attributable to foreign operations.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Revenues

	Nine Months Ended September 30,		Change
(In Thousands)	2012	2011	$	%
Product	$29,090	$33,528	$(4,438)	(13%)
Collaborative research and development	49,049	54,073	(5,024)	(9%)
Government awards	2,247	2,771	(524)	(19%)

Total revenues	$80,386	$90,372	$(9,986)	(11%)

Revenues decreased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to decreased revenues from all three revenue categories, including collaborative research and development projects, product sales and government awards.

Product revenues decreased $4.4 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to decreased sales of our statin-family of products to our generics customers and decreased sales of our products used in on-patent hepatitis C, diabetic and dementia therapies. Collaborative research and development revenues decreased $5.0 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a reduction of $4.1 million due to the termination of our collaborations in carbon management in December 2011, a $1.6 million reduction in our collaboration with Shell and reductions of $0.3 million in collaborations with our pharmaceuticals customers, partially offset by a $1.0 million milestone from one of our pharmaceutical partners related to the use of our enzymes in its manufacturing processes.

Our collaborative research and development revenues with Shell decreased $1.6 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the reduction in the number of funded FTEs from 128 to 116 starting August 2011, resulting in decreased revenue of approximately $0.3 million per month. This was partially offset by the agreed upon final invoicing of $7.5 million for our research efforts at the termination of our collaborative research agreement with Shell, which was terminated effective August 31, 2012. We did not recognize any milestone revenue during the nine months ended September 30, 2012 compared to $3.1 million during the nine months ended September 30, 2011. We will receive no further collaborative research and development revenue from Shell.

Government award revenues decreased $0.5 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to a decrease of $0.7 million in our award from the EDB from $1.3 million in nine months ended September 30, 2011 to $0.6 million during the nine months ended September 30, 2012. This was partially offset by a $0.1 million increase in our DOE award from $1.5 million in the nine months ended September 30, 2011 to $1.6 million during the nine months ended September 30, 2012. The 2012 revenue amount included $0.5 million of revenue recognized in the first quarter of 2012 related to prior periods as a result of a change in accounting estimate related to our indirect billing rates under the award. The award from the U.S. Department of Energy expired June 30, 2012 and no further revenue is expected.

Our top five customers accounted for 85% and 78% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. Shell accounted for 56% and 52% of our total revenues for the nine months ended September 30, 2012 and 2011.

Cost of Product Revenues

	Nine Months Ended September 30,		Change
(In Thousands)	2012	2011	$	%
Cost of revenues:
Product	$24,868	$28,713	$(3,845)	(13%)

Gross profit:
Product	$4,222	$4,815	$(593)	(12%)

Product gross margin %	15%	14%

Our cost of product revenues decreased $3.8 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a $4.4 million decrease in product revenues. Gross margins increased by 1% to 15% during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a change in the sales mix towards higher margin on-patent product sales in the first quarter of 2012.

Operating Expenses

	Nine Months Ended September 30,		Change
(In Thousands)	2012	2011	$	%
Research and development	$46,190	$45,502	$688	2%
Sales, general and administrative	24,093	27,160	(3,067)	(11%)

Total operating expenses	$70,283	$72,662	$(2,379)	(3%)

Research and Development. Research and development expenses increased $0.7 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a $1.4 million increase in employee compensation costs related to increased headcount compared to 2011 and termination benefits resulting from our third quarter restructuring efforts. We incurred additional expenses of $1.0 million for depreciation and amortization expense due to leasehold improvements and capital equipment acquisitions. We incurred an additional $0.3 million for consulting costs related to our expansion into Brazil and for product development. We reduced travel expenses $0.7 million compared to 2011 and decreased lab supplies and outside research cost $0.4 million due to the Shell collaboration ending in August 2012. Stock based compensation decreased $0.6 million. Research and development expenses included stock-based compensation expense of $2.1 million and $2.8 million during the nine months ended September 30, 2012 and 2011, respectively.

Sales, General and Administrative. Sales, general and administrative expenses decreased $3.1 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a $2.3 million decrease in stock compensation costs attributable to the departure of our former Chief Executive Officer and our former Chief Financial Officer. We decreased spending on consultants by $1.3 million and decreased travel costs by $0.5 million compared to the nine months ended September 30, 2011. This was partially offset by $0.8 million expense for an other-than-temporary impairment of our equity investment in CO2 Solutions during the nine months ended September 30, 2012. We incurred additional expenses of $0.2 million for depreciation and amortization expense for our information systems expansion. Sales, general and administrative expenses included stock-based compensation expense of $2.4 million and $4.6 million during the nine months ended September 30, 2012 and 2011, respectively.

Restructuring Charges All Plans

The table below summarizes the changes in our restructuring accrual for all restructuring plans during the nine months ended September 30, 2012 (in thousands):

Severance, benefits and related personnel costs
Restructuring charges	$1,278
Adjustments to previously accrued charges	(60)
Cash payments	(452)

Balance at September 30, 2012	$766

During the first quarter of 2012, our board of directors approved and committed to the Q1 2012 Restructuring Plan. The total cost of the Q1 2012 Restructuring Plan was estimated at $567,000, comprised of employee severance and other termination benefits. As of September 30, 2012, planned costs of $572,000 have been recognized in sales, general and administrative expenses on our condensed consolidated statements of operations. We have made cash payments of $452,000 and recorded $60,000 of reductions to previously recorded charges with the remaining $60,000 recorded in accrued compensation on our condensed consolidated balance sheet. We do not anticipate recording any further charges under this restructuring plan. We anticipate that all costs under the Q1 2012 Restructuring Plan will be paid by December 31, 2012. The table below summarizes the changes in our restructuring accrual for the Q1 2012 Restructuring Plan (in thousands):

Severance, benefits and related personnel costs
Restructuring charges	$572
Adjustments to previously accrued charges	(60)
Cash payments	(452)

Balance at September 30, 2012	$60

During the third quarter of 2012, our board of directors approved and committed to the Q3 2012 Restructuring Plan. The total estimated cost of the Q3 2012 Restructuring Plan is $2.5 million, comprised of employee severance and other termination benefits, facility lease termination costs and equipment disposal. As of September 30, 2012, planned costs of $43,000 have been recognized in sales, general and administrative expenses and $663,000 have been recognized in research and development on our condensed consolidated statements of operations. We have made no cash payments as of September 30, 2012 with $706,000 recorded in accrued compensation on our condensed consolidated balance sheet as of September 30, 2012. We anticipate recording the remaining planned costs of $1.8 million under this restructuring plan during the fourth quarter of 2012 and the first quarter of 2013. We anticipated that all costs under the Q3 2012 Restructuring Plan will be paid by the first half of 2013. The table below summarizes the changes in our restructuring accrual for the Q3 2012 Restructuring Plan (in thousands):

Severance, benefits and related personnel costs
Restructuring charges	$706
Cash payments	—

Balance at September 30, 2012	$706

Other Income (Expense), net

	Nine Months Ended September 30,		Change
(In Thousands)	2012	2011	$	%
Interest income	$210	$195	$15	8%
Other expenses	(320)	(378)	58	(15%)

Total other income (expense), net	$(110)	$(183)	$73	(40%)

Interest Income. Interest income was flat during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Other Expenses. Other expenses, decreased $0.1 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily related to decreased losses from foreign currency translations during the nine months ended September 30, 2012.

Provision for Income Taxes. The tax provision for the nine months ended September 30, 2012 and 2011 primarily consisted of income taxes attributable to foreign operations.

Liquidity and Capital Resources

(In Thousands)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$25,573	$25,762
Marketable securities(1)	24,780	27,720
Accounts receivable, net	16,527	18,917
Accounts payable, accrued compensation and accrued liabilities	18,414	24,503
Working capital (1)	54,109	50,940

(1)	Includes only the current portion of our marketable securities

	Nine Months Ended September 30,
(In Thousands)	2012	2011
Net cash (used in) provided by operating activities	$(7,155)	$2,406
Net cash provided by (used in) investing activities	5,906	(47,251)
Net cash provided by financing activities	894	2,476
Effect of foreign exchange rates on cash and cash equivalents	166	105

Net decrease in cash and cash equivalents	$(189)	$(42,264)

Cash Flows from Operating Activities

Operating activities used $7.2 million of net cash during the nine months ended September 30, 2012. We incurred a net loss of $15.3 million in the nine months ended September 30, 2012, which included depreciation and amortization of $9.5 million and non-cash share-based compensation expense of $4.5 million. Changes in operating asset and liability accounts used $7.2 million of net cash during the nine months ended September 30, 2012.

Operating activities provided $2.4 million of net cash during the nine months ended September 30, 2011. We incurred a net loss of $11.3 million in the nine months ended September 30, 2011, which included depreciation and amortization of $8.5 million and non-cash share-based compensation expense of $7.4 million. Changes in operating asset and liability accounts used $2.6 million of net cash during the nine months ended September 30, 2011.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to our investments in marketable securities and purchases of property and equipment.

Cash provided by investing activities was $5.9 million during the nine months ended September 30, 2012 and consisted of $8.5 million related to our net decrease of investments in marketable securities which represents net amounts transferred into our cash and cash equivalents, offset by capital expenditures of $2.6 million primarily related to the costs of facility improvements and purchases of lab equipment.

Cash used by investing activities totaled $47.3 million during the nine months ended September 30, 2011 and consisted of purchases of marketable securities of $50.9 million and capital expenditures of $7.8 million primarily due to the purchase of lab equipment and improvements to our facilities in Redwood City, California offset by $11.5 million of cash received from maturities and sales of marketable securities.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $0.9 million during the nine months ended September 30, 2012 consisting of proceeds from the exercise of stock options.

Cash provided by financing activities totaled $2.5 million during the nine months ended September 30, 2011 consisting of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. The following table summarizes the future commitments arising from our contractual obligations at September 30, 2012 (in thousands):

	Total	2012	2013	2014	2015	2016	2017 and beyond
Operating leases	$21,453	$821	$3,114	$2,956	$3,040	$3,054	$8,468

Total	$21,453	$821	$3,114	$2,956	$3,040	$3,054	$8,468

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three months ended September 30, 2012. This is discussed in further detail in our Annual Report in Form 10-K filed with the SEC on March 5, 2012.

Equity Price Risk

As described in Note 4 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. In September 2012, the fair value of our investment in CO2 Solutions’s common stock was $0.6 million and our carrying cost for the investment was $1.3 million. We evaluated our investment in the common shares of CO2 Solutions to determine if the impairment was other-than-temporary considering the length of time and extent to which the fair value has been less than our cost, the financial condition and near term prospects of CO2 Solutions, and our management’s ability and intent to hold the securities until fair value recovers and concluded the impairment is other than temporary. As a result of our analysis, we recorded an impairment of $0.8 million during the three months ended September 30, 2012 as an expense in our condensed consolidated statement of operations as sales, general and administrative expense.

This investment is exposed to fluctuations in both the market price of CO2 Solutions’s common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of September 30, 2012 would have been an unrealized loss of approximately $56,000, recognized as a component of our condensed consolidated statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of September 30, 2012 would have been an unrealized loss of approximately $56,000, recognized as a component of our condensed consolidated statements of comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our disclosure committee, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report and in our annual report on Form 10-K:

•	our ability to achieve or maintain profitability;

•	our ability to secure third-party funding for our advanced biofuels program;

•	our ability to obtain substantial additional capital that may be necessary to expand our business;

•	our relationships with and dependence on collaborators in our principal markets;

•	the feasibility of commercializing biofuels and bio-based chemicals derived from cellulose;

•	our dependence on, and the need to attract and retain key management and other personnel;

•	any adverse affects our recent restructuring plan may have on our ability to react to business developments and manage our business;

•	our ability to realize the expected benefits from the reduction in force we undertook at the end of August 2012;

•	our dependence on a limited number of customers;

•	our dependence on a limited number of products in our pharmaceutical business;

•	our primary reliance on one contract manufacturer for commercial scale production of substantially all of our enzymes;

•	the ability of Arch to effectively market pharmaceutical products manufactured using our enzymes;

•	our ability to maintain internal control over financial reporting;

•	our ability to manage our growth;

•	the success of our customers’ pharmaceutical products in the market and the ability of such customers to obtain regulatory approvals for products and processes;

•	our ability to control and to improve pharmaceutical gross margins;

•	our ability to develop and successfully commercialize new products for the pharmaceuticals market;

•	our ability to maintain license rights for commercial scale expression systems for cellulases;

•	fluctuations in the price of and demand for commodities that our enzymes and fermentation organisms can be employed to produce or for substitute commodities;

•	the availability, cost and location of cellulosic biomass sources;

•	changes to existing biofuel regulations and policies;

•	our potential bio-based chemical products might not be approved or accepted by our customers;

•	our ability to independently develop, manufacture, market, sell and distribute commercial cellulase enzymes;

•	our ability to obtain and maintain governmental awards;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses we may acquire with our business;

•	our ability to accurately report our financial results in a timely manner;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business;

•	potential product liability claims;

•	the existence of government subsidies or regulation with respect to carbon dioxide emissions; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We have a history of net losses, such losses may increase due to the termination of our research and collaboration with Shell, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $20.3 million, $8.5 million and $16.6 million in 2009, 2010 and 2011, respectively. As of September 30, 2012, we had an accumulated deficit of $200.0 million. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators, particularly Shell, who accounted for 76%, 62% and 51% of our revenues in 2009, 2010 and 2011, respectively, and 56% of our revenues for the nine months ended September 30, 2012. Our research and development collaboration with Shell terminated effective as of August 31, 2012, and we do not expect to receive further collaboration revenue from Shell. If we are unable to enter into binding collaboration agreements with new partners for our advanced biofuels program, our revenues will decline substantially and our net losses may increase. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also expect to spend significant amounts to fund the development of additional pharmaceutical and potential bioindustrial products, including our CodeXyme™ cellulase enzymes, CodeXol™ detergent alcohols and other products for the advanced biofuel and bio-based chemicals markets. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our advanced biofuels program is heavily dependent on our ability to secure third-party funding.

Our current business plan for biofuels is heavily dependent on third-party funding. We previously received significant funding for our advanced biofuels program from Shell under a collaborative research agreement. This agreement terminated effective as of August 31, 2012. We are in early stage discussions with multiple parties about potential collaborations, but we cannot assure you that any of our discussions will lead to collaborations or that any new collaboration will fully substitute for the termination of the Shell collaboration. We currently do not expect to receive development funding from Raízen to support our advanced biofuels program, although Raízen will remain a target customer for CodeXyme™ should Raízen decide to build capacity for second generation ethanol in Brazil in the future. If we are unable to agree to terms with new collaborators that provide us with the financial assistance and infrastructure necessary for us to develop and commercialize our products and execute our strategy with respect to advanced biofuels, we may need to fund this development ourselves, which will have a material adverse effect on our financial condition, or we may need to suspend the program which may have a material adverse effect on our business and prospects.

Termination of our two-way research collaboration with Shell and our three-way research collaboration with Shell and Iogen may adversely impact our cellulosic ethanol program.

Our advanced biofuels research collaboration with Shell terminated effective as of August 31, 2012 and the research term of the three-way advanced biofuels collaboration with Iogen and Shell terminated on June 30, 2012. As a result of these terminations, our ability to develop technology for use in the production of cellulosic ethanol at commercial scale may be adversely impacted. Despite the termination of the research term of our three-way research collaboration with Shell and Iogen, many elements of our collaborative research and license agreement with Shell and Iogen will continue. For example, the collaborative research and license agreement provides for certain rights, licenses and obligations of each party with respect to intellectual property and program materials that will continue after the research activities have ended. Disagreements or conflicts between and among the parties could develop even though the research program has ended. These disagreements or conflicts could result in expensive arbitration or litigation, which may not be resolved in our favor.

We may need substantial additional capital in the future in order to expand our business.

Our future capital requirements may be substantial, particularly as we continue to develop our business, including investing in our CodeXyme™ cellulase enzymes and CodeXol™ detergent alcohol business opportunities. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our pharmaceutical business, identifying a business partner to fund our cellulase and ethanol programs, our spending to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including bio-based chemicals, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

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

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel as needed in the future, it could disrupt the operation of our business, delay our product development programs, harm our research and development efforts, and we may be unable to pursue collaborations or develop our own products.

Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management team or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy.

In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses, particularly in the areas of biofuels and bio-based chemicals, or due to the availability of personnel with the qualifications or experience necessary for our business. Additionally, potential future government awards may require us to maintain a minimum level of staffing. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists and engineers. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

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

In August and September 2012, we implemented a corporate restructuring plan that included a reduction in work force of approximately 55% of our total workforce and the closure of one of our overseas offices. The restructuring and reductions in workforce have had and may continue to have a negative effect on employee morale, and we may have difficulty in attracting and retaining qualified personnel.

We have implemented cost saving measures in the third and fourth quarters of 2012 and may implement additional cost saving measures in the future. These measures may interfere with the operation of our business and if we are unable to realize the anticipated benefits of these measures, our operating results and financial condition could be adversely affected.

In the third and fourth quarters of 2012, we implemented a reduction in our global workforce and implemented other cost savings measures to reduce our cash expenditures. These measures included the termination of approximately 55% of our global workforce and the closing of our Singapore facility. If we are unable to realize the expected operational efficiencies and financial benefits from this workforce reduction, our operating results and financial condition would be adversely affected. Restructuring costs will include expenses related to severance for terminated employees and other exit-related costs arising from contractual and other obligations. We continue to review our cost structure and may implement further cost saving initiatives in the future. These cost reduction efforts may interfere with our ability to achieve our business objectives, may be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business and may increase the likelihood of turnover of other key employees, all of which may have an adverse impact on our business.

We are dependent on a limited number of customers.

Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2010, our top five customers accounted for 85% of our total revenues, with Shell accounting for 62% of our total revenues. For the year ended December 31, 2011, our top five customers accounted for 77% of our total revenues, with Shell accounting for 51% of our total revenues. For the nine months ended September 30, 2012, our top five customers accounted for 85% of our total revenues, with Shell accounting for 56% of our total revenues. Our research collaboration with Shell terminated effective as of August 31, 2012, which means that we will not receive any additional collaboration funding from Shell. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss of business from Shell will, and the loss or reduction from one or a combination of our other significant customers could, materially adversely affect our revenues, financial condition and results of operations.

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

We primarily rely on one contract manufacturer for our pharmaceutical business, Lactosan GmbH & Co. KG, or Lactosan, to manufacture substantially all of the commercial enzymes used in our pharmaceutical business. Our pharmaceutical business, therefore, faces risks of difficulties with, and interruptions in, performance by Lactosan, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. We have qualified other contract manufacturers to manufacture enzymes for our pharmaceutical business, but currently have limited reliance on them for our supply requirements. The failure of any contract manufacturers that we may use to supply manufactured enzymes on a timely basis or at all, or to manufacture our enzymes in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand would adversely affect our ability to sell pharmaceutical products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. We may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.

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

We also expect to use contract manufacturers to produce our cellulase enzymes. Our cellulase enzyme business will encounter similar risks in engaging contract manufacturers as our pharmaceutical business in the event we elect to use contract manufacturers.

Our generic pharmaceutical business is partially dependent on Arch’s ability to effectively market and sell certain pharmaceutical products.

Under our new agreement with Arch, Arch manufactures and sells certain APIs and intermediates to pharmaceutical companies worldwide. Arch purchase enzymes from us to manufacture these APIs and intermediates. A portion of our pharmaceuticals product revenues are dependant on Arch’s ability to market and sell APIs and intermediates that are made by Arch using our enzymes. We cannot control Arch’s level of activity or expenditures relating to the marketing of such pharmaceutical products relative to the rest of their products or marketing efforts. Arch may fail to effectively market these pharmaceutical products. Conflicting priorities, competing demands or other factors that we cannot control, and of which we may not be aware, may cause Arch to deemphasize such pharmaceutical products. If Arch does not successfully promote these pharmaceutical products in the marketplace, this could have an adverse impact on our pharmaceutical business and our revenues and operating results.

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

Our pharmaceutical product gross margins have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, including product mix, pricing pressure from our pharmaceutical customers and competition from other products or technologies. This variability may have a material adverse impact on our operating results and financial condition and cause our stock price to decline.

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

Our business opportunities in the biofuel and bio-based chemical markets may be dependent on the availability and price of feedstocks, including sugar, starch and cellulosic biomass. If the availability of these feedstocks decreases or their price increases, this may reduce the desirability of our biofuel and bio-based chemical products and have a material adverse effect on our financial condition and operating results. At certain levels, prices may make these products uneconomical to use and produce.

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

•

increased demands on our limited resources created by our diversified, global operations may require us to expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel which we may be unable to do effectively;

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

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of September 30, 2012, we owned or controlled approximately 307 issued patents and approximately 320 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals manufacturing, biofuels and bio-based chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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

The laws of some foreign countries, including Brazil, where we have recently begun to do business, do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending Intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property, particularly those relating to biotechnology and/or bioindustrial technologies. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Additionally, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

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

We face intense competition in the pharmaceuticals market. There are a number of companies who compete with us throughout the various stages of a pharmaceutical product’s lifecycle. Many large pharmaceutical companies have internal capabilities to develop and manufacture intermediates and APIs. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, Pfizer and Teva Pharmaceutical Industries Ltd. There are also many large, well-established fine chemical manufacturing companies, such as DSM, BASF Corporation and Lonza Group Ltd, that compete to supply pharmaceutical intermediates and APIs to our customers. We also face increasing competition from generic pharmaceutical manufacturers and contract manufacturers in low cost centers such as India and China.

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

Risks Related to Owning our Common Stock

We are subject to anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law, as well as our stockholder rights plan, that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

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

On September 3, 2012, we entered into a stockholder rights plan and declared a dividend of one preferred stock purchase right for each share of our common stock held by stockholders of record as of September 18, 2012. Each right entitles stockholders, after the rights become exercisable, to purchase one one-thousandth of a share of our Series A Preferred Stock, par value $0.0001, at a purchase price of $11.35 per one-thousandth of a share of Series A Preferred Stock. In general, the rights become exercisable at the close of business on the tenth business day following (i) public announcement that a person or group acquired 15% or more of our common stock or (ii) commencement or announcement of a tender offer for 15% or more of our common stock. The rights may discourage a third-party from making an unsolicited proposal to acquire us, as exercise of the rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.0001 per right at any time before any person or group acquires 15% or more of our outstanding common stock. These rights expire in September 2013.

Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.

Based on the number of shares outstanding as of September 30, 2012, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 35.95% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of September 30, 2012, Raízen, Biomedical Sciences Investment Fund Pte Ltd. and CMEA Ventures beneficially owned approximately 14.9%, 8.5% and 8.1% of our common stock, respectively.

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

Not applicable.

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

(a)

On November 5, 2012, the Company entered a change of control severance agreement with David Anton, the Company’s Senior Vice President, BioIndustrials, in the form entered into between the Company and certain of its officers, as filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-164044), effective April 21, 2010. See the Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2012 related to the Company’s 2012 Annual Meeting of Stockholders for a description of the Company’s form change of control severance agreement.

On November 1, 2012, the Company entered into an Enzyme Supply Agreement (the “New Arch Enzyme Supply Agreement”) with Arch, pursuant to which Arch agreed to exclusively purchase enzymes from the Company for use in the manufacture of certain of Arch’s products (the “Specified Products”) and the Company agreed to exclusively supply, with limited exceptions, certain of the Company’s proprietary enzymes to Arch at an agreed upon price for use in such manufacture. The exclusivity may expire in certain circumstances, including if Arch fails to purchase a specified minimum quantity of enzymes from the Company. Under the terms of the New Arch Supply Agreement, Arch has an obligation to use commercially reasonably efforts to market the Specified Products to its customers. The Company has agreed not to buy or source any of the Specified Products from anyone other than Arch and has agreed not to sell any Specified Products to any of Arch’s customers. Each of the parties to the New Arch Supply Agreement has made customary representations, warranties and covenants in the New Arch Supply Agreement and each party has agreed to indemnify the other for certain losses arising out of breaches of such representations, warranties and covenants, and other specified matters. The New Arch Supply Agreement terminates on February 16, 2020, unless extended by mutual agreement of the parties and/or unless terminated at an earlier date in accordance with the customary terminations provisions contained in the Agreement.

The New Arch Supply Agreement supersedes and terminates each of (i) the Enzyme and Product Supply Agreement, effective as of February 16, 2010, as amended April 22, 2011 and August 17, 2011, between the Company and Arch, (ii) the Memorandum of Understanding for Transfer Pricing and Royalty Calculation, effective as of February 16, 2010, as amended April 25, 2011, between the Company and Arch, (iii) the Product Supply Agreement, effective as of February 16, 2010, as amended April 22, 2011 and August 17, 2011, between Codexis Laboratories India Private Limited (“Codexis India”) and Arch, and (iv) the Memorandum of Understanding for Transfer Pricing, effective as of February 16, 2010, as amended April 25, 2011, between Codexis India and Arch, as amended (collectively, the “Prior Arch Supply Agreements”). The Prior Arch Supply Agreements provided that the Company would supply Arch with enzymes at an agreed upon price, and Arch would in turn manufacture certain APIs, or intermediates used in the manufacture of APIs, using those enzymes and would supply such APIs or intermediates to the Company at a formula-based or agreed upon price. The Company had the exclusive right to sell such APIs or intermediates to innovator pharmaceutical companies worldwide, generic pharmaceutical companies in the United States, Canada, Europe and Israel, and certain pharmaceutical companies in India. Arch had the exclusive right to manufacture, market and sell such APIs or intermediates to generic pharmaceutical companies in countries other than the United States, Canada, Europe and Israel, and certain other pharmaceutical companies in India. Under this collaboration, Arch owed a license royalty to the Company based on the volume of product they sold to the Company or the customers to which it sold product directly. Royalties earned from Arch under this arrangement were $752,000 for the twelve months ended December 31, 2011 and $589,000 in the nine months ended September 30, 2012. With the termination of the Prior Arch Supply Agreements, Arch will no longer produce APIs and intermediates for the Company and will no longer pay the Company royalties on the sale of APIs and intermediates to customers, and the Company will no longer have exclusive rights to market such APIs and intermediates in certain markets.

The foregoing is only a summary of the material terms of the New Arch Supply Agreement, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Agreement that will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2012.

(b)

Not applicable.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of Codexis, Inc., filed with the Secretary of State of the State of Delaware on September 4, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 4, 2012).

3.3	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2012, filed on August 9, 2012).

4.2	Rights Agreement by and between the Company and Wells Fargo Bank, N.A., which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, dated as of September 3, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 4, 2012).

10.1	Exclusive Negotiation Agreement by and between the Company and Equilon Enterprises LLC dba Shell Oil Products US effective as of July 10, 2012.

10.2†	Agreement by and between the Company and Equilon Enterprises LLC dba Shell Oil Products US effective as of August 31, 2012.

10.3	Offer Letter Agreement by and between the Company and David O’Toole effective as of September 1, 2012.

10.4	David O’Toole Stock Option Grant Notice and Stock Option Agreement dated September 10, 2012 between David O’Toole and the Company.

10.5	David O’Toole Restricted Stock Grant Notice and Restricted Stock Agreement dated September 10, 2012 between David O’Toole and the Company.

10.6	Sixth Amendment to Lease by and between the Company and Metropolitan Life Insurance Company dated as of September 27, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Nine months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine months Ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date: November 7, 2012	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:November 7, 2012	By:	/s/ David O’Toole
David O’Toole Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of the State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2	Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2012, filed on August 9, 2012).

10.1	Exclusive Negotiation Agreement by and between the Company and Equilon Enterprises LLC dba Shell Oil Products US effective as of July 10, 2012.

10.2†	Agreement by and between the Company and Equilon Enterprises LLC dba Shell Oil Products US effective as of August 31, 2012.

10.3	Offer Letter Agreement by and between the Company and David O’Toole effective as of September 1, 2012.

10.4	David O’Toole Stock Option Grant Notice and Stock Option Agreement dated September 10, 2012 between David O’Toole and the Company.

10.5	David O’Toole Restricted Stock Grant Notice and Restricted Stock Agreement dated September 10, 2012 between David O’Toole and the Company.

10.6	Sixth Amendment to Lease by and between the Company and Metropolitan Life Insurance Company dated as of September 27, 2012.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101**	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Nine months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine months Ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.