Form 10-Q
period 2013-03-31
CODEXIS INC
filed 2013-05-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-34705
_____________________________________________
Codexis, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	71-0872999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Penobscot Drive, Redwood City	94063
(Address of principal executive offices)	(Zip Code)
650 421 8100
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013, there were 38,026,352 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q
For The Three Months Ended March 31, 2013

Codexis, Inc.

Condensed Consolidated Balance Sheets
(In Thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$31,231	$32,003
Marketable securities	12,944	13,524
Accounts receivable, net of allowances of $150 at March 31, 2013 and December 31, 2012, respectively	7,412	7,545
Inventories	1,686	1,302
Prepaid expenses and other current assets	4,095	5,395
Total current assets	57,368	59,769
Restricted cash	1,511	1,511
Non-current marketable securities	1,939	3,623
Property and equipment, net	14,792	16,650
Intangible assets, net	12,090	12,934
Goodwill	3,241	3,241
Other non-current assets	2,701	2,237
Total assets	$93,642	$99,965
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,445	$3,654
Accrued compensation	4,152	3,495
Other accrued liabilities	4,826	6,948
Deferred revenues	4,352	2,186
Total current liabilities	17,775	16,283
Deferred revenues, net of current portion	1,254	1,299
Other long-term liabilities	3,868	3,943
Commitments and contingencies (note 8)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	295,863	294,128
Accumulated other comprehensive income (loss)	56	(136)
Accumulated deficit	(225,178)	(215,556)
Total stockholders’ equity	70,745	78,440
Total liabilities and stockholders’ equity	$93,642	$99,965
(*) The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product	$9,137	$15,167
Collaborative research and development	2,344	14,612
Government awards	—	1,357
Total revenues	11,481	31,136
Costs and operating expenses:
Cost of product revenues	5,665	12,642
Research and development	7,322	16,349
Selling, general and administrative	8,124	9,395
Total costs and operating expenses	21,111	38,386
Loss from operations	(9,630)	(7,250)
Interest income	27	75
Other expenses	(85)	(118)
Loss before provision (benefit) for income taxes	(9,688)	(7,293)
Provision (benefit) for income taxes	(65)	197
Net loss	$(9,623)	$(7,490)
Net loss per share of common stock, basic and diluted	(0.25)	(0.21)
Weighted average common shares used in computing net loss per share of common stock, basic and diluted	37,842	36,057
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(9,623)	$(7,490)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	165
Unrealized gain (loss) on marketable securities, net of tax of $123 and $0 for the three months ended March 31, 2013 and 2012, respectively	192	(299)
Other comprehensive income (loss)	192	(134)
Total comprehensive loss	$(9,431)	$(7,624)
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(9,623)	$(7,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	844	916
Depreciation and amortization of property and equipment	1,798	2,203
Loss on disposal of property and equipment	108	79
Stock-based compensation	1,472	1,169
Accretion of asset retirement obligation	—	7
Amortization of premium on marketable securities	(43)	156
Changes in operating assets and liabilities:
Accounts receivable	133	370
Inventories	(384)	(325)
Prepaid expenses and other current assets	1,301	(1,748)
Other assets	(464)	160
Accounts payable	792	(1,386)
Accrued compensation	656	(2,399)
Other accrued liabilities	(2,197)	3,646
Deferred revenues	2,120	5,235
Net cash (used in) provided by operating activities	(3,487)	593
Investing activities:
Purchase of property and equipment	(48)	(2,107)
Purchase of marketable securities	—	(8,926)
Proceeds from sale of marketable securities	—	5,000
Proceeds from maturities of marketable securities	2,500	6,024
Net cash provided by (used in) investing activities	2,452	(9)
Financing activities:
Proceeds from exercises of stock options	263	94
Net cash provided by financing activities	263	94
Effect of exchange rate changes on cash and cash equivalents	—	164
Net decrease in cash and cash equivalents	(772)	842
Cash and cash equivalents at the beginning of the period	32,003	25,762
Cash and cash equivalents at the end of the period	$31,231	$26,604
See accompanying notes to the unaudited condensed consolidated financial statements

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
In these Notes to condensed consolidated financial statements, the “Company,” “we,” “us” and “our” refer to Codexis, Inc. and its subsidiaries on a consolidated basis.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on April 2, 2013. The December 31, 2012 condensed consolidated balance sheet included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2013 and results of our operations, comprehensive loss and cash flows for the three months ended March 31, 2013 and 2012. The interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The unaudited interim condensed consolidated financial statements include the accounts of Codexis, Inc. and our wholly-owned subsidiaries. We have subsidiaries in the United States, Brazil, Hungary, India, Mauritius, The Netherlands and Singapore. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Our management regularly assesses these estimates which primarily affect revenue recognition, the valuation of marketable securities and accounts receivable, intangible assets, goodwill arising out of business acquisitions, inventories, accrued liabilities, common stock, and stock options and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.

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
Where the United States dollar is the functional currency, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Foreign currency transaction gains and losses are recorded in other expense on the condensed consolidated statement of operations and are not material for any period presented.
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
Our top five customers accounted for 94% and 83% of our total revenues for the three months ended March 31, 2013 and 2012, respectively.

Credit risk with respect to accounts receivable exists to the full extent of amounts presented in the condensed consolidated financial statements. We periodically require collateral to support credit sales. We estimate an allowance for doubtful accounts through specific identification of potentially uncollectible accounts receivable based on an analysis of our accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our consolidated financial position, results of operations, and cash flows.
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
Cash, Cash Equivalents and Marketable Securities
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Marketable securities included in current assets are comprised of corporate bonds, commercial paper, and United States Treasury obligations. Marketable securities included in non-current assets are comprised of corporate bonds and United States Treasury obligations that have a maturity date greater than 1 year. Our investment in common shares of CO2 Solutions Inc. (“CO2 Solutions”) is included in non-current marketable securities. As of March 31, 2013, there were no unrealized losses related to our equity securities.
We perform separate evaluations of impaired debt and equity securities to determine if the unrealized losses as of the balance sheet date are other-than-temporary impairment.
For our investments in equity securities, our evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and our management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on our current and forecasted liquidity requirements, our capital requirements and securities portfolio objectives. Based on our evaluation, we concluded during the third quarter of 2012, the unrealized losses related to our equity investment in the common shares of CO2 Solutions were other-than-temporary and as a result, we recorded $0.8 million as a selling, general and administrative expense in our condensed consolidated statement of operations (see Note 6).
For our investments in debt securities, our management determines whether we intend to sell or if it is more-likely-than-not that we will be required to sell impaired securities. This determination considers our current and forecasted liquidity requirements, our capital requirements and securities portfolio objectives. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. We conduct a regular assessment of our debt securities with unrealized losses to determine whether the securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. As of March 31, 2013, there were no unrealized losses related to our debt securities.
Our investments in debt and equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported on the condensed consolidated statement of comprehensive loss unless considered other-than-temporary. Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or other expenses. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three months ended March 31, 2013 and 2012.
Impairment of Long-Lived Assets and Intangible Assets
Long-lived and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate.
Our intangible assets with finite lives consist of customer relationships, developed core technology, trade names, and the intellectual property (“IP”) rights associated with the acquisition of Maxygen's directed evolution technology in 2010. Intangible assets were recorded at their fair values at the date we acquired the assets and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives. The Company's long-lived assets include property, plant and equipment, and other non-current assets.
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
The Core IP is the only finite-lived intangible asset on our balance sheet as of March 31, 2013 and is considered the primary asset within the Asset Group. The remaining useful life of the Core IP extends through the fourth quarter of 2016. There has been no significant change in the utilization or estimated life of our Core IP since we acquired the technology patent portfolio from Maxygen. The estimated remaining useful life of our Core IP is not impacted by the termination of the Shell Research Agreement, which is described in Note 3 below.
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
The result of our impairment analysis as of December 31, 2012 indicated that the undiscounted cash flows for the Asset Group was greater than the carrying value of the Asset Group by approximately 14%. During the first quarter of 2013, we made no changes to our underlying forecasts nor did we identify any indicators of potential impairment or other new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2012.
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
Goodwill was tested for impairment as of October 1, 2012, the date of the Company's annual impairment review. The Company concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. No impairment charges were recorded during the years ended December 31, 2012, 2011 and 2010. During the first quarter of 2013, we did not identify any indicators of impairment that would indicate that the carrying value of goodwill may not be recoverable.
Restricted Cash
Restricted cash consisted of amounts invested in money market accounts primarily for purposes of securing a standby letter of credit as collateral for our Redwood City, California facility lease agreement and for the purpose of securing a working capital line of credit. Restricted cash was unchanged during the three months ended March 31, 2013.
Revenue Recognition
Revenues are recognized when the four basic revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) products have been delivered, transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.
Our primary sources of revenues consist of product revenues, collaborative research and development agreements and government awards. Collaborative research and development agreements typically provide us with multiple revenue streams, including up-front fees for licensing, exclusivity and technology access, fees for full-time employee equivalent (“FTE”) services and the potential to earn milestone payments upon achievement of contractual criteria and royalty fees based on future product sales or cost savings by our customers. Our collaborative research and development revenues consist of revenues from

Equilon Enterprises LLC dba Shell Oil Products US (“Shell”) and revenues from other collaborative research and development agreements.
For each source of product revenues, collaborative research and development revenues and award revenues, we apply the following revenue recognition criteria:

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

•
Other payments received, which are contingent solely upon the passage of time or the result of a collaborative partner’s performance, are recognized as revenue when earned in accordance with the contract terms and when such payments can be reasonably estimated and collectability is reasonably assured.

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

•
Product revenues are typically based on contractual agreements. Product revenues are recognized once passage of title and risk of loss has occurred and contractually specified acceptance criteria have been met, provided all other revenue recognition criteria have also been met. Product revenues consist of sales of biocatalysts, intermediates, active pharmaceutical ingredients and Codex Biocatalyst Panels and Kits. Cost of product revenues includes both internal and third party fixed and variable costs, including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product revenues.

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
The following options to purchase common stock, restricted stock units and warrants to purchase common stock were excluded from the computation of diluted net loss per share of common stock for the three months ended March 31, 2013 and 2012 because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	5,117	8,287
Restricted stock units	2,149	1,138
Warrants to purchase common stock	260	266
Total	7,526	9,691
Accounting Guidance Update
Recently Adopted Accounting Guidance
In February 2013, the FASB issued ASU 2013-02 related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. We adopted this accounting standard on January 1, 2013, and the adoption of this guidance did not have a material impact on our financial statements or disclosures.
3. Collaborative Research and Development Agreements
Shell and Raízen
In November 2006, we entered into a collaborative research agreement and a license agreement with Shell to develop biocatalysts and associated processes that use such biocatalysts.
In November 2007, we entered into a new and expanded five-year collaborative research agreement (“Shell Research Agreement”) and a license agreement (the “Shell License Agreement”) with Shell. In connection with the Shell Research Agreement, we agreed to use our proprietary technology platform to discover and develop enzymes and microorganisms for use in converting cellulosic biomass into biofuels and related products and Shell agreed to pay us (i) research funding at specified rates per FTE working on the project during the research term, (ii)  payments upon the achievement of milestones, and (iii) royalties on future product sales. The Shell Research Agreement also specified certain minimum levels of FTE services that we were required to allocate to the collaboration efforts that increased over the term of the agreement, which was originally set to expire on November 1, 2012.
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
Under the New Shell Agreement, Shell granted us royalty-bearing, non-exclusive rights and licenses to develop, manufacture, use and sell biocatalysts and microbes in the field of converting cellulosic biomass into fermentable sugars on a worldwide basis, except for Brazil, where such sugars are converted into liquid fuels, fuel additives or lubricants (the “Field of Use”). Raízen Energia S.A. (“Raízen”) holds the exclusive rights to use our enzymes and microbes for converting cellulosic biomass into fermentable sugars in Brazil, where such sugars are converted into ethanol. Following the date on which our biocatalysts are used to produce sugars used in the Field of Use sufficient to produce 30.0 million gallons of liquid fuel, we will be required to pay Shell a royalty on our sales to third parties of our enzymes and microbes in the Field of Use, equal to a low single-digit percentage of net sales and we will also be required to pay Shell a royalty on our use of biocatalysts in the Field of Use, equal to a low single-digit percentage of our applicable net sales of such enzymes or microbes. Shell is also entitled to discounted pricing under the New Shell Agreement for biocatalysts purchased from us by Shell for use in the Field of Use, but we are under no obligation to sell such biocatalysts to Shell.

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
In accordance with our revenue recognition policy, the $20 million up-front exclusivity fee and the research funding fees received for FTE services under the Shell Research Agreement were recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by us over the five-year research period commencing November 2007. Milestones payments to be earned under this agreement were determined to be at risk at the inception of the arrangement and substantive and were recognized upon achievement of the applicable milestone and when collectability of such payment was reasonably assured. There are no further milestone payments under the Shell Research Agreement, other than a $3.0 million milestone payment described above for which we may become eligible. We did not record any milestone revenues during the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, our collaborative research and development revenue from Shell was zero and $13.9 million, respectively.
Under the Shell Research Agreement and Shell License Agreement, we had the right, if mutually agreed upon with Shell, to license technology from third parties that would assist us in meeting objectives under the collaboration and Shell was obligated to reimburse us for the licensing costs of the technology. Payments made by us to the third-party providers were recorded as research and development expenses related to our collaborative research agreement with Shell. Shell reimbursed us for licensing costs of $105,000 and $233,000 for the three months ended March 31, 2013 and 2012, respectively. We recorded these reimbursements against the costs incurred.
In June 2011, Shell completed the transfer of all of its equity interests in us, together with the associated right to appoint one member to our board of directors, to Raízen, Shell's joint venture with Cosan S.A. Indústria e Comércio, (“Cosan”) in Brazil. As a result, Shell is no longer considered a related party. Notwithstanding the above, Shell did not transfer the Shell Research Agreement to Raízen. Additionally in September 2011, we entered into a joint development agreement directly with Raízen. Work under this joint development agreement has been completed and we do not expect this project to continue.
Research and Development Collaboration
On February 1, 2012, we entered into a five year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Agreement") whereby Merck Sharp and Dohme Corp. ("Merck") may obtain commercial scale substance for their use in the manufacture of their products. Merck may extend the term of the Sitagliptin Agreement for an additional five years in its sole discretion.
The Sitagliptin Agreement calls for Merck to pay an annual license fee for the rights to the Sitagliptin technology each year for the term of the Sitagliptin Agreement. During the first quarter of 2013, we received and recorded as deferred revenue, $2.5 million from Merck related to the license fee. The license fee will be recognized as collaborative research and development revenue ratably during the five year term of the Sitagliptin Agreement. During the first quarter of 2013, we recognized $328,000 of the license fee as collaborative research and development revenue.
Pursuant to the Sitagliptin Agreement, Merck may purchase substance from us for a fee. During the first quarter of 2013 we recognized $0.5 million in revenue related to substance delivered under the Sitagliptin Agreement. The substance price is based on an agreed upon formula. Under the Sitagliptin Agreement, Merck has the right to identify and qualify additional substance manufacturers for a portion of its substance requirements. We have agreed to transfer the necessary technical support to produce the substance to such additional substance manufacturers in exchange for a one-time fee. Due to a lack of stand alone value of the license, we determined the annual license fee cannot be considered as a separate unit of accounting until

Merck qualifies an additional substance manufacturer. Therefore, it is combined with the supply of substance under the arrangement into a single unit of accounting.
Manufacturing Collaboration
Arch
In February 2010, we consolidated certain of the contractual terms in our then-existing agreements with Arch by simultaneously terminating all of our existing agreements with Arch, other than the Master Services Agreement with Arch entered into as of August 1, 2006, and entering into amended agreements with Arch. The amended agreements, among other things, provided for biocatalysts supplied from us to Arch and intermediates supplied from Arch to us. We sold biocatalysts to Arch at an agreed upon price, and Arch manufactured intermediates on our behalf. Arch sold the intermediates to us at a formula-based or at an agreed upon price. We then directly marketed and sold the intermediates to a specified group of customers in the generic pharmaceutical industry. Under the amended agreements, Arch also sold intermediates directly to other customers, and a license royalty was owed by Arch to us based on the volume of product they sold to us and to their other customers. Royalties earned from Arch under this arrangement were zero and $257,000 for the three months ended March 31, 2013 and 2012, respectively.
In November 2012, we entered into a new commercial arrangement with Arch by simultaneously terminating all of our existing supply agreements with Arch and entering into the New Arch Enzyme Supply Agreement pursuant to which Arch agreed to exclusively purchase enzymes from us for use in the manufacture of certain of Arch's products and we agreed to exclusively supply, with limited exceptions, certain of our enzymes to Arch at an agreed upon price for use in such manufacture. Under the New Arch Enzyme Supply Agreement, Arch will no longer produce atorva-family active pharmaceutical ingredients (“APIs”) and intermediates for us and Arch will no longer pay us royalties on their sale of such APIs and intermediates to customers and we will no longer have exclusive rights to market such APIs and intermediates in certain markets. For the three months ended March 31, 2013, we recognized $2.1 million in product revenue for the one-time sale of enzyme inventory to Arch pursuant to the New Arch Enzyme Supply Agreement.

4. Joint Development Agreement with CO2 Solutions
On December 15, 2009, we entered into an exclusive joint development agreement with CO2 Solutions, a company based in Quebec City, Quebec, Canada, whose shares are publicly traded in Canada on TSX Venture Exchange. The joint development agreement expired in January 2011. Under the agreement, we obtained a research license to CO2 Solutions' intellectual property and agreed to conduct research and development activities jointly with CO2 Solutions with the goal of advancing the development of carbon management technology. We also purchased 10,000,000 common shares (approximately 16.6% of the total common shares outstanding at the time of investment) of CO2 Solutions in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. In July 2012, Alan Shaw, our former Chief Executive Officer resigned from the board of directors of CO2 Solutions and we are currently considering potential replacements to this designated board seat.
In January 2011, we extended our joint development agreement with CO2 Solutions on essentially the same terms as the original agreement. The extended agreement expires nine months after the expiry of any third party collaborations. This agreement expired in February 2013.
We concluded that through March 31, 2013, we did not have the ability to exercise significant influence over CO2 Solutions' operating and financial policies. We consider our investment in CO2 Solutions' common shares as an investment in a marketable security that is available for sale, and carry it at fair value in non-current marketable securities. As discussed in Note 6, we recorded an impairment of $0.8 million in our condensed consolidated statement of operations as sales, general and administrative expense during the year ended December 31, 2012. Subsequent changes in fair value have been recognized in the condensed consolidated statement of comprehensive loss. The fair value of our CO2 Solution’s common shares as of March 31, 2013 was determined by trading on the TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solutions as a Level 1 investment as discussed in Note 6.
5. Balance Sheets Details
Cash Equivalents and Marketable Securities
At March 31, 2013, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$17,931	$—	$—	$17,931	n/a
Corporate bonds (unamortized cost)	8,437	9	—	8,446	82
U.S. Treasury obligations (unamortized cost)	5,505	4	—	5,509	172
Common shares of CO2 Solutions	563	367	—	930	n/a
Total	$32,436	$380	$—	$32,816
The total cash and cash equivalents balance of $31.2 million as of March 31, 2013 was comprised of money market funds of $17.9 million, and $13.3 million held as cash, primarily with major financial institutions in North America. At March 31, 2013, we had no marketable security in an unrealized loss position.
At December 31, 2012, cash equivalents and marketable securities consisted of the following (in thousands):

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
The total cash and cash equivalents balance of $32.0 million as of December 31, 2012, was comprised of money market funds of $24.8 million and $7.2 million held as cash, primarily with major financial institutions in North America. At December 31, 2012, we had no marketable securities in an unrealized loss position.
Inventories
Inventories, net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$629	$588
Work in process	112	52
Finished goods	945	662
Total inventories	$1,686	$1,302
6. Fair Value
Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:
Level 1 - Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 - Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.
For Level 2 financial instruments, our investment advisor provides us with monthly account statements documenting the value of each investment based on prices received from an independent third-party valuation service provider. This third party evaluates the types of securities in our investment portfolio and calculates a fair value using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals. As we are ultimately responsible for the determination of the fair value of these instruments, we perform quarterly analyses using prices obtained from another independent provider of financial instrument valuations, to validate that the prices we have used are reasonable estimates of fair value.
The following table presents our financial instruments that were measured at fair value on a recurring basis at March 31, 2013 by level within the fair value hierarchy (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets
Money market funds	$17,931	$—	$—	$17,931
Corporate bonds	—	8,446	—	8,446
U.S. Treasury obligations	—	5,509	—	5,509
Common shares of CO2 Solutions	930	—	—	930
Total	$18,861	$13,955	$—	$32,816
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
We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange. Accordingly, we have classified our investment in CO2 Solutions as a Level 1 investment. As of March 31, 2013, the fair value of our investment in CO2 Solutions’ common stock was $0.9 million with an unrealized gain of $0.2 million, net of $0.1 million of tax. During 2012, we evaluated our investment in the common shares of CO2 Solutions and determined the impairment was other-than-temporary considering the length of time and extent to which the fair value has been less than our cost, the financial condition and near term prospects of CO2 Solutions, and our management's ability and intent to hold the securities until fair value recovers. As a result of our analysis, we recorded an impairment of $0.8 million during the year ended December 31, 2012 as an expense in our condensed consolidated statement of operations as selling, general and administrative expense. At December 31, 2012, the estimated fair value of our investment in CO2 Solutions’ common stock was $0.6 million with an unrealized gain of $47,000.
7. Related Party Transactions
Shell and Raízen
Prior to June 2011 Shell was considered a related party due to the size of its ownership interest. As discussed in Note 3, “Collaborative Research and Development Agreements,” Shell transferred full ownership of our common stock to Raízen, Shell's joint venture with Cosan in Brazil. Based on our analysis and effective as of July 1, 2011, Shell was no longer considered a related party. Before June 30, 2011, related party receivables, related party deferred revenue, and related party collaboration research and development revenue were primarily comprised of transactions under our five-year Shell Research Agreement (replaced by the New Shell Agreement effective as of August 31, 2012) and the Shell License Agreement. The revenues earned from Shell are included in the collaborative research and development line on our condensed consolidated statement of operations. Collaborative research and development revenue received from Shell accounted for 51%, 51% and 62% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Collaborative research and development revenue received from Shell accounted for zero and 45% of our revenues for the three months ended March 31, 2013 and 2012, respectively.
At the time of the transfer, Raízen owned 5.6 million shares of our common stock and had the right to appoint a member to our board of directors. This right terminated upon the termination of the Shell Research Agreement effective August 31, 2012. In September 2011, we entered into a joint development agreement with Raízen to develop an improved first generation ethanol process with enhanced economics. There has been no material financial activity with Raízen through March 31, 2013 and work under this joint development agreement has been completed and we do not expect this project to continue.
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
During the three months ended March 31, 2013 and 2012, we recognized $1.0 million and $150,000 of revenue, respectively, related to this arrangement, shown in our condensed consolidated statement of operations as collaborative research and development revenue. We did not recognize any revenue from Exela prior to 2011. As of March 31, 2013 and December 31, 2012, we had no amounts owed from Exela.
8. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California where we occupy approximately 107,000 square feet of office and laboratory space in four buildings. On March 16, 2011, we entered into a Fifth Amendment to Lease (the “Fifth Amendment”) with Metropolitan Life Insurance Company (“MetLife”) with respect to our offices located at 200 and 220 Penobscot Drive, Redwood City, California, (the “Penobscot Space”) and 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”) and with respect to approximately 29,921 square feet of additional space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). Under the Fifth Amendment, the term of the lease of the Penobscot Space, the Building 2 Space and the Saginaw Space lasts until January 31, 2020, and we have options to extend for two additional five year periods. The Fifth Amendment provided a number of incentives to us including forgiveness of rent payments for the initial two months of the lease term, a tenant improvement allowance (“TIA”) of $2.4 million and an additional $0.8 million in special allowances for certain HVAC costs. We applied the TIA funds toward capital improvements to the expanded facility as well as upgrades and reconfiguration of existing lab and office space.
As of December 31, 2012, we incurred $3.6 million of capital improvement costs related to the facilities. We requested and received $3.2 million of reimbursements from the landlord out of the TIA and the special HVAC allowance for the completed construction. The TIA was recorded when cash was received and is amortized on a straight line basis over the term of the lease as a reduction in rent expense.
We also lease space in the 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”). The lease for the 501 Chesapeake Space was not extended with the Fifth Amendment. In September 2012, we entered into a Sixth Amendment to Lease (the “Sixth Amendment”) with MetLife with respect to the 501 Chesapeake Space. The Sixth Amendment extends the term of the lease of the 501 Chesapeake Space, which would have otherwise expired on January 31, 2013, to January 31, 2017. Pursuant to the Sixth Amendment, we have two consecutive options to extend the term of the lease for the 501 Chesapeake Space for an additional period of five years per option.
As part of the Q3 2012 Restructuring Plan, we are in the process of vacating the Saginaw Space and we have begun marketing the facility for sublease (see Note 12).
Rent expense is recognized on a straight-line basis over the term of the lease. In accordance with the terms of the amended lease agreement, we exercised our right to deliver letters of credit in lieu of a security deposit. The letters of credit in the amount of $0.7 million as of March 31, 2013 and December 31, 2012, are collateralized by deposit balances held by our bank. These deposits are recorded as restricted cash on the condensed consolidated balance sheets.
We also rent facilities in Hungary. Rent expense is being recognized on a straight-line basis over the respective terms of these leases. Our leased facility in Singapore has been vacated and we recorded a cease use liability of $320,000 representing the remaining six months lease term for the facility as an accrued expense at December 31, 2012. As of March 31, 2013, $145,000 remained as an accrued expense for the final three months of the lease term.
As of March 31, 2013 and December 31, 2012, we had asset retirement obligations of $109,000 and $109,000, respectively, from operating leases, whereby we must restore the facilities that we are renting to their original form. We incurred zero and $7,000 of accretion expense related to our asset retirement obligations during the three months ended March 31, 2013 and 2012, respectively. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each period and we make adjustments if our estimates change.
Future minimum payments under noncancellable operating leases are as follows at March 31, 2013 (in thousands):

Lease payments
9 months ending December 31,
2013	$2,280
Years ending December 31,
2014	2,947
2015	3,031
2016	3,047
2017	2,677
2018 and beyond	5,790
Total	$19,772
Litigation
We have been subject to various legal proceedings related to matters that have arisen during the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, we have determined, based upon the information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.
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
9. Warrants
Our outstanding warrants are exercisable for common stock at any time during their respective terms. During the three months ended March 31, 2013, no warrants were exercised.
As of March 31, 2013, the following warrants were issued and outstanding:

March 31, 2013
Issue Date	Shares Subject to warrants	Exercise Price per Share	Expiration
May 25, 2006	184,895	$5.96	May 25, 2013
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017
10. Stockholders’ Equity
In 2002, we adopted the 2002 Stock Plan (the “2002 Plan”), pursuant to which our board of directors issued incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. In March 2010, our board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of our IPO in April 2010. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under our 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance, and during the three months ended March 31, 2013 an additional 1,506,707 shares were reserved under the 2010 plan as a result of this provision. As of March 31, 2013, we had a total of 12,029,742 shares of common stock reserved for issuance under our 2010 Plan and no shares available for issuance under the 2002 Plan.
We awarded 833,698 restricted stock units (“RSU”) under the 2010 Plan during the three months ended March 31, 2013. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period.
During the three months ended March 31, 2013, we issued 244,379 common shares for stock options exercised and 90,428 common shares for RSUs that vested during the quarter.
Performance Stock Units
We awarded 523,048 performance stock units ("PSU") under the 2010 Plan during the three months ended March 31, 2013. The number of shares of Company common stock to be issued for each vested PSU will range between zero and two, depending on the level of performance as compared to the criteria set by our board with respect to the Company's annual cash burn for the year ended December 31, 2013. We currently estimate 100% of the performance goal will be achieved which will result in one common share issued for each vested PSU. The PSU awards vest in equal installments on March 5, 2014 and March 5, 2015. The fair value of the PSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period. For the three months ended March 31, 2013 we recorded $171,000 of stock based compensation expense related to the PSU awards.
Stockholder Rights Plan
In August 2012, our board of directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record as of September 18, 2012. Each right entitles stockholders, after the rights become exercisable, to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.0001, at a purchase price of $11.35 per one thousandth of a share of Series A Junior Participating Preferred Stock. In general, the rights become exercisable when a person or group acquires 15% or more of our common stock or a tender offer for 15% or more of our common stock is announced or commenced. The rights may discourage a third-party from making an unsolicited proposal to acquire us as exercise of the rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.0001 per right at any time before any person or group acquire 15% or more of our outstanding common stock. These rights expire in September 2013.
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
The following table presents total stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$527	$653
Sales, general and administrative	945	516
	$1,472	$1,169
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
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues
Americas (1)	$2,120	$15,629
Europe	3,205	5,485
Asia
India	2,219	6,518
Singapore	3,648	3,253
Others	289	251
	$11,481	$31,136

(1)	Primarily United States
Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Long-lived assets
Americas (1)	$23,886	$25,953
Europe (2)	5,360	5,157
Asia	337	711
	$29,583	$31,821

(1)	Primarily United States

(2)	Primarily Hungary
12. Restructuring
As a result of the termination of the Shell Research Agreement, we initiated a series of cost reduction measures. During the third quarter of 2012, our board of directors approved and committed to a restructuring plan (the “Q3 2012 Restructuring Plan”) to reduce our cost structure which included approximately 173 employee terminations in the United States and Singapore and the closing of our Singapore facility. Approximately 150 of the total 173 employee terminations impacted the research and development functions with remaining 23 employees impacting the selling, general and administrative functions.
Our cost of the Q3 2012 Restructuring Plan was $2.4 million, comprised of $1.1 million of leasehold improvement write down, $0.7 million for employee severance and other termination benefits, $0.3 million for facility lease termination costs and $0.3 million for equipment disposal charges. As of December 31, 2012, $0.1 million was recorded in accrued compensation and $0.3 million recorded as accrued expenses on our condensed consolidated balance sheet. We made cash payments of approximately $0.2 millions and recorded $14,000 of reductions in previously recorded accruals for changes in estimated liabilities during the quarter ended March 31, 2013. As of March 31, 2013, $13,000 was recorded in accrued compensation and $0.1 million was recorded as accrued expenses on our condensed consolidated balance sheet. We anticipate recording no further costs under this restructuring plan. We anticipate the remaining costs under the Q3 2012 Restructuring Plan will be paid in the second quarter of 2013.
The table below summarizes the changes in our restructuring accrual for the Q3 2012 Restructuring Plan (in thousands):

	Severance, benefits and related personnel costs	Facility closing costs	Total
Balance at December 31, 2012	$100	$320	$420
Restructuring charges	—	$—	$—
Cash payments	(73)	(175)	(248)
Adjustments to previously accrued charges	(14)	—	(14)
Balance at March 31, 2013	$13	$145	$158
During the first quarter of 2012, our board of directors approved and committed to a restructuring plan (“Q1 2012 Restructuring Plan”) to reduce our cost structure which included approximately 13 employee terminations in Hungary and the United States. The total cost of the Q1 2012 Restructuring Plan was $572,000 comprised of employee severance and other termination benefits. As of March 31, 2012, planned costs of $510,000 were recognized in selling, general and administrative expenses on our condensed consolidated statements of operations with the remaining cost recognized by December31, 2012. During the three months ended March 31, 2012, we made cash payments of $24,000 related to these expenses. All costs under the Q1 2012 Restructuring Plan were paid by December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on April 2, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,( the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
We are developing our CodeXyme® cellulase enzymes to convert non-food plant material, or cellulosic biomass, into affordable sugars, which can then be converted into renewable fuels and chemicals. We are also developing our own manufacturing process for CodeXol® detergent alcohols, which are bio-based chemicals. Detergent alcohols are used to manufacture surfactants, which are key, active cleaning ingredients in consumer products such as shampoos, liquid soaps and laundry detergents. We are seeking collaboration partners to assist us with the development and commercialization of CodeXyme® cellulase enzymes and CodeXol® detergent alcohols, and we are also exploring other strategic options with respect to these products and technologies.
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
Results of Operations Overview
To date, we have generated revenues primarily from collaborative research and development funding, pharmaceutical product sales and government awards. Our revenues in 2012 were $88.3 million which is down significantly compared to our 2011 revenues of $123.9 million and our 2010 revenues of $107.1 million. Our revenues of $11.5 million for the three months ended March 31, 2013 were down significantly from the $31.1 million for the three months ended March 31, 2012. The decrease in revenues is primarily due to decreases in both our collaborative research and development revenue and pharmaceutical product sales.
Most of our revenues since inception have been derived from collaborative research and development arrangements, which accounted for 57%, 58% and 66% of our revenues in 2012, 2011 and 2010, respectively. Collaborative research and development arrangements accounted for 20% and 47% of our revenues for the three months ended March 31, 2013 and 2012, respectively.
Our collaborative research agreement with Shell terminated effective August 31, 2012 and as a result, we no longer receive collaborative research and development revenues from Shell subsequent to August 31, 2012. This has significantly decreased our revenues as compared to prior periods. Collaborative research and development revenues received from Shell were $45.3 million, $63.2 million and $66.1 million in 2012, 2011 and 2010, respectively, and accounted for 51%, 51% and 62% of our total revenues in 2012, 2011 and 2010, respectively. Collaborative research and development revenue received from Shell accounted for 0% and 45% of our revenues for the three months ended March 31, 2013 and 2012, respectively.
Our product sales accounted for 41%, 40% and 31% of our revenues in 2012, 2011 and 2010, respectively. Product sales accounted for 80% and 49% of our revenues for the three months ended March 31, 2013 and 2012, respectively, primarily as a result of the fact that we no longer receive collaborative research and development revenues from Shell. Our product sales in 2012 were $35.9 million which is down significantly compared to our 2011 product sales of $49.0 million and only a marginal increase compared to our 2010 product sales of $32.8 million. Our product sales in the first quarter of 2013 were $9.1 million which is down significantly compared to our first quarter of 2012 product sales of $15.2 million. The decrease in product sales in the first quarter of 2013 as compared to 2012 is primarily due to the timing of an innovator pharmaceutical product order that was delayed until the second quarter of 2013 and the New Arch Enzyme Supply agreement which became effective on November 1, 2012, as described below.
We have experienced significant losses as we have invested heavily in research and development and administrative infrastructure in connection with the growth in our business. We intend to continue our investment in research and development. As of March 31, 2013, we had an accumulated deficit of $225.2 million. We incurred net losses of $30.9 million, $16.6 million and $8.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. We incurred net losses of $9.6 million and $7.5 million in the three months ended March 31, 2013 and 2012, respectively.

Termination of Shell Collaboration
In September 2012, we entered into the New Shell Agreement, which terminated our collaboration with Shell under the existing Shell Research Agreement and amended the existing Shell License Agreement. See “Collaborations and License Agreements-Shell” in Part I, Item 1 of our Annual Report on Form 10-K filed with the SEC on April 2, 2013 for a description of the New Shell Agreement.
The New Shell Agreement required Shell to pay us $7.5 million as full, complete and final satisfaction of amounts that Shell may have owed to us under the Shell Research Agreement with respect to (i) FTEs assigned by us to perform our obligations under the Shell Research Agreement and (ii) milestones achieved or achievable by us under the Shell Research Agreement. We recognized this $7.5 million payment as collaborative research and development revenues during the year ended December 31, 2012. Beginning September 1, 2012, we had no further obligations to Shell under the Shell Research Agreement to provide any FTEs to perform work under or after the collaboration and Shell correspondingly had no future obligations to us under the Shell Research Agreement to provide funding for FTEs to perform work under or after the collaboration. Following the New Shell Agreement, Shell no longer accounts for a significant portion of our total revenues.
Prior to the New Shell Agreement, Shell had an obligation under the Research Agreement to fund us at specified rates for each FTE, which as of 2012 were equal to $460,000 on an annual basis for each FTE in the United States and $399,000 on an annual basis for each FTE in Hungary. As of August 31, 2012, the number of FTEs assigned by us to perform our obligations under the Research Agreement was 116.For the three months ended March 31, 2012, Shell accounted for 45% of our total revenues. For the year ended December 31, 2012, Shell accounted for 51% of our total revenues.
As a result of the termination of the Shell Research Agreement, we initiated a series of cost reduction measures and refocused our business on the pharmaceuticals market. We terminated approximately 173 employees worldwide, consisting of 150 research and development staff and 23 general and administrative staff. We also closed our Singapore research and development facility. We estimated that we would incur $2.4 million in restructuring expenses related to these cost reduction measures, including severance for terminated employees, and other exit-related costs arising from contractual obligations associated with closed facilities under lease and equipment disposals. During the first quarter of 2013, we made cash payments of $0.2 million and recorded $14,000 of reductions in previously recorded accruals for changes in estimated liabilities. We anticipate the remaining costs under the Q3 2012 Restructuring Plan will be paid in the second quarter of 2013.
We anticipate our expected 2013 cost reductions resulting from restructuring our operation in the United States will be $22.1 million. Our total expected 2013 cost reductions resulting from closing our operations in Singapore are expected to be $7.1 million. We anticipate that these cost reduction measures will generate annual cost savings related to employee compensation costs of $20.9 million, specifically $3.3 million in general and administrative costs and $17.6 million in research and development costs. The remaining cost reduction measure will generate annual cost savings primarily related to outside services, information technology and laboratory equipment expenses, facilities expenses, and recruiting and relocation costs.
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
CO2 Solutions Investment
Our investment in CO2 Solutions and the joint development agreement we signed with CO2 Solutions in 2009 was our initial entry into carbon management. We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange. As of March 31, 2013, the fair value of our investment in CO2 Solutions' common stock was $0.9 million with an unrealized gain recorded in other comprehensive income of $0.2 million, net of $0.1 million of tax.
Arch Collaboration
Since 2006, Arch of Mumbai, India has manufactured substantially all of our commercialized intermediates and APIs for sale to generic and innovator manufacturers. We were party to a number of agreements with Arch that govern the commercialization of various current and future products for supply into the generic and innovator marketplaces. In November 2012, we entered into the New Arch Enzyme Supply Agreement, which terminated our existing supply agreements with Arch. Under the New Arch Enzyme Supply Agreement, Arch agreed to exclusively purchase our proprietary enzymes from us for use in the manufacture of certain of Arch's products and we agreed to exclusively supply, with limited exceptions, certain of our proprietary enzymes to Arch at an agreed upon price for use in such manufacture. Arch will no longer produce API and intermediates for us to market and sell and Arch will no longer pay us royalties on the sale of APIs and intermediates to customers. We expect that selling our proprietary enzymes to Arch rather than selling the resulting APIs or intermediates that Arch manufactured for us will result in a decrease in our product revenues in all future periods. However, we expect that our product gross margin will be higher, which we expect to result in a product gross profit comparable with our historical product gross profit.
Revenues and Operating Expenses
Revenues
Our revenues are comprised of product revenues, collaborative research and development revenues and government awards.

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
Critical Accounting Policies and Estimates
The interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States and include our accounts and the accounts of our wholly-owned subsidiaries. The preparation of our condensed consolidated financial statements requires our management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable periods. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported. Our management evaluates its estimates, assumptions and judgments on an ongoing basis. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Financial Operations Overview
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended March 31,		% of Total Revenues
	2013	2012	2013	2012
Revenues:
Product	$9,137	$15,167	80%	49%
Collaborative research and development	2,344	14,612	20%	47%
Government awards	—	1,357	—%	4%
Total revenues	11,481	31,136	100%	100%
Costs and operating expenses:
Cost of product revenues	5,665	12,642	49%	41%
Research and development	7,322	16,349	64%	53%
Selling, general and administrative	8,124	9,395	71%	30%
Total costs and operating expenses	21,111	38,386	184%	123%
Loss from operations	(9,630)	(7,250)	nm	nm
Interest income	27	75	—%	—%
Other expenses	(85)	(118)	nm	nm
Loss before provision (benefit) for income taxes	(9,688)	(7,293)	nm	nm
Provision (benefit) for income taxes	(65)	197	(1)%	1%
Net loss	$(9,623)	$(7,490)	nm	nm
Three months ended March 31, 2013 compared three months ended March 31, 2012
Revenues

	Three Months Ended March 31,		Change
(In Thousands)	2013	2012	$	%
Product	$9,137	$15,167	$(6,030)	(40)%
Collaborative research and development	2,344	14,612	(12,268)	(84)%
Government awards	—	1,357	(1,357)	(100)%
Total revenues	$11,481	$31,136	$(19,655)	(63)%
Revenues decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to decreased revenues from all three revenue categories including product sales, collaborative research and development projects, and government awards.
Product revenues decreased $6.0 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the expected decrease in sales of our statin-family of products resulting from the New Arch Enzyme Supply Agreement. The decrease in statin-family APIs and intermediates was approximately $8.6 million, which was partially offset by $2.1 million increase in sales related to a one time sale of enzyme inventory to Arch pursuant to the New Arch Enzyme Supply Agreement. Our sales of products used in on-patent pharmaceuticals in cancer, dementia and diabetic therapies increased $3.0 million as a result of pharmaceutical manufacturers increasing use of our products in their manufacturing processes. This was partially offset by a $2.3 million decrease in sales of products used in on-patent pharmaceuticals in hepatitis C therapies due to a customer shipment delayed until the second quarter of 2013. While we expect on-patent pharmaceuticals sales to continue, the timing of orders and delivery of product will continue to fluctuate from quarter-to-quarter.

Collaborative research and development revenues decreased $12.3 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily from a $13.9 million reduction due to the termination of the Shell Research Agreement in 2012 partially offset by a $1.6 million increase from collaborations with our pharmaceuticals customers. The $1.6 million increase from collaborations with our pharmaceuticals customers includes $0.9 million increase in revenue recognized from Exela as a result of their commercial launch of argatroban. We expect this royalty revenue to continue for the remainder of 2013. We consider Exela a related party as a member of our board of directors is also on the board of directors of Exela.
Government award revenues decreased $1.4 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 as our award from the DOE under the ARPA-E Recovery Act program expired on June 30, 2012, and our award revenue from the Singapore Economic Development Board was terminated in 2012. As of March 31, 2013, we do not have any government awards from which we expect to receive revenues in future periods. We may bid on additional awards from the United States and other governments in the future, but we cannot be certain that we will receive any such awards.
Our top five customers accounted for 94% and 83% of our total revenues for the three months ended March 31, 2013 and 2012, respectively.
Cost of Product Revenues

	Three Months Ended March 31,		Change
(In Thousands)	2013	2012	$	%
Revenues:
Product	$9,137	$15,167	(6,030)	(40)%
Cost of revenues:
Product	$5,665	$12,642	$(6,977)	(55)%
Gross profit:
Product	$3,472	$2,525	$947	38%
Product gross margin %	38%	17%
Our cost of product revenues decreased $7.0 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the $6.0 million decrease in our product sales. The decrease in product sales was primarily due to $8.6 million decrease in sales of our statin-family of API and intermediate products to generic manufacturers, which generally produce lower gross margins partially offset by $2.1 million increase in sales related to a one time sale of enzyme inventory to Arch pursuant to New Arch Enzyme Supply Agreement which generated higher margins. Additionally, our sales mix showed an increase in product sales of our on-patent, higher margin products in the first quarter of 2013 compared to first quarter of 2012.
Our product gross margins improved from 17% to 38% during three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to the decreased sales of our lower margin statin-family of APIs and intermediates, an increase in product sales of our on-patent, higher margin products in the first quarter of 2013 and the increased sales of higher margin enzymes under the new New Arch Enzyme Supply Agreement.
Our inventory balance increased $0.4 million, or 29%, from $1.3 million as of December 31, 2012 to $1.7 million as of March 31, 2013 in anticipation of product deliveries in the second and third quarters of 2013.

Operating Expenses

	Three Months Ended March 31,		Change
(In Thousands)	2013	2012	$	%
Research and development	$7,322	$16,349	$(9,027)	(55)%
Selling , general and administrative	8,124	9,395	(1,271)	(14)%
Total operating expenses	$15,446	$25,744	$(10,298)	(40)%

Research and Development. Research and development expenses decreased $9.0 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the restructuring the Company initiated in the third quarter of 2012 subsequent to the termination of the Shell Research Agreement. Our research and development headcount decreased approximately 164 employees from 250 employees as of March 31, 2012 to approximately 86 as of March 31, 2013. As a result of this staffing decrease, our compensation and other employee benefit costs decreased $5.5 million in first quarter of 2013 compared to the first quarter of 2012. Lab supply and small equipment costs decreased $1.2 million and outside services and consultants decreased $0.7 million as a result of the termination of the Shell Research Agreement and the resulting headcount reductions. Depreciation cost decreased $0.6 million as a result of disposed equipment as part of the restructuring efforts. We reduced facility costs by $0.2 million as a result of closing our Singapore research facility. We reduced travel costs by $0.1 million as part of our cost control efforts. Stock compensation decreased $0.2 million due to the reduced headcount and fewer outstanding stock awards. Research and development expenses included stock-based compensation expense of $0.5 million and $0.7 million during the three months ended March 31, 2013 and 2012, respectively.
Selling, General and Administrative. Selling, general and administrative expenses decreased $1.3 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to the restructuring the Company initiated in the third quarter of 2012 subsequent to the termination of the Shell Research Agreement. Our selling, general and administrative headcount decreased approximately 28 employees from 89 employees as of March 31, 2012 to approximately 61 as of March 31, 2013. As a result of this staffing decrease, our compensation and other employee benefit costs decreased $1.8 million in the first quarter of 2013 compared to the first quarter of 2012. Stock compensation costs increased $0.5 million during the first quarter of 2013 compared to the first quarter of 2012 primarily due to the departure of our former Chief Executive Officer in the first quarter of 2012 which resulted in reversing $0.8 million of stock based compensation in 2012 that did not repeat in 2013 and as a result of stock awards granted in first quarter of 2013. The stock awards granted in the first quarter of 2013 included our PSU awards which resulted in $0.2 million of stock compensation expense. Selling, general and administrative expenses included stock-based compensation expense of $1.0 million and $0.5 million during the three months ended March 31, 2013 and 2012, respectively.
Restructuring Charges All Plans
During the first quarter of 2012, our board of directors approved and committed to the Q1 2012 Restructuring Plan to reduce our cost structure which included approximately 13 employee terminations in Hungary and the United States. The total cost of the Q1 2012 Restructuring Plan was $0.6 million comprised of employee severance and other termination benefits. As of March 31, 2012, planned costs of $0.5 million had been recognized in selling, general and administrative expenses on our condensed consolidated statements of operations, with the remaining amounts recognized by December 31, 2012. During the three months ended March 31, 2012, we made cash payments of $24,000. All costs under the Q1 2012 Restructuring Plan were paid by December 31, 2012.
The table below summarizes the changes in our restructuring accrual for the Q1 2012 Restructuring Plan (in thousands):

Severance, benefits and related personnel costs
Balance at December 31, 2011	$—
Restructuring charges	510
Cash payments	(24)
Balance at March 31, 2012	$486
During the third quarter of 2012, our board of directors approved and committed to the Q3 2012 Restructuring Plan to reduce our cost structure which included approximately 173 employee terminations in the United States and Singapore and the closing of our Singapore facility. Approximately 150 of the total 173 employee terminations impacted the research and development functions with the remaining 23 employees impacting the selling, general and administrative functions. We anticipate that these cost reduction measures will generate annual cost savings related to employee compensation costs of $20.9 million, specifically $3.3 million in general and administrative costs and $17.6 million in research and development costs.
Our cost of the Q3 2012 Restructuring Plan was $2.4 million, comprised of $1.1 million of leasehold improvement write down, $0.7 million for employee severance and other termination benefits, $0.3 million for facility lease termination costs and $0.3 million for equipment disposal charges. As of December 31, 2012, $0.1 million was recorded in accrued compensation and $0.3 million recorded as accrued expenses on our condensed consolidated balance sheet. We made cash payments of approximately $0.2 million and recorded $14,000 of reductions in previously recorded accruals for changes in estimated liabilities during the quarter ended March 31, 2013. As of March 31, 2013, $13,000 was recorded in accrued compensation and $0.1 million was recorded as accrued expenses on our condensed consolidated balance sheet. We anticipate recording no further costs under this restructuring plan. We anticipate the remaining costs under the Q3 2012 Restructuring Plan will be paid in the second quarter of 2013.
The table below summarizes the changes in our restructuring accrual for the Q3 2012 Restructuring Plan (in thousands):

	Severance, benefits and related personnel costs	Facility closing costs	Total
Balance at December 31, 2012	$100	$320	$420
Restructuring charges	—	—	—
Cash payments	(73)	(175)	(248)
Adjustments to previously accrued charges	(14)	—	(14)
Balance at March 31, 2013	$13	$145	$158
Other Income (Expense), net

	Three Months Ended March 31,		Change
(In Thousands)	2013	2012	$	%
Interest income	$27	$75	$(48)	(64)%
Other expenses	(85)	(118)	33	(28)%
Total other income (expense), net	$(58)	$(43)	$(15)	35%

Interest Income. Interest income decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to decreasing invested balances.
Other Expenses. Other expenses, decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily related to decreased losses from foreign currency translations during the three months ended March 31, 2013.
Provision (Benefit) for Income Taxes. The tax benefit for the three months ended March 31, 2013 primarily consisted of income taxes attributable to foreign operations offset by the tax effect on the unrealized gain from our investment in CO2 Solutions. The tax provision for the three months ended March 31, 2012 primarily consisted of income taxes attributable to foreign operations
Liquidity and Capital Resources

(In Thousands)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$31,231	$32,003
Marketable securities(1)	12,944	13,524
Accounts receivable, net	7,412	7,545
Accounts payable, accrued compensation and accrued liabilities	13,423	14,097
Working capital (1)	$39,593	$43,486

(1)	Includes only the current portion of our marketable securities

	Three months ended March 31,
(In Thousands)	2013	2012
Net cash (used in) provided by operating activities	$(3,487)	$593
Net cash provided by (used in) investing activities	2,452	(9)
Net cash provided by financing activities	263	94
Effect of foreign exchange rates on cash and cash equivalents	—	164
Net decrease (increase) in cash and cash equivalents	$(772)	$842

We have historically experienced negative cash flows from operations as we continue to invest in our infrastructure, our technology platform, and expand our business. Our cash flows from operations will continue to be affected principally by our headcount, primarily in research and development. The timing of hiring of skilled research and development personnel affects cash flows in particular as there is a lag between the hiring of research and development personnel and the generation of collaboration or product revenues and cash flows from those personnel. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of products from us or research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product revenue and non-payroll research and development costs. We currently intend to continue our investment in research and development.

The Shell Research Agreement terminated effective as of August 31, 2012, and we do not expect to receive further collaboration revenues from Shell. We have derived a substantial portion of our revenues from the Shell Research Agreement. Collaborative research and development revenues received from Shell were $45.3 million, $63.2 million and $66.1 million in 2012, 2011 and 2010, respectively, and accounted for 51%, 51% and 62% of our total revenues in 2012, 2011 and 2010, respectively. Collaborative research and development revenue from Shell was zero and $13.9 million for the three months ended March 31, 2013 and 2012, respectively, and accounted for zero and 45% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. We are in early-stage discussions with multiple parties about potential collaborations but we cannot assure you that any of our discussions will lead to collaborations or that any new collaboration will fully substitute for the termination of the Shell collaboration. We are also exploring other strategic options for our CodeXyme® cellulase enzyme program. If we are unable to agree to terms with new collaborators that provide us with the financial assistance and infrastructure necessary for us to develop and commercialize our products and execute our strategy with respect to CodeXyme® cellulase enzymes, or if we are unable to identify and effect attractive strategic options for that program, we may need to fund this development ourselves, which will have a material adverse effect on our liquidity and financial condition, or we may need to suspend the program, which may have a material adverse effect on our business and prospects.

As a result of the expected significant decrease in revenues following the termination of the Shell Research Agreement, we implemented a significant restructuring plan in the third quarter of 2012. This restructuring plan, when completed in the second quarter of 2013, will result in the closure of our research facility in Singapore, the closure of a facility in Redwood City and the termination of approximately 173 of our more than 332 employees worldwide. As a result of these cost reductions, we anticipate total operating cost reductions of $29.2 million for the year ended December 31, 2013.

Although we believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our pharmaceutical business, identifying business partners to fund our CodeXyme® cellulase program and our CodeXol® detergent alcohol program, or identifying other strategic options with respect to such programs, our spending to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including bio-based chemicals, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

Cash Flows from Operating Activities
Operating activities used $3.5 million of net cash during the three months ended March 31, 2013. We incurred a net loss of $9.6 million in the three months ended March 31, 2013, which included depreciation and amortization of $2.6 million and non-cash

Codexis, Inc.

share-based compensation expense of $1.5 million. Changes in operating asset and liability accounts used $2.0 million of net cash during the three months ended March 31, 2013. The change in operating asset and liability accounts of $2.0 million primarily consists of $2.1 million increase in deferred revenue related to an on-patent pharmaceutical product license agreement, a $1.3 million decrease in prepaid expenses related to the release of deferred cost of goods sold partially offset by a net $1.4 million decrease in accounts payable and accrued liabilities resulting from the timing of our vendor payments.
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
Cash provided by investing activities was $2.5 million during the three months ended March 31, 2013 and consisted of $2.5 million decrease of our investments in marketable securities which represents amounts transferred into our cash and cash equivalents, offset by capital expenditures of less than $0.1 million for purchases of lab equipment.
Cash used in investing activities was $9,000 during the three months ended March 31, 2012 and consisted of capital expenditures of $2.1 million primarily related to the costs of facility improvements and purchases of lab equipment offset by decreases of our marketable securities of $2.1 million related to our net decrease of investments in marketable securities that represents net amounts transferred to cash and cash equivalents.
Cash Flows from Financing Activities
Cash provided by financing activities totaled $0.3 million during the three months ended March 31, 2013 consisting of proceeds from the exercise of stock options.
Cash flows provided by financing activities totaled $0.1 million during the three months ended March 31, 2012 related to the proceeds from the exercise of stock options.
Contractual Obligations and Commitments
Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. The following table summarizes the future commitments arising from our contractual obligations at March 31, 2013 (in thousands):

	Total	2013	2014	2015	2016	2017	2018 and beyond
Operating leases	$19,772	$2,280	$2,947	$3,031	$3,047	$2,677	$5,790
Total	$19,772	$2,280	$2,947	$3,031	$3,047	$2,677	$5,790

Off-Balance Sheet Arrangements
As of March 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three months ended March 31, 2013. This is discussed in further detail in our Annual Report in Form 10-K filed with the SEC on April 2, 2013.
Equity Price Risk
As described in Note 4 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. In September 2012, the fair value of our investment in CO2 Solutions’ common stock was $0.6 million and our carrying cost for the investment was $1.3 million. We evaluated our investment in the common shares of CO2 Solutions to determine if the impairment was other-than-temporary considering the length of time and extent to which the fair value has been less than our cost, the financial condition and near term prospects of CO2 Solutions, and our management’s ability and intent to hold the securities until fair value recovers and concluded the impairment is other than temporary. As a result of our analysis, we recorded an impairment of $0.8 million during the three months ended September 30, 2012 as an expense in our condensed consolidated statement of operations as selling, general and administrative expense.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of March, 31, 2013 the fair value of our investment in CO2 Solutions’ common stock was $0.9 million. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of March 31, 2013 would have been an unrealized loss of approximately $93,000, recognized as a component of our condensed consolidated statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of March 31, 2013 would have been an unrealized loss of approximately $93,000, recognized as a component of our condensed consolidated statements of comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 at the reasonable assurance level due to a material weakness that we identified as of December 31, 2012 that has not been fully remediated. The material weakness we identified relates to the lack of a sufficient number of qualified personnel to timely and appropriately account for complex, non-routine transactions in accordance with United States generally accepted accounting principles. Examples of these significant non-routine transactions include, but are not limited to, complicated revenue recognition transactions and complex contractual arrangements. The material weakness resulted in the recording of audit adjustments for the period ended December 31, 2012. Notwithstanding the existence of the material weakness, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.
Management's Remediation Activities
With the oversight of senior management and our audit committee, we have begun to take steps intended to address the underlying causes of the material weakness, primarily through the recruitment of accounting and finance personnel with technical accounting and financial reporting experience, and the implementation and validation of improved accounting and financial reporting procedures.
As of March 31, 2013, we have not yet been able to remediate this material weakness. We do not know the specific timeframe needed to remediate all of the control deficiencies underlying this material weakness. In addition, we may need to incur incremental costs associated with this remediation, primarily due to the hiring of finance and accounting personnel, and the implementation and validation of improved accounting and financial reporting procedures. As we continue to evaluate and work to improve its internal control over financial reporting, we may determine to take additional measures to address the material weakness.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described above under “Management's Remediation Activities,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception, including losses of $8.5 million, $16.6 million, and $30.9 million in 2010, 2011 and 2012, respectively. As of March 31, 2013, we had an accumulated deficit of $225.2 million. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators, particularly Shell, who accounted for 62%, 51%, and 51% of our revenues in 2010, 2011, and 2012, respectively. Our research and development collaboration with Shell terminated effective as of August 31, 2012, and we do not expect to receive further collaboration revenue from Shell. If we are unable to enter into binding collaboration agreements with new partners for our advanced biofuels program, we will have to suspend continued development of our CodeXyme® cellulase enzymes, our revenues will decline substantially and our net losses may increase. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional pharmaceutical and potential bioindustrial products, including CodeXol® detergent alcohols. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
Our CodeXyme® cellulase enzymes and our CodeXol® detergent alcohols programs are heavily dependent on our ability to secure third-party funding, or to identify and effect other strategic options with respect to those programs.
Our current business plans for CodeXyme® cellulase enzymes and CodeXol® detergent alcohols are heavily dependent on third-party funding. We previously received significant funding for our advanced biofuels program from Shell under a collaborative research agreement. This agreement terminated effective as of August 31, 2012. We are in early stage discussions with multiple parties about potential collaborations, but we cannot assure you that any of our discussions will lead to collaborations or that any new collaboration will fully substitute for the termination of the Shell collaboration. Raízen and Shell currently hold rights to use our cellulase enzyme technology in Brazil, which could complicate our efforts to secure funding from third parties for our CodeXyme® cellulase program. To date, we have self-funded all development work for our CodeXol® detergent alcohols program. We are seeking collaboration partners to assist us with funding the development and commercialization of CodeXol® detergent alcohols. We are also exploring other strategic options with respect to both programs. If we are unable to agree to terms with new collaborators that provide us with the financial assistance and infrastructure necessary for us to develop and commercialize our products and execute our strategy with respect to CodeXyme® cellulase enzymes and CodeXol® detergent alcohols, or if we are unable to identify and effect attractive strategic options for those programs, we may need to fund this development ourselves, which will have a material adverse effect on our financial condition, or we may need to suspend the programs which may have a material adverse effect on our business and prospects.
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
We have determined that we had a material weakness in internal control over financial reporting as of December 31, 2012 that has not been fully remediated, which could, if not remediated, adversely impact the reliability of our financial reports, cause us to submit our financial reports in an untimely fashion, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.
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
Our total assets reflect substantial goodwill, intangible assets and other long-lived assets. Under accounting principles generally accepted in the United States, or GAAP, we review goodwill for impairment on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review our long lived and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances (i.e., information that indicates an impairment might exist), could include: a significant decrease in the market price of the Company's common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in our industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life. For example, as described in Item 7 of our Annual Report on Form 10-K filed with the SEC on April 2, 2013, we conducted an analysis of our long-lived assets and intangible assets for impairment as of December 31, 2012 after we determined that our continued operating losses and the termination of the Shell Research Agreement were indications of impairment.  An example of another specific event that may, if it occurs, require us to conduct an impairment analysis of our long-lived assets and intangible assets in the future would be an assessment by management that our planned efforts to deploy our technology platform in adjacent market spaces had not proven to be as viable as we currently expect. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, intangible assets or other long-lived assets is determined, resulting in an adverse impact on our financial position and results of operations.
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
Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2011, our top five customers accounted for 77% of our total revenues, with Shell accounting for 51% of our total revenues. For the year ended December 31, 2012, our top five customers accounted for 81% of our total revenues, with Shell accounting for 51% of our total revenues. For the three months ended March 31, 2013, our top five customers accounted for 94% of our total revenues. Our research collaboration with Shell terminated effective as of August 31, 2012, which means that we will not receive any additional collaboration funding from Shell. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss of business from Shell will, and the loss or reduction from one or a combination of our other significant customers could, materially adversely affect our revenues, financial condition and results of operations.
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
We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability, and could lead to disagreements with our current or former collaborators.
Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform its obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. Moreover, disagreements with a collaborator could develop and any conflict with a collaborator lead to litigation and could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products, grow our business, or generate sufficient revenues to support our operations, and we may be involved in litigation. Our collaboration opportunities could be harmed if:

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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of March 31, 2013, we owned or controlled approximately 320 issued patents and approximately 340 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals manufacturing, biofuels and bio-based chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.
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
The laws of some foreign countries where we do business do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property, particularly those relating to biotechnology and/or bioindustrial technologies. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Additionally, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.
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
Based on the number of shares outstanding as of March 31, 2013, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 36% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of March 31, 2013, Raízen, Biomedical Sciences Investment Fund Pte Ltd. and CMEA Ventures beneficially owned approximately 14.7%, 8.3% and 7.9% of our common stock, respectively.
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

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
(a)

Not applicable.

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

101**
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and iv) Notes to Condensed Consolidated Financial Statements.

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

Codexis, Inc.

Date:	May 9, 2013	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:	May 9, 2013	By:	/s/ David O'Toole
David O’Toole Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

101**
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and iv) Notes to Condensed Consolidated Financial Statements.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.