Form 10-Q
period 2013-06-30
CODEXIS INC
filed 2013-08-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2013, there were 38,088,637 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.

Quarterly Report on Form 10-Q
For The Three Months Ended June 30, 2013

Codexis, Inc.

Condensed Consolidated Balance Sheets
(In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$32,392	$32,003
Marketable securities	5,512	13,524
Accounts receivable, net of allowances of $150 and $150 at June 30, 2013 and December 31, 2012, respectively	1,591	7,545
Inventories	1,332	1,302
Prepaid expenses and other current assets	2,280	5,395
Total current assets	43,107	59,769
Restricted cash	1,111	1,511
Non-current marketable securities	1,017	3,623
Property and equipment, net	15,520	16,650
Intangible assets, net	11,247	12,934
Goodwill	3,241	3,241
Other non-current assets	363	2,237
Total assets	$75,606	$99,965
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,545	$3,654
Accrued compensation	3,335	3,495
Other accrued liabilities	3,900	6,948
Deferred revenues	2,365	2,186
Total current liabilities	11,145	16,283
Deferred revenues, net of current portion	1,207	1,299
Other long-term liabilities	3,783	3,943
Commitments and contingencies (note 8)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	297,144	294,128
Accumulated other comprehensive income (loss)	106	(136)
Accumulated deficit	(237,783)	(215,556)
Total stockholders’ equity	59,471	78,440
Total liabilities and stockholders’ equity	$75,606	$99,965

* The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product	$4,948	$6,782	$14,085	$21,949
Collaborative research and development	2,026	15,868	4,370	30,480
Government awards	—	259	—	1,616
Total revenues	6,974	22,909	18,455	54,045
Costs and operating expenses:
Cost of product revenues	3,631	5,829	9,296	18,471
Research and development	8,624	15,650	15,946	31,999
Selling, general and administrative	7,169	6,789	15,293	16,184
Total costs and operating expenses	19,424	28,268	40,535	66,654
Loss from operations	(12,450)	(5,359)	(22,080)	(12,609)
Interest income	16	74	43	149
Other expenses	(183)	(157)	(268)	(275)
Loss before (benefit) provision for income taxes	(12,617)	(5,442)	(22,305)	(12,735)
(Benefit) provision for income taxes	(12)	77	(77)	274
Net loss	$(12,605)	$(5,519)	$(22,228)	$(13,009)
Net loss per share, basic and diluted	(0.33)	(0.15)	(0.59)	(0.36)
Weighted average common shares used in computing net loss per share, basic and diluted	38,060	36,296	37,951	36,177

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(12,605)	$(5,519)	$(22,228)	$(13,009)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	165
Unrealized gain (loss) on marketable securities, net of tax of $32 and $155 for the three and six months ended June 30, 2013, and $0 and $0 for the three and six months ended June 30, 2012	50	(337)	242	(636)
Other comprehensive income (loss)	50	(337)	242	(471)
Total comprehensive loss	$(12,555)	$(5,856)	$(21,986)	$(13,480)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(22,228)	$(13,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,687	1,806
Depreciation and amortization of property and equipment	3,541	4,544
Loss on disposal of property and equipment	141	109
Stock-based compensation	2,735	3,077
Accretion of asset retirement obligation	—	15
(Accretion of discount) amortization of premium on marketable securities	(48)	377
Changes in operating assets and liabilities:
Accounts receivable	5,954	10,793
Inventories	(30)	287
Prepaid expenses and other current assets	3,116	(2,799)
Other assets	(38)	(409)
Accounts payable	(2,108)	(6,051)
Accrued compensation	(160)	(2,596)
Other accrued liabilities	(3,209)	798
Deferred revenues	87	(234)
Net cash used in operating activities	(10,560)	(3,292)
Investing activities:
Decrease in restricted cash	400	—
Purchase of property and equipment	(641)	(2,551)
Purchase of marketable securities	—	(19,141)
Proceeds from sale of marketable securities	—	10,500
Proceeds from maturities of marketable securities	10,909	4,964
Net cash provided by (used in) investing activities	10,668	(6,228)
Financing activities:
Proceeds from exercises of stock options	281	287
Net cash provided by financing activities	281	287
Effect of exchange rate changes on cash and cash equivalents	—	164
Net increase (decrease) in cash and cash equivalents	389	(9,069)
Cash and cash equivalents at the beginning of the period	32,003	25,762
Cash and cash equivalents at the end of the period	$32,392	$16,693
Long term deposit in other assets transferred to property and equipment	$1,912	$—

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Codexis, Inc. (the "Company") was incorporated in the state of Delaware in January 2002. The Company engineers enzymes for pharmaceutical, biofuel and chemical production. Its proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
The Company has commercialized its technology and products in the pharmaceuticals market, which is its primary business focus. There are currently over 50 pharmaceutical firms using its technology, products and services in their manufacturing process development, including in the production of some of the world's bestselling and fastest growing drugs.
The Company also continues to develop its CodeXyme® cellulase enzymes to convert non-food plant material, which the Company calls cellulosic biomass, into affordable sugars, which can then be converted into renewable fuels and chemicals. The Company is also developing its own manufacturing process for CodeXol® detergent alcohols, which are bio-based chemicals. Detergent alcohols are used to manufacture surfactants, which are key, active cleaning ingredients in consumer products such as shampoos, liquid soaps and laundry detergents. The Company is seeking collaboration partners to assist it with the development and commercialization of CodeXyme® cellulase enzymes and CodeXol® detergent alcohols, and the Company is also exploring other strategic options with respect to these products and technologies. On July 30, 2013, the Company received a notice (the "Dyadic notice") from Dyadic International, Inc. (“Dyadic”) asserting that Dyadic believed the Company to be in breach of the parties' November 14, 2008 license agreement (the "Dyadic license agreement") and that Dyadic would terminate the Dyadic license agreement unless the Company cured such breach within 60 days of notice. The Company licenses Dyadic's C-1 based proprietary fungal expression technology from Dyadic under the Dyadic license agreement and uses the strain to engineer enzymes that are used in the Company's CodeXyme® cellulase enzymes. The Company's receipt of the Dyadic notice may interfere with its ability to find a collaboration partner for its CodeXyme® cellulase enzyme program and the Company's strategic options in respect of this program may be limited until the matter is resolved. For a further discussion of the Dyadic notice and the potential impact the Dyadic notice and the termination of the license agreement would have on Codexis and its businesses, please see the Note 13 for subsequent events.
The Company assists customers in discovering or enhancing enzymes variants by applying its CodeEvolver® directed evolution technology platform, which introduces genetic mutations into microorganisms, giving rise to changes in the enzymes that they produce. Once the Company identifies potentially beneficial mutations, it tests combinations of these mutations until it has created variant enzymes that exhibit marketable performance characteristics superior to competitive products. This process allows the Company to make continuous, efficient improvements to the performance of its enzymes.
In these Notes to condensed consolidated financial statements, the “Company” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures including notes required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of June 30, 2013 and results of its operations, comprehensive loss and cash flows for the three and six months ended June 30, 2013 and 2012. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

The unaudited interim condensed consolidated financial statements include the amounts of Codexis, Inc. and its wholly-owned subsidiaries in the United States, Brazil, Hungary, India, Mauritius, The Netherlands and Singapore. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's management regularly assesses these estimates which primarily affect revenue recognition, the valuation of marketable securities and accounts receivable, intangible assets, goodwill arising out of business acquisitions, inventories, accrued liabilities, common stock, and stock options and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and restricted cash. Cash and cash equivalents, marketable securities and restricted cash are invested through banks and other financial institutions in the United States, as well as in other foreign countries. Such deposits may be in excess of insured limits.
The Company's top five customers accounted for 73% and 85% of our total revenues for the three and six months ended June 30, 2013. Accounts receivable balances for the top five customers were 70% and 84% of total balances as of June 30, 2013 and December 31, 2012, respectively.
Credit risk with respect to accounts receivable exists to the extent of amounts presented in the condensed consolidated financial statements. The Company estimates an allowance for doubtful accounts through specific identification of potentially uncollectible accounts receivable based on an analysis of its accounts receivable aging. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from its estimates and could be material to its consolidated financial position, results of operations, and cash flows.
Fair Value of Financial Instruments
The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, marketable securities, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short maturities.
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
Cash, Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Marketable securities included in current assets are comprised of corporate bonds, commercial paper, and United States Treasury obligations. Marketable securities included in non-current assets are comprised of corporate bonds and United States Treasury obligations that have a maturity date greater than one year. The Company's investment in common shares of CO2 Solutions Inc. (“CO2 Solutions”) is included in non-current marketable securities. As of June 30, 2013, there were no unrealized losses related to the Company's equity securities.
The Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses as of the balance sheet date are other-than-temporary impairment.
For the Company's investments in equity securities, its evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and its management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on its current and forecasted liquidity requirements, capital requirements and securities portfolio objectives. Based on these evaluation criteria, the Company concluded during the third quarter of 2012 the unrealized losses related to its equity investment in the common shares of CO2 Solutions were other-than-temporary and as a result, the Company recorded $0.8 million as a selling, general and administrative expense in its condensed consolidated statement of operations (see Note 6).
For the Company's investments in debt securities, management determines whether it intends to sell or if it is more-likely-than-not that the Company will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements, capital requirements and securities portfolio objectives. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether the securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. As of June 30, 2013, there were no unrealized losses related to the Company's debt securities.
The Company's investments in debt and equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported on the condensed consolidated statement of comprehensive loss unless considered other-than-temporary. Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or other expenses. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three and six months ended June 30, 2013 and 2012.
Impairment of Long-Lived Assets and Intangible Assets
Long-lived and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate.
The Company's intangible assets with finite lives consist of customer relationships, developed core technology, trade names, and the intellectual property (“IP”) rights associated with the acquisition of Maxygen, Inc.'s ("Maxygen") directed evolution technology in 2010. Intangible assets were recorded at their fair values at the date the Company acquired the assets and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives. The Company's long-lived assets include property, plant and equipment, and other non-current assets.
The Company determined that it has a single entity wide asset group (“Asset Group”). The directed evolution technology patent portfolio acquired from Maxygen (“Core IP”) is the most significant component of the Asset Group since it is the base technology for all aspects of the Company's research and development, and represents the basis for all of its identifiable cash flow generating capacity. Consequently, the Company does not believe that identification of independent cash flows associated with its long-lived assets is currently possible at any lower level than the Asset Group.
The Core IP is the only finite-lived intangible asset on the balance sheet as of June 30, 2013 and is considered the primary asset within the Asset Group. The remaining useful life of the Core IP extends through the fourth quarter of 2016. There has been no significant change in the utilization or estimated life of the Core IP since the Company acquired the technology patent portfolio from Maxygen. The estimated remaining useful life of the Core IP is not impacted by the termination of the Shell Research Agreement, which is described in Note 3 below.
The carrying value of long-lived assets in the Asset Group may not be recoverable based upon the existence of one or more indicators of impairment which could include: a significant decrease in the market price of the Company's common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in the Company's industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life.
The Company evaluates recoverability of its long-lived assets and intangible assets based on the sum of the undiscounted cash flows expected to result from the use, and the eventual disposal of, the Asset Group. The Company makes estimates and judgments about the future undiscounted cash flows over the remaining useful life of the Asset Group. The anticipated future cash flows include the Company's estimates of existing or in process product revenues, production and operating costs, future capital expenditures, working capital needs, and assumptions regarding the ultimate sale of the Asset Group at the end of the life of the primary asset. The useful life of the Asset Group was based on the remaining useful life of the Core IP, the primary asset.

The result of the Company's impairment analysis as of December 31, 2012 indicated that the undiscounted cash flows for the Asset Group were greater than the carrying value of the Asset Group by approximately 14%. During the six months ended June 30, 2013, the Company made no changes to its underlying forecasts nor did the Company identify any indicators of potential impairment or other new information that would have a material impact on the forecast or the conclusion of the impairment analysis prepared as of December 31, 2012.
Any inability to align future production costs, operating costs, capital expenditures and working capital needs with significant changes in the timing and/or level of estimated future revenue could adversely impact the Company's projected undiscounted cash flows. Future changes in the estimated useful life of the long-lived assets could also adversely impact the Company's projected undiscounted cash flows and result in future impairment charges. If it is determined that the Asset Group is not recoverable, an impairment loss would be calculated based on the excess of the carrying amount of the intangible and long-lived assets over the fair value. Any future impairment charges could have a material adverse effect on the Company's financial position and results of operations.
Valuation of Goodwill
The Company reviews goodwill impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.
The Company determined that it has only one operating segment and reporting unit under the criteria in ASC 280, Segment Reporting, and accordingly, all of the goodwill is associated with the Company. The Company's review of goodwill impairment indicators is performed at the Company level.
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
The Company uses its market capitalization as an indicator of fair value. The Company believes that since its reporting unit is publicly traded, the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of our reporting unit as a whole to exceed its market capitalization. However, the Company believes that the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit.
Should the Company's market capitalization be less than the total stockholder's equity as of the Company's annual test date or as of any interim impairment testing date, the Company would also consider market comparables, recent trends in the Company's stock price over a reasonable period and, if appropriate, use an income approach to determine whether the fair value of its reporting unit is greater than the carrying amount.
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
The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. Goodwill was tested for impairment as of October 1, 2012, the date of the Company's annual impairment review. The Company concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. No impairment charges were recorded through June 30, 2013.
Restricted Cash
Restricted cash consisted of amounts invested in money market accounts primarily for purposes of securing a standby letter of credit as collateral for the Company's Redwood City, California facility lease agreement and for the purpose of securing a working capital line of credit. Restricted cash decreased in the six months ended June 30, 2013 due to the reduction of the available credit under the Company's working capital line resulting in a reduction of required restricted cash.
Revenue Recognition
The Company has generally recognized revenue from multiple element arrangements under collaborative research agreements, including license payments, research and development services, milestones, and royalties. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met.

Revenues are recognized when the four basic revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) products have been delivered, transfer of technology has been completed or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.
The Company's primary sources of revenues consist of product revenues, collaborative research and development agreements and government awards. Collaborative research and development agreements typically provide the Company with multiple revenue streams, including up-front fees for licensing, exclusivity and technology access, fees for full-time employee equivalent (“FTE”) services and the potential to earn milestone payments upon achievement of contractual criteria and royalty fees based on future product sales or cost savings by the Company's customers.
Up-front fees received in connection with collaborative research and development agreements, including license fees, technology access fees, and exclusivity fees, are deferred upon receipt, are not considered a separate unit of accounting and are recognized as revenues over the relevant performance periods.
During 2011, the Company's provisional indirect billing rates for the award from the DOE under the ARPA-E Recovery Act were audited by the DOE resulting in a revision to the Company's provisional indirect billing rates. The revised indirect rates were subsequently approved by the DOE during the first quarter of 2012. As a result of this change in accounting estimate, the Company invoiced and recognized $0.5 million of additional award revenues during the first quarter of 2012 for reimbursable costs incurred by the Company in 2010 and 2011. The term of the award agreement ended in June 2012 and no further revenue has been recognized since that date.
Income Taxes
The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss (“NOL”) carry forwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.
Net Loss per Share
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
The following options to purchase common stock, restricted stock units and warrants to purchase common stock were excluded from the computation of diluted net loss per share of common stock for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	4,996	8,092	4,996	8,092
Restricted stock units	1,827	1,007	1,827	1,007
Warrants to purchase common stock	75	266	75	266
Total	6,898	9,365	6,898	9,365
Recently Issued and Adopted Accounting Guidance
In February 2013, the Financial Accounting Standard Board ("FASB") issued ASU 2013-02 related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The Company adopted this accounting standard on January 1, 2013, and the adoption of this guidance did not have a material impact on the financial statements.

3. Collaborative Research and Development Agreements
Shell and Raízen
In November 2006, the Company entered into a collaborative research agreement and a license agreement with Shell to develop biocatalysts and associated processes that use such biocatalysts.
In November 2007, the Company entered into a new and expanded five-year collaborative research agreement (“Shell Research Agreement”) and a license agreement (the “Shell License Agreement”) with Shell. In connection with the Shell Research Agreement, the Company agreed to use its proprietary technology platform to discover and develop enzymes and microorganisms for use in converting cellulosic biomass into biofuels and related products and Shell agreed to pay (i) research funding at specified rates per FTE working on the project during the research term, (ii) payments upon the achievement of milestones, and (iii) royalties on future product sales. The Shell Research Agreement also specified certain minimum levels of FTE services that the Company was required to allocate to the collaboration efforts that increased over the term of the agreement, which was originally set to expire on November 1, 2012.
In September 2012, the Company entered into an agreement with Shell (the “New Shell Agreement”) which among other things, terminated the Shell Research Agreement effective as of August 31, 2012, except for certain provisions of the Shell Research Agreement which survived such termination, including provisions regarding intellectual property rights, patent prosecution and maintenance, confidentiality and indemnification. The New Shell Agreement required Shell to pay approximately $7.5 million as full, complete and final satisfaction of amounts that Shell may have owed the Company under the Shell Research Agreement with respect to (i) FTEs assigned to the Shell Research Agreement and (ii) milestones achieved or achievable by the Company under the Shell Research Agreement. The $7.5 million was recognized as revenue during the third quarter of 2012 when all of the Company's obligations were fulfilled under the New Shell Agreement and was collected during the fourth quarter of 2012.
Under the New Shell Agreement, Shell granted the Company royalty-bearing, non-exclusive rights and licenses to develop, manufacture, use and sell biocatalysts and microbes in the field of converting cellulosic biomass into fermentable sugars on a worldwide basis, except for Brazil, where such sugars are converted into liquid fuels, fuel additives or lubricants (the “Field of Use”). Raízen Energia S.A. (“Raízen”) holds the exclusive rights to use the Company's enzymes and microbes for converting cellulosic biomass into fermentable sugars in Brazil, where such sugars are converted into ethanol.
Under the New Shell Agreement, the Company also granted to Shell a non-exclusive, royalty-free license to manufacture, use and import, solely for the use of Shell and its affiliates, (i) enzymes developed by the Company during the ten year period following August 31, 2012 outside of the Shell Research Agreement for use in the Field of Use and (ii) improvements to any microbe developed by the Company during the ten year period following August 31, 2012 outside of the Shell Research Agreement that is derivative of an identified microbe for use in the Field of Use. Shell remained subject to existing royalty obligations to the Company for future sales of products covered by the intellectual property and technology that remained exclusively licensed to Shell under the License Agreement.
The New Shell Agreement has a term that commences on August 31, 2012 and continues until the later of August 31, 2032 or the date of the last to expire patent rights included in the Company's collaboration that claim a biocatalyst or a microbe for use in the Field of Use.
In accordance with the Company's revenue recognition policy, the $20.0 million up-front exclusivity fee and the research funding fees received for FTE services under the Shell Research Agreement were recognized in proportion to the actual research efforts incurred relative to the amount of total expected effort to be incurred by the Company over the five-year research period commencing November 2007. Milestones payments to be earned under this agreement were determined to be at risk at the inception of the arrangement and substantive and were recognized upon achievement of the applicable milestone and when collectability of such payment was reasonably assured. There are no further milestone payments expected under the Shell Research Agreement. The Company did not record any milestone and collaborative research and development revenues during the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, the Company's collaborative research and development revenue from Shell was $13.9 million and $27.8 million, respectively.

Research and Development Collaboration
On February 1, 2012, the Company entered into a five year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Agreement") whereby Merck Sharp and Dohme Corp. ("Merck") may obtain commercial scale substance for their use in the manufacture of their products. Merck may extend the term of the Sitagliptin Agreement for an additional five years at its sole discretion.
The Sitagliptin Agreement calls for Merck to pay an annual license fee for the rights to the Sitagliptin technology each year for the term of the Sitagliptin Agreement. As of June 30, 2013, the Company has a deferred revenue balance of $2.1 million from Merck primarily related to the license fee. The license fee is being recognized as collaborative research and development revenue ratably over the five year term of the Sitagliptin Agreement. During the six months ended June 30, 2013, the Company recognized $0.8 million of the license fee as collaborative research and development revenue.
Pursuant to the Sitagliptin Agreement, Merck may purchase substance from the Company for a fee based on contractually stated prices. During the six months ended June 30, 2013, the Company recognized $0.5 million in revenue related to substance delivered under the Sitagliptin Agreement.
Manufacturing Collaboration
In November 2012, the Company entered into a commercial arrangement with Arch Pharmalabs Limited ("Arch") by simultaneously terminating all of the Company's existing supply agreements with Arch and entering into the New Arch Enzyme Supply Agreement pursuant to which Arch agreed to exclusively purchase enzymes from the Company for use in the manufacture of certain of Arch's products and the Company agreed to exclusively supply, with limited exceptions, certain of the Company's enzymes to Arch at an agreed upon price for use in such manufacture. Under the New Arch Enzyme Supply Agreement, Arch will no longer produce atorva-family active pharmaceutical ingredients (“APIs”) and intermediates for the Company. Arch will instead market these products directly to end customers, and as a result Arch will no longer pay the Company royalties on their sale of such APIs and intermediates to customers and the Company will no longer have exclusive rights to market such APIs and intermediates in certain markets. For the six months ended June 30, 2013, the Company recognized $2.1 million in product revenue for the one-time sale of enzyme inventory to Arch pursuant to the New Arch Enzyme Supply Agreement.

4. Balance Sheets Details
Inventory, net
Inventory, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$458	$588
Work in process	155	52
Finished goods	719	662
Inventory, net	$1,332	$1,302

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Laboratory equipment	$35,505	$33,776
Leasehold improvements	11,108	11,099
Computer equipment	4,408	4,388
Office furniture and equipment	1,538	1,531
	52,559	50,794
Less: accumulated depreciation	(37,084)	(34,172)
	15,475	16,622
Construction in progress	45	28
Property and equipment, net	$15,520	$16,650

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in thousands):

Balance as of December 31, 2012	$(136)
Unrealized gains (losses) on available-for-sale securities	397
Tax effects	(155)
Balance as of June 30, 2013	$106

5. Cash Equivalents and Marketable Securities
At June 30, 2013, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$24,021	$—	$—	$24,021	n/a
Corporate bonds (unamortized cost)	1,005	3	—	1,008	324
U.S. Treasury obligations (unamortized cost)	4,501	3	—	4,504	145
Common shares of CO2 Solutions	$563	$454	$—	$1,017	n/a
Total	$30,090	$460	$—	$30,550

The total cash and cash equivalents balance of $32.4 million as of June 30, 2013 was comprised of money market funds of $24.0 million, and $8.4 million held as cash, primarily with major financial institutions in North America. At June 30, 2013, we had no marketable securities in an unrealized loss position.

At December 31, 2012, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$24,789	$—	$—	$24,789	n/a
Commercial paper	1,499	1	—	1,500	70
Corporate bonds (unamortized cost)	9,512	10	—	9,522	156
U.S. Treasury obligations (unamortized cost)	5,510	5	—	5,515	262
Common shares of CO2 Solutions	563	47	—	610	n/a
Total	$41,873	$63	$—	$41,936

The total cash and cash equivalents balance of $32.0 million as of December 31, 2012, was comprised of money market funds of $24.8 million and $7.2 million held as cash, primarily with major financial institutions in North America. At December 31, 2012, we had no marketable securities in an unrealized loss position.

6. Fair Value Measurements
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
For Level 2 financial instruments, the Company's investment adviser provides monthly account statements documenting the value of corporate bonds and U.S. Treasury obligations based on prices received from an independent third-party valuation service provider. This third party evaluates the types of securities in the Company's investment portfolio and calculates a fair value using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals. As the Company is ultimately responsible for the determination of the fair value of these instruments, it performs quarterly analyses using prices obtained from another independent provider of financial instrument valuations, to validate that the prices the Company has used are reasonable estimates of fair value.
The investment in CO2 Solutions is valued based upon quoted prices on the TSX Venture Exchange. These securities have been reclassified to Level 2 at June 30, 2013 after further analysis of the fair value inputs available for this investment. The Company believes the fair value inputs do not meet all of the criteria for Level 1 classification.

The following table presents the financial instruments that were measured at fair value on a recurring basis at June 30, 2013 by level within the fair value hierarchy (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total

Money market funds	$24,021	$—	$—	$24,021
Corporate bonds	—	1,008	—	1,008
U.S. Treasury obligations	—	4,504	—	4,504
Common shares of CO2 Solutions	—	1,017	—	1,017
Total	$24,021	$6,529	$—	$30,550

The following table presents the financial instruments that were measured at fair value on a recurring basis at December 31, 2012 by level within the fair value hierarchy (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Money market funds	$24,789	$—	$—	$24,789
Commercial paper	—	1,500	—	1,500
Corporate bonds	—	9,522	—	9,522
U.S. Treasury obligations	—	5,515	—	5,515
Common shares of CO2 Solutions	610	—	—	610
Total	$25,399	$16,537	$—	$41,936

Cash balances at financial institutions of $8.4 million and $7.2 million as of June 30, 2013 and December 31, 2012, respectively, are not included in the above tables as they are not considered financial instruments. The Company estimated the fair value of its investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined based upon quoted prices on the TSX Venture Exchange. The Company concluded that through June 30, 2013, it did not have the ability to exercise significant influence over CO2 Solutions' operations and financial position. The Company considered the investment in the common shares of CO2 Solutions as a non-current available-for-sale marketable security.

7. Related Party Transactions
Shell and Raízen
In June 2011, Shell completed the transfer of all of its equity interests in the Company, together with the associated right to appoint one member to the Company's board of directors, to Raízen, Shell's joint venture with Cosan S.A. Indústria e Comércio, (“Cosan”) in Brazil. As a result, Shell is no longer considered a related party. Notwithstanding the above, Shell did not transfer the Shell Research Agreement to Raízen. Additionally in September 2011, the Company entered into a joint development agreement directly with Raízen. The work under this joint development agreement has been completed and we do not expect this project to continue.
At the time of the transfer, Raízen owned 5.6 million shares of the Company's common stock and had the right to appoint a member to the Company's board of directors. This right terminated upon the termination of the Shell Research Agreement effective August 31, 2012. During the three and six months ended June 30, 2013, there was no material financial activity with Raízen.
Raízen has exclusive rights to market and use CodeXyme® in Brazil. The Company is engaged in discussions with Raízen about obtaining rights to market CodeXyme® to all ethanol producers in Brazil. Raízen will remain a target customer for CodeXyme® should Raízen decide to build capacity for second generation ethanol in Brazil.

Exela PharmaSci, Inc.
The Company signed a license agreement with Exela PharmaSci, Inc. (“Exela”) in 2007. A member of the Company's board of directors is also on the board of directors of Exela. Under the terms of the agreement, Exela would pay the Company a royalty based on their achievement of certain commercial goals. During the six months ended June 30, 2013 and 2012, the Company recognized $1.5 million and $0.2 million of revenue, respectively, related to this arrangement, in the condensed consolidated statements of operations as collaborative research and development revenue.

8. Commitments and Contingencies
Operating Leases
The Company's headquarters are located in Redwood City, California where it occupies approximately 107,000 square feet of office and laboratory space in four buildings. On March 16, 2011, the Company entered into a lease with Metropolitan Life Insurance Company (“MetLife”) with respect to the Company's offices located at 200 and 220 Penobscot Drive, Redwood City, California, (the “Penobscot Space”) and 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”) and with respect to approximately 29,921 square feet of additional space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). Under the term of the lease, the Penobscot Space, the Building 2 Space and the Saginaw Space lasts until January 31, 2020, and the Company had options to extend for two additional five year periods.
The Company also leases space with MetLife at 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”). In September 2012, the Company extended the term of the lease, which would have otherwise expired on January 31, 2013, to January 31, 2017. Pursuant to this extension, the Company has two consecutive options to extend the term of the lease for the 501 Chesapeake Space for an additional period of five years per option.
As part of the Q3 2012 Restructuring Plan, the Company is in the process of vacating the Saginaw Space and the Company has begun marketing the facility for sublease (see Note 12).
Rent expense is recognized on a straight-line basis over the term of the lease. In accordance with the terms of the amended lease agreement, the Company exercised the Company's right to deliver letters of credit in lieu of a security deposit. The letters of credit in the amount of $0.7 million as of June 30, 2013 were collateralized by deposit balances held by the Company's bank. These deposits are recorded as restricted cash on the condensed consolidated balance sheets.
As of June 30, 2013, the Company had estimated asset retirement obligations of approximately $0.3 million, from operating leases, requiring the Company to restore the facilities that the Company is renting to their original form. The Company expenses the asset retirement obligation over the terms of the respective leases. The Company reviews the estimated obligation each period and makes adjustments for any changes in estimates.
Future minimum payments under noncancellable operating leases are as follows at June 30, 2013 (in thousands):

Lease payments
6 months ending December 31,
2013	$1,438
Years ending December 31,
2014	2,947
2015	3,031
2016	3,047
2017	2,677
2018 and beyond	5,790
Total	$18,930

Litigation
The Company has been subject to various legal proceedings related to matters that have arisen during the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, the Company has determined, based upon the information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows.

Indemnifications
The Company is required to recognize a liability for the fair value of any obligations the Company assumes upon the issuance of a guarantee. The Company has certain agreements with licensors, licensees and collaborators that contain indemnification provisions. In such provisions, the Company typically agrees to indemnify the licensor, licensee and collaborator against certain types of third party claims. The maximum amount of the indemnifications is not limited. The Company accrues for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for expenses related to indemnification issues for any periods presented.
Other Contingencies
In November 2009, one of the Company's foreign subsidiaries sold intellectual property to the Company's U.S. entity. Under the local laws, the sale of intellectual property to a nonresident legal entity is deemed an export and is not subject to value added tax. However, there is uncertainty regarding whether the items sold represented intellectual property or research and development services, which would subject the sale to value added tax. The Company believes that the uncertainty results in an exposure to pay value added tax that is more than remote but less than likely to occur and, accordingly, has not recorded an accrual for this exposure. If the sale is deemed a sale of research and development services, the Company could be obligated to pay an estimated amount of $0.6 million.

9. Warrants
The Company's outstanding warrants are exercisable for common stock at any time during their respective terms. During the six months ended June 30, 2013, 184,895 warrants with an exercise price of $5.96 expired and were not exercised. As of June 30, 2013, the following warrants remain outstanding:

June 30, 2013
Issue Date	Shares Subject to warrants	Exercise Price per Share	Expiration
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017

10. Stock-Based Compensation
In 2002, the Company adopted the 2002 Stock Plan (the “2002 Plan”), pursuant to which the Company's board of directors issued incentive stock options, non-statutory stock options (options that do not qualify as incentive stock options) and restricted stock to our employees, officers, directors or consultants. In March 2010, the board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of the Company's IPO in April 2010. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under the Company's 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance.

The following table presents the shares available for grant as of June 30, 2013 (in thousands):

Shares available for grant
December 31, 2012	3,767
Annual increase in shares available for grant	1,507
Option grants	(813)
Award grants	(1,357)
Award shares withheld for taxes	132
Options forfeited	1,675
Awards forfeited	166
June 30, 2013	5,077

Stock-Based Compensation Expense
The Company recognizes compensation expense related to share-based transactions, including the awarding of employee stock options, based on the estimated fair value of the awards granted. All awards granted, modified or settled after January 1, 2006 have been accounted for based on the fair value of the awards granted. The Company generally uses the straight-line method to allocate stock-based compensation expense to the appropriate reporting periods. Some awards are accounted for using the accelerated method as appropriate for the terms of the awards.
The following table presents total stock-based compensation expense by functional areas included in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$502	$847	$1,706	$1,501
Selling, general and administrative	760	1,060	1,029	1,576
Total	$1,262	$1,907	$2,735	$3,077

The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$531	$1,497	$1,141	$2,355
Restricted stock units	604	410	1,296	722
Performance stock units	127	—	298	—
Total	$1,262	$1,907	$2,735	$3,077

Stock Options
The fair value of the options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options granted to non-employees is remeasured as they vest, and the resulting change in value, if any, is recognized as an increase or decrease in stock based compensation expense during the period the related services are rendered. The stock options are generally scheduled to vest over four years and all options expire no later than ten years from the date of grant.

Restricted Stock Units
The Company awarded 833,698 restricted stock units (“RSU”) under the 2010 Plan during the six months ended June 30, 2013. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period. The RSUs are generally scheduled to vest over four years.
Performance Stock Units
The number of shares of common stock to be issued for each vested performance stock unit ("PSU") will range between zero and two, depending on the level of performance as compared to the criteria set by the Company's board of directors with respect to the Company's annual cash burn for the year ended December 31, 2013. The Company currently estimates 100% of the performance goal will be achieved which will result in one common share issued for each vested PSU. The PSU awards vest in equal installments on March 5, 2014 and March 5, 2015. The fair value of the PSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized on a straight-line basis over the vesting period.
Stockholder Rights Plan
In August 2012, the Company's board of directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each share of the Company's common stock held by stockholders of record as of September 18, 2012. Each right entitles stockholders, after the rights become exercisable, to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.0001, at a purchase price of $11.35 per one thousandth of a share of Series A Junior Participating Preferred Stock. In general, the rights become exercisable when a person or group acquires 15% or more of the Company's common stock or a tender offer for 15% or more of the Company's common stock is announced or commenced. The rights may discourage a third-party from making an unsolicited proposal to acquire us as exercise of the rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Company's board of directors. The rights should not interfere with any merger or other business combination approved by the Company's board of directors since the rights may be redeemed by the Company at $0.0001 per right at any time before any person or group acquires 15% or more of the outstanding common stock. These rights expire in September 2013.

11. Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision makers are its Chief Executive Officer and the board of directors. The Chief Executive Officer and board of directors review financial information presented on a consolidated basis, accompanied by information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or plans for levels or components below the consolidated unit level. As such, the Company has determined that it operates in one segment because operating results are reported only on an aggregate basis to the Company's chief operating decision makers. Operations outside of the United States consist principally of research and development and sales activities.
The following table represents revenues that are identified in the corresponding geographic regions based on the customer's ship to locations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Americas (1)	$2,181	$16,914	$4,301	$32,543
Europe	1,177	2,445	4,382	7,930
Asia
India	289	3,443	2,508	9,961
Singapore	3,073	—	6,721	3,253
Others	254	107	543	358
	$6,974	$22,909	$18,455	$54,045

(1)	Primarily United States

The following table represents identifiable long-lived assets in the corresponding regions (in thousands):

	June 30, 2013	December 31, 2012
Long-lived assets
Americas (1)	$21,813	$25,953
Europe (2)	4,999	5,157
Asia	319	711
	$27,131	$31,821

(1)	Primarily United States

(2)	Primarily Hungary

12. Restructuring
Q3 2012 Restructuring Plan
As a result of the termination of the Shell Research Agreement, the Company initiated a series of cost reduction measures. During the third quarter of 2012, the Company's board of directors approved and committed to a restructuring plan ("the Q3 2012 Restructuring Plan”) to reduce the Company's cost structure which included approximately 173 employee terminations in the United States and Singapore and the closing of the Company's Singapore facility. Approximately 150 of the total 173 employee terminations impacted the research and development functions with the remaining 23 employees impacting the selling, general and administrative functions. The cost of the Q3 2012 Restructuring Plan was $2.4 million, comprised of $1.1 million of leasehold improvements write down, $0.7 million for employee severance and other termination benefits, $0.3 million for facility lease termination costs, and $0.3 million for equipment disposal charges.
The remaining balance of costs to be paid under the Q3 2012 Restructuring Plan was $0.05 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively. The remaining costs under the Q3 2012 Restructuring Plan will be paid in the third quarter of 2013.

The table below summarizes the changes in the restructuring accrual for the Q3 2012 Restructuring Plan as of June 30, 2013 (in thousands):

	Severance, benefits and related personnel costs	Facility closing costs	Total
Balance at December 31, 2012	$100	$320	$420
Cash payments	(74)	(272)	(346)
Adjustments to restructuring charges	(26)	—	(26)
Balance at June 30, 2013	$—	$48	$48

Q1 2012 Restructuring Plan
During the first quarter of 2012, the Company's board of directors approved and committed to a restructuring plan (“Q1 2012 Restructuring Plan”) to reduce the Company's cost structure which included approximately 13 employee terminations in Hungary and the United States. The total cost of the Q1 2012 Restructuring Plan was $0.6 million comprised of employee severance and other termination benefits. During the six months ended June 30, 2012, we made cash payments of $0.4 million related to these expenses. All remaining costs under the Q1 2012 Restructuring Plan were paid by December 31, 2012.

13. Subsequent Event

On July 30, 2013, the Company received the Dyadic notice, in which Dyadic alleged that the Company is in breach under the Dyadic license agreement, and that Dyadic intends to terminate the contract in 60 days if the breach is not cured to Dyadic's satisfaction. The Company believes that it is not in breach of the Dyadic license agreement, and that the Dyadic notice is unjustified and is without any legal or factual basis, and is considering all available remedies to protect its interests under the Dyadic license agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on April 2, 2013. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,( the Exchange Act). These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled Risk Factors, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview
We engineer enzymes for pharmaceutical, biofuel and chemical production and supply enzyme-related products. Our proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
Our primary business focus is the pharmaceuticals market, where we have commercialized our technology and products. There are currently over 50 pharmaceutical firms using our technology, products and services in their manufacturing process development, including in the production of some of the world's bestselling and fastest growing drugs. In addition, we have formed a number of partnerships with key customers to assist with future commercialization efforts and explore new market opportunities served by our biocatalyst processes.
We engineer new enzymes by applying our CodeEvolver directed evolution technology platform, which introduces genetic mutations into microorganisms, giving rise to changes in the enzymes that they produce. Once we identify potentially beneficial mutations, we test combinations of these mutations until we have created variant enzymes that exhibit marketable performance characteristics superior to competitive products. This process allows us to make continuous, efficient improvements to the performance of our enzymes.
We continue to develop our CodeXyme® cellulase enzymes to convert non-food plant material, or cellulosic biomass, into affordable sugars, which can then be converted into renewable fuels and chemicals. We are also developing our own manufacturing process for CodeXol® detergent alcohols, which are bio-based chemicals. Detergent alcohols are used to manufacture surfactants, which are key, active cleaning ingredients in consumer products such as shampoos, liquid soaps and laundry detergents. We are in discussions with potential collaboration partners to assist us with the development and commercialization of CodeXyme® cellulase enzymes and CodeXol® detergent alcohols, and we are also exploring other strategic options with respect to these products and technologies. Our receipt of the Dyadic notice may interfere with our ability to find a collaboration partner for our CodeXyme® cellulase enzyme program and our strategic options in respect of this program may be limited until the matter is resolved. For a further discussion of the notice we received from Dyadic and the potential impact termination of the license agreement would have on Codexis and its businesses, please see Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.
Results of Operations Overview
For the second quarter of 2013, revenues totaled $7.0 million, compared to $22.9 million for the second quarter of 2012. Revenues from collaborative research and development decreased to $2.0 million from $15.9 million in the prior year as a result of the termination of the Shell Research Agreement. Product revenues decreased to $5.0 million from $6.8 million in the prior year as a result of reduced shipments primarily due to the decrease in sales of our statin-family of products partially offset by increased sales of products used in on-patent pharmaceuticals in hepatitis C therapies. While we expect pharmaceutical product sales to increase in future periods, the timing of orders and delivery of product will continue to fluctuate from quarter-to-quarter, and may not be comparable on a sequential or year over year basis.
Costs and operating expenses for the second quarter of 2013 totaled $19.4 million, compared to $28.3 million for the second quarter of 2012. Cost of product revenues decreased to $3.6 million from $5.8 million in the prior year as a result of reduced shipments to Arch of statin-family products that were relatively lower in gross margins under the prior manufacturing agreement with Arch. Research and development expense decreased to $8.6 million from $15.7 million as a result of reduced headcount-related costs following our restructuring efforts undertaken as a result of the termination of the Shell Research Agreement in the third quarter of 2012.
Net loss for the second quarter of 2013 totaled $12.6 million compared to $5.5 million net loss for the second quarter of 2012. The increased loss is primarily related to the lower revenues from collaborative research and development, partially offset by reduced research spending and reduced product costs.
Cash, cash equivalents and marketable securities balances declined to $38.9 million as of June 30, 2013 compared to $49.2 million as of December 31, 2012. We are in discussions with potential collaboration partners to assist us with the development and commercialization of CodeXyme® cellulase enzymes and CodeXol® detergent alcohols which, if such collaborations were entered into, would reduce our cash requirements for research and development costs for these products in future quarters. We are actively partnering with new and existing pharmaceutical customers and we believe that we can utilize our products and services, and develop new products and services that will increase our revenue and gross margins in future periods.
Termination of Shell Collaboration

The Shell Research Agreement terminated effective August 31, 2012 and as a result, we no longer receive collaborative research and development revenues from Shell subsequent to August 31, 2012. This has significantly decreased our revenues as compared to prior periods. Collaborative research and development revenues received from Shell were $45.3 million, $63.2 million and $66.1 million in 2012, 2011 and 2010, respectively, and accounted for 51%, 51% and 62% of our total revenues in 2012, 2011 and 2010, respectively. Collaborative research and development revenue received from Shell accounted for $0 and $13.9 million for the three months ended June 30, 2013 and 2012, respectively.
As a result of the termination of the Shell Research Agreement, we initiated a series of cost reduction measures and refocused our business on the pharmaceuticals market. We terminated approximately 173 employees worldwide, consisting of 150 research and development staff and 23 general and administrative staff. We also closed our Singapore research and development facility. We estimated that we would incur $2.4 million in restructuring expenses related to these cost reduction measures, including severance for terminated employees, and other exit-related costs arising from contractual obligations associated with closed facilities under lease and equipment disposals. During the first half of 2013, we made cash payments of $0.3 million and recorded $0.03 million in adjustments to previously recorded accruals for changes in estimated liabilities. As of June 30, 2013, we have paid out substantially all of the costs estimated under the Q3 2012 Restructuring Plan.
We anticipate our annual cost reductions resulting from the Q3 2012 Restructuring Plan in the United States will be approximately $22.1 million. Our annual cost reductions resulting from closing our operations in Singapore are expected to be $7.1 million. We anticipate that these cost reduction measures will generate annual cost savings related to employee compensation costs of $21.0 million. The remaining cost reduction measures will generate annual cost savings primarily related to outside services, information technology and laboratory equipment expenses, facilities expenses, and recruiting and relocation costs.
Arch Collaboration

Since 2006, Arch of Mumbai, India has manufactured substantially all of our commercialized intermediates and APIs for sale to generic and innovator pharmaceutical manufacturers. In November 2012, we entered into a new commercial arrangement with Arch by simultaneously terminating all of our existing supply agreements with Arch and entering into the New Arch Enzyme Supply Agreement pursuant to which Arch agreed to exclusively purchase enzymes from us for use in the manufacture of certain of Arch's products and we agreed to exclusively supply, with limited exceptions, certain of our enzymes to Arch at an agreed upon price for use in such manufacture. Under the New Arch Enzyme Supply Agreement, Arch will no longer produce atorva-family APIs and intermediates for us. Arch will instead market these products directly to end customers, and as a result Arch will no longer pay us royalties on their sale of such APIs and intermediates to customers and we will no longer have exclusive rights to market such APIs and intermediates in certain markets. For the six months ended June 30, 2013, we recognized $2.1 million in product revenue for the one-time sale of enzyme inventory to Arch pursuant to the New Arch Enzyme Supply Agreement.

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

Financial Operations Overview
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In Thousands)	2013	2012	$	%	2013	2012	$	%
Product	$4,948	$6,782	$(1,834)	(27)%	$14,085	$21,949	$(7,864)	(36)%
Collaborative research and development	2,026	15,868	(13,842)	(87)%	4,370	30,480	(26,110)	(86)%
Government awards	—	259	(259)	(100)%	—	1,616	(1,616)	(100)%
Total revenues	$6,974	$22,909	$(15,935)	(70)%	$18,455	$54,045	$(35,590)	(66)%

Revenues decreased $15.9 million and $35.6 million during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 due to decreased sales from product sales, collaborative research and development projects, and government awards.
Product revenues decreased $1.8 million and $7.9 million during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 as a result of reduced shipments primarily due to the decrease in sales of our statin-family of products of $4.9 million and $13.6 million, respectively, partially offset by increased sales of products of $3.1 million and $5.7 million, respectively, used in on-patent pharmaceuticals in hepatitis C therapies. As a result of the New Arch Enzyme Supply Agreement signed in November 2012, we expect the sales of statin-family of products will decrease in all future periods when compared to 2012 and prior periods.
While we expect pharmaceutical product sales to increase in future periods, the timing of orders and delivery of product will continue to fluctuate from quarter-to-quarter, and may not be comparable on a sequential or year over year basis.
Collaborative research and development revenues decreased $13.8 million and $26.1 million during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 primarily from a $13.9 million and $27.8 million reduction, respectively, due to the termination of the Shell Research Agreement in 2012.
Government award revenues decreased $0.3 million and $1.6 million during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 as our award from the DOE under the ARPA-E Recovery Act program expired on June 30, 2012, and our award revenue from the Singapore Economic Development Board was terminated in 2012. As of June 30, 2013, we do not have any government awards from which we expect to receive revenues in future periods.

Our top five customers accounted for 73% and 85% of our total revenues for the three and six months ended June 30, 2013. Accounts receivable balances for the top five customers were 70% and 84% of total balances as of June 30, 2013 and December 31, 2012, respectively.

Cost of Product Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In Thousands)	2013	2012	$	%	2013	2012	$	%
Product revenues	$4,948	$6,782	$(1,834)	(27)%	$14,085	$21,949	$(7,864)	(36)%
Cost of product revenues	3,631	5,829	(2,198)	(38)%	9,296	18,471	(9,175)	(50)%
Product gross profit	$1,317	$953	$364	38%	$4,789	$3,478	$1,311	38%
Product gross margin %	27%	14%			34%	16%

Our cost of product revenues decreased $2.2 million and $9.2 million during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012 primarily due to the decrease of our statin-family product sales to Arch. Our product gross margins improved from 14% for the three months ended June 30, 2012 to 27% during the three months ended June 30, 2013, and from 16% for the six months ended June 30, 2012 to 34% during the six months ended June 30, 2012. Gross margins in the three months ended June 30, 2013 increased due to sales mix change of $3.1 million in product sales from higher margin on-patent products offset by a decrease of $4.9 million in product sales of lower margin statin-family of APIs and intermediates. Gross margin also benefited from $0.3 million in supplier credits for on-patent products delivered in prior quarters. As a result of the New Arch Enzyme Supply Agreement signed in November 2012, we expect our gross margins to be higher in all future periods when compared to 2012 and prior periods due to a decrease in sales of lower margin statin-family of products.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In Thousands)	2013	2012	$	%	2013	2012	$	%
Research and development	$8,624	$15,650	$(7,026)	(45)%	15,946	31,999	$(16,053)	(50)%
Selling, general and administrative	7,169	6,789	380	6%	15,293	16,184	(891)	(6)%
Total operating expenses	$15,793	$22,439	$(6,646)	(30)%	$31,239	$48,183	$(16,944)	(35)%

Research and development expenses decreased $7.0 million and $16.1 million during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012. The lower expense levels were primarily due to the restructuring the Company initiated in the third quarter of 2012 subsequent to the termination of the Shell Research Agreement. Our research and development headcount decreased 164 employees from 250 employees at June 30, 2012 to 86 employees at June 30, 2013. As a result of the restructuring program, we reduced compensation and related costs by $4.3 million and $9.7 million, lab supply costs by $1.1 million and $2.2 million, and outside services costs by $0.9 million and $1.6 million, respectively, for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012. Depreciation cost decreased $0.7 million and $1.3 million as a result of excess equipment disposed as part of the restructuring efforts. We reduced facility costs by $0.3 million as a result of closing our Singapore research facility for the six months ended June 30, 2013, as compared to the same period of 2012. Research and development expenses included stock-based compensation expense of $0.5 million and $1.7 million during the three and six months ended June 30, 2013. Research and development expenses included stock-based compensation expense of $0.8 million and $1.5 million during the three and six months ended June 30, 2012.

Selling, general and administrative expenses increased $0.4 million and decreased $0.9 million during the three and six months ended June 30, 2013, respectively, as compared to the three and six months ended June 30, 2012. Expenses increased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily because we recorded a charge of $0.4 million to write-down supplier advances for which recovery was determined to be uncertain. Expense levels decreased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the restructuring the Company initiated in the third quarter of 2012 subsequent to the termination of the Shell Research Agreement. Our selling, general and administrative headcount decreased 28 employees from 89 employees at June 30, 2012 to 61 employees at June 30, 2013. As a result of the restructuring program, we reduced compensation and related costs by $1.1 million during the six months ended June 30, 2013, as compared to the same period of 2012. Selling, general and administrative expenses included stock-based compensation expense of $0.8 million and $1.0 million during the three and six months ended June 30, 2013. Selling, general and administrative expenses included stock-based compensation expense of $1.1 million and $1.6 million during the three and six months ended June 30, 2012. The stock awards granted in the second quarter of 2013 included our PSU awards which resulted in $0.1 million and $0.3 million of stock compensation expense in the three and six months ended June 30, 2013.

Restructuring Charges
During the first quarter of 2012, our board of directors approved and committed to the Q1 2012 Restructuring Plan to reduce our cost structure which included approximately 13 employee terminations in Hungary and the United States. The total cost of the Q1 2012 Restructuring Plan was $0.6 million comprised of employee severance and other termination benefits. During the six months ended June 30, 2012, we made cash payments of $0.4 million. All costs under the Q1 2012 Restructuring Plan were paid by December 31, 2012.
The table below summarizes the changes in our restructuring accrual for the Q1 2012 Restructuring Plan during the six months ended June 30, 2012 (in thousands):

Severance, benefits and related personnel costs
Balance at December 31, 2011	$—
Restructuring charges	563
Cash payments	(446)
Adjustments to restructuring charges	(49)
Balance at June 30, 2012	$68

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
Our cost of the Q3 2012 Restructuring Plan was $2.4 million, comprised of $1.1 million of leasehold improvements write down, $0.7 million for employee severance and other termination benefits, $0.3 million for facility lease termination costs and $0.3 million for equipment disposal charges. As of December 31, 2012, $0.1 million was recorded in accrued compensation and $0.3 million recorded as accrued expenses on our condensed consolidated balance sheet. We made cash payments of $0.3 million and recorded $0.03 million of reductions in previously recorded accruals for changes in estimated liabilities during six months ended June 30, 2013. As of June 30, 2013, $0.05 million was recorded as accrued expenses on our condensed consolidated balance sheet. We anticipate recording no further costs under this restructuring plan. We anticipate the remaining costs under the Q3 2012 Restructuring Plan will be paid in the third quarter of 2013.
The table below summarizes the changes in our restructuring accrual for the Q3 2012 Restructuring Plan during the six months ended June 30, 2013 (in thousands):

	Severance, benefits and related personnel costs	Facility costs	Total
Balance at December 31, 2012	$100	$320	$420
Cash payments	(74)	(272)	(346)
Adjustments to restructuring charges	(26)	—	(26)
Balance at June 30, 2013	$—	$48	$48

Interest income and other expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In Thousands)	2013	2012	$	%	2013	2012	$	%
Interest income	$16	$74	$(58)	(78)%	$43	$149	$(106)	(71)%
Other expenses	(183)	(157)	(26)	17%	(268)	(275)	7	(3)%
Total other income (expense)	$(167)	$(83)	$(84)	101%	$(225)	$(126)	$(99)	79%

Interest income decreased during the three and six months ended June 30, 2013, as compared to the same periods of last year, due to decreased investment balances.
Other expenses increased during the three months ended June 30, 2013, as compared to the same period of last year, primarily related to increased losses from foreign currency transactions during the three months ended June 30, 2013. Other expense remained consistent during the six months ended June 30, 2013, as compared to the same period of last year.

Provision (benefit) for income taxes
The tax benefit for the three and six months ended June 30, 2013 primarily consisted of income taxes attributable to foreign operations offset by the tax effect of the unrealized gain from our investment in CO2 Solutions. The tax provision for the three and six months ended June 30, 2012 primarily consisted of income taxes attributable to foreign operations.

Liquidity and Capital Resources

(In Thousands)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$32,392	$32,003
Marketable securities (1)	5,512	13,524
Accounts receivable, net	1,591	7,545
Accounts payable, accrued compensation and accrued liabilities	8,780	14,097
Working capital	$31,962	$43,486

(1)	Includes only the current portion of our marketable securities

	Six months ended June 30,
(In Thousands)	2013	2012
Net cash used in operating activities	$(10,560)	$(3,292)
Net cash provided by (used in) investing activities	10,668	(6,228)
Net cash provided by financing activities	281	287
Effect of foreign exchange rates on cash and cash equivalents	—	164
Net increase (decrease) in cash and cash equivalents	$389	$(9,069)

We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects, improvements to our biocatalysis technology platform, and expand our business development and partnerships with new pharmaceutical customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from product sales to pharmaceutical customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of products or collaborative research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product revenue and non-payroll research and development costs.

Cash, cash equivalents and marketable securities balances totaled $38.9 million as of June 30, 2013 compared to $49.2 million as of December 31, 2012.

Our current business plans for CodeXyme® cellulase enzymes and CodeXol® detergent alcohols are heavily dependent on third-party funding. As described above, the Shell Research Agreement terminated effective as of August 31, 2012, and we do not expect to receive further collaboration revenues from Shell, from whom we had previously derived a substantial portion of our revenues and of our funding for the development of our CodeXyme® cellulase enzymes program. We are in discussion with collaboration partners to assist us with the development and commercialization of CodeXyme® cellulase enzymes and CodeXol® detergent alcohols which, if such collaborations were entered into, would reduce our cash requirements for research and development costs for these products in future quarters. However, there can be no assurances that any of our discussions will lead to collaborations or that any new collaboration for CodeXyme® cellulase enzymes will fully substitute for the termination of the Shell collaboration. . If we are unable to agree to terms with new collaborators that provide us with the financial assistance and infrastructure necessary for us to develop and commercialize our products and execute our strategy with respect to CodeXyme® cellulase enzymes and CodeXol® detergent alcohols, or if we are unable to identify and effect attractive strategic options for those programs, we will need to continue to fund the development of these programs ourselves, which will have a material adverse effect on our liquidity and financial condition, or we may need to suspend the programs, which may have a material adverse effect on our business and prospects. Furthermore, our receipt of the Dyadic notice may interfere with our ability to find a collaboration partner for our CodeXyme® cellulase enzyme program and the Company's strategic options in respect of this program may be limited until the matter is resolved. If we are unable to maintain our rights under the Dyadic license agreement on commercially reasonable terms, we will either need to shut down our CodeXyme® cellulase enzyme program or we will need to buy or license this type of expression system from another party or develop this type of expression system itself, which may be difficult, costly and time consuming, in part because of the broad, existing intellectual property rights owned by others. For a further discussion of the notice the Company received from Dyadic and the potential impact termination of the Dyadic license agreement would have on Codexis and its businesses, please see Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

We are also actively partnering with new and existing pharmaceutical customers and we believe that we can utilize our current products and services, and develop new products and services, that will increase our revenue and gross margins in future periods

Although we believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our pharmaceutical business, identifying business partners to fund our CodeXyme® cellulase program and our CodeXol® detergent alcohol program, or identifying other strategic options with respect to such programs, our spending to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including bio-based chemicals, and the potential costs for filing, prosecution, enforcement and defense of patent claims, if necessary.

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

Cash Flows from Operating Activities
Cash used in operating activities was $10.6 million during the six months ended June 30, 2013, which resulted from net loss of $22.2 million for the six months ended June 30, 2013, adjusted for non-cash depreciation and amortization of $5.2 million, share-based compensation expense of $2.7 million, and changes in working capital components of approximately $3.6 million. The changes in working capital were primarily due to a decrease in accounts receivables of $6.0 million, partially offset by a decrease in accounts payable and accrued compensation of $2.3 million.
Cash used in operating activities was $3.3 million during the six months ended June 30, 2012, which resulted from net loss of $13.0 million adjusted for non-cash depreciation and amortization of $6.4 million, share-based compensation expense of $3.1 million, and changes in working capital components of $0.2 million. The changes in working capital were primarily due to a decrease in accounts receivable of $10.8 million, partially offset by a decrease in accounts payable and accrued compensation of $8.6 million.

Cash Flows from Investing Activities

Codexis, Inc.

Cash flows from investing activities primarily relate to our investments in marketable securities and purchases of property and equipment.
Cash provided by investing activities was $10.7 million during the six months ended June 30, 2013, which mainly resulted from the proceeds from our marketable securities of $10.9 million and the decrease of our restricted cash of $0.4 million due to the reduction of the available credit under the Company's working capital line, offset by capital expenditures of $0.6 million.
Cash used in investing activities was $6.2 million during the six months ended June 30, 2012, which resulted from capital expenditures of $2.6 million primarily related to the costs of facility improvements and purchases of lab equipment, offset by an increase of our marketable securities investments of $3.7 million, which represents net amounts transferred out of our cash and cash equivalents.

Cash Flows from Financing Activities
Cash provided by financing activities was $0.3 million during each of the six months ended June 30, 2013 and 2012, which was a result of proceeds from exercises of employee stock options.

Contractual Obligations
Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. The following table summarizes the future commitments arising from our contractual obligations as of June 30, 2013 (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	2018 and beyond
Operating leases	$18,930	$1,438	$2,947	$3,031	$3,047	$2,677	$5,790

We have excluded from the above table $1.5 million in contractual obligations related to uncertain tax positions as we cannot make a reasonably reliable estimate of the period of cash settlement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three months ended June 30, 2013. This is discussed in further detail in our Annual Report in Form 10-K filed with the SEC on April 2, 2013.
Equity Price Risk
As described in Note 5 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of June 30, 2013, the fair value of our investment in CO2 Solutions’ common stock was $1.0 million and our carrying cost for the investment was $0.6 million. We evaluated our investment in the common shares of CO2 Solutions. As a result of our analysis, we concluded no impairment existed and no adjustment was recorded during the three and six months ended June 30, 2013.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of June 30, 2013 the fair value of our investment in CO2 Solutions’ common stock was $1.0 million. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of June 30, 2013 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of June 30, 2013 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 at the reasonable assurance level due to a material weakness that we identified as of December 31, 2012 that has not been fully remediated. The material weakness we identified relates to the lack of a sufficient number of qualified personnel to timely and appropriately account for complex, non-routine transactions in accordance with United States generally accepted accounting principles. Examples of these significant non-routine transactions include, but are not limited to, complicated revenue recognition transactions and complex contractual arrangements. The material weakness resulted in the recording of audit adjustments for the period ended December 31, 2012. Notwithstanding the existence of the material weakness, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.
Management's Remediation Activities
With the oversight of senior management and our audit committee, we have implemented certain key steps intended to address the underlying causes of the material weakness, primarily the recruitment of full time qualified accounting and finance personnel with technical accounting and financial reporting experience, and the implementation and validation of improved accounting and financial reporting procedures.
As of June 30, 2013, we have not yet been able to remediate this material weakness. We expect the remediation of the control deficiencies underlying the material weakness will not be completed before the end of 2013. In addition, we may need to incur incremental costs associated with this remediation, including the hiring of additional finance and accounting personnel, utilizing outside consultants, and the implementation and validation of improved accounting and financial reporting procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may need to take additional measures to address the material weakness.
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
Our company has been in existence since January 2002. From 2002 until 2005, our operations focused on organizing and staffing our company and developing our technology platform. In 2005, we recognized our first revenues from product sales. Since 2005, we have continued to generate revenues, but because our revenue growth has occurred in recent periods, our limited operating history may make it difficult to evaluate our current business and predict our future performance. Additionally, since 2006, a major portion of our business revolved around our research and development collaboration with Shell with respect to advanced biofuels, and the collaboration accounted for 62%, 51% and 51%, of our revenues in 2010, 2011 and 2012 respectively. The Shell collaboration ended in August 2012 and we undertook a significant restructuring of our operations as a result and refocused our business on the pharmaceuticals market. As a result of these changes in our business and any changes to our business focus that we may make as we move forward, our operating history in past periods may not provide much of a basis to evaluate our current business or predict our future performance. Any assessments of our current business and predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had not experienced significant changes to our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by young companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.
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
Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report and in our annual report on Form 10-K:

•	our ability to achieve or maintain profitability;

•	our ability to secure third-party funding, or other strategic options, for our CodeXyme® cellulase enzymes and CodeXol® detergent alcohols programs;

•	our ability to maintain license rights for commercial scale expression systems for cellulases;

•	our ability to obtain substantial additional capital that may be necessary to expand our business;

•	our ability to maintain internal control over financial reporting;

•	charges to earnings as a result of any impairment of goodwill, intangible assets or other long-lived assets;

•	our ability to realize the expected benefits from the reduction in force we undertook at the end of August 2012;

•	our dependence on a limited number of customers;

•	our customers' ability to timely pay amounts owed to us;

•	our dependence on a limited number of products in our pharmaceutical business;

•	our reliance on one contract manufacturer for commercial scale production of substantially all of our enzymes;

•	our ability to develop and successfully commercialize new products for the pharmaceuticals market;

•	our relationships with, and dependence on, collaborators in our principal markets;

•	our ability to deploy our technology platform in new adjacent market spaces;

•	our dependence on, and the need to attract and retain key management and other personnel;

•	any adverse effects our recent restructuring plan may have on our ability to react to business developments and manage our business;

•	the success of our customers' pharmaceutical products in the market and the ability of such customers to obtain regulatory approvals for products and processes;

•	our ability to control and to improve pharmaceutical product gross margins;

•	the ability of Arch to effectively market pharmaceutical products manufactured using our enzymes;

•	the feasibility of commercializing biofuels and bio-based chemicals derived from cellulose;

•	fluctuations in the price of and demand for commodities that our enzymes and fermentation organisms can be employed to produce or for substitute commodities;

•	the availability, cost and location of cellulosic biomass sources;

•	changes to existing biofuel regulations and policies;

•	our potential bio-based chemical products might not be approved or accepted by our customers;

•	our ability to independently develop, manufacture, market, sell and distribute commercial cellulase enzymes;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses we may acquire with our business;

•	our ability to accurately report our financial results in a timely manner;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business;

•	our ability to obtain and maintain governmental awards;

•	potential product liability claims;

•	the existence of government subsidies or regulation with respect to carbon dioxide emissions; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.
Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
We have a history of net losses, such losses may increase due to the termination of our research and collaboration with Shell, and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $8.5 million, $16.6 million, and $30.9 million in 2010, 2011 and 2012, respectively. As of June 30, 2013, we had an accumulated deficit of $237.8 million. To date, we have derived a substantial portion of our revenues from research and development agreements with our collaborators, particularly Shell, who accounted for 62%, 51%, and 51% of our revenues in 2010, 2011, and 2012, respectively. Our research and development collaboration with Shell terminated effective as of August 31, 2012, and we do not expect to receive further collaboration revenue from Shell. If we are unable to enter into binding collaboration agreements with new partners for our advanced biofuels program, we will have to suspend continued development of our CodeXyme® cellulase enzymes, our revenues will decline substantially and our net losses may increase. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional pharmaceutical and potential bioindustrial products, including CodeXol® detergent alcohols. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
Our CodeXyme® cellulase enzymes and our CodeXol® detergent alcohols programs are heavily dependent on our ability to secure third-party funding, or to identify and effect other strategic options with respect to those programs.
Our current business plans for our CodeXyme® cellulase enzymes and CodeXol® detergent alcohols are heavily dependent on third-party funding. We previously received significant funding for our advanced biofuels program from Shell under a collaborative research agreement. This agreement terminated effective as of August 31, 2012. We are in early stage discussions with potential collaborators, but we cannot assure you that any of our discussions will lead to collaborations or that any new collaboration will fully substitute for the termination of the Shell collaboration. Raízen and Shell currently hold rights to use our cellulase enzyme technology in Brazil, which could complicate our efforts to secure funding from third parties for our CodeXyme® cellulase program. Our efforts to secure funding from third parties may also be complicated as a result of the Dyadic notice that we received on July 30, 2013 from Dyadic alleging that we are in breach under the Dyadic license agreement and that Dyadic intends to terminate the Dyadic license agreement in 60 days if the alleged breach is not cured to Dyadic's satisfaction. We license Dyadic's C1-based proprietary fungal expression technology for the production of enzymes under the Dyadic license agreement and use this technology in CodeXyme® cellulase enzymes.
To date, we have self-funded all development work for our CodeXol® detergent alcohols program. We are seeking collaboration partners to assist us with funding the development and commercialization of our CodeXol® detergent alcohols. We are also exploring other strategic options with respect to both programs. If we are unable to agree to terms with new collaborators that provide us with the financial assistance and infrastructure necessary for us to develop and commercialize our products and execute our strategy with respect to our CodeXyme® cellulase enzymes and CodeXol® detergent alcohols, or if we are unable to identify and effect attractive strategic options for those programs, we may need to fund this development ourselves, which will have a material adverse effect on our financial condition, or we may need to suspend the programs which may have a material adverse effect on our business and prospects.
If we are unable to maintain license rights to a commercial scale expression system for enzymes that convert cellulosic biomass to sugars, our business may be materially adversely affected.
We entered into the Dyadic license agreement in November 2008 to obtain a non-exclusive license to Dyadic's C-1 based proprietary fungal expression technology for the production of enzymes. We are licensed to use these enzymes to make products in the fields of biofuels, certain pharmaceuticals, chemicals, air treatment, water treatment and the conversion of cellulosic biomass into fermentable sugars for use in non-fuel products. We also obtained access to specified materials of Dyadic relating to such Dyadic technology. We currently use the licensed technology in connection with our CodeXyme® cellulase enzyme program. Our license is sublicenseable to Shell and to affiliates of Shell in the field of biofuels, and sublicenseable to third parties in the non-biofuels fields of certain pharmaceuticals, chemicals, air treatment, water treatment and the conversion of cellulosic biomass into fermentable sugars for non-fuel products. Dyadic has the right to terminate our licenses under the license agreement if we challenge the validity of any of the patents licensed under the Dyadic license agreement and for various other reasons, including by reason of an uncured material breach by Codexis. Our licenses and access to such materials of Dyadic under the Dyadic license agreement will terminate as a result of any proper termination of the Dyadic license agreement other than due to Dyadic's material breach. Our sublicense to Shell under the Dyadic license agreement will also terminate if the Dyadic license agreement is properly terminated other than due to Dyadic's material breach.
On July 30, 2013, Dyadic delivered notice to us alleging that we are in breach under the Dyadic license agreement and stating that Dyadic intends to terminate the Dyadic license agreement in 60 days if the alleged breach is not cured to Dyadic's satisfaction. Although we do not believe that we are in breach of the Dyadic license agreement and we are considering all available remedies to protect our interests under the Dyadic license agreement, we can make no assurances regarding our ability to resolve the dispute with Dyadic on commercially reasonable terms or our ability to dispute with success, through legal action or otherwise, Dyadic's allegation that we have breached the Dyadic license agreement.
If we are unable to maintain our rights under the Dyadic license agreement on commercially reasonable terms, we will either need to shut down our CodeXyme® cellulase enzyme program or we will need to buy or license this type of expression system from another party or develop this type of expression system ourselves, which may be difficult, costly and time consuming, in part because of the broad, existing intellectual property rights owned by Novozymes and E.I. Du Pont De Nemours and Company, or DuPont, and others. We can make no assurance that we will be able to buy or license an expression system on commercially reasonable terms, or that we will be able to develop this type of expression system ourselves. If we fail to do so, or if we decide to shut down the CodeXyme® cellulase enzyme program, our business would be materially adversely affected.
We may need substantial additional capital in the future in order to expand our business.
Our future capital requirements may be substantial, particularly as we continue to develop our business, including investing in our CodeXyme® cellulase enzymes and CodeXol® detergent alcohol business opportunities. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our pharmaceutical business, identifying business partners to fund our CodeXyme® cellulase enzyme program and our CodeXol® detergent alcohol program, or identifying other strategic options with respect to such programs, our spending to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including bio-based chemicals, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. We believe that the Dyadic Notice may interfere with our ability to raise additional funds and discourage third parties from entering into any strategic transaction with us concerning our CodeXyme® cellulase enzyme program. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
We received notice on July 30, 2013 from Dyadic alleging that we are in breach under the Dyadic license agreement and that Dyadic intends to terminate the Dyadic license agreement in 60 days if the alleged breach is not cured to Dyadic's satisfaction. During the third quarter of 2013, we will evaluate the outcome of our dispute with Dyadic and determine if there is any impairment of the valuation of related intangible assets.  Depending on the outcome of the dispute, we may determine that the related intangible assets are impaired.
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
In the third and fourth quarters of 2012, we implemented a reduction in our global workforce and implemented other cost savings measures to reduce our cash expenditures. These measures included the termination of approximately 55% of our global workforce and the closing of our Singapore facility. We also vacated one of our facilities in Redwood City, California and attempting to sublease it. If we are unable to realize the expected operational efficiencies and financial benefits from this workforce reduction, or if we are unable to sublease the vacated facility, our operating results and financial condition would be adversely affected. Restructuring costs include expenses related to exit-related costs arising from contractual and other obligations. We continue to review our cost structure and may implement further cost saving initiatives in the future. These cost reduction efforts may interfere with our ability to achieve our business objectives, may be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business and may increase the likelihood of turnover of other key employees, all of which may have an adverse impact on our business.
We are dependent on a limited number of customers.
Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2011, our top five customers accounted for 77% of our total revenues, with Shell accounting for 51% of our total revenues. For the year ended December 31, 2012, our top five customers accounted for 81% of our total revenues, with Shell accounting for 51% of our total revenues. For the six months ended June 30, 2013, our top five customers accounted for 85% of our total revenues. Our research collaboration with Shell terminated effective as of August 31, 2012, which means that we will not receive any additional collaboration funding from Shell. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss of business from Shell has, and the loss or reduction from one or a combination of our other significant customers could, materially adversely affect our revenues, financial condition and results of operations.
Our revenues, financial condition and results of operations may also be adversely affected if one or more of our customers is delayed in paying, or becomes unable to pay, for our delivered products on a timely basis.

Certain of our customers are, or in the future may become, subject to significant economic and other challenges that affect their cash flow, and many customers outside of the United States are generally accustomed to vendor financing in the form of extended payment terms which may exceed contractual payment terms.  For instance, Arch is currently experiencing financial difficulty and has been unable to pay us for enzymes that we have previously supplied them. As a result of their economic distress, we have ceased shipping enzymes to Arch until we are confident in their ability to timely pay for such shipments. To remain competitive in markets outside of the United States, we may offer selected customers such payment flexibility.  We consider arrangements with extended payment terms not to be fixed or determinable, and accordingly, we defer revenue until payment is received.  The costs associated with such revenue deferral are also deferred and classified as other current assets in the financial statements. If these customers fail to pay us on a timely basis it may cause our financial results to fluctuate and we may decide to grant concessions to such customers to increase the probability of payment. Such concessions, or failure by such customers to pay at all, would adversely impact our financial condition and results of operations.
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
We are exploring whether to use our CodeEvolver® directed evolution technology platform to develop new products in several new adjacent market spaces, including fine chemicals and therapeutic enzymes. We do not know if we can successfully compete in these new markets. Each of these new markets is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships. If we develop new products to introduce into one or more of these new markets, we may not succeed in displacing current products. If we succeed in commercializing new products for these markets, we may not generate significant revenue and cash flows from these activities. The failure to successfully deploy products in these new market spaces may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.
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
In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology and other technology-based businesses or due to the availability of personnel with the qualifications or experience necessary for our business. Additionally, potential future government awards may require us to maintain a minimum level of staffing. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists and engineers. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms. All of our employees are at-will employees, which mean that either the employee or we may terminate their employment at any time.
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
In August and September 2012, we implemented a corporate restructuring plan that included a reduction in work force of approximately 55% of our total workforce and the closure of our Singapore facility. The restructuring and reductions in workforce have had and may continue to have a negative effect on employee morale, and we may have difficulty in attracting and retaining qualified personnel.
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
Under the New Arch Enzyme Supply Agreement, we sell enzymes to Arch that it uses to manufacture APIs and intermediates that it sells to pharmaceutical companies worldwide. A portion of our pharmaceuticals product revenues are dependent on Arch's ability to manufacture, market and sell APIs and intermediates that are made by Arch using our enzymes. We cannot control Arch's level of activity or expenditures relating to the marketing of such pharmaceutical products relative to the rest of their products or marketing efforts. Arch may fail to effectively market these pharmaceutical products. Conflicting priorities, competing demands or other factors that we cannot control, and of which we may not be aware, may cause Arch to deemphasize such pharmaceutical products. If Arch does not successfully promote these pharmaceutical products in the marketplace or fails to resolve its current economic difficulties, our pharmaceutical business and our revenues and operating results could be adversely impacted.
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
Biofuels and some bio-based chemicals are anticipated to be marketed as an alternative to fossil fuel-based products. Therefore, if the price of natural gas or oil falls, any revenues that we generate from biofuel or bio-based chemical products could decline, and we may be unable to produce products that are a commercially viable alternative to fossil fuel-based products. For instance, implementation of and advances in hydraulic fracturing technology for the production of natural gas from shale has increased the availability of, and decreased the price of, natural gas in recent years. Additionally, demand for liquid transportation fuels, including biofuels, may decrease due to economic conditions or otherwise. Demand for bio-based chemicals may also decrease if the price of natural gas or oil decreases. Similarly, CodeXyme® cellulase enzymes are used in producing fermentable sugars, which are anticipated to be marketed as an alternative to fermentable sugars from sugar and starch food sources, such as corn and sugar cane. Therefore, if the price of sugar falls, the demand for CodeXyme® cellulase enzymes may fall, and we may be unable to produce cellulase enzymes for use in producing fermentable sugars that are a commercially viable alternative to fermentable sugars from sugar and starch food sources.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of June 30, 2013, we owned or controlled approximately 351 issued patents and approximately 342 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals manufacturing, biofuels and bio-based chemicals markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

Numerous patents in our portfolio involve complex legal and factual questions and, therefore, enforceability cannot be predicted with any certainty. Issued patents and patents issuing from pending applications may be challenged, invalidated, or circumvented. Moreover, the United States Leahy-Smith America Invents Act, enacted in September 2011, brings significant changes to the United States patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business are currently uncertain as the United Stated Patent and Trademark Office has just implemented regulations related to these changes and the courts have yet to address many of these provisions in the context of a dispute. We have not assessed the applicability of the act and new regulations on our patent portfolio. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights. Additional uncertainty may result from legal precedent handed down by the United States Federal Circuit Court and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our and other companies' patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that: (i) we were the first to invent the inventions covered by each of our pending applications, (ii) we were the first to file patent applications for these inventions, or (iii) the proprietary technologies we develop will be patentable. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States. Moreover, third parties could practice our inventions in territories where we do not have patent protection. Such third parties may then try to import products made using our inventions into the United States or other territories. If competitors are able to use our technology, our ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.
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
The industries in which we operate and the biotechnology industry in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert our management's time from focusing on business operations and could cause us to spend significant amounts of money. Any potential intellectual property litigation also could force us to do one or more of the following:

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
We recently entered the market for cellulase enzymes, which are used to produce sugar for the manufacture of biofuels and bio-based chemicals. Our significant competitors in this market include Novozymes and DuPont, which have both been active in this market for many years. Novozymes has partnered with a number of companies and organizations on a regional basis to develop cellulases for the production of biofuels, including partnering with M&G in Italy to be the cellulase supplier to a commercial scale cellulosic ethanol plant being built by Chemtex, and DuPont is marketing a line of cellulases to convert cellulosic biomass into sugar. These competitors have greater resources than we do, own or otherwise control established intellectual rights portfolios, have existing relationships with customers that we hope to sell CodeXyme® cellulase enzymes to, have long-term supply agreements already in place with customers for their bio-based products, and have the supply chain in place to sell their cellulases on a global platform. Our ability to compete in this market may be limited by our relatively late start. Additionally, DSM has announced that it expects to participate in this market.
There are also other companies developing competing cellulosic ethanol technologies. Significant competitors include companies such as: Novozymes, which is opening a biofuel demonstration plant with Inbicon A/S of Denmark; DuPont is marketing a line of cellulases to convert cellulosic biomass into sugar; DSM, which acquired C5 Yeast Company B.V. in 2011 enhancing DSM's position in the cellulosic biofuel sector, and which has partnered with POET LLC to form POET-DSM Advanced Biofuels to construct a facility to produce cellulosic ethanol; Mascoma Corporation, which entered into a definitive agreement with Valero Energy Corporation in December 2011 to build a commercial-scale cellulosic ethanol biorefinery; BP, which is developing a commercial scale cellulosic ethanol facility through its affiliate Vercipia Biofuels; and Coskata, Inc., which is developing a hybrid thermochemical-biocatalytic process to produce ethanol from a variety of feedstocks.
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
On September 3, 2012, we entered into a stockholder rights plan and declared a dividend of one preferred stock purchase right for each share of our common stock held by stockholders of record as of September 18, 2012. Each right entitles stockholders, after the rights become exercisable, to purchase one one-thousandth of a share of our Series A Preferred Stock, par value $0.0001, at a purchase price of $11.35 per one-thousandth of a share of Series A Preferred Stock. In general, the rights become exercisable at the close of business on the tenth business day following (i) public announcement that a person or group acquired 15% or more of our common stock or (ii) commencement or announcement of a tender offer for 15% or more of our common stock. The rights may discourage a third-party from making an unsolicited proposal to acquire us, as exercise of the rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. The rights should not interfere with any merger or other business combination approved by our board of directors since the rights may be redeemed by us at $0.0001 per right at any time before any person or group acquires 15% or more of our outstanding common stock. These rights expire in September 2013, unless the rights plan is renewed.
Concentration of ownership among our existing officers, directors and principal stockholders may prevent other stockholders from influencing significant corporate decisions and depress our stock price.
Based on the number of shares outstanding as of June 30, 2013, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 31.5% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of June 30, 2013, Raízen, Biomedical Sciences Investment Fund Pte Ltd. and CMEA Ventures beneficially owned approximately 14.9%, 8.5% and 8.1% of our common stock, respectively.
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

(a) Unregistered Sales of Equity Securities
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

10.1	Transition and Separation Agreement by and between the Company and David L. Anton dated as of July 24, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and iv) Notes to Condensed Consolidated Financial Statements.

*
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

Codexis, Inc.

Date:	August 9, 2013	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:	August 9, 2013	By:	/s/ David O'Toole
David O’Toole Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

10.1	Transition and Separation Agreement by and between the Company and David L. Anton dated as of July 24, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and iv) Notes to Condensed Consolidated Financial Statements.

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.