Form 10-Q
period 2013-09-30
CODEXIS INC
filed 2013-11-12
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2013, there were 38,105,532 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended September 30, 2013

Codexis, Inc.
Condensed Consolidated Balance Sheets
(In Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$26,911	$32,003
Marketable securities	3,009	13,524
Accounts receivable, net of allowances of $478 and $150 at September 30, 2013 and December 31, 2012, respectively	2,688	7,545
Inventories	2,101	1,302
Prepaid expenses and other current assets	1,935	5,395
Total current assets	36,644	59,769
Restricted cash	911	1,511
Non-current marketable securities	1,067	3,623
Property and equipment, net	13,809	16,650
Intangible assets, net	10,403	12,934
Goodwill	3,241	3,241
Other non-current assets	361	2,237
Total assets	$66,436	$99,965
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,490	$3,654
Accrued compensation	3,340	3,495
Other accrued liabilities	2,140	6,948
Deferred revenues	2,248	2,186
Total current liabilities	9,218	16,283
Deferred revenues, net of current portion	1,161	1,299
Other long-term liabilities	5,183	3,943
Commitments and contingencies (note 8)
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	297,776	294,128
Accumulated other comprehensive income (loss)	139	(136)
Accumulated deficit	(247,045)	(215,556)
Total stockholders’ equity	50,874	78,440
Total liabilities and stockholders’ equity	$66,436	$99,965

* The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	$1,076	$7,140	$15,161	$29,090
Collaborative research and development	2,867	18,569	7,236	49,049
Government awards	—	632	—	2,247
Total revenues	3,943	26,341	22,397	80,386
Costs and operating expenses:
Cost of product revenues	494	6,397	9,790	24,868
Research and development	6,831	14,191	22,776	46,190
Selling, general and administrative	5,832	7,909	21,126	24,093
Total costs and operating expenses	13,157	28,497	53,692	95,151
Loss from operations	(9,214)	(2,156)	(31,295)	(14,765)
Interest income	9	61	53	210
Other expenses	(22)	(45)	(288)	(320)
Loss before (benefit) provision for income taxes	(9,227)	(2,140)	(31,530)	(14,875)
(Benefit) provision for income taxes	35	169	(41)	443
Net loss	$(9,262)	$(2,309)	$(31,489)	$(15,318)
Net loss per share, basic and diluted	(0.24)	(0.06)	(0.83)	(0.42)
Weighted average common shares used in computing net loss per share, basic and diluted	38,102	37,116	38,002	36,494

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(9,262)	$(2,309)	$(31,489)	$(15,318)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	165
Unrealized gain (loss) on marketable securities, net of tax of $17 and $172 for the three and nine months ended September 30, 2013, and $58 and $58 for the three and nine months ended September 30, 2012	32	724	275	88
Other comprehensive income	32	724	275	253
Total comprehensive loss	$(9,230)	$(1,585)	$(31,214)	$(15,065)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(31,489)	$(15,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,531	2,665
Depreciation and amortization of property and equipment	5,307	6,822
Loss on disposal of property and equipment	62	93
Allowance for bad debt	328	—
Stock-based compensation	3,361	4,543
Accretion of asset retirement obligation	—	22
Impairment of marketable securities		753
(Accretion of discount) amortization of premium on marketable securities	(63)	508
Changes in operating assets and liabilities:
Accounts receivable	833	2,390
Inventories	(614)	1,727
Prepaid expenses and other current assets	4	(2,824)
Other assets	(37)	(1,321)
Accounts payable	(2,164)	(4,077)
Accrued compensation	(155)	(2,077)
Other accrued liabilities	1,080	581
Deferred revenues	1,923	(1,642)
Net cash used in operating activities	(19,093)	(7,155)
Investing activities:
Decrease in restricted cash	600	—
Purchase of property and equipment	(447)	(2,632)
Purchase of marketable securities	—	(20,638)
Proceeds from sale of marketable securities	—	8,376
Proceeds from maturities of marketable securities	13,410	20,800
Proceeds from disposal of property and equipment	150	—
Net cash provided by investing activities	13,713	5,906
Financing activities:
Proceeds from exercises of stock options	288	894
Net cash provided by financing activities	288	894
Effect of exchange rate changes on cash and cash equivalents	—	166
Net decrease in cash and cash equivalents	(5,092)	(189)
Cash and cash equivalents at the beginning of the period	32,003	25,762
Cash and cash equivalents at the end of the period	$26,911	$25,573
Long term deposit in other assets transferred to property and equipment	$1,912	$—

See accompanying notes to the unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Codexis, Inc. (the "Company") was incorporated in the state of Delaware in January 2002. The Company engineers enzymes for the pharmaceutical and complex chemistry industries. Its proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of September 30, 2013 and results of its operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2013 and 2012. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
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
The Company's top five customers accounted for 59% and 81% of the Company's total revenues for the three and nine months ended September 30, 2013. Accounts receivable balances for the top five customers were 89% and 84% of total balances as of September 30, 2013 and December 31, 2012, respectively. Major customers that represent more than 10% of total Company revenue include Customer A at 34% and 47% and Customer B at 21% and 10% for the three and nine months ended September 30, 2013, respectively.

Fair Value of Financial Instruments
The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to their short maturities.
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
For the Company's investments in equity securities, its evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and its management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on its current and forecasted liquidity requirements and capital requirements. Based on these evaluation criteria, the Company concluded during the third quarter of 2012 the unrealized losses related to its equity investment in the common shares of CO2 Solutions were other-than-temporary and as a result, the Company recorded $0.8 million as a selling, general and administrative expense in its condensed consolidated statement of operations (see Note 6). As of September 30, 2013, there were no unrealized losses related to the Company's equity securities.
For the Company's investments in debt securities, management determines whether it intends to sell or if it is more-likely-than-not that the Company will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements and capital requirements. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether the securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. As of September 30, 2013, there were no unrealized losses related to the Company's debt securities.
The Company's investments in debt and equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported on the condensed consolidated statement of comprehensive loss unless considered other-than-temporary. Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or other expenses. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three and nine months ended September 30, 2013 and 2012.
Impairment of Long-Lived Assets and Intangible Assets
Long-lived and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate.
The Company determined that it has a single entity wide asset group (“Asset Group”). The directed evolution technology patent portfolio acquired from Maxygen (“Core IP”) is the most significant component of the Asset Group since it is the base technology for all aspects of the Company's research and development, and represents the basis for all of its identifiable cash flow generating capacity. The Core IP consist of developed core technology, trade names, and the intellectual property (“IP”) rights associated with the acquisition of Maxygen, Inc.'s ("Maxygen") directed evolution technology in 2010.
The Core IP is the only finite-lived intangible asset on the balance sheet as of September 30, 2013 and is considered the primary asset within the Asset Group. The Core IP is being amortized ratably over the six years from the acquisition date. There has been no significant change in the utilization of the Core IP since the Company acquired the technology patent portfolio from Maxygen. Consequently, the Company does not believe that identification of independent cash flows associated with its long-lived assets is currently possible at any lower level than the Asset Group.
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
As of September 30, 2013, the Company determined that its projected annual operating losses, the potential impact of the Dyadic notice from Dyadic International, Inc. (see Note 8), and the decreasing market price of the Company’s common stock were indicators of impairment. Consequently, the Company tested its long-lived assets and intangible assets for impairment as of September 30, 2013. This approach is consistent with the Company’s impairment analysis performed as of December 31, 2012, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
The Company performed the recoverability test and calculated estimated cashflows through the remaining period of the estimated useful life of the Core IP. The expected residual value was determined by applying a Gordon Growth Model to normalized net cash flows using a discount rate of 18% (“Estimated Weighted-Average Cost of Capital”), long term growth rate of 2%, and a capitalization factor of 6.25. The 18% discount rate reflects the nature and the risk of the underlying forecast, and includes such financial components as the risk free rate, systemic stock price risk based on an evaluation with peer companies (“beta”), equity risk premium, size premium, and company specific risk. The long term growth rate of 2% reflects projected inflation and general economic conditions. While the methodology for determining recoverability was consistent with that used in the Company's impairment analysis performed as of December 31, 2012, certain assumptions changed in the third quarter based on activity within the quarter, including reduced anticipated future cashflows related to potential CodeXyme® and CodeXol® transactions and reduced future revenue growth to reflect the Company’s most recent outlook. Following this analysis, the Company determined that its estimated future undiscounted cash flows for the Asset Group are greater than the carrying value of the Asset Group Core IP asset fair value as of September 30, 2013.
The Company supplementally performed an analysis to determine the fair value of the Core IP. In determining the fair value, the Company prepared cash flow forecasts over the remaining economic life of the Core IP primarily related to final patent expiration from the Maxygen patent portfolio. The Company utilized the multi-period Excess Earnings model and obtained key financial inputs from review of market participants, Company specific factors and generally accepted valuation methods. The Company utilized a discount rate of 19% which reflects the nature and the risk of the underlying forecast and includes other financial components.

Based on these estimates, judgments and factors, the Company has determined that the fair value of the Core IP exceeded its carrying value by 38% as of September 30, 2013. No impairment loss was recorded as of September 30, 2013.

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
The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. Goodwill was tested for impairment as of October 1, 2012, the date of the Company's annual impairment review. The Company concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. No impairment charges were recorded through September 30, 2013.
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
The following options to purchase common stock, restricted stock units and warrants to purchase common stock were excluded from the computation of diluted net loss per share of common stock for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase common stock	4,805	7,228	4,805	7,228
Restricted stock units	1,665	839	1,665	839
Warrants to purchase common stock	75	260	75	260
Total	6,545	8,327	6,545	8,327

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
In September 2012, the Company entered into an agreement with Shell (the “New Shell Agreement”) which among other things, terminated the Shell Research Agreement effective August 31, 2012, except for certain provisions of the Shell Research

Agreement which survived such termination, including provisions regarding intellectual property rights, patent prosecution and maintenance, confidentiality and indemnification. The New Shell Agreement required Shell to pay approximately $7.5 million as full, complete and final satisfaction of amounts that Shell may have owed the Company under the Shell Research Agreement with respect to (i) FTEs assigned to the Shell Research Agreement and (ii) milestones achieved or achievable by the Company under the Shell Research Agreement. The $7.5 million was recognized as revenue during the third quarter of 2012 when all of the Company's obligations were fulfilled under the New Shell Agreement and was collected during the fourth quarter of 2012.
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
The Sitagliptin Agreement calls for Merck to pay an annual license fee for the rights to the Sitagliptin technology each year for the term of the Sitagliptin Agreement. As of September 30, 2013, the Company has a deferred revenue balance of $1.2 million from Merck related to the license fee. The license fee is being recognized as collaborative research and development revenue ratably over the five year term of the Sitagliptin Agreement. During the three and nine months ended September 30, 2013, the Company recognized $0.5 million and $1.3 million of the license fee as collaborative research and development revenue. Pursuant to the Sitagliptin Agreement, Merck may purchase substance from the Company for a fee based on contractually stated prices. No product revenue was recognized during the three months ended September 30, 2013 under the Sitagliptin Agreement. During the nine months ended September 30, 2013, the Company recognized $0.5 million in product revenue related to the agreement. No revenue was recognized under the Sitagliptin Agreement during the three and nine months ended September 30, 2012.
Manufacturing Collaboration
In November 2012, the Company entered into a commercial arrangement with Arch Pharmalabs Limited ("Arch") by simultaneously terminating all of the Company's existing supply agreements with Arch and entering into the New Arch Enzyme Supply Agreement pursuant to which Arch agreed to exclusively purchase enzymes from the Company for use in the manufacture of certain of Arch's products and the Company agreed to exclusively supply, with limited exceptions, certain of the Company's enzymes to Arch at an agreed upon price for use in such manufacture. Under the New Arch Enzyme Supply Agreement, Arch will no longer produce atorva-family active pharmaceutical ingredients (“APIs”) and intermediates for the Company. Arch will instead market these products directly to end customers, and as a result Arch will no longer pay the Company royalties on their sale of such APIs and intermediates to customers and the Company will no longer have exclusive rights to market such APIs and intermediates in certain markets. No revenue was recognized under the New Arch Enzyme Supply Agreement during the three months ended September 30, 2013. For the nine months ended September 30, 2013, the Company recognized $2.1 million in product revenue for the sale of enzyme inventory to Arch pursuant to the agreement. Royalty revenues earned from Arch under the prior agreements were $0.05 million and $0.1 million for the three and nine months ended September 30, 2012 and are reflected in collaborative research and development revenue on the condensed consolidated statement of operations.

4. Balance Sheets Details

Inventory, net
Inventory, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$802	$588
Work in process	235	52
Finished goods	1,064	662
Inventory, net	$2,101	$1,302

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Laboratory equipment	$35,311	$33,776
Leasehold improvements	11,108	11,099
Computer equipment	3,419	4,388
Office furniture and equipment	1,503	1,531
	51,341	50,794
Less: accumulated depreciation	(37,780)	(34,172)
	13,561	16,622
Construction in progress	248	28
Property and equipment, net	$13,809	$16,650

Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) by component and related tax effects were as follows (in thousands):

Balance as of December 31, 2012	$(136)
Unrealized gains (losses) on available-for-sale securities	447
Tax effects	(172)
Balance as of September 30, 2013	$139

5. Cash Equivalents and Marketable Securities
At September 30, 2013, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$21,079	$—	$—	$21,079	n/a
Corporate bonds (unamortized cost)	1,004	3	—	1,007	151
U.S. Treasury obligations (unamortized cost)	2,000	2	—	2,002	232
Common shares of CO2 Solutions	563	$504	$—	1,067	n/a
Total	$24,646	$509	$—	$25,155

The total cash and cash equivalents balance of $26.9 million as of September 30, 2013 was comprised of money market funds of $21.1 million, and $5.8 million held as cash, primarily with major financial institutions in North America. At September 30, 2013, we had no marketable securities in an unrealized loss position.
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
The following table presents the financial instruments that were measured at fair value on a recurring basis at September 30, 2013 by level within the fair value hierarchy (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total

Money market funds	$21,079	$—	$—	$21,079
Corporate bonds	—	1,007	—	1,007
U.S. Treasury obligations	—	2,002	—	2,002
Common shares of CO2 Solutions	—	1,067	—	1,067
Total	$21,079	$4,076	$—	$25,155

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

Cash balances at financial institutions of $5.8 million and $7.2 million as of September 30, 2013 and December 31, 2012, respectively, are not included in the above tables as they are not considered financial instruments. The Company estimated the fair value of its investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined based upon quoted prices on the TSX Venture Exchange. There were no other-than-temporary impairments noted as of September 30, 2013.

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

As of September 30, 2013, Raízen owns 5.6 million shares of the Company's common stock. During the three and nine months ended September 30, 2013, there was no material financial activity with Raízen.
Raízen has exclusive rights to market and use CodeXyme® in Brazil. The Company is engaged in discussions with Raízen about obtaining rights to market CodeXyme® to all ethanol producers in Brazil.
Exela PharmaSci, Inc.
The Company signed a license agreement with Exela PharmaSci, Inc. (“Exela”) in 2007. A member of the Company's board of directors is also on the board of directors of Exela. Under the terms of the agreement, Exela would pay the Company a royalty based on their achievement of certain commercial goals. During the nine months ended September 30, 2013 and 2012, the Company recognized $2.3 million and $0.2 million of revenue, respectively, related to this arrangement, in the condensed consolidated statements of operations as collaborative research and development revenue.

8. Commitments and Contingencies
Operating Leases
The Company's headquarters are located in Redwood City, California where it occupies approximately 107,000 square feet of office and laboratory space in four buildings. On March 16, 2011, the Company entered into a lease with Metropolitan Life Insurance Company (“MetLife”) with respect to the Company's offices located at 200 and 220 Penobscot Drive, Redwood City, California, (the “Penobscot Space”), 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”), and 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). Under the terms of the agreement, the leases for the Penobscot Space, the Building 2 Space and the Saginaw Space expire on January 31, 2020, and the Company has options to extend for two additional five-year periods.
The Company also leases space with MetLife at 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”). In September 2012, the Company extended the term of the lease, which would have otherwise expired on January 31, 2013, to January 31, 2017. Pursuant to this extension, the Company has two consecutive options to extend the term of the lease for the 501 Chesapeake Space for an additional five-year period per option.
As part of the Q3 2012 Restructuring Plan, the Company has vacated the Saginaw Space and the Company has begun marketing the facility for sublease (see Note 12).
Rent expense is recognized on a straight-line basis over the term of the lease. In accordance with the terms of the amended lease agreement, the Company exercised the Company's right to deliver letters of credit in lieu of a security deposit. The letters of credit in the amount of $0.7 million as of September 30, 2013 were collateralized by deposit balances held by the Company's bank. These deposits are recorded as restricted cash on the condensed consolidated balance sheets.
As of September 30, 2013, the Company had estimated asset retirement obligations of approximately $0.1 million from operating leases, requiring the Company to restore the facilities that the Company is renting to their original form. The Company expenses the asset retirement obligation over the terms of the respective leases. The Company reviews the estimated obligation each period and makes adjustments for any changes in estimates.
Future minimum payments under noncancellable operating leases are as follows at September 30, 2013 (in thousands):

Lease payments
3 months ending December 31,
2013	$719
Years ending December 31,
2014	2,947
2015	3,031
2016	3,047
2017	2,677
2018 and beyond	5,790
Total	$18,211

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
Other Contingencies
On July 30, 2013, the Company received notice (the “Dyadic notice”) from Dyadic International, Inc. (“Dyadic”) alleging that the Company is in breach under the License Agreement, dated as of November 14, 2008, by and among the Company, Dyadic International (USA), Inc. and Dyadic (the “Dyadic License Agreement”), and that Dyadic intended to terminate the contract in 60 days if the breach was not cured to Dyadic’s satisfaction. On September 10, 2013, the Company reached agreement with Dyadic to extend the Company's time for response to the allegations until November 15, 2013 as part of ongoing negotiations between the Company and Dyadic to resolve the matter. Pursuant to the Dyadic License Agreement, the Company obtained a non-exclusive license relating to Dyadic's C1-based proprietary fungal expression technology for the production of enzymes.The Dyadic notice does not seek damages or allege any underpayment of fees or royalties. The Company has concluded that the extension of the Dyadic negotiation period does not result in any impact to the financial statement as of September 30, 2013.
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

9. Warrants
The Company's outstanding warrants are exercisable for common stock at any time during their respective terms. As of September 30, 2013, the following warrants remain outstanding:

September 30, 2013
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
The following table presents the shares available for grant as of September 30, 2013 (in thousands):

Shares available for grant
December 31, 2012	3,767
Annual increase in shares available for grant	1,507
Option grants	(922)
Restricted stock unit award grants	(1,367)
Restricted stock unit award shares withheld for taxes	132
Options forfeited	1,968
Restricted stock unit awards forfeited	335
September 30, 2013	5,420

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
The following table presents total stock-based compensation expense by functional areas included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$97	$682	$989	$2,183
Selling, general and administrative	529	784	2,372	2,360
Total	$626	$1,466	$3,361	$4,543

The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$397	$900	$1,538	$3,255
Restricted stock units	527	566	1,823	1,288
Performance stock units	(298)	—	—	—
Total	$626	$1,466	$3,361	$4,543

Stock Options
The fair value of the options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options granted to non-employees is remeasured as they vest, and the resulting change in value, if any, is recognized as an increase or decrease in stock-based compensation expense during the period the related services are rendered. The stock options are generally scheduled to vest over four years and all options expire no later than ten years from the date of grant.

Restricted Stock Units
The Company awarded 843,698 restricted stock units (“RSUs”) under the 2010 Plan during the nine months ended September 30, 2013. The fair value of the RSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized over the vesting period. The RSUs are generally scheduled to vest over four years.
Performance Stock Units
The Company awarded 523,048 performance stock units ("PSU") under the 2010 Plan during the nine months ended September 30, 2013. The number of shares of common stock to be issued for each vested performance stock unit ("PSU") will range between zero and two, depending on the level of performance against the criteria set by the Company's board of directors with respect to the Company's annual cash burn for the year ending December 31, 2013. A 100% achievement of the performance goal would result in one common share issued for each vested PSU. The PSU awards vest in equal installments on March 5, 2014 and March 5, 2015. The fair value of the PSU awards was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized on a straight-line basis over the vesting period. In the third quarter of 2013, the Company revised its estimate of forecasted performance criteria and concluded that the performance target would not likely be achieved in 2013. As a result of the revised estimate of the performance goal, the PSU-related compensation expense of $0.3 million recorded on a year to date basis was fully reversed at September 30, 2013.
Stockholder Rights Plan
In August 2012, the Company's board of directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each share of the Company's common stock held by stockholders of record as of September 18, 2012. Each right entitled stockholders, after the rights become exercisable, to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock, par value $0.0001, at a purchase price of $11.35 per one thousandth of a share of Series A Junior Participating Preferred Stock. In general, the rights become exercisable when a person or group acquires 15% or more of the Company's common stock or a tender offer for 15% or more of the Company's common stock is announced or commenced. The rights expired in accordance with the terms of the stockholder rights plan on September 2, 2013. Therefore, the shares of the Company's common stock are no longer accompanied by the rights, and the plan is of no further force or effect. As a result of the expiration, the Company recorded a related expense of $0.3 million in the third quarter of 2013.

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
The following table represents revenues that are identified in the corresponding geographic regions based on the customer's ship to locations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Americas (1)	$2,764	$18,324	$7,065	$50,867
Europe	757	1,056	5,139	8,986
Asia
India	213	5,800	2,721	15,761
Singapore	—	631	6,721	3,884
Others	209	530	751	888
	$3,943	$26,341	$22,397	$80,386

(1)	Primarily United States
The following table represents identifiable long-lived assets in the corresponding regions (in thousands):

	September 30, 2013	December 31, 2012
Long-lived assets
Americas (1)	$19,863	$25,953
Europe (2)	4,391	5,157
Asia	319	711
	$24,573	$31,821

(1)	Primarily United States

(2)	Primarily Hungary

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
The remaining balance of $0.05 million related to facility closing costs under the Q3 2012 Restructuring Plan was paid in full in the third quarter of 2013.

The table below summarizes the changes in the restructuring accrual for the Q3 2012 Restructuring Plan as of September 30, 2013 (in thousands):

	Severance, benefits and related personnel costs	Facility closing costs	Total
Balance at December 31, 2012	$100	$320	$420
Cash payments	(74)	(320)	(394)
Adjustments to restructuring charges	(26)	—	(26)
Balance at September 30, 2013	$—	$—	$—

Q1 2012 Restructuring Plan
During the first quarter of 2012, the Company's board of directors approved and committed to a restructuring plan ("Q1 2012 Restructuring Plan") to reduce the Company's cost structure which included approximately 13 employees terminations in Hungary and the United States. The total cost of the Q1 2012 Restructuring Plan was $0.6 million comprised of employee severance and other termination benefits. During the nine months ended September 30, 2012, we made cash payments of $0.5 million related to these expenses. All remaining costs under the Q1 2012 Restructuring Plan were paid by December 31, 2012.

13. Subsequent Events
On November 12, 2013, the Company announced that it will begin immediately to wind down its CodeXyme® cellulase enzymes program.  As a result, the Company has committed to a restructuring plan to reduce the cost structure to align with the Company's projected future revenues from its pharmaceutical business. The restructuring plan includes a reduction of approximately 16 employees in the United States.  The Company expects to record a charge of approximately $0.7 million in the fourth quarter of 2013, consisting primarily of employee severance and related benefits. Cash payments for restructuring related costs are expected to be completed by the end of the first quarter of 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on April 2, 2013. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled Risk Factors, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview
We engineer enzymes for pharmaceutical, chemical production and supply enzyme-related products. Our proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
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
We engineer new enzymes by applying our CodeEvolver directed evolution technology platform, which introduces genetic mutations into microorganisms, giving rise to changes in the enzymes that they produce. Once we identify potentially beneficial mutations, we test combinations of these mutations until we have created variant enzymes that exhibit marketable performance characteristics superior to standard commercially available enzymes. This process allows us to make continuous, efficient improvements to the performance of our enzymes and achieve results customized for our customers' specific requests.

On November 12, 2013, we announced that we will begin immediately to wind down our CodeXyme® cellulase enzymes program and that we had already stopped further development of our CodeXol® detergent alcohols program in the third quarter of 2013. As a result, we have committed to a restructuring plan to reduce our cost structure to align with our projected future revenues from our pharmaceutical business. The restructuring plan includes a reduction of approximately 16 employees in the United States.  We expect to record a charge of approximately $0.7 million in the fourth quarter of 2013, consisting primarily of employee severance and related benefits. Cash payments for restructuring related costs are expected to be completed by the end of the first quarter of 2014.

However, we may continue to explore possible strategic transactions for both our CodeXyme® cellulase enzymes and CodeXol® detergent alcohols programs.
Results of Operations Overview
For the third quarter of 2013, revenues totaled $3.9 million, compared to $26.3 million for the third quarter of 2012. Revenues from collaborative research and development decreased to $2.9 million from $18.6 million in the prior year as a result of the termination of the Shell Research Agreement in August 2012. Product revenues decreased to $1.1 million from

$7.1 million in the prior year as a result of reduced shipments primarily due to the decrease in sales of our statin-family of products for our off-patent applications. While we expect pharmaceutical product sales to increase in future periods, the timing of orders and delivery of product will continue to fluctuate from quarter-to-quarter, and may not be comparable on a sequential or year over year basis.
Costs and operating expenses for the third quarter of 2013 totaled $13.2 million, compared to $28.5 million for the third quarter of 2012. Cost of product revenues decreased to $0.5 million from $6.4 million in the prior year as a result of reduced shipments to Arch of lower margin statin-family products under the prior manufacturing agreement with Arch. Research and development expense decreased to $6.8 million from $14.2 million as a result of reduced headcount-related costs following our restructuring efforts undertaken as a result of the termination of the Shell Research Agreement in the third quarter of 2012.
Net loss for the third quarter of 2013 totaled $9.3 million compared to $2.3 million net loss for the third quarter of 2012. The increased loss is primarily related to lower product revenues, partially offset by reduced research spending and reduced product costs.
Cash, cash equivalents and marketable securities balances declined to $31.0 million as of September 30, 2013 compared to $49.2 million as of December 31, 2012. We are actively partnering with new and existing pharmaceutical customers and we believe that we can utilize our products and services, and develop new products and services that will increase our revenue and gross margins in future periods.
Termination of Shell Collaboration

The Shell Research Agreement terminated effective August 31, 2012 and as a result, we no longer receive collaborative research and development revenues from Shell subsequent to August 31, 2012. This has significantly decreased our revenues as compared to prior periods. We received no revenues from Shell for the nine months ended September 30, 2013. Collaborative research and development revenue received from Shell accounted for $13.9 million and $45.3 million for the three and nine months ended September 30, 2012, respectively.
As a result of the termination of the Shell Research Agreement, we initiated a series of cost reduction measures and refocused our business on the pharmaceuticals market. We terminated approximately 173 employees worldwide in the fourth quarter of 2012, consisting of 150 research and development staff and 23 general and administrative staff. We also closed our Singapore research and development facility in December 2012. We incurred $2.4 million in restructuring expenses related to these cost reduction measures, including severance for terminated employees, and other exit-related costs arising from contractual obligations associated with closed facilities under lease and equipment disposals. During the first nine months of 2013, we made cash payments of $0.4 million and recorded $0.03 million in adjustments to previously recorded accruals for changes in estimated liabilities. As of September 30, 2013, we have paid out substantially all of the costs estimated under the Q3 2012 Restructuring Plan.
Arch Collaboration

Since 2006, Arch Pharma Labs of Mumbai, India has manufactured substantially all of our commercialized intermediates and APIs for sale to generic and innovator pharmaceutical manufacturers. Prior to November 2012, Arch produced atorva-family API's and intermediates for us and we sold these directly to end customers primarily in India. In November 2012, we entered into a new commercial arrangement with Arch (the "New Arch Enzyme Supply Agreement") whereby we will supply Arch with enzymes for use in the manufacture of certain of Arch's products and Arch will market these products directly to end customers. For the nine months ended September 30, 2013, we recognized $2.1 million in product revenue for the sale of enzyme inventory to Arch pursuant to the New Arch Enzyme Supply Agreement.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Financial Operations Overview
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In Thousands)	2013	2012	$	%	2013	2012	$	%
Product	$1,076	$7,140	$(6,064)	(85)%	$15,161	$29,090	$(13,929)	(48)%
Collaborative research and development	2,867	18,569	(15,702)	(85)%	7,236	49,049	(41,813)	(85)%
Government awards	—	632	(632)	(100)%	—	2,247	(2,247)	(100)%
Total revenues	$3,943	$26,341	$(22,398)	(85)%	$22,397	$80,386	$(57,989)	(72)%

Revenues decreased $22.4 million and $58.0 million during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, due to decreased sales from product sales, collaborative research and development projects, and government awards.
Product revenues decreased $6.1 million and $13.9 million during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012 as a result of reduced shipments primarily due to the decrease in sales of our statin-family of products of $5.5 million and $20.2 million. The decrease in sales of our statin-family products in the nine months ended September 30, 2012 was offset by increases in other product sales. As a result of the New Arch Enzyme Supply Agreement signed in November 2012, we expect the sales of statin-family of products will be lower in all future periods when compared to 2012 and prior periods. Under the new agreement, we supply enzymes to Arch, and they sell to end customers. During the last 12 months, sales of statin-family products by Arch have declined as a result of significant competitive pricing pressures from other off-patent manufacturers in the region.
While we expect pharmaceutical product sales to increase in future periods, the timing of orders and delivery of product will continue to fluctuate from quarter-to-quarter, and may not be comparable on a sequential or year over year basis.
Collaborative research and development revenues decreased $15.7 million and $41.8 million during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012 primarily from a $17.5 million and $45.3 million reduction, respectively, due to the termination of the Shell Research Agreement in 2012.
Government award revenues decreased $0.6 million and $2.2 million during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012 as our award from the DOE under the ARPA-E Recovery Act program expired on June 30, 2012, and our award revenue from the Singapore Economic Development Board was terminated in 2012. As of September 30, 2013, we do not have any government awards from which we expect to receive revenues in future periods.

Our top five customers accounted for 59% and 81% of our total revenues for the three and nine months ended September 30, 2013. Accounts receivable balances for the top five customers were 89% and 84% of total balances as of September 30, 2013 and December 31, 2012, respectively.

Cost of Product Revenues
Cost of product revenues includes both internal and third-party fixed and variable costs, including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product revenues.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In Thousands)	2013	2012	$	%	2013	2012	$	%
Product revenues	$1,076	$7,140	$(6,064)	(85)%	$15,161	$29,090	$(13,929)	(48)%
Cost of product revenues	494	6,397	(5,903)	(92)%	9,790	24,868	(15,078)	(61)%
Product gross profit	$582	$743	$(161)	(22)%	$5,371	$4,222	$1,149	27%
Product gross margin %	54%	10%			35%	15%

Our cost of product revenues decreased $5.9 million and $15.1 million during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012 primarily due to the decrease of contract manufacturing costs related to reduced statin-family product sales to Arch. Our product gross margins improved from 10% for the three months ended September 30, 2012 to 54% during the three months ended September 30, 2013, and from 15% for the nine months ended September 30, 2012 to 35% during the nine months ended September 30, 2013. Gross margins in the three months ended September 30, 2013 increased due to a more favorable sales mix from higher margin on-patent products offset by a decrease in product sales of lower margin statin-family of APIs and intermediates in the same period of 2012. As a result of the New Arch Enzyme Supply Agreement signed in November 2012, we expect our gross margins to be higher as a percentage of revenues in future periods when compared to 2012 and prior periods due to the decrease of direct sales of lower margin statin-family of products as supplied to us under the prior Arch agreement.

Operating Expenses
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In Thousands)	2013	2012	$	%	2013	2012	$	%
Research and development	$6,831	$14,191	$(7,360)	(52)%	22,776	46,190	$(23,414)	(51)%
Selling, general and administrative	5,832	7,909	(2,077)	(26)%	21,126	24,093	(2,967)	(12)%
Total operating expenses	$12,663	$22,100	$(9,437)	(43)%	$43,902	$70,283	$(26,381)	(38)%

Research and development expenses decreased $7.4 million and $23.4 million during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012. The lower expense levels were primarily due to the restructuring the Company initiated in the third quarter of 2012 subsequent to the termination of the Shell Research Agreement. Our research and development headcount decreased by 162 employees from 244 employees at September 30, 2012 to 82 employees at September 30, 2013. As a result of the restructuring program, we reduced compensation and related costs by $4.5 million and $14.1 million, lab supply costs by $0.4 million and $2.3 million, and outside services costs by $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012. Depreciation cost decreased $0.6 million and $2.0 million as a result of excess equipment disposed as part of the restructuring efforts. We reduced facility costs by $1.2 million as a result of closing our Singapore research facility for the nine months ended September 30, 2013, as compared to the same period of 2012. Research and development expenses included stock-based compensation expense of $0.1 million as compared to $0.7 million and $1.0 million as compared to $2.2 million during the three and nine months ended September 30, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation expenses (including stock-based compensation), hiring and training costs, consulting and service provider expenses (including patent counsel related costs), marketing costs, occupancy-related costs, depreciation and amortization expenses, and travel and relocation expenses.

Selling, general and administrative expenses decreased $2.1 million and $3.0 million during the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012. Expense levels decreased for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily due to the restructuring the Company initiated in the third quarter of 2012 subsequent to the termination of the Shell Research Agreement. Our selling, general and administrative headcount decreased by 18 employees from 76 employees at September 30, 2012 to 58 employees at September 30, 2013. The decrease in expense is primarily due to reduced compensation expense of $0.4 million and $1.6 million for the three and nine months ended September 30, 2013, a loss of $0.8 million recorded on equity investments for the three and nine months ended September 30, 2012, and reduced stock-based compensation expense of $0.3 million and $0.0 million for the three and nine months ended September 30, 2013. The reduction in stock-based compensation expense of $0.3 million was a result of the revised estimate of the forecasted PSU performance target.

Restructuring Charges
During the third quarter of 2012, our board of directors approved and committed to the Q3 2012 Restructuring Plan to reduce our cost structure following the termination of the Shell agreement. We terminated 173 employees in the United States and Singapore and closed our Singapore facility. Approximately 150 of the total 173 employee terminations were in research and development while the remaining 23 employees were selling, general and administrative employees.
Our cost for the Q3 2012 Restructuring Plan was $2.4 million, comprised of $1.1 million of leasehold improvements write down, $0.7 million for employee severance and other termination benefits, $0.3 million for facility lease termination costs and $0.3 million for equipment disposal charges. Substantially all costs under the Q3 2012 Restructuring Plan were paid by September 30, 2013.
The table below summarizes the changes in our restructuring accrual for the Q3 2012 Restructuring Plan during the nine months ended September 30, 2013 (in thousands):

	Severance, benefits and related personnel costs	Facility costs	Total
Balance at December 31, 2012	$100	$320	$420
Cash payments	(74)	(320)	(394)
Adjustments to restructuring charges	(26)	—	(26)
Balance at September 30, 2013	$—	$—	$—

Interest income and other expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In Thousands)	2013	2012	$	%	2013	2012	$	%
Interest income	$9	$61	$(52)	(85)%	$53	$210	$(157)	(75)%
Other expenses	(22)	(45)	23	(51)%	(288)	(320)	32	(10)%
Total other income (expense)	$(13)	$16	$(29)	(181)%	$(235)	$(110)	$(125)	114%

Interest income decreased during the three and nine months ended September 30, 2013, as compared to the same periods of last year, due to decreased investment balances.

Other expenses decreased during the three months ended September 30, 2013, as compared to the same period of last year, primarily related to foreign currency fluctuations during the three months ended September 30, 2013. Other expenses remained consistent during the nine months ended September 30, 2013, as compared to the same period of last year.

Provision (benefit) for income taxes
We have recorded tax benefit of $0.03 million and $0.04 million for the three and nine months ended September 30, 2013 with the annual effective tax rate of 13%. The tax benefit for the three and nine months ended September 30, 2013 primarily consisted of income taxes attributable to foreign operations offset by the tax effect of the unrealized gain from our investment in CO2 Solutions. The tax provision for the three and nine months ended September 30, 2012 primarily consisted of income taxes attributable to foreign operations.

Liquidity and Capital Resources

(In Thousands)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$26,911	$32,003
Marketable securities (1)	3,009	13,524
Accounts receivable, net	2,688	7,545
Accounts payable, accrued compensation and accrued liabilities	6,970	14,097
Working capital	$27,426	$43,486

(1)	Includes only the current portion of our marketable securities

	Nine months ended September 30,
(In Thousands)	2013	2012
Net cash used in operating activities	$(19,093)	$(7,155)
Net cash provided by investing activities	13,713	5,906
Net cash provided by financing activities	288	894
Effect of foreign exchange rates on cash and cash equivalents	—	166
Net decrease in cash and cash equivalents	$(5,092)	$(189)

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

Cash, cash equivalents and marketable securities balances totaled $31.0 million as of September 30, 2013 compared to $49.2 million as of December 31, 2012.

We are actively partnering with new and existing pharmaceutical customers and we believe that we can utilize our current products and services, and develop new products and services, that will increase our revenue and gross margins in future periods.

We believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our pharmaceutical business, our spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including bio-based chemicals, and the potential costs for filing, prosecution, enforcement and defense of patent claims, if necessary.

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

Cash Flows from Operating Activities
Cash used in operating activities was $19.1 million during the nine months ended September 30, 2013, which resulted from net loss of $31.5 million for the nine months ended September 30, 2013, adjusted for non-cash depreciation and amortization of $7.8 million, share-based compensation expense of $3.4 million, and changes in working capital components of approximately $0.9 million.
Cash used in operating activities was $7.2 million during the nine months ended September 30, 2012, which resulted from net loss of $15.3 million adjusted for non-cash depreciation and amortization of $9.5 million, share-based compensation expense of $4.5 million, and changes in working capital components of $7.2 million. The changes in working capital were primarily due to a combined decrease in accounts payable and accrued compensation of $6.2 million and an increase in prepaid expenses of $2.8 million partially offset by a decrease in accounts receivable of $2.4 million.

Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to our investments in marketable securities and purchases of property and equipment.
Cash provided by investing activities was $13.7 million during the nine months ended September 30, 2013, which mainly resulted from the proceeds from our marketable securities of $13.4 million and the decrease of our restricted cash of $0.6 million due to the reduction of the available credit under the Company's working capital line, offset by capital expenditures of $0.4 million.
Cash provided by investing activities was $5.9 million during the nine months ended September 30, 2012, which resulted from the proceeds from sale of our marketable securities investments of $8.4 million, which represents net amounts transferred out of our cash and cash equivalents, offset by capital expenditures of $2.6 million primarily related to the costs of facility improvements and purchases of lab equipment.

Cash Flows from Financing Activities
Cash provided by financing activities was $0.3 million and $0.9 million during the nine months ended September 30, 2013 and 2012, which was the result of proceeds from exercises of employee stock options.

Contractual Obligations
Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. The following table summarizes the future commitments arising from our contractual obligations as of September 30, 2013 (in thousands):

	Total	Remainder of 2013	2014	2015	2016	2017	2018 and beyond
Operating leases	$18,211	$719	$2,947	$3,031	$3,047	$2,677	$5,790

We have excluded from the above table $1.5 million in contractual obligations related to uncertain tax positions as we cannot make a reasonably reliable estimate of the period of cash settlement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three months ended September 30, 2013. This is discussed in further detail in our Annual Report in Form 10-K filed with the SEC on April 2, 2013.
Equity Price Risk
As described in Note 5 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of September 30, 2013, the fair value of our investment in CO2 Solutions’ common stock was $1.1 million and our carrying cost for the investment was $0.6 million. We evaluated our investment in the common shares of CO2 Solutions. As a result of our analysis, we concluded no impairment existed and no adjustment was recorded during the three and nine months ended September 30, 2013.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of September 30, 2013 the fair value of our investment in CO2 Solutions’ common stock was $1.1 million. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of September 30, 2013 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of September 30, 2013 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 at the reasonable assurance level due to a material weakness that we identified as of December 31, 2012 that has not been fully remediated. The material weakness we identified relates to the lack of a sufficient number of qualified personnel to timely and appropriately account for complex, non-routine transactions in accordance with United States generally accepted accounting principles. Examples of these significant non-routine transactions include, but are not limited to, complicated revenue recognition transactions and complex contractual arrangements. The material weakness resulted in the recording of audit adjustments for the period ended December 31, 2012. Notwithstanding the existence of the material weakness, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with United States generally accepted accounting principles.
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
As of September 30, 2013, we have not yet been able to remediate this material weakness. We expect the remediation of the control deficiencies underlying the material weakness will not be completed before the end of 2013. In addition, we may need to incur incremental costs associated with this remediation, including the hiring of additional finance and accounting personnel, utilizing outside consultants, and the implementation and validation of improved accounting and financial reporting procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may need to take additional measures to address the material weakness.
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
Our company has been in existence since January 2002. From 2002 until 2005, our operations focused on organizing and staffing our company and developing our technology platform. In 2005, we recognized our first revenues from product sales. Since 2005, we have continued to generate revenues, but because our revenue growth has occurred in recent periods, our limited operating history may make it difficult to evaluate our current business and predict our future performance. Additionally, from 2006 to August 2012, a major portion of our business revolved around our research and development collaboration with Shell with respect to advanced biofuels, and the collaboration accounted for 62%, 51% and 51%, of our revenues in 2010, 2011 and 2012 respectively. Upon the termination of the Shell collaboration in August 2012, we undertook a significant restructuring of our operations as a result and refocused our business on the pharmaceuticals market. On November 12, 2013, we announced that we had immediately begun to wind down our CodeXyme® cellulase enzymes program, and that we had stopped further development of our CodeXol® detergent alcohols program in the third quarter of 2013. As a result of these changes in our business and any changes to our business focus that we may make as we move forward, our operating history in past periods may not provide much of a basis to evaluate our current business or predict our future performance. Any assessments of our current business and predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or if we had not experienced significant changes to our business. We have encountered and will continue to encounter risks and difficulties frequently experienced by young companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.
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
Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report and in our annual report on Form 10-K:

•	our ability to achieve or maintain profitability;

•	our ability to obtain substantial additional capital that may be necessary to expand our business;

•	our dependence on a limited number of customers;

•	our ability to develop and successfully commercialize new products for the pharmaceuticals market;

•	our ability to effect a strategic transaction involving our CodeXyme® cellulase enzymes and CodeXol® detergent alcohols programs;

•	our exposure to potential third party claims resulting from Dyadic's proper termination of our license rights for Dyadic's commercial scale expression systems for cellulases;

•	our ability to maintain internal control over financial reporting;

•	charges to earnings as a result of any impairment of goodwill, intangible assets or other long-lived assets;

•	our ability to realize the expected benefits from the reduction in force we undertook at the end of August 2012 and the corporate restructuring we undertook in November 2013;

•	our customers' ability to timely pay amounts owed to us;

•	our dependence on a limited number of products in our pharmaceutical business;

•	our reliance on one contract manufacturer for commercial scale production of substantially all of our enzymes;

•	our relationships with, and dependence on, collaborators in our principal markets;

•	our ability to deploy our technology platform in new adjacent market spaces;

•	our dependence on, and the need to attract and retain key management and other personnel;

•	any adverse effects our recent restructuring plan may have on our ability to react to business developments and manage our business;

•	the success of our customers' pharmaceutical products in the market and the ability of such customers to obtain regulatory approvals for products and processes;

•	our ability to control and to improve pharmaceutical product gross margins;

•	the ability of Arch to effectively market pharmaceutical products manufactured using our enzymes;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses we may acquire with our business;

•	our ability to accurately report our financial results in a timely manner;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to comply with laws and regulations;

•	our ability to properly handle and dispose of hazardous materials used in our business;

•	potential product liability claims;

•	the existence of government subsidies or regulation with respect to carbon dioxide emissions; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.
Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $8.5 million, $16.6 million, and $30.9 million in 2010, 2011 and 2012, respectively. As of September 30, 2013, we had an accumulated deficit of $247.0 million. Until September 2012, we derived a substantial portion of our revenues from research and development agreements with our collaborators, particularly Shell, who accounted for 62%, 51%, and 51% of our revenues in 2010, 2011, and 2012, respectively. Our research and development collaboration with Shell terminated effective as of August 31, 2012, and we do not expect to receive further collaboration revenue from Shell. On November 12, 2013, we announced that we had immediately begun to wind down our CodeXyme® cellulase enzymes program, and that we had stopped further development of our CodeXol® detergent alcohols program in the third quarter of 2013. If we are unable to expand our pharmaceuticals business, through new or expanded collaborations, development of new products or services, or increased sales of existing products and services, our net losses may increase and we may never achieve profitability. In addition, some of our collaboration agreements provide for milestone payments and future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional pharmaceutical and complex chemical products. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We may need substantial additional capital in the future in order to expand our business.
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our pharmaceutical business, our spending to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including bio-based chemicals, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
We are dependent on a limited number of customers.
Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2011, our top five customers accounted for 77% of our total revenues, with Shell accounting for 51% of our total revenues. For the year ended December 31, 2012, our top five customers accounted for 81% of our total revenues, with Shell accounting for 51% of our total revenues. For the nine months ended September 30, 2013, our top five customers accounted for 81% of our total revenues. Our research collaboration with Shell terminated effective as of August 31, 2012, which means that we will not receive any additional collaboration funding from Shell. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss of business from Shell has, and the loss or reduction from one or a combination of our other significant customers could, materially adversely affect our revenues, financial condition and results of operations.
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

We may not be able to enter into a strategic transaction on favorable terms, or at all, for our CodeXyme® cellulase enzymes and CodeXol® detergent alcohols programs.

On November 12, 2013, we announced that we had immediately begun to wind down our CodeXyme® cellulase enzymes program, and that we had already stopped further development of our CodeXol® detergent alcohols program in the third quarter of 2013. While we may continue to explore possible strategic transactions for both of these programs, we may not be able to identify and effect such a strategic transaction on favorable terms, or at all.

We may be exposed to third party legal claims if Dyadic properly terminates our license rights to Dyadic’s commercial scale expression system for the production of enzymes.
We entered into the Dyadic license agreement in November 2008 to obtain a non-exclusive license to Dyadic's C-1 based proprietary fungal expression technology for the production of enzymes. We are licensed to use these enzymes to make products in the fields of biofuels, certain pharmaceuticals, chemicals, air treatment, water treatment and the conversion of cellulosic biomass into fermentable sugars for use in non-fuel products. We also obtained access to specified materials of Dyadic relating to such Dyadic technology. We used the licensed technology in connection with our CodeXyme® cellulase enzyme program which we announced on November 12, 2013 we were immediately beginning to wind down. Our license is sublicenseable to Shell and to affiliates of Shell in the field of biofuels, and sublicenseable to third parties in the non-biofuels fields of certain pharmaceuticals, chemicals, air treatment, water treatment and the conversion of cellulosic biomass into fermentable sugars for non-fuel products. Dyadic has the right to terminate our licenses under the license agreement if we challenge the validity of any of the patents licensed under the Dyadic license agreement and for various other reasons, including by reason of an uncured material breach by Codexis. Our licenses and access to such materials of Dyadic under the Dyadic license agreement will terminate as a result of any proper termination of the Dyadic license agreement other than due to Dyadic's material breach. Our sublicense to Shell under the Dyadic license agreement will also terminate if the Dyadic license agreement is properly terminated other than due to Dyadic's material breach. Any termination of our licenses under the Dyadic license agreement may result in potential litigation with third parties that we have sublicensed these license rights to. Any such termination could also adversely affect our ability to enter into a strategic transaction involving our CodeXyme® cellulase enzymes program.
On July 30, 2013, Dyadic delivered notice to us alleging that we are in breach under the Dyadic license agreement and stating that Dyadic intended to terminate the Dyadic license agreement in 60 days if the alleged breach was not cured to Dyadic's satisfaction. On September 10, 2013, we reached agreement with Dyadic to extend our time for response to the allegations until November 15, 2013 as part of ongoing negotiations between the parties to resolve the matter. Although we do not believe that we are in breach of the Dyadic license agreement and we are considering all available remedies to protect our interests under the Dyadic license agreement, we can make no assurances regarding our ability to resolve the dispute with Dyadic on commercially reasonable terms or our ability to dispute with success, through legal action or otherwise, Dyadic's allegation that we have breached the Dyadic license agreement.
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
Our total assets reflect substantial goodwill, intangible assets and other long-lived assets. Under accounting principles generally accepted in the United States, or GAAP, we review goodwill for impairment on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review our long lived and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances (i.e., information that indicates an impairment might exist), could include: a significant decrease in the market price of the Company's common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in our industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life. For example, as described in Note 2 to the condensed consolidated financial statements to this Quarterly Report on Form 10-Q, we determined that our projected annual operating losses, the potential impact of the Dyadic notice, and the decreasing market price of our common stock were indicators of impairment of our long-lived and intangible assets as of September 30, 2013. We therefore performed a recoverability test and determined that the estimated undiscounted cash flows for the asset group were greater than the carrying value of the primary intangible assets. We also performed supplemental analysis to determine the fair value of the Company's primary intangible assets to determine recoverability of those assets. Based on these analyses, we determined that the fair value of the assets exceeded their carrying value and that no impairment was necessary as of September 30, 2013. Nevertheless, we may experience additional events or changes in circumstances in the future that we determine to be indicators of impairment, and that may in turn require us to undertake a similar set of analyses in future periods. Depending on the circumstances and judgments made at such future time, the outcome of the analysis may require us to recognize impairment.
We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, intangible assets or other long-lived assets is determined, resulting in an adverse impact on our financial position and results of operations.
We implemented cost saving measures in the third and fourth quarters of 2012 and recently announced a new workforce reduction, and we may implement additional cost saving measures in the future. These measures may interfere with the operation of our business and if we are unable to realize the anticipated benefits of these measures, our operating results and financial condition could be adversely affected.
In the third and fourth quarters of 2012, we implemented a reduction in our global workforce and implemented other cost savings measures to reduce our cash expenditures. These measures included the termination of approximately 55% of our global workforce and the closing of our Singapore facility. We also vacated one of our facilities in Redwood City, California and are attempting to sublease it. On November 12, 2013, we announced a restructuring plan that includes a reduction of approximately 16 employees in the United States.
If we are unable to realize the expected operational efficiencies and financial benefits from these workforce reductions and restructuring activities, or if we are unable to sublease the vacated facility, our operating results and financial condition would be adversely affected. Restructuring costs include expenses related to exit-related costs arising from contractual and other obligations. We continue to review our cost structure and may implement further cost saving initiatives in the future. These cost reduction efforts may interfere with our ability to achieve our business objectives, may be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business and may increase the likelihood of turnover of other key employees, all of which may have an adverse impact on our business.
Our revenues, financial condition and results of operations may also be adversely affected if one or more of our customers is delayed in paying, or becomes unable to pay, for our delivered products on a timely basis.

Certain of our customers are, or in the future may become, subject to significant economic and other challenges that affect their cash flow, and many customers outside of the United States are generally accustomed to vendor financing in the form of extended payment terms which may exceed contractual payment terms.  For instance, Arch is currently experiencing financial difficulty and has been unable to pay us for enzymes that we have previously supplied them. As a result of their economic distress, we have ceased shipping enzymes to Arch until we are confident in their ability to timely pay for such shipments. To remain competitive in markets outside of the United States, we may offer selected customers payment flexibility.  We consider arrangements with extended payment terms not to be fixed or determinable, and accordingly, we defer revenue until payment is received.  The costs associated with such revenue deferral are also deferred and classified as other current assets in the financial statements. If these customers fail to pay us on a timely basis it may cause our financial results to fluctuate and we may decide to grant concessions to such customers to increase the probability of payment. Such concessions, or failure by such customers to pay at all, would adversely impact our financial condition and results of operations.
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
Our business involves complex, global operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management team or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. In October 2013, the head of our pharmaceuticals group resigned from the Company. Although, we are not currently expecting to replace him, rather our President and Chief Executive Officer, John Nicols, will now lead this group, the departure may negatively affect the functioning of our pharmaceuticals group.
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
In August and September 2012, we implemented a corporate restructuring plan that included a reduction in work force of approximately 55% of our total workforce and the closure of our Singapore facility. We also announced a new workforce reduction on November 12, 2013, which includes the termination of approximately 12% of our total workforce. Our restructuring activities and the workforce reductions have had and may continue to have a negative effect on employee morale, and we may have difficulty in attracting and retaining qualified personnel.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of September 30, 2013, we owned or controlled approximately 357 issued patents and approximately 345 pending patent applications in the United States and in various foreign jurisdictions. Some of our gene shuffling patents will expire as early as 2014. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications are directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals manufacturing and complex chemistry markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

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
Our bioindustrial products, including those used in the bio-based chemicals markets, will need to meet a significant number of regulations and standards, including regulations imposed by the United States Department of Transportation, the United States Environmental Protection Agency, various state agencies and others. In addition, our bioindustrial products will be subject to foreign regulations if we attempt to produce or sell our products outside the United States. For example, we expect that our products and technologies will be subject to import and export controls when they are shipped internationally. Any failure to comply or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay the commercialization of any bioindustrial products developed using our technologies and subject us to fines and other penalties.
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
Based on the number of shares outstanding as of September 30, 2013, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 36% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of September 30, 2013, Raízen, Biomedical Sciences Investment Fund Pte Ltd. and CMEA Ventures beneficially owned approximately 14.9%, 8.5% and 8.1% of our common stock, respectively.
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
(a)
The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 2.05 thereof:
On November 12, 2013, the Company announced that we will immediately begin to wind down our CodeXyme® cellulase enzymes program. As a result, the Company has committed to a restructuring plan to reduce our cost structure to align with our projected future revenues from our pharmaceutical business. The restructuring plan includes a reduction of approximately 16 employees in the United States. We expect to record a charge of approximately $0.7 million in the fourth quarter of 2013, consisting primarily of employee severance and related benefits, all of which will result in future cash expenditures. We expect this restructuring to be completed by the end of the first quarter of 2014.
The following disclosure is included in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K with respect to disclosure required under Item 5.02(b) thereof:
Matt Tobin, the Company's Senior Vice President, Research and Development, will be departing the Company on November 15, 2013.
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

10.1
Transition and Separation Agreement by and between the Company and David L. Anton dated as of July 24, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 9, 2013.

10.2†	Amendment to Sitagliptin Catalyst Supply Agreement by and between the Company and Merck Sharp and Dohme dated as of October 1, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and iv) Notes to Condensed Consolidated Financial Statements.

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

Codexis, Inc.

Date:	November 12, 2013	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:	November 12, 2013	By:	/s/ David O'Toole
David O’Toole Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

10.1
Transition and Separation Agreement by and between the Company and David L. Anton dated as of July 24, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 9, 2013.

10.2†	Amendment to Sitagliptin Catalyst Supply Agreement by and between the Company and Merck Sharp and Dohme dated as of October 1, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and iv) Notes to Condensed Consolidated Financial Statements.

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