Form 10-Q
period 2014-03-31
CODEXIS INC
filed 2014-05-08
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
(650) 421-8100
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were 38,660,773 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended March 31, 2014

Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$23,163	$22,130
Marketable securities	1,002	3,005
Accounts receivable, net of allowances of $460 at March 31, 2014 and December 31, 2013	4,907	5,413
Inventories	2,045	1,487
Prepaid expenses and other current assets	1,730	1,567
Assets held for sale	1,394	2,179
Total current assets	34,241	35,781
Restricted cash	711	711
Non-current marketable securities	1,446	795
Property and equipment, net	7,396	8,446
Intangible assets, net	8,716	9,560
Goodwill	3,241	3,241
Other non-current assets	208	306
Total assets	$55,959	$58,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,487	$3,961
Accrued compensation	3,638	3,625
Other accrued liabilities	2,699	1,612
Deferred revenues	3,266	2,001
Total current liabilities	13,090	11,199
Deferred revenues, net of current portion	1,398	1,114
Other long-term liabilities	4,900	5,044
Total liabilities	19,388	17,357
Commitments and contingencies (note 10)
Stockholders’ equity:

Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at March 31, 2014 and December 31, 2013; 38,661 and 38,351 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	299,431	298,370
Accumulated other comprehensive income (loss)	370	(32)
Accumulated deficit	(263,234)	(256,859)
Total stockholders’ equity	36,571	41,483
Total liabilities and stockholders’ equity	$55,959	$58,840

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Biocatalyst products	$2,985	$9,137
Biocatalyst research and development	2,146	1,300
Revenue sharing arrangement	1,943	1,044
Total revenues	7,074	11,481
Costs and operating expenses:
Cost of biocatalyst product revenues	2,524	5,665
Research and development	4,834	7,322
Selling, general and administrative	6,112	8,124
Total costs and operating expenses	13,470	21,111
Loss from operations	(6,396)	(9,630)
Interest income	9	27
Other expenses	(118)	(85)
Loss before income taxes	(6,505)	(9,688)
Benefit from income taxes	(130)	(65)
Net loss	$(6,375)	$(9,623)
Net loss per share, basic and diluted	$(0.17)	$(0.25)
Weighted average common shares used in computing net loss per share, basic and diluted	38,506	37,842

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(6,375)	$(9,623)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $248 and $123 for the three months ended March 31, 2014 and 2013, respectively	402	192
Other comprehensive income	402	192
Total comprehensive loss	$(5,973)	$(9,431)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(6,375)	$(9,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	844	844
Depreciation and amortization of property and equipment	1,016	1,798
(Gain) loss on disposal of property and equipment	(66)	108
Gain on sale of Hungarian subsidiary	(760)	—
Stock-based compensation	1,229	1,472
(Accretion of discount) amortization of premium on marketable securities	1	(43)
Changes in operating assets and liabilities:
Accounts receivable	550	133
Inventories	(557)	(384)
Prepaid expenses and other current assets	(813)	1,301
Other assets	8	(464)
Accounts payable	(472)	792
Accrued compensation	162	656
Other accrued liabilities	1,279	(2,197)
Deferred revenues	1,549	2,120
Net cash used in operating activities	(2,405)	(3,487)
Investing activities:
Purchase of property and equipment	(21)	(48)
Proceeds from maturities of marketable securities	2,000	2,500
Proceeds from sale of Hungarian subsidiary, net of selling costs	1,500	—
Proceeds from the sale of assets held for sale	10	—
Proceeds from sale of property and equipment	117	—
Net cash provided by investing activities	3,606	2,452
Financing activities:
Proceeds from exercises of stock options	62	263
Taxes paid related to net share settlement of equity awards	(230)	—
Net cash provided by (used in) financing activities	(168)	263
Net increase (decrease) in cash and cash equivalents	1,033	(772)
Cash and cash equivalents at the beginning of the period	22,130	32,003
Cash and cash equivalents at the end of the period	$23,163	$31,231

See accompanying notes to the unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Codexis, Inc. (the “Company”) was incorporated in the State of Delaware in January 2002. The Company develops biocatalysts for the pharmaceutical and fine chemicals market. Its proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
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
The Company has recently begun to use its technology to develop biocatalysts for use in the fine chemicals market. The fine chemicals market is similar to the Company’s pharmaceutical business and consists of several large market segments, including food, animal feed, polymers, flavors and fragrances and agricultural chemicals.
The Company creates its biocatalyst products by applying its CodeEvolver® directed evolution technology platform, which introduces genetic mutations into microorganisms, giving rise to changes in the enzymes that they produce. Once the Company identifies potentially beneficial mutations, it tests combinations of these mutations until it has created variant enzymes that exhibit marketable performance characteristics superior to competitive products. This process allows the Company to make continuous, efficient improvements to the performance of its enzymes.
In these Notes to Consolidated Financial Statements, the “Company” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures including notes required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of March 31, 2014 and results of its operations, comprehensive loss and cash flows for the three months ended March 31, 2014 and 2013. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
The unaudited interim condensed consolidated financial statements include the amounts of Codexis, Inc. and its wholly-owned subsidiaries in the United States, Brazil, Hungary (through the sale date of March 13, 2014), India, Mauritius, The Netherlands and Singapore. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's management regularly assesses these estimates which primarily affect revenue recognition, the valuation of marketable securities and accounts receivable, held for sale assets, intangible assets, goodwill arising out of business acquisitions, inventories, accrued liabilities, stock awards and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
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
Where the United States dollar is the functional currency, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in interest expense and other, net in the accompanying condensed consolidated statements of operations. Gains and losses realized from transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency, are included in interest expense and other, net in the accompanying consolidated statements of operations.
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
The Company's top five customers accounted for 90% and 94% of the Company's total revenues for the three months ended March 31, 2014 and 2013, respectively. Major customers that represented more than 10% of total Company revenue for the three months ended March 31, 2014 were Novartis at 28%, Exela at 27% and Merck at 22%. Major customers that represented more than 10% of total Company revenue for the three months ended March 31, 2013 were Merck at 41%, Arch at 19%, Novartis at 12% and Pfizer at 12%.
Accounts receivable balances for customers that represented more than 10% of accounts receivable as of March 31, 2014 were Novartis at 40%, Exela at 15% and Merck at 14%. Novartis had a balance of 50% of the Company's accounts receivable as of December 31, 2013.
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

Cash, Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Marketable securities included in current assets are comprised of corporate bonds. The Company's investment in common shares of CO2 Solutions Inc. (“CO2 Solutions”) is included in non-current marketable securities.
The Company performs separate evaluations of impaired debt and equity securities to determine if the unrealized losses as of the balance sheet date are other-than-temporary impairment.
For the Company's investments in equity securities, its evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and its management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on its current and forecasted liquidity requirements and capital requirements. As of March 31, 2014, there were no unrealized losses related to the Company's equity securities.
For the Company's investments in debt securities, management determines whether it intends to sell or if it is more-likely-than-not that the Company will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements and capital requirements. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether the securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. As of March 31, 2014, there were no unrealized losses related to the Company's debt securities.
The Company's investments in debt and equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported on the condensed consolidated statement of comprehensive loss unless considered other-than-temporary. Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or other expenses. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities during the three months ended March 31, 2014 and 2013.
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
The Company determined that it has a single entity wide asset group (“Asset Group”). The directed evolution technology patent portfolio acquired from Maxygen (“Core IP”) is the most significant component of the Asset Group since it is the base technology for all aspects of the Company's research and development activities, and represents the basis for all of the Company's identifiable cash flow generating capacity. Consequently, the Company does not believe that identification of independent cash flows associated with its long-lived assets is currently possible at any lower level than the Asset Group.
The Core IP is the only finite-lived intangible asset on the Company's consolidated balance sheet as of March 31, 2014 and is considered the primary asset within the Asset Group. There has been no significant change in the utilization or estimated life of the Core IP since the Company acquired the technology patent portfolio from Maxygen.
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
In the fourth quarter of 2013, the Company determined that its continued annual operating losses and a decline in market price of the Company’s common stock, reduced anticipated future cash flows related to potential CodeXyme® cellulase enzyme and CodeXol® detergent alcohols transactions and reduced future revenue growth to reflect the Company’s most recent outlook were indicators of impairment. As a result, the Company undertook an impairment analysis in the fourth quarter of 2013.
The results of the Company's fourth quarter 2013 impairment analysis indicated that the undiscounted cash flows for the Asset Group were greater than the carrying value of the Asset Group by approximately 37%. Based on the results obtained, the Company determined there was no impairment of the Company's intangible assets as of December 31, 2013.
During the first quarter of 2014, the Company made no changes to the underlying forecasts nor did the Company identify any additional indicators of potential impairment or other new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2013.
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
The Company uses its market capitalization as an indicator of fair value. The Company believes that since its reporting unit is publicly traded, the ability of a controlling stockholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of the Company's reporting unit as a whole to exceed its market capitalization. However, the Company believes that the fair value measurement need not be based solely on the quoted market price of an individual share of the Company's common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit.
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
Goodwill was tested for impairment in the fourth quarter of 2013. The Company concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. No impairment charges were recorded during the year ended December 31, 2013. During the first quarter of 2014, the Company did not identify any indicators of impairment that would indicate that the carrying value of goodwill may not be recoverable.
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
The Company's primary sources of revenues consist of biocatalyst product revenues, biocatalyst research and development agreements and revenue sharing arrangements. Biocatalyst research and development agreements typically provide the Company with multiple revenue streams, including up-front fees for licensing, exclusivity and technology access, fees for full time employee ("FTE") services and the potential to earn milestone payments upon achievement of contractual criteria and royalty fees based on future product sales or cost savings achieved by the Company's customers.
For each source of biocatalyst research and development revenues, biocatalyst product revenues and revenue sharing revenues, the Company applies the following revenue recognition criteria:
Biocatalyst product revenues are recognized once passage of title and risk of loss has occurred and contractually specified acceptance criteria, if any, have been met, provided all other revenue recognition criteria have also been met. Product revenues consist of sales of biocatalyst intermediates, active pharmaceutical ingredients and Codex Biocatalyst Panels and Kits. Cost of product revenues includes both internal and third party fixed and variable costs including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with the Company's biocatalyst product revenues.
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
Up-front fees received in connection with biocatalyst research and development agreements, including license fees, technology access fees, and exclusivity fees, are deferred upon receipt, are not considered a separate unit of accounting and are recognized as revenues over the relevant performance periods related to the combined units of accounting appropriate for each customer arrangement.
Revenues related to FTE services recognized as research services are performed over the related performance periods for each contract. The Company performs biocatalyst research and development activities as specified in each respective customer agreement. The payments received are not refundable and are based on a contractual reimbursement rate per FTE working on the project. When up-front payments are combined with FTE services in a single unit of accounting, the Company recognizes the up-front payments using the proportionate performance method of revenue recognition based upon the actual amount of research and development labor hours incurred relative to the amount of the total expected labor hours to be incurred by the Company, up to the amount of cash received. In cases where the planned levels of research services fluctuate substantially over the research term, the Company is required to make estimates of the total hours required to perform the Company's obligations. Research and development expenses related to FTE services under the collaborative research and development agreements approximate the research funding over the term of the respective agreements.
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
Shipping and handling costs charged to customers are recorded as revenues. Shipping costs are included in the Company's cost of biocatalyst products revenues. Such charges were not significant in any of the periods presented.
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
The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from its estimates, the amount of its valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. With the sale of the Hungarian subsidiary during the quarter ended March 31, 2014, the related net operating losses and other tax attributes are no longer available to the Company. The related deferred tax assets had a full valuation allowance and, as a result, their removal did not have a material impact to the financial statements.
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
Net Loss per Share
Basic net loss per share of common stock is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase. Diluted net loss per share of common stock is computed by giving effect to all potential common shares, consisting of stock options, restricted stock units, performance stock units and warrants, to the extent dilutive. Basic and diluted net loss per share of common stock was the same for each period presented as the inclusion of all potential common shares outstanding was anti-dilutive.
The following options to purchase common stock, restricted stock units, performance stock units and warrants to purchase common stock were excluded from the computation of diluted net loss per share of common stock for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	4,333	5,117
Restricted stock units/awards	1,975	1,626
Performance stock units	775	523
Warrants to purchase common stock	75	260
Total shares excluded as anti-dilutive	7,158	7,526
Recently Issued and Adopted Accounting Guidance
There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the financial statements.
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
The Sitagliptin Agreement calls for Merck to pay an annual license fee for the rights to the Sitagliptin technology each year for the term of the Sitagliptin Agreement. As of March 31, 2014, the Company has a deferred revenue balance of $2,404,000 from Merck related to the license fee. The license fee is being recognized as collaborative research and development revenue ratably over the five year term of the Sitagliptin Agreement. Pursuant to the Sitagliptin Agreement, Merck may purchase substance from the Company for a fee based on contractually stated prices. During the three months ended March 31, 2014 and 2013, the Company recognized $492,000 and $328,000 of the license fee as collaborative research and development revenue and $0 and $505,000 in product revenue, respectively.
Arch Manufacturing Collaboration
From 2006 through November 2012, Arch of Mumbai, India manufactured substantially all of the Company's commercialized intermediates and active pharmaceutical ingredients ("APIs") for sale to generic and innovator pharmaceutical manufacturers. Prior to November 2012, Arch produced atorva-family API's and intermediates for the Company and it sold these directly to end customers primarily in India. In November 2012, the Company entered into a new commercial arrangement with Arch (the "New Arch Enzyme Supply Agreement") whereby the Company agreed to supply Arch with enzymes for use in the manufacture of atorva family products and Arch agreed to market these products directly to end customers. For the three months ended March 31, 2014 and 2013, the Company recognized $39,000 and $2,134,000, respectively, in product revenue for the sale of enzyme inventory to Arch pursuant to the New Arch Enzyme Supply Agreement. During 2013, the Company recorded an allowance for bad debt of approximately $387,000 due to a write-off of an accounts receivable from Arch.
4. Assets Held for Sale
In the fourth quarter of 2013, the Company announced that it would begin winding down its CodeXyme® cellulase enzyme program. As a result of the termination of this research program and corresponding reductions in headcount, the Company had concluded that certain excess research and development equipment, including assets at the Company's Hungarian subsidiary, were no longer held for use, and these assets were determined to meet the criteria to be classified as held for sale at December 31, 2013. In March 2014, the Company sold its Hungarian subsidiary including all of the equipment at this facility classified as assets held for sale. The sale of the assets was recorded at their adjusted carrying value of $779,000 and intends to sell the remaining held for sale assets in an orderly manner, is conducting a program to actively market these assets and believes it will complete the sale within one year.
In conjunction with classifying certain assets as held for sale, in 2013, the Company performed a detailed review of its excess research and development equipment with the assistance of a third party and determined that the estimated net sales price, less selling costs, was below the carrying value. A charge of $1,571,000 was recorded in the fourth quarter of 2013 to research and development expenses to reduce the value of held for sale assets to their estimated fair market value net of selling expenses. The Company reclassified the adjusted carrying value to Assets Held for Sale as of December 31, 2013.
Total assets reclassified as Assets Held for Sale at March 31, 2014 were (in thousands):

Assets Held for Sale	Adjusted Carrying Value
Research & development equipment classified as held for sale at December 31, 2013	$2,179
Hungarian assets sold during the three months ended March 31, 2014	(779)
U.S. assets sold during the three months ended March 31, 2014	(6)
Research & development equipment classified as held for sale at March 31, 2014	$1,394
Assets held for sale located in the United States were sold for $10,000 in proceeds during the three months ended March 31, 2014, resulting in a gain on the sale of approximately $4,000.
5. Sale of Hungarian Subsidiary
On March 13, 2014, the Company entered into an agreement with Intrexon Corporation to sell 100% of its equity interests in its Hungarian subsidiary, Codexis Laboratories Hungary Kft. On March 15, 2014, the sale transaction closed and the Company received cash proceeds of $1,500,000 from the sale and recorded a net gain of $760,000 which was included in research and development expenses in connection with the sale. As part of the purchase, the buyer obtained all the Hungarian assets held for sale and assumed all employment and facility lease related contract obligations. There were no transaction related costs incurred other than legal fees, which were recorded in selling, general and administrative expenses.
6. Balance Sheets Details
Inventory

Inventory, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$577	$763
Work in process	109	31
Finished goods	1,359	693
Inventory, net	$2,045	$1,487
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Laboratory equipment	$23,136	$23,949
Leasehold improvements	9,493	9,493
Computer equipment	3,209	3,196
Office furniture and equipment	1,228	1,228
	37,066	37,866
Less: accumulated depreciation and amortization	(29,678)	(29,461)
	7,388	8,405
Construction in progress	8	41
Property and equipment, net	$7,396	$8,446
Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
							(years)
Customer relationships	$3,098	$(3,098)	$—	$3,098	$(3,098)	$—	5
Developed and core technology	1,534	(1,534)	—	1,534	(1,534)	—	5
Maxygen intellectual property	20,244	(11,528)	8,716	20,244	(10,684)	9,560	6
Total	$24,876	$(16,160)	$8,716	$24,876	$(15,316)	$9,560
The estimated future amortization expense to be charged to research and development through the year ending December 31, 2016 is as follows (in thousands):

Year ending December 31:	Total
2014 (remaining 9 months)	$2,530
2015	3,374
2016	2,812
$8,716
Goodwill
There were no changes in the carrying value of goodwill of $3,241,000 during the first three months of 2014 and 2013.
7. Cash Equivalents and Marketable Securities

At March 31, 2014, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$14,592	$—	$—	$14,592	n/a
Corporate bonds	1,001	1	—	1,002	50
Common shares of CO2 Solutions	563	883	—	1,446	n/a
Total	$16,156	$884	$—	$17,040
The total cash and cash equivalents balance of $23,163,000 as of March 31, 2014 was comprised of money market funds of $14,592,000, and $8,571,000 held as cash, primarily with major financial institutions in North America. At March 31, 2014, the Company had no marketable securities in an unrealized loss position.
At December 31, 2013, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$16,089	$—	$—	$16,089	n/a
Corporate bonds	1,002	3	—	1,005	140
U.S. Treasury obligations	2,000	—	—	2,000	59
Common shares of CO2 Solutions	563	232	—	795	n/a
Total	$19,654	$235	$—	$19,889
The total cash and cash equivalents balance of $22,130,000 as of December 31, 2013, was comprised of money market funds of $16,089,000 and $6,041,000 held as cash, primarily with major financial institutions in North America. At December 31, 2013, the Company had no marketable securities in an unrealized loss position.
8. Fair Value Measurements
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
Fair Value of Financial Instruments
The following table presents the financial instruments that were measured at fair value on a recurring basis at March 31, 2014 by level within the fair value hierarchy (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total

Money market funds	$14,592	$—	$—	$14,592
Corporate bonds	—	1,002	—	1,002
Common shares of CO2 Solutions	—	1,446	—	1,446
Total	$14,592	$2,448	$—	$17,040
The following table presents the financial instruments that were measured at fair value on a recurring basis at December 31, 2013 by level within the fair value hierarchy (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Money market funds	$16,089	$—	$—	$16,089
Corporate bonds	—	1,005	—	1,005
U.S. Treasury obligations	—	2,000	—	2,000
Common shares of CO2 Solutions	—	795	—	795
Total	$16,089	$3,800	$—	$19,889
Cash balances at financial institutions of $8,571,000 and $6,041,000 as of March 31, 2014 and December 31, 2013, respectively, are not included in the above tables as they are not considered financial instruments. The Company estimated the fair value of its investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined based upon quoted prices on the TSX Venture Exchange. There were no other-than-temporary impairments noted as of March 31, 2014.
Fair Value of Assets Held for Sale
As of March 31, 2014, the Company had assets held for sale of $1,394,000 related to lab equipment located in the United States. The fair value of these assets was determined based on Level 3 inputs, primarily sales data for similar assets. No losses were recognized in the first quarter of 2014 due to fair value remeasurements using Level 3 inputs.
The fair value of assets held for sale at March 31, 2014 and December 31, 2013, measured on a nonrecurring basis, is as follows (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total

Assets held for sale	$—	$—	$1,394	$1,394

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets held for sale	$—	$—	$2,179	$2,179
9. Related Party Transactions
Exela PharmaSci, Inc.

The Company signed a license agreement with Exela PharmaSci, Inc. (“Exela”) in 2007. CMEA Ventures, which owns approximately 7.6% of the Company's common stock, owns over 10% of Exela’s outstanding capital stock. Thomas R. Baruch, one of the Company's directors, also serves on the board of directors of Exela and, as a limited partner in the CMEA Ventures funds that hold such shares of Exela, has an indirect pecuniary interest in the shares of Exela held by CMEA Ventures. Exela agreed to pay to the Company a contractual percentage share of Exela’s net profit from the sales of licensed products.
During the three months ended March 31, 2014 and 2013, the Company recognized $1,943,000 and $1,044,000 of revenue, respectively, related to this arrangement, in the condensed consolidated statements of operations as revenue sharing arrangement revenue.
Alexander A. Karsner
Alexander A. Karsner is a director of Codexis and provided consulting services to the Company during 2013 and 2014. Mr. Karsner was paid $30,000 for consulting services for the three months ended March 31, 2014 and 2013.
10. Commitments and Contingencies
Operating Leases
The Company's headquarters are located in Redwood City, California where it leases approximately 107,000 square feet of office and laboratory space in four buildings within the same business park from Metropolitan Life Insurance Company ("MetLife"). The Company entered into the initial lease with Met Life for a portion of this space in 2004 and the lease has been amended numerous times since then to add and subtract space and amend the terms of the lease, with the latest amendment being in 2012. The various terms for the spaces under the lease have expiration dates that range from January 2017 through January 2020.
As of December 31, 2012, the Company incurred $3,600,000 of capital improvement costs related to the facilities leased from MetLife and received $3,100,000 of reimbursements from the landlord out of the tenant improvement and HVAC allowances for the completed construction. The reimbursements are being amortized on a straight line basis over the term of the lease as a reduction in rent expense. As of March 31, 2014, the lease incentive obligation remaining was classified with other long-term liabilities on the condensed consolidated balance sheet for $2,054,000.
As part of a restructuring plan that the Company undertook in the third quarter of 2012, the Company began the process of vacating the 101 Saginaw Drive, Redwood City, California space and marketed the space for sublease. In March 2014, the Company entered into a three-year sublease agreement with a subtenant, which terminates in April 2017, with the option to extend for two consecutive one-year terms thereafter. The sublease income is being recorded as a reduction of the Company's rent expense.
The Company's lease obligations for the facility in Hungary were transferred to the buyer of the Company's Hungarian subsidiary in March 2014.
The Company's leased facility in Singapore has been vacated, the lease terminated and the Company recorded a cease use liability of $354,000 representing the remaining six months lease term for the facility as an accrued expense at December 31, 2012, which was paid in 2013.
Rent expense is recognized on a straight-line basis over the term of the lease. In accordance with the terms of the amended lease agreement, the Company exercised the Company's right to deliver letters of credit in lieu of a security deposit. The letters of credit in the amount of $707,000 as of March 31, 2014 were collateralized by deposit balances held by the Company's bank. These deposits are recorded as restricted cash on the condensed consolidated balance sheets.
As of March 31, 2014, the Company had estimated asset retirement obligations of approximately $109,000 from operating leases, requiring the Company to restore the facilities that the Company is renting to their original form. The Company is expensing the asset retirement obligation over the terms of the respective leases. The Company reviews the estimated obligation each period and makes adjustments for any changes in estimates.
Future minimum payments under noncancellable operating leases are as follows at March 31, 2014 (in thousands):

Lease payments
9 months ending December 31,
2014	$2,006
Years ending December 31,
2015	2,743
2016	2,827
2017	2,677
2018	2,736
2019 and beyond	3,054
Total	$16,043
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
Other Contingencies
On July 30, 2013, Dyadic International, Inc. ("Dyadic") delivered notice to the Company alleging that it is in breach under the Dyadic license agreement and stating that Dyadic intended to terminate the Dyadic license agreement in 60 days if the alleged breach was not cured to Dyadic's satisfaction. This notice was subsequently withdrawn by Dyadic in February 2014 in light of the Company's decision to wind down its CodeXyme® cellulase enzyme program. Although the Company does not believe that the use of the licensed technology in its CodeXyme® cellulase enzyme program constituted a breach of the Dyadic license agreement , the Company can make no assurances that Dyadic will not make such allegations again in the future, or regarding the Company's ability to resolve any possible future disputes with Dyadic on commercially reasonable terms or the Company's ability to dispute with success, through legal action or otherwise, any possible future allegations by Dyadic that such use may have breached the Dyadic license agreement.
In November 2009, one of the Company's foreign subsidiaries sold intellectual property to Codexis, Inc. Under the local laws, the sale of intellectual property to a nonresident legal entity is deemed an export and is not subject to VAT. However, there is uncertainty regarding whether the items sold represented intellectual property or research and development services, which would subject the sale to VAT. The Company believes that the uncertainty results in an exposure to pay VAT that is more than remote but less than likely to occur and, accordingly, has not recorded an accrual for this exposure. If the sale is deemed a sale of research and development services, the Company could be obligated to pay an estimated amount of $600,000.
11. Warrants
The Company's outstanding warrants are exercisable for common stock at any time during their respective terms. As of March 31, 2014, the following warrants remain outstanding:

March 31, 2014
Issue Date	Shares Subject to warrants	Exercise Price per Share	Expiration
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017
12. Stockholders' Equity

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income, net of tax, and other comprehensive income are summarized as follows (in thousands):

	Net Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$(32)	$(32)
Other comprehensive income	401	401
Amounts reclassified to interest income	1	1
Balance at March 31, 2014	$370	$370

13. Stock-Based Compensation
Stock Plans
In 2002, the Company adopted the 2002 Stock Plan (the “2002 Plan”), pursuant to which its board of directors issued incentive stock options, non-statutory stock options and stock purchase rights to its employees, officers, directors and consultants. In March 2010, the Company's board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of its initial public offering ("IPO") in April 2010. The 2010 Plan is similar to the 2002 Plan but allows for issuance of additional awards, such as a restricted stock unit (“RSU”), performance stock unit (“PSU”), deferred stock award and stock appreciation rights. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under the Company's 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance.
The following table presents the shares available for grant as of March 31, 2014 (in thousands):

Shares available for grant
December 31, 2013	4,908
Annual increase in shares available for grant	1,525
Option grants	(870)
Restricted stock unit grants	(75)
Restricted stock award grants	(229)
Performance stock unit grants	(775)
Restricted stock unit award shares withheld for taxes	123
Options forfeited, cancelled or expired	195
Restricted stock units forfeited or cancelled	196
Performance stock units forfeited or cancelled	358
March 31, 2014	5,356
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

A summary of stock option activity for the three months ended March 31, 2014 is as follows (in thousands, except per share amounts and years):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value
December 31, 2013	4,126	$5.68	5.75	$87
Grants	870	1.94
Exercises	(62)	1.01		40
Forfeited/Cancelled	(601)	6.77
March 31, 2014	4,333	$4.84	6.72	$245
The weighted-average grant date fair value of options granted during the three months ended March 31, 2014 and 2013 was $1.15, and $1.36, respectively.
The intrinsic value of options outstanding is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the reporting date. The aggregate intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
At March 31, 2014, there was $1,783,000 of unrecognized stock-based compensation cost for outstanding options which is expected to be recognized over an average period of 3.12 years.
Restricted Stock Units
RSUs issued generally vest over four years with 25% of the RSUs vesting annually but may be granted with different vesting terms. The fair value of the RSUs was calculated based on the NASDAQ quoted stock price on the date of the grant with the expense recognized on a straight-line basis over the requisite service period.
A summary of RSU activity for the three months ended March 31, 2014 is as follows (in thousands, except per share amounts and years):

	RSUs Outstanding
	Number of RSUs	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Terms (years)	Aggregate Intrinsic Value
December 31, 2013	2,238		1.10	$3,133
Grants	75	$1.97
Shares released	(371)
Forfeited/Cancelled	(196)
March 31, 2014	1,746		1.07	$3,562
The intrinsic value of RSUs outstanding is calculated based on the fair value of the Company’s common stock as of the reporting date. The aggregate intrinsic value of RSUs released is calculated based on the fair value of the Company’s common stock as of the vesting date.
The fair value of RSUs released during the three months ended March 31, 2014 and 2013 was $692,000 and $366,000, respectively. The majority of RSUs that vested in the first three months of 2014 and 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company pays the taxes on behalf of the restricted stock unit holder, returns the withheld restricted stock units to the shares available for grant pool and did not represent an expense to the Company.
At March 31, 2014, there was $2,909,000 of unrecognized stock-based compensation cost for outstanding RSUs which is expected to be recognized over an average period of 1.61 years.

Performance Stock Units
PSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. Total compensation expense for PSUs is determined by the product of the number of shares eligible to be awarded and expected to vest, and the market price of the Company's common stock, commencing at the inception of the requisite service period. The fair value of such an award is equal to the closing price of our common stock on the grant date. At the end of the performance period, if the goals are attained, the awards are granted. The Company recognizes compensation expense of these awards on a straight-line basis over the vesting period.
The Company awarded 775,000 and 523,048 PSUs during the quarter ended March 31, 2014 and 2013, respectively, under the 2010 Plan based upon achieving certain cash flow performance goals for each respective year. These PSUs vest such that one-half of the PSUs subject to the award vest one year following the grant, and the remainder of the PSUs vest two years following the grant, subject to the recipient’s continued service to the Company on each vesting date and the Company achieving the performance goals. If the performance goals is achieved at the threshold level the number of shares issuable in respect of the PSUs would be equal to half the number of PSUs granted. If the performance goal is achieved at the target level, the number of shares issuable in respect of the PSUs would be equal to the number of PSUs granted. If the performance goal is achieved at the superior level, the number of shares issuable in respect of the PSUs would be equal to two times the number PSUs granted. The number of shares issuable upon achievement of the performance goal at the levels between the threshold and target levels or target level and superior levels is determined using linear interpolation. Achievement below the threshold level results in no shares being issuable in respect of the PSUs.
During 2013, the Company revised its estimate of forecasted performance criteria and concluded that the performance target would not likely be achieved for the PSUs that were granted in 2013. The 358,308 outstanding PSUs that were granted in 2013 were cancelled in February 2014 when the Company determined that it had not attained the threshold performance target for the 2013 awards. At March 31, 2014, there were 775,000 PSUs outstanding, all of which were granted in 2014.
Restricted Stock Awards
In January 2013, the Company granted a total of 215,515 restricted stock awards to specific non-employee members of its board of directors with a total value of $500,000. These awards vest over three years with 33% of the awards vesting on each annual anniversary of the grant date.
In January 2014, the Company granted a total of 229,163 restricted stock awards to specific non-employee members of its board of directors with a total value of $356,000. Initial director awards vest over a three year period with 33% of the award vesting on the anniversary date the director commences service on the Company's board of directors, and annual awards vest over a one year period fully vesting on the anniversary of the grant date.
At March 31, 2014, there was $2,020,000 of unrecognized stock-based compensation cost for outstanding restricted stock awards which is expected to be recognized over an average period of 1.82 years.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense by functional areas included in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$239	$527
Selling, general and administrative	990	945
Total	$1,229	$1,472
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	$276	$610
Restricted stock units	869	734
Performance stock units	84	128
Total	$1,229	$1,472
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
The Company used the following assumptions to estimate the fair value of its employee option grants:

	Three Months Ended March 31,
	2014	2013
Weighted-average expected life (years)	6.0	6.0
Weighted-average expected volatility	64%	65%
Weighted-average risk free interest rate	1.9%	1.1%
Expected dividend yield	0.0%	0.0%
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
The following table represents revenues that are identified in the corresponding geographic regions based on the customer's ship-to locations (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
United States	$3,574	$2,120
Europe
Ireland	1,960	1,219
Others	1,112	1,986
Asia
India	87	2,219
Singapore	—	3,648
Others	341	289
	$7,074	$11,481
The following table represents identifiable long-lived assets in the corresponding regions (in thousands):

	March 31, 2014	December 31, 2013
Long-lived assets
United States	$14,404	$16,189
Europe (1)	1,916	2,123
	$16,320	$18,312

(1)	Primarily the Netherlands
15. Restructuring
Q4 2013 Restructuring Plan
During the fourth quarter of 2013, the Company's board of directors approved and committed to a restructuring plan (the “Q4 2013 Restructuring Plan”) to reduce its cost structure resulting from the Company's decision to begin winding down its CodeXyme® cellulase enzymes program, which included a total of 15 employee terminations in the United States. For the year ended December 31, 2013, costs of $809,000 of employee severance and other termination benefits have been recognized, consisting of $573,000 in research and development expenses and $236,000 in selling, general and administrative expenses. During the three months ended March 31, 2014, the Company made payments of $238,000 and there was no remaining liability at March 31, 2014. Associated with the Q4 2013 Restructuring Plan, the Company announced it was selling certain research and development assets that have become excess to future requirements (see Note 4). The Company does not anticipate recording any further costs under this restructuring plan.
The following table summarizes the activity in the restructuring accrual during the three months ended March 31, 2014 (in thousands):

Q4 2013 Restructuring Plan
Balance at December 31, 2013	$277
Cash payments during the first quarter of 2014	(238)
Adjustments to previously accrued charges	(39)
Balance at March 31, 2014	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2014. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
We have commercialized our technology and products in the pharmaceuticals market, which is our primary business focus. Our pharmaceutical customers, which include several of the largest global pharmaceutical companies, use our technology, products and services in their manufacturing process development, including in the production of some of the world's best selling and fastest growing drugs.
We have recently begun to use our technology to develop biocatalysts for use in the fine chemicals market. The fine chemicals market is similar to our pharmaceutical business and consists of several large market segments, including food, animal feed, polymers, flavors and fragrances and agricultural chemicals.
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
Results of Operations Overview
For the first quarter of 2014, revenues totaled $7.1 million, compared to $11.5 million for the first quarter of 2013. Revenues from biocatalyst research and development increased to $2.1 million from $1.3 million in the prior year's first quarter as a result of additional funded research for pharmaceutical customers. Biocatalyst product revenues decreased to $3.0 million from $9.1 million in the prior year's first quarter as a result of reduced shipments primarily due to the decrease in sales of hepatitis C products in the first quarter of 2014 and a one-time enzyme inventory sale of $2.1 million to Arch recorded in the first quarter of 2013. We do not expect statin family and hepatitis C product revenues to be a significant portion of total revenues in future periods as a result of both unfavorable market pricing and newer products entering the market. While we expect biocatalyst product sales to increase in future periods, the timing of orders and delivery of product will continue to fluctuate from quarter-to-quarter, and may not be comparable on a sequential or year over year basis.
Costs and operating expenses for the first quarter of 2014 totaled $13.5 million, compared to $21.1 million for the first quarter of 2013. Cost of biocatalyst product revenues decreased to $2.5 million from $5.7 million in the prior year as a result of lower hepatitis C product sales in the first quarter of 2014 and a one-time enzyme inventory sale in the first quarter of 2013. Research and development expense decreased to $4.8 million from $7.3 million due to reduced headcount-related costs following our restructuring efforts undertaken as a result of exiting the CodeXyme® cellulase enzyme program in the fourth quarter of 2013 and a gain of $0.8 million from the sale of our Hungarian subsidiary in March 2014. Selling, general and administrative expense decreased to $6.1 million from $8.1 million as a result of reduced headcount-related costs and outside services.
Net loss for the first quarter of 2014 totaled $6.4 million compared to $9.6 million net loss for the first quarter of 2013. The reduced loss is primarily related to reduced research spending as a result of exiting the CodeXyme® cellulase enzyme program in the fourth quarter of 2013.
Cash, cash equivalents and marketable securities balances decreased to $25.6 million as of March 31, 2014 compared to $25.9 million as of December 31, 2013. Net cash used in operating activities decreased to $2.4 million in the first quarter of 2014 compared to $3.5 million in the first quarter of 2013. We are actively collaborating with new and existing pharmaceutical customers and we believe that we can utilize our products and services, and develop new products and services that will increase our revenue and gross margins in future periods. We believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
Sale of Hungarian Subsidiary

On March 13, 2014, we entered into an agreement with Intrexon Corporation to sell 100% of our equity interests in our Hungarian subsidiary, Codexis Laboratories Hungary Kft. On March 15, 2014, the sale transaction closed and we received gross proceeds of $1.5 million from the sale and recorded a net gain of $0.8 million which was included in research and development expenses in connection with the sale. As part of the purchase, the buyer assumed all employment and facility lease related contract obligations. There were 32 employees at the time of the sale. There were no transaction related costs incurred other than legal fees, which were recorded in selling, general and administrative expenses. As a result of the sale of our Hungarian subsidiary, we estimate that we will reduce our operating expenses, not including depreciation, by approximately $3 million per year. Prior to the sale of our Hungarian subsidiary, we transferred certain of its equipment to another European subsidiary of the Company and incurred a VAT liability of approximately $0.4 million. We will pay this VAT amount in the second quarter of 2014 and expect to recover the VAT payment within the next 12 months.
CodeXyme® Cellulase Enzyme and CodeXol® Detergent Alcohols Businesses
During 2013 we maintained a reduced level of spending in biofuels research while seeking to obtain funding or sell the rights for this business. In the fourth quarter of 2013, we announced that we would begin winding down our CodeXyme® cellulase enzyme program and stop further development of our CodeXol® detergent alcohols program. As a result, we committed to the Q4 2013 Restructuring Plan to reduce our cost structure to align with our projected future revenues from our pharmaceutical business. The Q4 2013 Restructuring Plan included a reduction of employees in the United States and Hungary and the sale of excess assets which will reduce future research and development costs and related expenditures. We recorded restructuring charges of $0.8 million in the year ended December 31, 2013, which included a total of 15 employee terminations in the United States. We also recorded $1.6 million in asset impairment charges related to excess equipment reclassified as held for sale as of December 31, 2013.
Arch Collaboration
Since 2006, Arch Pharma Labs of Mumbai, India has manufactured substantially all of our commercialized intermediates and APIs for sale to generic and innovator pharmaceutical manufacturers. Prior to November 2012, Arch produced statin-family API's and intermediates for us and we sold these directly to end customers primarily in India. In November 2012, we entered into a new commercial arrangement with Arch (the "New Arch Enzyme Supply Agreement") whereby we agreed to supply Arch with enzymes for use in the manufacture of certain of Arch's products and Arch agreed to market these products directly to end customers. For the three months ended March 31, 2014 and 2013, we recognized $39,000 and $2.1 million, respectively, in product revenue for the sale of enzyme inventory to Arch pursuant to the New Arch Enzyme Supply Agreement. We do not anticipate significant Arch revenues in future periods.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Financial Operations Overview
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three Months Ended March 31,		% of Total Revenues
	2014	2013	2014	2013
Revenues:
Biocatalyst products	$2,985	$9,137	42%	80%
Biocatalyst research and development	2,146	1,300	30%	11%
Revenue sharing arrangement	1,943	1,044	28%	9%
Total revenues	7,074	11,481	100%	100%
Costs and operating expenses:
Cost of biocatalyst product revenues	2,524	5,665	36%	49%
Research and development	4,834	7,322	68%	64%
Selling, general and administrative	6,112	8,124	86%	71%
Total costs and operating expenses	13,470	21,111	190%	184%
Loss from operations	(6,396)	(9,630)	(90)%	(84)%
Interest income	9	27	—%	—%
Other expenses	(118)	(85)	(2)%	(1)%
Loss before income taxes	(6,505)	(9,688)	(92)%	(84)%
Benefit from income taxes	(130)	(65)	(2)%	(1)%
Net loss	$(6,375)	$(9,623)	(90)%	(84)%
Revenues
Our revenues are comprised of biocatalyst product revenues, biocatalyst research and development revenues and revenue sharing arrangements.

•	Biocatalyst product revenues consist of sales of biocatalysts intermediates, APIs and Codex Biocatalyst Panels and Kits.

•	Biocatalyst research and development revenues include license, technology access and exclusivity fees, FTE payments, milestones, royalties, and optimization and screening fees.

•	Revenue sharing arrangement revenues are recognized based upon sales of licensed products by the Company's revenue share partner Exela.

	Three Months Ended March 31,		Change
(In Thousands)	2014	2013	$	%
Biocatalyst products	$2,985	$9,137	$(6,152)	(67)%
Biocatalyst research and development	2,146	1,300	846	65%
Revenue sharing arrangements	1,943	1,044	899	86%
Total revenues	$7,074	$11,481	$(4,407)	(38)%
Total revenues decreased $4.4 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily due to decreased biocatalyst product sales, which was partially offset by increases in biocatalyst research and development revenue and revenue sharing arrangements.
Biocatalyst product revenues decreased $6.2 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of a $3.1 million decrease in the first quarter of 2014 in shipments of enzymes used in hepatitis C intermediaries and a one-time enzyme inventory sale of $2.1 million to Arch PharmaLabs Ltd recorded in the first quarter of 2013. We do not expect statin family and hepatitis C product revenues to be a significant portion of total revenues in future periods as a result of both unfavorable market pricing and newer products entering the market.
While we expect biocatalyst product sales to increase in future periods, the timing of orders and delivery of product will continue to fluctuate from quarter-to-quarter, and may not be comparable on a sequential or year over year basis.
Biocatalyst research and development revenues increased $0.8 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 primarily from increased royalty revenue and fees for FTE services.

Revenue sharing arrangement revenues increased $0.9 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 as our sales of argatroban through our partner Exela increased. In the first quarter of 2013, we recognized $1.0 million in milestone revenue as a result of Exela's commercial launch of argatroban.
Our top five customers accounted for 90% and 94% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Accounts receivable balances for the top five customers were 82% and 93% of total balances as of March 31, 2014 and 2013, respectively.
Cost of Biocatalyst Product Revenues
Cost of biocatalyst product revenues includes both internal and third-party fixed and variable costs, including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product revenues.

	Three Months Ended March 31,		Change
(In Thousands)	2014	2013	$	%
Biocatalyst product revenues	$2,985	$9,137	$(6,152)	(67)%
Cost of biocatalyst product revenues	2,524	5,665	(3,141)	(55)%
Biocatalyst product gross profit	$461	$3,472	$(3,011)	(87)%
Product gross margin %	15%	38%
Our cost of biocatalyst product revenues decreased $3.1 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 primarily due to the decrease of contract manufacturing costs related to reduced hepatitis C product sales, as well as costs associated with the sale of inventory to Arch in the first quarter of 2013. Our product gross margins decreased to 15% for the three months ended March 31, 2014 from 38% during the three months ended March 31, 2013 due to a less favorable sales mix from lower margin products.
Operating Expenses

	Three Months Ended March 31,		Change
(In Thousands)	2014	2013	$	%
Research and development	$4,834	$7,322	$(2,488)	(34)%
Selling, general and administrative	6,112	8,124	(2,012)	(25)%
Total operating expenses	$10,946	$15,446	$(4,500)	(29)%
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
Research and development expenses decreased $2.5 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The lower expense levels were primarily due to the restructuring plans completed by the Company throughout 2013 as well as the gain of $0.8 million recorded from the sale of our Hungarian subsidiary in March 2014. As a result of the restructuring programs, we reduced compensation and related costs by $0.9 million and lab supply costs by $0.1 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Depreciation cost decreased $0.7 million as a result of excess equipment either sold or reclassified to assets held for sale as part of our restructuring efforts. Research and development expenses included stock-based compensation expense of $0.2 million as compared to $0.5 million during the three months ended March 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of compensation expenses (including stock-based compensation), hiring and training costs, consulting and outside services expenses (including audit and legal counsel related costs), marketing costs, building lease costs, depreciation and amortization expenses, and travel and relocation expenses.

Selling, general and administrative expenses decreased $2.0 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. Expense levels decreased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to lower outside services and reduced headcount as a result of the restructuring plans completed by the Company throughout 2013. Compensation expense was lower by $0.9 million, outside services was lower by $0.4 million and supplies were lower by $0.2 million.
Interest income and other expenses

	Three Months Ended March 31,		Change
(In Thousands)	2014	2013	$	%
Interest income	$9	$27	$(18)	(67)%
Other expenses	(118)	(85)	(33)	39%
Total other income (expense)	$(109)	$(58)	$(51)	88%
Interest income decreased during the three months ended March 31, 2014, as compared to the same period last year, due to decreased investment balances.
Other expenses increased slightly during the three months ended March 31, 2014, as compared to the same period of last year, and were primarily related to foreign currency fluctuations during the three months ended March 31, 2014. Other expenses remained consistent during the three months ended March 31, 2014, as compared to the same period of last year.
Benefit from income taxes
We have recorded a tax benefit of $0.1 million for both the three months ended March 31, 2014 and March 31, 2013, with an effective tax benefit of 2% and 1%, respectively. The tax benefit for both the three months ended March 31, 2014, and March 31, 2013, primarily consisted of income tax expense attributable to foreign operations offset by the tax effect on the unrealized gain from our investment in CO2 Solutions.
Liquidity and Capital Resources

(In Thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$23,163	$22,130
Marketable securities (1)	1,002	3,005
Accounts receivable, net	4,907	5,413
Accounts payable, accrued compensation and accrued liabilities	9,824	9,198
Working capital	$21,151	$24,582

(1)	Includes only the current portion of our marketable securities

	Three months ended March 31,
(In Thousands)	2014	2013
Net cash used in operating activities	$(2,405)	$(3,487)
Net cash provided by investing activities	3,606	2,452
Net cash provided by financing activities	(168)	263
Net increase (decrease) in cash and cash equivalents	$1,033	$(772)
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects, improvements to our biocatalysis technology platform, and expand our business development and collaboration with new pharmaceutical customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from biocatalyst product sales to pharmaceutical customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of biocatalyst products or biocatalyst research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product revenue and non-payroll research and development costs.
Cash, cash equivalents and marketable securities balances totaled $25.6 million as of March 31, 2014 compared to $25.9 million as of December 31, 2013.

We are actively collaborating with new and existing pharmaceutical customers and we believe that we can utilize our current products and services, and develop new products and services, that will increase our revenue and gross margins in future periods.
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
Cash Flows from Operating Activities
Cash used in operating activities was $2.4 million during the three months ended March 31, 2014, which resulted from a net loss of $6.4 million adjusted for $3.0 million in non-cash charges, a $0.8 million gain on the sale of assets (cash proceeds included in investing activities) and a $1.7 million increase in cash associated with the net change in operating assets and liabilities. The non-cash charges primarily included depreciation and amortization of $1.9 million, stock-based compensation of $1.2 million and the gain on the sale of the Hungry subsidiary of $0.8 million. The net change in operating assets and liabilities included increases in deferred revenues of $1.5 million related to a prepayment of a product license agreement and other accrued liabilities of $1.3 million along with a decrease in accounts receivable of $0.6 million, which was partially offset by an increase in prepaid expenses of $0.8 million (including VAT) and an increase in inventories of $0.6 million.
Cash used in operating activities was $3.5 million during the three months ended March 31, 2013, which resulted from a net loss of $9.6 million adjusted for non-cash depreciation and amortization of $2.6 million, share-based compensation expense of $1.5 million, and changes in working capital components of $2.0 million. The change in operating asset and liability accounts of $2.0 million primarily consists of $2.1 million increase in deferred revenue related to a prepayment of a product license agreement, and a $1.3 million decrease in prepaid expenses related to the release of deferred cost of goods sold, partially offset by a net $1.4 million decrease in accounts payable and accrued liabilities resulting from the timing of our vendor payments.
Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to our investments in marketable securities and purchases and sales of property and equipment primarily for research and development.
Cash provided by investing activities was $3.6 million during the three months ended March 31, 2014, which mainly consisted of $2.0 million in proceeds from the maturity of our investments in marketable securities and $1.5 million in proceeds from the sale of our Hungarian subsidiary.
Cash provided by investing activities was $2.5 million during the three months ended March 31, 2013, and consisted of $2.5 million in proceeds from the maturity of our investments in marketable securities, offset by capital expenditures of less than $0.1 million for purchases of lab equipment.
Cash Flows from Financing Activities

Cash used in financing activities was $0.2 million during the three months ended March 31, 2014, which was the result of the payment of taxes related to the net share settlement of equity awards, partially offset by the proceeds from exercises of employee stock options. Cash provided by financing activities was $0.3 million during the three months ended March 31, 2013, which was the result of proceeds from exercises of employee stock options.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of March 31, 2014.
Contractual Obligations
Our contractual obligations relate primarily to operating leases. Our commitments for operating leases primarily relate to our leased facilities in Redwood City, California. The following table summarizes the future commitments arising from our contractual obligations as of March 31, 2014 (in thousands):

	Total	Remainder of 2014	2015	2016	2017	2018	2019 and beyond
Operating leases	$16,043	$2,006	$2,743	$2,827	$2,677	$2,736	$3,054
We have excluded from the above table $1.3 million in contractual obligations related to uncertain tax positions as we cannot make a reasonably reliable estimate of the period of cash settlement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures during the three months ended March 31, 2014. This is discussed in further detail in our Annual Report in Form 10-K filed with the SEC on March 13, 2014.
Equity Price Risk
As described in Note 8 to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of March 31, 2014, the fair value of our investment in CO2 Solutions’ common stock was $1.4 million and our carrying cost for the investment was $0.6 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of March 31, 2014 the fair value of our investment in CO2 Solutions’ common stock was $1.4 million. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of March 31, 2014 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of March 31, 2014 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.
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
The Company has included in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2013, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2013 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
Not applicable.
(b) Use of Proceeds from Public Offering of Common Stock
On April 27, 2010, we closed our IPO of our common stock pursuant to a registration statement on Form S-1 (File No. 333-164044), which was declared effective by the SEC on April 21, 2010. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 22, 2010 pursuant to Rule 424(b). As of March 31, 2014, we have used approximately $42 million of the net offering proceeds for purchase and installation of machinery and equipment, continued investments in research and development, payment of restructuring costs, payment of taxes related to net share settlement of equity awards and working capital.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits
See the Exhibit Index on the page immediately following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	May 8, 2014	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:	May 8, 2014	By:	/s/ David O'Toole
David O’Toole Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

4.1
Form of the Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

10.1
Consulting Agreement by and between the Company and Alexander A. Karsner dated as of January 1, 2014 (incorporated by reference to Exhibit 10.13B to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 13, 2014).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and iv) Notes to Condensed Consolidated Financial Statements.