Form 10-Q
period 2014-06-30
CODEXIS INC
filed 2014-08-08
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 39,132,713 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended June 30, 2014

Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,090	$22,130
Marketable securities, current	—	3,005
Accounts receivable, net of allowances of $548 at June 30, 2014 and $460 at December 31, 2013	2,944	5,413
Inventories	1,963	1,487
Prepaid expenses and other current assets	1,618	1,567
Assets held for sale	292	2,179
Total current assets	26,907	35,781
Restricted cash	711	711
Marketable securities, non-current	1,453	795
Property and equipment, net	4,853	8,446
Intangible assets, net	7,873	9,560
Goodwill	3,241	3,241
Other non-current assets	205	306
Total assets	$45,243	$58,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,329	$3,961
Accrued compensation	1,978	3,625
Other accrued liabilities	2,833	1,612
Deferred revenues	2,654	2,001
Total current liabilities	10,794	11,199
Deferred revenues, net of current portion	907	1,114
Other long-term liabilities	4,214	5,044
Total liabilities	15,915	17,357
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at June 30, 2014 and December 31, 2013; 38,860 and 38,351 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	300,663	298,370
Accumulated other comprehensive income (loss)	374	(32)
Accumulated deficit	(271,713)	(256,859)
Total stockholders’ equity	29,328	41,483
Total liabilities and stockholders’ equity	$45,243	$58,840

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Biocatalyst products	$2,776	$4,948	$5,761	$14,085
Biocatalyst research and development	1,666	1,609	3,812	2,909
Revenue sharing arrangement	2,128	417	4,071	1,461
Total revenues	6,570	6,974	13,644	18,455
Costs and operating expenses:
Cost of biocatalyst product revenues	2,123	3,631	4,647	9,296
Research and development	7,733	8,624	12,567	15,946
Selling, general and administrative	5,625	7,169	11,737	15,293
Total costs and operating expenses	15,481	19,424	28,951	40,535
Loss from operations	(8,911)	(12,450)	(15,307)	(22,080)
Interest income	3	16	12	43
Other expenses	(8)	(183)	(126)	(268)
Loss before income taxes	(8,916)	(12,617)	(15,421)	(22,305)
Benefit from income taxes	(437)	(12)	(567)	(77)
Net loss	$(8,479)	$(12,605)	$(14,854)	$(22,228)
Net loss per share, basic and diluted	$(0.22)	$(0.33)	$(0.39)	$(0.59)
Weighted average common shares used in computing net loss per share, basic and diluted	37,980	38,060	37,862	37,951

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(8,479)	$(12,605)	$(14,854)	$(22,228)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $2 and $249 for the three months and six months ended June 30, 2014, respectively, and $32 and $155 for the three months and six months ended June 30, 2013, respectively.	4	50	406	242
Other comprehensive income	4	50	406	242
Total comprehensive loss	$(8,475)	$(12,555)	$(14,448)	$(21,986)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(14,854)	$(22,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,687	1,687
Depreciation and amortization of property and equipment	2,078	3,541
Impairment of property and equipment	1,841	—
Change in fair value of assets held for sale	755	—
Loss on disposal of property and equipment	(78)	141
Gain on sale of Hungarian subsidiary	(760)	—
Stock-based compensation	2,575	2,735
Amortization of premium (accretion of discount) on marketable securities	2	(48)
Changes in operating assets and liabilities:
Accounts receivable	2,513	5,954
Inventories	(476)	(30)
Prepaid expenses and other current assets	(703)	3,116
Other assets	(238)	(38)
Accounts payable	(631)	(2,108)
Accrued compensation	(1,498)	(160)
Other accrued liabilities	1,002	(3,209)
Deferred revenues	446	87
Net cash used in operating activities	(6,339)	(10,560)
Investing activities:
Purchase of property and equipment	(111)	(641)
Proceeds from maturities of marketable securities	3,000	10,909
Proceeds from sale of Hungarian subsidiary, net of selling costs	1,500	—
Proceeds from the sale of assets held for sale	4	—
Proceeds from sale of property and equipment	187	—
Decrease in restricted cash	—	400
Net cash provided by investing activities	4,580	10,668
Financing activities:
Proceeds from exercises of stock options	62	281
Taxes paid related to net share settlement of equity awards	(343)	—
Net cash provided by (used in) financing activities	(281)	281
Net increase (decrease) in cash and cash equivalents	(2,040)	389
Cash and cash equivalents at the beginning of the period	22,130	32,003
Cash and cash equivalents at the end of the period	$20,090	$32,392

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of June 30, 2014 and results of its operations, comprehensive loss and cash flows for the three and six months ended June 30, 2014 and 2013. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of: cash equivalents, marketable securities, accounts receivable, and restricted cash.
The Company invests cash that is not required for immediate operating needs principally in money market funds and corporate securities through banks and other financial institutions in the United States, as well as in other foreign countries.
Accounts receivable are concentrated in the pharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to the collaboration arrangements with Merck and Arch. The Company does not require collateral from its customers, but does perform periodic credit evaluations of its customers’ financial condition and requires immediate payment in certain circumstances.
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
Customers whose accounts receivable balance accounted for 10% or more of net accounts receivable were Merck of 27% and Novartis of 25% at June 30, 2013 and Novartis of 51% at December 31, 2013.

Customer Concentration
Customers whose revenue accounted for 10% or more of total revenues were as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Exela (related party)	32%	*	30%	*
Merck	28%	65%	25%	50%
Novartis	12%	—%	20%	*
Arch	—%	—%	—%	12%
* less than 10%
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents was $20.1 million at June 30, 2014, and was comprised of cash of $4.5 million and money market funds of $15.6 million.
Marketable Securities
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
For the Company's investments in equity securities, its evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and its management’s ability and intent to hold the securities until fair value recovers. The assessment of the ability and intent to hold these securities to recovery focuses on its current and forecasted liquidity requirements and capital requirements. As of June 30, 2014, there were no unrealized losses related to the Company's equity securities.
For the Company's investments in debt securities, management determines whether it intends to sell or if it is more-likely-than-not that the Company will be required to sell impaired securities. This determination considers current and forecasted liquidity requirements and capital requirements. For all impaired debt securities for which there was no intent or expected requirement to sell, the evaluation considers all available evidence to assess whether it is likely the amortized cost value will be recovered. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether the securities have other-than-temporary impairment considering, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, expected cash flows of underlying collateral and market conditions. As of June 30, 2014, there were no unrealized losses related to the Company's debt securities.
The Company's investments in debt and equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are reported on the condensed consolidated statement of comprehensive loss unless considered other-than-temporary. Amortization of purchase premiums and accretion of purchase discounts, realized gains and losses of debt securities and declines in value deemed to be other than temporary, if any, are included in interest income or other expenses. The cost of securities sold is based on the specific-identification method. There were no significant realized gains or losses from sales of marketable securities for the three and six months ended June 30, 2014 and 2013.
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
The Core IP is the only finite-lived intangible asset on the Company's condensed consolidated balance sheet as of June 30, 2014 and is considered the primary asset within the Asset Group. There has been no significant change in the utilization or estimated life of the Core IP since the Company acquired the technology patent portfolio from Maxygen.
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
The Company evaluates recoverability of its long-lived assets and intangible assets based on the sum of the undiscounted cash flows expected to result from the use, and the eventual disposal of, the Asset Group. The Company makes estimates and judgments about the future undiscounted cash flows over the remaining useful life of the Asset Group. The Company's anticipated future cash flows include its estimates of existing or in process product revenues, production and operating costs, future capital expenditures, working capital needs, and assumptions regarding the ultimate sale of the Asset Group at the end of the life of the primary asset. The useful life of the Asset Group was based on the estimated useful life of the Core IP, the primary asset at the time of acquisition. There has been no change in the estimated useful life of the Asset Group. Although the Company's cash flow forecasts are based on assumptions that are consistent with its plans, there is significant judgment involved in determining the cash flows attributable to the Asset Group over its estimated remaining useful life.
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
During the six months ended June 30, 2014, the Company made no changes to the underlying forecasts nor did the Company identify any additional indicators of potential impairment of intangible assets or other new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2013.
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
Goodwill was tested for impairment in the fourth quarter of 2013. The Company concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. No impairment charges were recorded for the year ended December 31, 2013. For the six months ended June 30, 2014, the Company did not identify any indicators of impairment that would indicate that the carrying value of goodwill may not be recoverable.
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
The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans and estimates. Should the actual amounts differ from its estimates, the amount of its valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. With the sale of the Hungarian subsidiary for the quarter ended March 31, 2014, the related net operating losses and other tax attributes are no longer available to the Company. The related deferred tax assets had a full valuation allowance and, as a result, their removal did not have a material impact to the financial statements.
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
Benefit from Income taxes totaled $437,000 for the three months and $567,000 for the six months ended June 30, 2014, and $12,000 for the three months and $77,000 for the six months ended June 30, 2013. The total tax benefit for the three-month and six-month period ended June 30, 2014 primarily consisted of income tax benefit attributable to foreign operations (release of previous tax provision related to a liquidated entity) offset by the tax effect on the unrecognized gain from our investment in CO2 Solutions, as well as the recognition of previously unrecognized tax benefits. The company maintains a full valuation allowance against net deferred tax assets as the company believes that it is more likely than not that the majority of deferred tax assets will not be realized.
Stock-Based Compensation
The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under its equity incentive plans. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. The Company uses the "simplified" method as described in Staff Accounting Bulletin No. 107, "Share-Based Payment," for the expected option term because the usage of its historical option exercise data is limited due to the Company's initial public offering in 2010. The Company uses its historical volatility to estimate expected stock price volatility. The risk-free rate assumption was based on United States Treasury instruments whose terms were consistent with the terms of the Company's stock options. The expected dividend assumption was based on the Company's history and expectation of dividend payouts.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs) are measured based on the fair market values of the underlying stock on the dates of grant.
Stock-based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The estimated annual forfeiture rates for stock options, RSUs and RSAs are based on the Company's historical forfeiture experience.
The estimated fair value of stock options, RSUs and RSAs is expensed on a straight-line basis over the expected term of the grant and the estimated fair value of performance-contingent RSUs is expensed using an accelerated method over the term of the award once management has determined that it is probable that performance milestones will be achieved. Compensation expense for RSUs that contain performance conditions is based on the grant date fair value of the award. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.

The Company accounts for stock awards issued to non-employees based on their estimated fair value determined using the Black-Scholes-Merton option-pricing model. Compensation expense for the stock awards granted to non-employees is recognized based on the fair value of awards as they vest, during the period the related services are rendered.
The Company has not recognized, and does not expect to recognize in the near future, any income tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to its net operating loss carryforwards.
Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities.
For the three months and six months ended June 30, 2014 and for the three months and six months ended June 30, 2013, diluted and basic net loss per share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
Anti-Dilutive Securities
The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	3,888	4,996	3,888	4,996
Restricted stock units/awards	2,504	1,827	2,504	1,827
Performance stock units	722	—	722	—
Warrants to purchase common stock	75	75	75	75
Total shares excluded as anti-dilutive	7,189	6,898	7,189	6,898
Recently Issued and Adopted Accounting Guidance
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, the Company's management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.
3. Collaborative Arrangements
Merck Research and Development Collaboration
On February 1, 2012, the Company entered into a 5 year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Catalyst Supply Agreement") whereby Merck Sharp and Dohme Corp. ("Merck") may obtain commercial scale substance for their use in the manufacture of one of its products, Januvia®. Merck may extend the term of the Sitagliptin Catalyst Supply Agreement for an additional five years at its sole discretion.

The Sitagliptin Catalyst Supply Agreement calls for Merck to pay an annual license fee for the rights to the Sitagliptin technology each year for the term of the Sitagliptin Catalyst Supply Agreement. The license fee is being recognized as collaborative research and development revenue ratably over the five year term of the Sitagliptin Catalyst Supply Agreement. As of June 30, 2014, the Company has a deferred revenue balance of $2.5 million from Merck related to the license fee. The Company recognized license fees of $0.5 million for three months ended June 30, 2014 and 2013, and $1.0 million for the six months ended June 30, 2014, and $0.5 million for the three months ended June 30, 2013 and $0.8 million for the six months ended June 30, 2013, as Biocatalyst Research and Development revenue. In addition, pursuant to the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from the Company for a fee based on contractually stated prices.
Arch Manufacturing Collaboration
From 2006 through November 2012, Arch of Mumbai, India manufactured substantially all of the Company's commercialized intermediates and active pharmaceutical ingredients ("APIs") for sale to generic and innovator pharmaceutical manufacturers. Prior to November 2012, Arch produced atorva-family API's and intermediates for the Company and it sold these directly to end customers primarily in India. In November 2012, the Company entered into a new commercial arrangement with Arch (the "New Arch Enzyme Supply Agreement") whereby the Company agreed to supply Arch with enzymes for use in the manufacture of atorva family products and Arch agreed to market these products directly to end customers. The Company recognized product revenue for the sale of enzyme inventory to Arch pursuant to the New Arch Enzyme Supply Agreement of $0.2 million for the three months ended June 30, 2014 and $0.2 million for the six months ended June 30, 2014, and nil for the three months ended three months ended June 30, 2013 and $2.1 million for the six months ended June 30, 2013, as Biocatalyst Product revenue. During 2013, the Company recorded an allowance for bad debt of approximately $387,000 due to a write-off of an accounts receivable from Arch.
4. Cash Equivalents and Marketable Securities
At June 30, 2014, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$15,598	$—	$—	$15,598	n/a
Common shares of CO2 Solutions	563	890	—	1,453	n/a
Total	$16,161	$890	$—	$17,051
(1) Money market funds are classified in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

At December 31, 2013, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$16,089	$—	$—	$16,089	n/a
Corporate bonds	1,002	3	—	1,005	140
U.S. Treasury obligations	2,000	—	—	2,000	59
Common shares of CO2 Solutions	563	232	—	795	n/a
Total	$19,654	$235	$—	$19,889
(1) Money market funds are classified in cash and cash equivalents on the Company’s condensed consolidated balance sheets.

5. Fair Value Measurements
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
Fair Value of Financial Instruments
The following table presents the financial instruments that were measured at fair value on a recurring basis at June 30, 2014 by level within the fair value hierarchy (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$15,598	$—	$—	$15,598
Common shares of CO2 Solutions	—	1,453	—	1,453
Total	$15,598	$1,453	$—	$17,051
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
Fair Value of Assets Held for Sale
As of June 30, 2014, the Company had assets held for sale related to lab equipment located in the United States. The fair value of these assets was determined based on Level 3 inputs, primarily sales data for similar assets. For further discussion, see Note 7 "Assets Held for Sale".
The fair value of assets held for sale at June 30, 2014, measured on a nonrecurring basis, is as follows (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets held for sale	$—	$—	$292	$292

The fair value of assets held for sale at December 31, 2013 , measured on a nonrecurring basis, is as follows (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets held for sale	$—	$—	$2,179	$2,179
6. Balance Sheets Details
Inventories, net
Inventory, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$452	$763
Work in process	229	31
Finished goods	1,282	693
Inventory, net	$1,963	$1,487
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2014		December 31, 2013
Laboratory equipment	$23,774		$23,949
Leasehold improvements	9,493		9,493
Computer equipment	3,249		3,196
Office furniture and equipment	1,227		1,228
	37,743		37,866
Less: accumulated depreciation and amortization	(31,064)		(29,461)
	6,679		8,405
Construction in progress	15		41
Property and equipment	6,694		8,446
Less: Impairment of laboratory equipment	(1,841)	(1)	—
Property and equipment, net	$4,853		$8,446
(1)    Plans to utilize certain CodeXol® assets changed in the second quarter of 2014 such that assets with a a carrying value of $1.8 million were no longer recoverable. Accordingly, the Company recorded an impairment charge of $1.8 million, reducing the carrying value to zero (their estimated fair value, net of costs). The impairment charge was recorded within Research and Development Expense for the three and six months ended June 30, 2014.

Intangible Assets
Intangible assets consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
							(years)
Customer relationships	$3,098	$(3,098)	$—	$3,098	$(3,098)	$—	5
Developed and core technology	1,534	(1,534)	—	1,534	(1,534)	—	5
Maxygen intellectual property	20,244	(12,371)	7,873	20,244	(10,684)	9,560	6
Total	$24,876	$(17,003)	$7,873	$24,876	$(15,316)	$9,560
The estimated future amortization expense to be charged to research and development through the year ending December 31, 2016 is as follows (in thousands):

Year ending December 31:	Total
2014 (remaining 6 months)	$1,687
2015	3,374
2016	2,812
$7,873
Goodwill
There were no changes in the carrying value of goodwill of $3,241,000 for the three and six months ended June 30, 2014 and 2013.
7. Assets Held for Sale
In the fourth quarter of 2013, the Company announced that it would begin winding down its CodeXyme® cellulase enzyme program. As a result of the termination of this research program and corresponding reductions in headcount, the Company concluded that certain excess research and development equipment, including assets at the Company's Hungarian subsidiary, were no longer held for use, and these assets were determined to meet the criteria to be classified as held for sale at December 31, 2013. In conjunction with classifying certain assets as held for sale, in 2013, the Company performed a detailed review of its excess research and development equipment with the assistance of a third party and determined that the estimated net sales price, less selling costs, was below the carrying value. A charge of $1,571,000 was recorded in the fourth quarter of 2013 to research and development expenses to reduce the value of held for sale assets to their estimated fair market value net of selling expenses. The Company reclassified the adjusted carrying value to Assets Held for Sale as of December 31, 2013.
In March 2014, the Company sold its Hungarian subsidiary including all of the equipment at this facility classified as assets held for sale. The sale of the assets was recorded at their adjusted carrying value of $779,000.
During the second quarter of 2014, the Company made changes to its plan to sell the U.S. excess research and development equipment and certain equipment was retained by the Company and reclassified approximately $333,000 of equipment as Held for Use. Some of the unutilized equipment reclassified as Held for Use was exchanged for more suitable research equipment. In addition to the exchange of equipment, the Company recognized a loss of approximately $188,000. As a result of the above changes to its plan to use the excess research and development equipment, the Company determined that further impairment charges should be recorded in the second quarter of 2014. Total impairment charges related to excess research and development equipment totaled $568,000 for the three months ended June 30, 2014. The Company revised the estimated fair value for the sale of the remaining equipment as Held for Sale to be approximately $292,000.

Total assets reclassified as Assets Held for Sale at June 30, 2014, were (in thousands):

Assets Held for Sale	Adjusted Carrying Value
Research & development equipment classified as held for sale at December 31, 2013	$2,179
Hungarian assets sold for the three months ended March 31, 2014	(779)
U.S. assets sold for the three months ended March 31, 2014	(6)
Research & development equipment classified as held for sale at March 31, 2014	$1,394
Research & development equipment reclassified as held for use	(333)
U.S. assets sold for the three months ended June 30, 2014	(13)
Loss on exchange of assets	(188)
Change in estimated fair value of research equipment during three months ended June 30, 2014	(568)
Research & development equipment classified as held for sale at June 30, 2014	$292
Assets held for sale located in the United States were sold for proceeds of $4,000 for the six months ended June 30, 2014, resulting in a loss on the sale of approximately $2,000.
8. Sale of Hungarian Subsidiary
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
9. Related Party Transactions
Exela PharmaSci, Inc.
The Company signed a commercialization agreement with Exela PharmaSci, Inc. (“Exela”) in 2007, whereby Exela agreed to pay to the Company a contractual percentage share of Exela’s net profit from the sales of licensed products.
CMEA Ventures, which owns approximately 7.6% of the Company's common stock, owns over 10% of Exela’s outstanding capital stock. Thomas R. Baruch, one of the Company's directors, also serves on the board of directors of Exela and, as a limited partner in the CMEA Ventures funds that hold such shares of Exela, has an indirect pecuniary interest in the shares of Exela held by CMEA Ventures.
The Company recognized revenue from the revenue sharing arrangement of $2.1 million for the three months and $4.1 million for the six months ended June 30, 2014, and $0.4 million for the three months and $1.5 million for the six months ended June 30, 2013. The Company had no receivables from Exela at June 30, 2014.
Alexander A. Karsner
Alexander A. Karsner is a director of Codexis and provided consulting services to the Company for the six months ended June 30, 2014 and 2013. Consulting services paid to Mr. Karsner was $30,000 for each of the three months ended June 30, 2014 and 2013, and $60,000 for each of the six months ended June 30, 2014 and 2013. The Company owed Mr. Karsner $30,000 at June 30, 2014, which is reflected in accounts payable in its condensed consolidated balance sheet.
10. Commitments and Contingencies
Operating Leases
The Company's headquarters are located in Redwood City, California where it leases approximately 107,000 square feet of office and laboratory space in four buildings within the same business park from Metropolitan Life Insurance Company ("MetLife"). The Company entered into the initial lease with MetLife for a portion of this space in 2004 and the lease has been amended numerous times since then to add and subtract space and amend the terms of the lease, with the latest amendment being in 2012. The various terms for the spaces under the lease have expiration dates that range from January 2017 through January 2020.
As of December 31, 2012, the Company incurred $3,600,000 of capital improvement costs related to the facilities leased from MetLife and received $3,100,000 of reimbursements from the landlord out of the tenant improvement and HVAC allowances for the completed construction. The reimbursements are being amortized on a straight line basis over the term of the lease as a reduction in rent expense. As of June 30, 2014, the lease incentive obligation remaining was classified with other long-term liabilities on the condensed consolidated balance sheet for $1,948,000.
As part of a restructuring plan that the Company undertook in the third quarter of 2012, the Company began the process of vacating the 101 Saginaw Drive, Redwood City, California space and marketed the space for sublease. In March 2014, the Company entered into a three-year sublease agreement with a subtenant, which terminates in April 2017, with the option to extend for two consecutive one-year terms thereafter. Sublease income is being recorded as a reduction of the Company's rent expense and was $0.1 million for the three and six months ended June 30, 2014.
The Company's lease obligations for the facility in Hungary were transferred to the buyer of the Company's Hungarian subsidiary in March 2014.
Rent expense is recognized on a straight-line basis over the term of the lease. In accordance with the terms of the amended lease agreement, the Company exercised the Company's right to deliver letters of credit in lieu of a security deposit. The letters of credit in the amount of $707,000 as of June 30, 2014 were collateralized by deposit balances held by the Company's bank. These deposits are recorded as restricted cash on the condensed consolidated balance sheets.
As of June 30, 2014, the Company had estimated asset retirement obligations of approximately $109,000 from operating leases, requiring the Company to restore the facilities that the Company is renting to their original form. The Company is expensing the asset retirement obligation over the terms of the respective leases. The Company reviews the estimated obligation each period and makes adjustments for any changes in estimates.
Future minimum payments under noncancellable operating leases are as follows at June 30, 2014 (in thousands):

Lease payments
6 months ending December 31,
2014	$1,338
Years ending December 31,
2015	2,743
2016	2,827
2017	2,677
2018	2,736
2019 and beyond	3,054
Total	$15,375
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
Other Contingencies
On July 30, 2013, Dyadic International, Inc. ("Dyadic") delivered notice to the Company alleging that it is in breach under the Dyadic license agreement and stating that Dyadic intended to terminate the Dyadic license agreement in 60 days if the alleged breach was not cured to Dyadic's satisfaction. This notice was subsequently withdrawn by Dyadic in February 2014 in light of the Company's decision to wind down its CodeXyme® cellulase enzyme program. Although the Company does not believe that the use of the licensed technology in its CodeXyme® cellulase enzyme program constituted a breach of the Dyadic license agreement, the Company can make no assurances that Dyadic will not make such allegations again in the future, or regarding the Company's ability to resolve any possible future disputes with Dyadic on commercially reasonable terms or the Company's ability to dispute with success, through legal action or otherwise, any possible future allegations by Dyadic that such use may have breached the Dyadic license agreement.

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

11. Stock-Based Compensation
Stock Plans
In 2002, the Company adopted the 2002 Stock Plan (the “2002 Plan”), pursuant to which its board of directors issued incentive stock options, non-statutory stock options and stock purchase rights to its employees, officers, directors and consultants. In March 2010, the Company's board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of its initial public offering ("IPO") in April 2010. The 2010 Plan is similar to the 2002 Plan but allows for issuance of additional awards, such as a restricted stock unit (“RSU”), performance stock unit (“PSU”), deferred stock award and stock appreciation rights. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under the Company's 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. As of June 30, 2014, total shares remaining available for issuance were approximately 5.4 million.
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
The Company awarded 775,000 PSUs for the six months ended June 30, 2014 and 523,048 PSUs for the six months ended June 30, 2013 under the 2010 Plan based upon achieving certain cash flow performance goals for each respective year. These PSUs vest such that one-half of the PSUs subject to the award vest one year following the grant, and the remainder of the PSUs vest two years following the grant, subject to the recipient’s continued service to the Company on each vesting date and the Company achieving the performance goals. If the performance goal is achieved at the threshold level the number of shares issuable in respect of the PSUs would be equal to half the number of PSUs granted. If the performance goal is achieved at the target level, the number of shares issuable in respect of the PSUs would be equal to the number of PSUs granted. If the performance goal is achieved at the superior level, the number of shares issuable in respect of the PSUs would be equal to two times the number PSUs granted. The number of shares issuable upon achievement of the performance goal at the levels between the threshold and target levels or target level and superior levels is determined using linear interpolation. Achievement below the threshold level results in no shares being issuable in respect of the PSUs.
During 2013, the Company revised its estimate of forecasted performance criteria and concluded that the performance target would not likely be achieved for the PSUs that were granted in 2013. The 358,308 outstanding PSUs that were granted in 2013 were canceled in February 2014 when the Company determined that it had not attained the threshold performance target for the 2013 awards.

Stock-Based Compensation Expense
The following table presents total stock-based compensation expense by functional areas included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$268	$502	$507	$1,706
Selling, general and administrative	1,078	760	2,068	1,029
Total	$1,346	$1,262	$2,575	$2,735
Total stock-based compensation expense capitalized to inventory was not material for the periods presented.
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$320	$531	$596	$1,141
RSUs and RSAs	792	604	1,661	1,296
PSUs	234	127	318	298
Total	$1,346	$1,262	$2,575	$2,735
As of June 30, 2014, unrecognized stock-based compensation expense, net of expected forfeitures, was: $2.0 million related to unvested employee stock options; $3.8 million related to unvested RSUs and RSAs; and $0.9 million related to unvested PSUs.
Valuation Assumptions
The range of weighted-average assumptions used to estimate the fair value of employee stock options granted was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expected term (in years)	—	6.0	6.0	6.0
Volatility	—	.6520	0.6394	0.6520
Risk-free interest rate	—%	1.13%	0.19%	1.07%-1.13%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$—	$1.26	$1.15	$1.36
No employee stock options are shown for the three months ended June 30, 2014, as no stock options were granted during this period.
12. Stockholders' Equity
Exercise of options
For the six months ended June 30, 2014, 61,331 shares were exercised at a weighted-average exercise price of $1.01 per share, for total cash proceeds of less than $0.1 million.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, and other comprehensive income are summarized as follows (in thousands):

	Net Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$(32)	$(32)
Other comprehensive income	405	405
Amounts reclassified to interest income	1	1
Balance at June 30, 2014	$374	$374
Warrants
The Company's outstanding warrants are exercisable for common stock at any time during their respective terms. As of June 30, 2014, the following warrants remain outstanding:

June 30, 2014
Issue Date	Shares Subject to warrants	Exercise Price per Share	Expiration
July 17, 2007	2,834	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017

13. Segment Reporting
The following table represents revenues that are identified in the corresponding geographic regions based on the customer's ship-to locations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
United States	$4,197	$2,181	$7,771	$4,301
Asia
India	324	289	411	2,508
Singaore	—	3,073	—	6,721
Others	339	254	680	543
Europe
Ireland	784	—	2,744	1,219
Others	910	1,177	2,022	3,163
Other	16	—	16	—
Total Revenues	$6,570	$6,974	$13,644	$18,455
The following table represents identifiable long-lived assets in the corresponding regions (in thousands):

	June 30, 2014	December 31, 2013
Long-lived assets
United States	$12,726	$16,189
Europe (1)	—	2,123
Total long-lived assets	$12,726	$18,312

(1)	Primarily Hungary

14. Restructuring
Q4 2013 Restructuring Plan
During the fourth quarter of 2013, the Company's board of directors approved and committed to a restructuring plan (the “Q4 2013 Restructuring Plan”) to reduce its cost structure resulting from the Company's decision to begin winding down its CodeXyme® cellulase enzymes program, which included a total of 15 employee terminations in the United States. For the year ended December 31, 2013, costs of $809,000 of employee severance and other termination benefits have been recognized, consisting of $573,000 in research and development expenses and $236,000 in selling, general and administrative expenses. For the three months ended March 31, 2014, the Company made severance payments of $238,000 and there was no remaining liability at March 31, 2014. Associated with the Q4 2013 Restructuring Plan, the Company announced it was selling certain research and development assets that have become excess to future requirements (see Note 7 "Assets Held for Sale"). The Company does not anticipate recording any further costs under this restructuring plan.
The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2014 and the three months ended June 30, 2014 (in thousands):

Q4 2013 Restructuring Plan
Balance at December 31, 2013	$277
Cash payments for the first quarter of 2014	(238)
Adjustments to previously accrued charges	(39)
Balance at March 31, 2014	$—
Cash payments for the second quarter of 2014	$—
Adjustment to previously accrued charges	$—
Balance at June 30, 2014	$—
15. Subsequent Event
In July 2014, the Company and entered into a platform technology license agreement (the "License Agreement") with GlaxoSmithKline (GSK).
Under the terms of the License Agreement, the Company granted GSK a license to use the Company's proprietary CodeEvolver® protein engineering platform technology.
The Company is eligible to receive up to $25.0 million, $6.0 million of which was paid upfront after executing the License Agreement and an additional $19.0 million to be received over the next two years subject to satisfactory completion of technology transfer milestones. The Company also has the potential to receive numerous additional milestone payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. In addition, the Company will be eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the Company's CodeEvolver protein engineering platform technology.

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
Results of Operations Overview
Revenues for the second quarter of 2014 were $6.6 million, a 6% decrease from $7.0 million of revenues recorded in the second quarter of 2013. Biocatalyst product revenue in the second quarter of 2014 was $2.8 million, a 44% decrease from $4.9 million in the prior year quarter. The decrease was primarily due to the expected loss of our biocatalyst and intermediate sales to customers in the hepatitis C drug marketplace, which was previously disclosed in our Quarterly Report on Form 10 for the quarterly period ended March 31, 2104. Biocatalyst product gross margins in the second quarter were 24%, a decrease compared to 27% in the prior year quarter.

Biocatalyst research and development revenues in the second quarter of 2014 were $1.7 million, an increase of 4%, compared with $1.6 million for the second quarter of 2013. The increase was primarily due to an increase in services provided to key customers.
Revenue sharing arrangement revenues in the second quarter of 2014 were $2.1 million, an increase of 410%, compared with $0.4 million for the second quarter of 2013. The increase was driven by an increase in sales of argatroban through our partner Exela, a related party.
Research and development expenses in the second quarter of 2014 were $7.7 million, a decrease of 10% from $8.6 million for the second quarter of 2013. The results for the second quarter of 2014 include non-recurring non-cash impairment charges of $2.5 million, of which $1.8 million was related to our write down of assets associated with our CodeXol program. Excluding non-recurring charges, research and development expenses decreased $3.3 million or 38% in the second quarter of 2014 compared to the prior year second quarter. The decrease was primarily due to headcount reductions and write down or disposal of excess equipment undertaken as part of the company-wide restructuring implemented in late 2013.
Selling, general and administrative expenses in the second quarter of 2014 were $5.6 million, a decrease of $1.5 million or 22% compared to $7.2 million in the second quarter of 2013. The decrease was primarily due to headcount reductions and reductions in other discretionary expenses undertaken as part of the company-wide restructuring implemented in late 2013.
Net loss for the second quarter of 2014 was $8.5 million or a loss of $0.22 per share, based on 38.0 million weighted average common shares outstanding in the second quarter of 2014. This compares favorably to a net loss of $12.6 million, or a loss of $0.33 per share, for the second quarter of 2013. The reduced loss is primarily related to reduced research spending as a result of exiting the CodeXyme® cellulase enzyme program in the fourth quarter of 2013.
Cash, cash equivalents and marketable securities balances decreased to $21.5 million as of June 30, 2014 compared to$25.9 million as of December 31, 2013. Net cash used in operating activities decreased to $6.3 million in the six months ended June 30, 2014, as compared to $10.6 million during in the six months ended June 30, 2013. We are actively collaborating with new and existing pharmaceutical customers and we believe that we can utilize our products and services, and develop new products and services that will increase our revenue and gross margins in future periods. We believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
GlaxoSmithKline (GSK) platform technology license agreement
In July 2014, we entered into a platform technology license agreement (the "License Agreement") with GlaxoSmithKline (GSK). Under the terms of the License Agreement, we granted GSK a non-exclusive, worldwide license to use our CodeEvolver® Platform Technology to develop novel enzymes for (a) the manufacture and commercialization of compounds, molecules and products for the treatment of any human disease or medically treatable human condition, (b) the prophylaxis, diagnosis, or treatment of any human disease or medically treatable human condition, and (c) the research and development of compounds, molecules and products for the treatment of any human disease or medically treatable human condition. This license to GSK is exclusive for the use of the CodeEvolver® Platform Technology to develop novel enzymes for the synthesis of small-molecule compounds owned or controlled by GSK.
We are eligible to receive up to $25.0 million over approximately the next two years, $6.0 million of which was paid upfront in July 2014 after executing the License Agreement and an additional $19 million subject to satisfactory completion of technology transfer milestones. We also have the potential to receive numerous additional milestone payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. We do not expect to begin receiving these potential additional milestone payments, if any, during the first two years of the License Agreement. We will also be eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using our CodeEvolver® protein engineering platform technology. In addition, for up to three years following the end of the three-year period during which we will transfer our CodeEvolver® Platform Technology to GSK, GSK can exercise an option, upon payment of certain option fees, that would extend GSK’s license to include certain improvements to the CodeEvolver® Platform Technology that arise during such period. In total, we expect to receive $5.0 million in cash during the remainder of 2014 as a result of the License Agreement.
The term of the License Agreement continues, unless earlier terminated, until the expiration of all payment obligations under the License Agreement. At any time following the completion of the first technology transfer stage, GSK can terminate the License Agreement by providing 90 days written notice to us. If GSK exercises this termination right during the three-year technology transfer period, GSK will make a one-time termination payment to us.

Sale of Hungarian Subsidiary
On March 13, 2014, we entered into an agreement with Intrexon Corporation to sell 100% of our equity interests in our Hungarian subsidiary, Codexis Laboratories Hungary Kft. On March 15, 2014, the sale transaction closed and we received gross proceeds of $1.5 million from the sale and recorded a net gain of $0.8 million which was included in research and development expenses in connection with the sale. As part of the purchase, the buyer assumed all employment and facility lease related contract obligations. There were 32 employees at the time of the sale. There were no transaction related costs incurred other than legal fees, which were recorded in selling, general and administrative expenses. As a result of the sale of our Hungarian subsidiary, we estimate that we will reduce our operating expenses, not including depreciation, by approximately $3.0 million per year. Prior to the sale of our Hungarian subsidiary, we transferred certain of its equipment to another European subsidiary of the Company and incurred a VAT liability of approximately $0.4 million. We paid this VAT amount in July 2014 and expect to recover the VAT payment within the next 12 months.
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
Plans to utilize certain CodeXol assets changed in the second quarter of 2014 such that assets with a carrying value of $1.8 million were no longer recoverable. Accordingly, we recorded an impairment charge of $1.8 million, reducing the carrying value to zero, which is our estimated fair value of the assets, net of costs. The impairment charge of was recorded within Research and Development Expense for the three and six months ended June 30, 2014.
Arch Collaboration
Since 2006, Arch Pharma Labs of Mumbai, India has manufactured substantially all of our commercialized intermediates and APIs for sale to generic and innovator pharmaceutical manufacturers. Prior to November 2012, Arch produced statin-family API's and intermediates for us and we sold these directly to end customers primarily in India. In November 2012, we entered into a new commercial arrangement with Arch (the "New Arch Enzyme Supply Agreement") whereby we agreed to supply Arch with enzymes for use in the manufacture of certain of Arch's products and Arch agreed to market these products directly to end customers. We recognized product revenue for the sale of enzyme inventory to Arch pursuant to the New Arch Enzyme Supply Agreement of $0.2 million for the three months and six months ended June 30, 2014, and nil for the three months and $2.1 million for the six months ended June 30, 2013, as Biocatalyst Product revenue. We do not anticipate significant Arch revenues in future periods.
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

Financial Operations Overview
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three months ended June 30,		% of Total Revenues		Six months ended June 30,		% of Total Revenues
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Biocatalyst products	$2,776	$4,948	42%	71%	$5,761	$14,085	42%	76%
Biocatalyst research and development	1,666	1,609	25%	23%	3,812	2,909	28%	16%
Revenue sharing arrangement	2,128	417	33%	6%	4,071	1,461	30%	8%
Total revenues	6,570	6,974	100%	100%	13,644	18,455	100%	100%
Costs and operating expenses:
Cost of biocatalyst product revenues	2,123	3,631	32%	52%	4,647	9,296	34%	50%
Research and development	7,733	8,624	118%	124%	12,567	15,946	92%	86%
Selling, general and administrative	5,625	7,169	86%	103%	11,737	15,293	86%	83%
Total costs and operating expenses	15,481	19,424	236%	279%	28,951	40,535	212%	220%
Loss from operations	(8,911)	(12,450)	(136)%	(179)%	(15,307)	(22,080)	(112)%	(120)%
Interest income	3	16	—%	—%	12	43	—%	—%
Other expenses	(8)	(183)	—%	(3)%	(126)	(268)	(1)%	(1)%
Loss before income taxes	(8,916)	(12,617)	(136)%	(181)%	(15,421)	(22,305)	(113)%	(121)%
Benefit from income taxes	(437)	(12)	(7)%	—%	(567)	(77)	(4)%	—%
Net loss	$(8,479)	$(12,605)	(129)%	(181)%	$(14,854)	$(22,228)	(109)%	(120)%
Revenues
Our revenues are comprised of biocatalyst product revenues, biocatalyst research and development revenues and revenue sharing arrangements.

•	Biocatalyst product revenues consist of sales of biocatalysts intermediates, APIs and Codex Biocatalyst Panels and Kits.

•	Biocatalyst research and development revenues include license, technology access and exclusivity fees, FTE payments, milestones, royalties, and optimization and screening fees.

•	Revenue sharing arrangement revenues are recognized based upon sales of licensed products by the Company's revenue share partner Exela.

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2014	2013	$	%	2014	2013	$	%
Biocatalyst products	$2,776	$4,948	$(2,172)	(44)%	$5,761	$14,085	$(8,324)	(59)%
Biocatalyst research and development	1,666	1,609	57	4%	3,812	2,909	903	31%
Revenue sharing arrangements	2,128	417	1,711	410%	4,071	1,461	2,610	179%
Total revenues	$6,570	$6,974	$(404)	(6)%	$13,644	$18,455	$(4,811)	(26)%
Total revenues decreased $0.4 million for the three months ended June 30, 2014, and $4.8 million for the six months ended June 30, 2014, as compared to the same periods in 2013. The decrease was primarily due to decreased biocatalyst product sales, which was partially offset by an increase in revenue sharing arrangements.
Biocatalyst product revenues decreased $2.2 million for the three months ended June 30, 2014, and $8.3 million for the six months ended June 30, 2014, as compared to the same periods in 2013. The decrease was primarily due to the expected loss of our biocatalyst and intermediate sales to customers in the hepatitis C drug marketplace, which was previously disclosed in our Quarterly Report on Form 10 for the quarterly period ended March 31, 2104, as well as, deliveries to Merck for $6.2 million shipped in the six months ended June 30, 2013 to conclude a campaign for Boceprevir products that were delivered over a period of two years.
While we expect biocatalyst product sales to increase in future periods, the timing of orders and delivery of product will continue to fluctuate from quarter-to-quarter, and may not be comparable on a sequential or year over year basis.
Biocatalyst research and development revenues increased $0.1 million during three months ended June 30, 2014, and $0.9 million for the six months ended June 30, 2014, as compared to the same periods in 2013. The increase was primarily due to an increase in services provided to key customers.
Revenue sharing arrangement revenues increased $1.7 million for the three months ended June 30, 2014, and $2.6 million for the six months ended June 30, 2014, as compared to the same periods in 2013. The increase was driven by an increase in sales of argatroban through our partner Exela, a related party.
Cost of Biocatalyst Products Gross Margin
Cost of biocatalyst product revenues includes both internal and third-party fixed and variable costs, including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product revenues.

	Three months ended June 30,		Change		Six Months Ended June 30,		Change
(In Thousands)	2014	2013	$	%	2014	2013	$	%
Biocatalyst products revenues	$2,776	$4,948	$(2,172)	(44)%	$5,761	$14,085	$(8,324)	(59)%
Cost of biocatalyst products revenues	2,123	3,631	(1,508)	(42)%	4,647	9,296	(4,649)	(50)%
Biocatalyst products gross profit	$653	$1,317	$(664)	(50)%	$1,114	$4,789	$(3,675)	(77)%
Product gross margin %	24%	27%			19%	34%
Our cost of biocatalyst products decreased to $2.1 million for the three months and $4.6 million for the six months ended June 30, 2014, as compared to the same periods in 2013. The decreases were primarily due to the decrease of contract manufacturing costs related to reduced hepatitis C product sales, as well as costs associated with the sale of inventory to Arch in the first quarter of 2013.
Our product gross margins decreased to 24% for the three months and 19% for the six months ended June 30, 2014, as compared to the same periods in 2013. This decrease was due to a less favorable sales mix from lower margin products.
Operating Expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2014	2013	$	%	2014	2013	$	%
Research and development	$7,733	$8,624	$(891)	(10)%	$12,567	$15,946	$(3,379)	(21)%
Selling, general and administrative	5,625	7,169	(1,544)	(22)%	11,737	15,293	(3,556)	(23)%
Total operating expenses	$13,358	$15,793	$(2,435)	(15)%	$24,304	$31,239	$(6,935)	(22)%
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
Research and development expenses decreased $0.9 million for the three months ended June 30, 2014, and $3.4 million for the six months ended June 30, 2014, as compared to the same periods in 2013. The results for the second quarter of 2014 include non-cash impairment charges of $2.5 million, primarily related to write down of assets associated with our CodeXol program. Excluding non-recurring charges, research and development expenses decreased $3.3 million or 38% in the second quarter of 2014 compared to the prior year second quarter. The decrease was primarily due to headcount reductions and write down or disposal of excess equipment undertaken as part of the company-wide restructuring implemented in late 2013. Research and development expenses included stock-based compensation expense of $0.3 million for the three months ended and $0.5 million for the six months ended June 30, 2014, as compared to $0.5 million for the three months ended and $1.7 million for the six months ended June 30, 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of compensation expenses (including stock-based compensation), hiring and training costs, consulting and outside services expenses (including audit and legal counsel related costs), marketing costs, building lease costs, depreciation and amortization expenses, and travel and relocation expenses.

Selling, general and administrative expenses decreased $1.5 million for the three months ended June 30, 2014 and $3.6 million for the six months ended June 30, 2014, as compared to the same periods in 2013. These decreases were primarily due to headcount reductions and reductions in other discretionary expenses undertaken as part of the company-wide restructuring implemented in late 2013.
lower outside services and reduced headcount as a result of the restructuring plans completed by the Company throughout 2013. Selling, general and administrative expenses included stock-based compensation expense of $0.8 million for the three months ended June 30, 2014, and $1.0 million six months ended June 30, 2014, as compared to $2.1 million for the three months ended June 30, 2013 and $1.0 million for the six months ended June 30, 2013.
Interest income and other expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2014	2013	$	%	2014	2013	$	%
Interest income	$3	$16	$(13)	(81)%	$12	$43	$(31)	(72)%
Other expenses	(8)	(183)	175	(96)%	(126)	(268)	142	(53)%
Total other income (expense)	$(5)	$(167)	$162	(97)%	$(114)	$(225)	$111	(49)%
Interest income decreased $13,000 for the three months ended June 30, 2014 and $31,000 for the three months ended June 30, 2014, as compared to the same periods in 2013. The decreases were primarily due to lower investment balances.
Other expenses decreased $0.2 million for the three months ended June 30, 2014, and $0.1 million for the six months ended June 30, 2014, as compared to the same periods in 2013. These decreases were primarily related to fluctuations in foreign currency.
Benefit from income taxes

We recognized an income tax benefit of $0.4 million for the three months and $0.5 million for the six months ended June 30, 2014, as compared to an income tax benefit of $0.01 million and $0.1 million for the comparable period in 2013, respectively. The increases are primarily due tot he releasing of reserves related to uncertain tax positions from previous years. The total tax benefit for the three-month and six-month period ended June 30, 2014 primarily consist of income tax benefit attributable to foreign operations offset by the tax effect on the unrecognized gain from our investment in CO2 Solutions, as well as the recognition of previously unrecognized tax benefits. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.

    For the three months ended June 30, 2014, we recognized approximately $0.4 million of previously unrecognized tax benefits related to our operations in Singapore. There were no other material changes to our reserves for unrecognized tax benefits for the quarter ended June 30, 2014, and we do not anticipate any further material changes to our reserves for unrecognized tax benefits during 2014.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operations and stock option exercises. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

(In Thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$20,090	$22,130
Marketable securities, current	$—	$3,005
Accounts receivable, net	$2,944	$5,413
Accounts payable, accrued compensation and accrued liabilities	$8,140	$9,198
Working capital	$16,113	$24,582
Marketable securities, non-current	$1,453	$795

	Six months ended June 30,
(In Thousands)	2014	2013
Net cash used in operating activities	$(6,339)	$(10,560)
Net cash provided by investing activities	4,580	10,668
Net cash (used in) provided by financing activities	(281)	281
Net increase (decrease) in cash and cash equivalents	$(2,040)	$389
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
Cash, cash equivalents and marketable securities balances totaled $21.5 million as of June 30, 2014, as compared to $25.9 million as of December 31, 2013.
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

Cash Flows from Operating Activities
Cash used in operating activities was $6.3 million for the six months ended June 30, 2014, which resulted from a net loss of $14.9 million, adjusted for non-cash charges depreciation and amortization of $3.8 million, stock-based compensation of $2.6 million and the gain on the sale of the Hungarian subsidiary of $0.8 million, and changes in working capital of $8.5 million.

Cash used in operating activities was $10.6 million for the six months ended June 30, 2013, which resulted from a net loss of $22.2 million, adjusted for non-cash depreciation and amortization of $5.2 million, stock-based compensation of $2.7 million and impairment of property and equipment and assets held for sale of $2.6 million. Changes in working capital components of approximately $3.6 million. The changes in working capital were primarily due to a decrease in accounts receivables of $6.0 million, partially offset by a decrease in accounts payable and accrued compensation of $2.3 million.
Cash Flows from Investing Activities
Cash flows from investing activities primarily relate to our investments in marketable securities and purchases and sales of property and equipment primarily for research and development.

Cash provided by investing activities was $4.6 million for the six months ended June 30, 2014, which mainly resulted from the maturities of our investment securities of $3.0 million and proceeds from the sale of our Hungarian subsidiary of $1.5 million.

Cash provided by investing activities was $10.7 million for the six months ended June 30, 2013, which mainly resulted from the proceeds from our marketable securities of $10.9 million and the decrease of our restricted cash of $0.4 million due to the reduction of the available credit under the Company's working capital line, offset by capital expenditures of $0.6 million.
Cash Flows from Financing Activities
Cash used in financing activities was $0.3 million for the six months ended June 30, 2014, which was the result of the payment of taxes related to the net share settlement of equity awards, partially offset by the proceeds from exercises of employee stock options.

Cash provided by financing activities was $0.3 million during each of the six months ended six months ended June 30, 2013, which was a result of proceeds from exercises of employee stock options.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of June 30, 2014.
Contractual Obligations
Our contractual obligations primarily arise from operating leases primarily related to our leased facilities in Redwood City, California. There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures for the three or six months ended June 30, 2014. This is discussed in further detail in our Annual Report in Form 10-K filed with the SEC on March 13, 2014.
Equity Price Risk
As described in Note 4 "Cash Equivalents and Marketable Securities" and Note 5 "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of June 30, 2014, the fair value of our investment in CO2 Solutions’ common stock was $1.5 million and our carrying cost for the investment was $0.6 million.

This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of June 30, 2014 the fair value of our investment in CO2 Solutions’ common stock was $1.5 million. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of June 30, 2014 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of June 30, 2014 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.
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
(a) Unregistered Sales of Equity Securities
Not applicable.
(b) Use of Proceeds from Public Offering of Common Stock
On April 27, 2010, we closed our IPO of our common stock pursuant to a registration statement on Form S-1 (File No. 333-164044), which was declared effective by the SEC on April 21, 2010. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 22, 2010 pursuant to Rule 424(b). As of June 30, 2014, we have used approximately $48 million of the net offering proceeds for purchase and installation of machinery and equipment, continued investments in research and development, payment of restructuring costs, payment of taxes related to net share settlement of equity awards and working capital.

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

Codexis, Inc.

Date:	August 8, 2014	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:	August 8, 2014	By:	/s/ David McCaman
David McCaman Vice President and Corporate Controller (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2014 and 2013, and iv) Notes to Condensed Consolidated Financial Statements.