Form 10-Q
period 2014-09-30
CODEXIS INC
filed 2014-11-06
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 39,549,301 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended September 30, 2014

Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$21,522	$22,130
Short-term investments	—	3,005
Accounts receivable, net of allowances of $513 at September 30, 2014 and $460 at December 31, 2013	3,088	5,413
Inventories, net	1,943	1,487
Prepaid expenses and other current assets	1,652	1,567
Assets held for sale	—	2,179
Total current assets	28,205	35,781
Restricted cash	711	711
Marketable securities	1,031	795
Property and equipment, net	4,374	8,446
Intangible assets, net	7,029	9,560
Goodwill	3,241	3,241
Other non-current assets	201	306
Total assets	$44,792	$58,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,542	$3,961
Accrued compensation	2,376	3,625
Other accrued liabilities	2,050	1,612
Deferred revenue	4,036	2,001
Total current liabilities	11,004	11,199
Deferred revenue, net of current portion	4,368	1,114
Other long-term liabilities	4,213	5,044
Total liabilities	19,585	17,357
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at September 30, 2014 and December 31, 2013; 39,510 and 38,351 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	301,365	298,370
Accumulated other comprehensive income (loss)	113	(32)
Accumulated deficit	(276,275)	(256,859)
Total stockholders’ equity	25,207	41,483
Total liabilities and stockholders’ equity	$44,792	$58,840

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Biocatalyst product sales	$2,562	$1,076	$8,323	$15,161
Biocatalyst research and development	3,364	2,028	7,176	4,936
Revenue sharing arrangement	1,546	839	5,617	2,300
Total revenue	7,472	3,943	21,116	22,397
Costs and operating expenses:
Cost of biocatalyst product sales	1,532	494	6,179	9,790
Research and development	5,038	6,831	17,708	22,776
Selling, general and administrative	5,157	5,832	16,791	21,126
Total costs and operating expenses	11,727	13,157	40,678	53,692
Loss from operations	(4,255)	(9,214)	(19,562)	(31,295)
Interest income	3	9	15	53
Other expenses	(57)	(22)	(183)	(288)
Loss before income taxes	(4,309)	(9,227)	(19,730)	(31,530)
Provision for (benefit from) income taxes	253	35	(314)	(41)
Net loss	$(4,562)	$(9,262)	$(19,416)	$(31,489)
Net loss per share, basic and diluted	$(0.12)	$(0.24)	$(0.51)	$(0.83)
Weighted average common shares used in computing net loss per share, basic and diluted	38,450	38,102	38,063	38,002

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(4,562)	$(9,262)	$(19,416)	$(31,489)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax expense of $160 for the three months and tax benefit of $89 for the nine months ended September 30, 2014, and $17 for the three months and $172 for the nine months ended September 30, 2013.	(261)	32	145	275
Other comprehensive income (loss)	(261)	32	145	275
Total comprehensive loss	$(4,823)	$(9,230)	$(19,271)	$(31,214)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(19,416)	$(31,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,531	2,531
Depreciation and amortization of property and equipment	2,679	5,307
Impairment of property and equipment	1,841	—
Change in fair value of assets held for sale	886	—
(Gain) loss on disposal of property and equipment	(115)	62
Gain on sale of Hungarian subsidiary	(760)	—
Stock-based compensation	3,630	3,361
Amortization of premium (accretion of discount) on marketable securities	2	(63)
Bad debt expense	53	328
Changes in operating assets and liabilities:
Accounts receivable	2,316	833
Inventories, net	(456)	(614)
Prepaid expenses and other current assets	(734)	4
Other assets	(74)	(37)
Accounts payable	(1,418)	(2,164)
Accrued compensation	(1,100)	(155)
Other accrued liabilities	194	1,080
Deferred revenue	5,288	1,923
Net cash used in operating activities	(4,653)	(19,093)
Investing activities:
Purchase of property and equipment	(267)	(447)
Proceeds from maturities of marketable securities	3,000	13,410
Proceeds from sale of Hungarian subsidiary, net of selling costs	1,500	—
Proceeds from the sale of assets held for sale	281	—
Proceeds from sale of property and equipment	166	150
Decrease in restricted cash	—	600
Net cash provided by investing activities	4,680	13,713
Financing activities:
Proceeds from exercises of options to purchase common stock	180	288
Taxes paid related to net share settlement of equity awards	(815)	—
Net cash provided by (used in) financing activities	(635)	288
Net decrease in cash and cash equivalents	(608)	(5,092)
Cash and cash equivalents at the beginning of the period	22,130	32,003
Cash and cash equivalents at the end of the period	$21,522	$26,911

See accompanying notes to the unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business
In these notes to the condensed consolidated financial statements, the “Company,” "we," "us,'" and "our" refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
Codexis, Inc. was incorporated in the State of Delaware in January 2002. We develop biocatalysts for the pharmaceutical and fine chemicals markets. Our proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
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
We have commercialized our technology and products in the pharmaceuticals market, which is our primary business focus. Our pharmaceutical customers, which include several of the largest global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development, including in the production of some of the world's best-selling and fastest growing drugs.
We have recently begun to use our technology to develop biocatalysts for use in the fine chemicals market. The fine chemicals market is similar to our pharmaceutical business and consists of several large market verticals, including: food, animal feed, polymers, flavors, fragrances, and agricultural chemicals.
We create our products by applying our CodeEvolver® directed evolution technology platform, which introduces genetic mutations into microorganisms, giving rise to changes in the enzymes that they produce. Once we identify potentially beneficial mutations, we test combinations of these mutations until we have created variant enzymes that exhibit marketable performance characteristics superior to competitive products. This process allows us to make continuous, efficient improvements to the performance of our enzymes. We are also pursuing opportunities to provide licenses to certain pharmaceutical customers to use our CodeEvolver® platform for their internal development purposes.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly its financial position as of September 30, 2014 and results of its operations and comprehensive loss for the three months and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
The unaudited interim condensed consolidated financial statements include the amounts of Codexis, Inc. and its wholly-owned subsidiaries in the United States, Brazil, Hungary (through the sale date of March 13, 2014), India, Mauritius, the Netherlands, and Singapore (dissolved in October 2014). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We regularly assess these estimates which primarily affect revenue recognition, accounts receivable, inventories, the valuation of investment securities and marketable securities, assets held for sale, intangible assets, goodwill arising out of business acquisitions, accrued liabilities, stock awards and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is Codexis' Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or plans for levels or components below the consolidated unit level. Accordingly, the Company has a single reporting segment.
Revenue Recognition
We recognize revenue from the sale of our biocatalyst products, biocatalyst research and development agreements and profit sharing arrangements. Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria of revenue recognition are met.
Revenue from Multiple Element Arrangements
We account for multiple element arrangements, such as license and platform technology transfer agreements in which a licensee may purchase several deliverables, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, “Multiple Element Arrangements.” For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.
Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue or as an accrued liability and recognized as a reduction of research and development expenses ratably over the term of our estimated performance period under the agreement. We determine the estimated performance periods, and they are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore, to revenue recognized, would occur on a prospective basis in the period that the change was made.
Milestones
A payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is, as of the date the arrangement is entered into, substantive uncertainty that the event will be achieved and (iii) results in additional payments being due to us. Milestones are considered substantive when the consideration earned from the achievement of the milestone (i) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from its performance, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverable and payment terms in the arrangement.
Biocatalyst Product Sales
Biocatalyst product sales consist of sales of biocatalyst intermediates, active pharmaceutical ingredients and Codex® Biocatalyst Panels and Kits. Biocatalyst product sales are recognized once passage of title and risk of loss has occurred and contractually specified acceptance criteria, if any, have been met, provided all other revenue recognition criteria have also been met. Shipping and handling costs charged to customers are recorded as revenue.
Biocatalyst Research and Development
Biocatalyst research and development agreements typically provide us with multiple revenue streams, including: research services fees for full time employee ("FTE") research services, up-front licensing fees, technology access, contingent payments upon achievement of contractual criteria, and royalty fees based on the licensee's product sales or cost savings achieved by Codexis' customers.
We perform biocatalyst research and development activities as specified in each respective customer agreement. Payments for services received are not refundable. Certain research agreements are based on a contractual reimbursement rate per FTE working on the project. We recognize revenue from research services as those services are performed over the contractual performance periods. When up-front payments are combined with FTE services in a single unit of accounting, we recognize the up-front payments using the proportionate performance method of revenue recognition based upon the actual amount of research labor hours incurred relative to the amount of the total expected labor hours to be incurred by us, up to the amount of cash received. In cases where the planned levels of research services fluctuate substantially over the research term, we are required to make estimates of the total hours required to perform our obligations.
We recognize revenue from nonrefundable, up-front license fees or technology access payments that are not dependent on any future performance by us when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation.
We recognize revenue from other payments received which are contingent solely upon the passage of time or the result of a customer's performance when earned in accordance with the contract terms and when such payments can be reasonably estimated and collectability of such payments is reasonably assured.
We recognize revenue from royalties based on licensees’ sales of our biocatalyst products or products using our technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. For the majority of our royalty revenue, estimates are made using notification of the sale of licensed products from the licensees.
Revenue Sharing Arrangement
We recognize revenue from a revenue sharing arrangement based upon sales of licensed products by our revenue share partner Exela PharmSci, Inc. ("Exela") (see Note 10, "Related Party Transactions"). We recognize revenue net of product and selling costs upon notification from our revenue share partner of our portion of net profit based on the contractual percentage from the sale of licensed product.
Allowances
Allowances against receivable balances primarily relate to product returns and prompt pay sales discounts, and are recorded in the same period that the related revenue is recognized, resulting in a reduction in biocatalyst product sales revenue and the reporting of accounts receivable net of allowances.
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
Cost of Biocatalyst Product Sales
Cost of biocatalyst product sales comprises both internal and third party fixed and variable costs including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product sales. Shipping costs are included in our cost of biocatalyst product sales. Such charges were not significant in any of the periods presented. Research and development expenses related to FTE services under the research and development agreements approximate the research funding over the term of the respective agreements and are included in research and development expense.
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, as well as external costs, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.
Stock-Based Compensation
We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under Codexis' equity incentive plans. The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We used the "simplified" method as described in Staff Accounting Bulletin No. 107, "Share-Based Payment," for the expected option term because Codexis' historical option exercise data is limited due to its initial public offering in 2010. We used Codexis' historical volatility to estimate expected stock price volatility. The risk-free rate assumption was based on United States Treasury instruments whose terms were consistent with the expected term of the stock option. The expected dividend assumption was based on Codexis' history and expectation of dividend payouts.
Restricted Stock Units (RSUs), Restricted Stock Awards (RSAs) and performance-contingent restricted stock units (PSUs) were measured based on the fair market values of the underlying stock on the dates of grant. PSUs awarded may be conditional upon the attainment of one or more performance objectives over a specified period. At the end of the performance period, if the goals are attained, the awards are granted.
Stock-based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The estimated annual forfeiture rates for stock options, RSUs, PSUs, and RSAs are based on Codexis' historical forfeiture experience.
The estimated fair value of stock options, RSUs and RSAs is expensed on a straight-line basis over the vesting term of the grant and the estimated fair value of PSUs is expensed using an accelerated method over the term of the award once management has determined that it is probable that performance objective will be achieved. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.
We account for stock awards issued to non-employees based on their estimated fair value determined using the Black-Scholes-Merton option-pricing model. Compensation expense for the stock awards granted to non-employees is recognized based on the fair value of awards as they vest, during the period the related services are rendered.
We have not recognized, and do not expect to recognize in the near future, any income tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to Codexis' net operating loss carryforwards.
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
Where the United States dollar is the functional currency, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the accompanying condensed consolidated statements of operations. Gains and losses realized from transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency, are included in other expense in the accompanying condensed consolidated statements of operations.
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $21.5 million at September 30, 2014, and was comprised of cash of $6.9 million and money market funds of $14.6 million.
Inventories
Inventories are stated at the lower of cost or market value. Cost is determined using a weighted-average approach, assuming full absorption of direct and indirect manufacturing costs, based on our product capacity utilization assumptions. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the estimated market value. These reserves are determined based on significant estimates. In addition, inventories include employee stock-based compensation expenses.
Investment Securities
We invest in debt and equity securities and we classify those investments as available-for-sale. These securities are carried at estimated fair value (see Note 5, “Investment Securities,” below) with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Available-for-sale equity securities and available-for sale debt securities with remaining maturities of greater than one year are classified as long-term.
We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. Unrealized losses are charged against “Other expense” when a decline in fair value is determined to be other-than-temporary.
Amortization of purchase premiums and accretion of purchase discounts and realized gains and losses of debt securities are included in interest income. The cost of securities sold is based on the specific-identification method.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of Codexis' financial instruments, including cash equivalents, marketable investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values as of the balance sheet dates because of their generally short maturities.
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

•
Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

•
Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

For Level 2 financial instruments, our investment adviser provides monthly account statements documenting the value of corporate bonds and U.S. Treasury obligations based on prices received from an independent third-party valuation service provider. This third party evaluates the types of securities in our investment portfolio and calculates a fair value using a multi-dimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals. As we are ultimately responsible for the determination of the fair value of these instruments, we perform quarterly analyses using prices obtained from another independent provider of financial instrument valuations, to validate that the prices we have used are reasonable estimates of fair value.
Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentration of credit risk primarily consist of: cash equivalents, short-term investments, accounts receivable, marketable securities, and restricted cash. We invest cash that is not required for immediate operating needs principally in money market funds and corporate securities through banks and other financial institutions in the United States, as well as in foreign countries.
Long-Lived and Intangible Assets
Our intangible assets are finite-lived and consist of customer relationships, developed core technology, trade names, and the intellectual property (“IP”) rights associated with the acquisition of Maxygen Inc.'s ("Maxygen") directed evolution technology in 2010. Intangible assets were recorded at their fair values at the date Codexis acquired the assets and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives. Our long-lived assets include property and equipment, and other non-current assets.
We determined that Codexis has a single entity wide asset group (“Asset Group”). The directed evolution technology patent portfolio acquired from Maxygen (“Core IP”) is the most significant component of the Asset Group since it is the base technology for all aspects of our research and development activities, and represents the basis for all of Codexis' identifiable cash flow generating capacity. Consequently, we do not believe that identification of independent cash flows associated with Codexis long-lived assets is currently possible at any lower level than the Asset Group.
The Core IP is the only finite-lived intangible asset on Codexis' condensed consolidated balance sheet as of September 30, 2014. There has been no significant change in the utilization or estimated life of the Core IP since we acquired the technology patent portfolio from Maxygen.
The carrying value of Codexis' long-lived assets in the Asset Group may not be recoverable based upon the existence of one or more indicators of impairment which could include: a significant decrease in the market price of Codexis' common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in Codexis' industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life.
We evaluate recoverability of intangible assets based on the sum of the undiscounted cash flows expected to result from the use, and the eventual disposal of, the Asset Group. We make estimates and judgments about the future undiscounted cash flows over the remaining useful life of the Asset Group. Codexis' anticipated future cash flows include our estimates of existing or in process product sales, production and operating costs, future capital expenditures, working capital needs, and assumptions regarding the ultimate sale of the Asset Group at the end of the life of the primary asset. The useful life of the Asset Group was based on the estimated useful life of the Core IP, the primary asset at the time of acquisition. There has been no change in the estimated useful life of the Asset Group. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant judgment involved in determining the cash flows attributable to the Asset Group over its estimated remaining useful life.
In the fourth quarter of 2013, we determined that Codexis' continued annual operating losses and a decline in market price of Codexis' common stock, reduced anticipated future cash flows related to potential CodeXyme® cellulase enzyme and CodeXol® detergent alcohols transactions and reduced future revenue growth to reflect Codexis' most recent outlook were indicators of impairment. As a result, we undertook an impairment analysis in the fourth quarter of 2013.

The results of our fourth quarter 2013 impairment analysis indicated that the undiscounted cash flows for the Asset Group were greater than the carrying value of the Asset Group by approximately 37%. Based on the results obtained, we determined there was no impairment of Codexis' intangible assets as of December 31, 2013. During the nine months ended September 30, 2014, we made no changes to the underlying forecasts nor did we identify any additional indicators of potential impairment of intangible assets or other new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2013.
Goodwill
We determined that Codexis has only one operating segment and reporting unit under the criteria in ASC 280, "Segment Reporting." Accordingly, our review of goodwill impairment indicators is performed at the Codexis level. We review goodwill impairment annually in the fourth quarter of each of Codexis' fiscal years and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.
The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit to Codexis' carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.
We use Codexis' market capitalization as an indicator of fair value. We believe that since its reporting unit is publicly traded, the ability of a controlling stockholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of Codexis' reporting unit as a whole to exceed its market capitalization. However, we believe that the fair value measurement need not be based solely on the quoted market price of an individual share of Codexis' common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit.
If we were to use an income approach, it would establish a fair value by estimating the present value of Codexis' projected future cash flows expected to be generated from its business. The discount rate applied to the projected future cash flows to arrive at the present value would be intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Our discounted cash flow methodology would consider projections of financial performance for a period of several years combined with an estimated residual value. The most significant assumptions we would use in a discounted cash flow methodology are the discount rate, the residual value and expected future revenue, gross margins and operating costs, along with considering any implied control premium.
Should Codexis' market capitalization be less than the total stockholder's equity as of our annual test date or as of any interim impairment testing date, we would also consider market comparables, recent trends in Codexis' stock price over a reasonable period and, if appropriate, use an income approach to determine whether the fair value of its reporting unit is greater than the carrying amount.
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
Goodwill was tested for impairment in the fourth quarter of 2013. We concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we determined there was no impairment of Codexis' goodwill as of December 31, 2013. During the nine months ended September 30, 2014, we made no changes to the underlying forecasts nor did we identify any additional indicators of potential impairment of intangible assets or other new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2013.
Restricted Cash
Restricted cash consisted of amounts invested in savings accounts primarily for purposes of securing a standby letter of credit as collateral for Codexis' Redwood City, California facility lease agreement.
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

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expenses for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to Codexis' tax provision in a subsequent period.
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
We make estimates and judgments about Codexis' future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. With the sale of the Hungarian subsidiary in the quarter ended March 31, 2014, the related net operating losses and other tax attributes are no longer available to Codexis. The related deferred tax assets had a full valuation allowance and, as a result, their removal did not have a material impact to the financial statements.
We account for uncertainty in income taxes as required by the provisions of ASC Topic 740, "Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating Codexis' tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.
The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event Codexis should experience such a change of ownership utilization of Codexis' federal and state net operating loss carryforwards could be limited.
Provision for income taxes was $0.3 million for the three months ended September 30, 2014 and benefit from income taxes totaled $0.3 million for the nine months ended September 30, 2014. The total tax benefit for the nine months ended September 30, 2014 primarily consisted of income tax benefit attributable to foreign operations (release of previous tax provision related to a liquidated entity) offset by the tax effect on the unrecognized gain from our investment in CO2 Solutions, as well as the recognition of previously unrecognized tax benefits. We maintain a full valuation allowance against net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
Recently Issued and Adopted Accounting Guidance
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers". This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on Codexis' consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Sub Topic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". This ASU provides guidance to an entity’s management with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by entities today in the financial statement footnotes. This ASU is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We are currently evaluating the impact of this ASU on our consolidated financial statements and footnote disclosures.
Note 3. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For all periods presented, diluted and basic net loss per share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
Anti-Dilutive Securities
In periods of net loss, the weighted average number of shares outstanding, prior to the application of the treasury stock method, are excluded from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect. The following shares were not included in the computation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	3,674	4,805	3,674	4,805
Restricted stock units/awards	1,950	1,665	1,950	1,665
Performance-contingent restricted stock units	774	—	774	—
Warrants to purchase common stock	75	75	75	75
Total shares excluded as anti-dilutive	6,473	6,545	6,473	6,545
Note 4. Collaborative Arrangements
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, Codexis entered into a platform technology license agreement (the "License Agreement") with GlaxoSmithKline ("GSK"). Under the terms of the License Agreement, Codexis granted GSK a license to use its proprietary CodeEvolver® protein engineering platform technology.
We received a $6.0 million up-front licensing fee and we are eligible to receive contingent payments up to $19.0 million, of which $11.5 million are considered milestone payments, over the next three years subject to satisfactory completion of technology transfer milestones. We also have the potential to receive numerous additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities.
For up to three years following the end of the three-year period during which we will transfer our CodeEvolver® Platform Technology to GSK, GSK can exercise an option, upon payment of certain option fees, that would extend GSK’s license to include certain improvements to the CodeEvolver® Platform Technology that arise during such period. In addition, we are eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using Codexis' CodeEvolver® protein engineering platform technology.
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
Under the License Agreement, the significant deliverables were determined to be the license, platform technology transfer, and contingent obligation to supply GSK with enzymes manufactured by us at GSK's expense. We determined that the license and the platform technology transfer (together the "License") represent a unit of accounting. We determined that our participation in the joint steering committee in connection with the platform technology transfer does not represent a separate unit of accounting because GSK could not negotiate for and/or acquire these services from other third parties and our participation on the joint steering committee is coterminous with the technology transfer period.
The up-front License fee of $6.0 million is being recognized over the technology transfer period of three years. Amounts to be received under the development supply agreement described above will be recognized as revenue to the extent GSK purchases enzymes from us.
As of September 30, 2014, we have a deferred revenue balance of $5.5 million from GSK related to the up-front License fee. We recognized license fees of $0.5 million for the three and nine months ended September 30, 2014, as biocatalyst research and development revenue.
Merck Research and Development Collaboration
On February 1, 2012, Codexis entered into a five-year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Catalyst Supply Agreement") whereby Merck Sharp and Dohme Corp. ("Merck") may obtain commercial scale substance for use in the manufacture of one of its products, Januvia®. Merck may extend the term of the Sitagliptin Catalyst Supply Agreement for an additional five years at its sole discretion.
The Sitagliptin Catalyst Supply Agreement calls for Merck to pay an annual license fee for the rights to the Sitagliptin technology each year for the term of the Sitagliptin Catalyst Supply Agreement. The license fee is being recognized as collaborative research and development revenue ratably over the five year term of the Sitagliptin Catalyst Supply Agreement. As of September 30, 2014, we have a deferred revenue balance of $1.6 million from Merck related to the license fee. We recognized license fees of $0.5 million for three months ended September 30, 2014 and 2013, and $1.5 million for the nine months ended September 30, 2014, and $1.3 million for the nine months ended September 30, 2013, as biocatalyst research and development revenue. In addition, pursuant to the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices.
Arch Manufacturing Collaboration
From 2006 through November 2012, Arch of Mumbai, India manufactured substantially all of Codexis' commercialized intermediates and active pharmaceutical ingredients ("APIs") for sale to generic and innovative pharmaceutical manufacturers. Prior to November 2012, Arch produced atorva-family APIs and intermediates for us and it sold these directly to end customers primarily in India. In November 2012, Codexis entered into a new commercial arrangement with Arch (the "New Arch Enzyme Supply Agreement") whereby we agreed to supply Arch with enzymes for use in the manufacture of atorva family products and Arch agreed to market these products directly to end customers. We recognized product sales revenue for the sale of enzyme inventory to Arch and its affiliates pursuant to the New Arch Enzyme Supply Agreement of $0.2 million for the three months and $0.3 million for the nine months ended September 30, 2014, and nil for the three months and $2.1 million for the nine months ended September 30, 2013, as biocatalyst product sales revenue. During 2013, we recorded an allowance for bad debt of approximately $387,000 due to a write-off of an accounts receivable from Arch.
Note 5. Investment Securities
At September 30, 2014, investment securities classified as available-for-sale equity securities and money market funds consisted of the following (in thousands):

	September 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$14,600	$—	$—	$14,600	n/a
Common shares of CO2 Solutions (2)	563	468	—	1,031	n/a
Total	$15,163	$468	$—	$15,631
(1) Money market funds are classified in cash and cash equivalents on Codexis' condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on Codexis' condensed consolidated balance sheets.

At December 31, 2013, investment securities classified as available-for-sale equity securities and money market funds consisted of the following (in thousands):

	December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$16,089	$—	$—	$16,089	n/a
Corporate bonds	1,002	3	—	1,005	140
U.S. Treasury obligations	2,000	—	—	2,000	59
Common shares of CO2 Solutions (2)	563	232	—	795	n/a
Total	$19,654	$235	$—	$19,889
(1) Money market funds are classified in cash and cash equivalents on Codexis' condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on Codexis' condensed consolidated balance sheets.
Note 6. Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the financial instruments that were measured at fair value on a recurring basis at September 30, 2014 by level within the fair value hierarchy (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$14,600	$—	$—	$14,600
Common shares of CO2 Solutions	—	1,031	—	1,031
Total	$14,600	$1,031	$—	$15,631
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
Fair Value of Assets Held for Sale
As of December 31, 2013, Codexis had assets held for sale related to lab equipment located in the United States. The fair value of these assets was determined based on Level 3 inputs, primarily sales data for similar assets. For further discussion, see Note 8, "Assets Held for Sale."
There were no assets held for sale at September 30, 2014, and as such there was no fair value to measure on a non-recurring basis at September 30, 2014.

The fair value of assets held for sale at December 31, 2013, measured on a nonrecurring basis, is as follows (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets held for sale	$—	$—	$2,179	$2,179
Note 7. Balance Sheets Details
Inventories, net
Inventories, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$575	$763
Work-in-process	17	31
Finished goods	1,351	693
Inventories, net	$1,943	$1,487
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2014		December 31, 2013
Laboratory equipment	$23,069		$23,949
Leasehold improvements	9,517		9,493
Computer equipment	3,257		3,196
Office furniture and equipment	1,227		1,228
	37,070		37,866
Less: accumulated depreciation and amortization	(30,880)		(29,461)
	6,190		8,405
Construction in progress	25		41
Property and equipment	6,215		8,446
Less: Impairment of laboratory equipment	(1,841)	(1)	—
Property and equipment, net	$4,374		$8,446
(1)    Plans to utilize certain CodeXol® assets changed in the second quarter of 2014 such that assets with a carrying value of $1.8 million were no longer recoverable. Accordingly, we recorded an impairment charge of $1.8 million, reducing the carrying value to zero (their estimated fair value, net of costs). The impairment charge was recorded within research and development expense for the nine months ended September 30, 2014.
Intangible Assets, net
Intangible assets consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
							(years)
Maxygen intellectual property	$20,244	$(13,215)	$7,029	$20,244	$(10,684)	$9,560	6

The estimated future amortization expense to be charged to research and development expenses through the year ending December 31, 2016 is as follows (in thousands):

Year ending December 31:	Total
2014 (remaining 3 months)	$843
2015	3,374
2016	2,812
$7,029
Goodwill
There were no changes in the carrying value of goodwill of $3,241,000 for the three months and nine months ended September 30, 2014 and 2013.
Note 8. Assets Held for Sale
In the fourth quarter of 2013, we announced that we would begin winding down Codexis' CodeXyme® cellulase enzyme program. As a result of the termination of this research program and corresponding reductions in headcount, we concluded that certain excess research and development equipment, including assets at Codexis' Hungarian subsidiary, were no longer held for use, and these assets were determined to meet the criteria to be classified as held for sale at December 31, 2013. In conjunction with classifying certain assets as held for sale, in 2013, we performed a detailed review of Codexis' excess research and development equipment with the assistance of a third party and determined that the estimated net sales price, less selling costs, was below the carrying value. A charge of $1,571,000 was recorded in the fourth quarter of 2013 to research and development expenses to reduce the value of held for sale assets to their estimated fair market value net of selling expenses. We reclassified the adjusted carrying value to Assets Held for Sale as of December 31, 2013.
In March 2014, we sold our Hungarian subsidiary including all of the equipment at this facility classified as assets held for sale for proceeds of $1.5 million and recognized a gain of $760,000.
During the second quarter of 2014, we changed our plan to sell certain U.S. research and development equipment. Such equipment, which had a carrying value of approximately $333,000, was put back in operational use and classified as held for use. Some of the unutilized equipment reclassified as held for use was exchanged for more suitable research equipment. In addition to the exchange of equipment, we recognized a loss of approximately $188,000. We also decided to expedite the disposition of held for sale assets by selling such assets through auction. As a result of the above changes to our plan to use the excess research and development equipment, we determined that further impairment charges should be recorded in the second quarter of 2014. Total impairment charges related to excess research and development equipment totaled $568,000 for the three months ended June 30, 2014. We disposed of the remaining held for sale equipment in the third quarter of 2014, which resulted in an additional impairment charge of $130,000.

Total assets reclassified as assets held for sale at September 30, 2014, were (in thousands):

Assets Held for Sale	Adjusted Carrying Value
Research & development equipment classified as held for sale at December 31, 2013	$2,179
Hungarian assets sold for the three months ended March 31, 2014	(779)
U.S. assets sold for the three months ended March 31, 2014	(6)
Research & development equipment classified as held for sale at March 31, 2014	$1,394
Research & development equipment reclassified as held for use	(333)
U.S. assets sold for the three months ended June 30, 2014	(13)
Loss on exchange of assets	(188)
Change in estimated fair value of research equipment during three months ended June 30, 2014	(568)
Research & development equipment classified as held for sale at June 30, 2014	$292
U.S. assets sold for the three months ended September 30, 2014	(162)
Change in estimated fair value of research equipment during three months ended September 30, 2014	$(130)
Research & development equipment classified as held for sale at September 30, 2014	—
Note 9. Sale of Hungarian Subsidiary
On March 13, 2014, we entered into an agreement with Intrexon Corporation to sell 100% of Codexis' equity interests in its Hungarian subsidiary, Codexis Laboratories Hungary Kft, as well as all assets of such subsidiary that were previously classified as held for sale. On March 15, 2014, the sale transaction closed and we received cash proceeds of $1,500,000 from the sale and recorded a net gain of $760,000 which was included in research and development expenses in connection with the sale. As part of the purchase, the buyer obtained all the Hungarian assets held for sale and assumed all employment and facility lease related contract obligations. There were no transaction related costs incurred other than legal fees, which were recorded in selling, general and administrative expenses.
Note 10. Related Party Transactions
Exela PharmSci, Inc.
We signed a commercialization agreement with Exela in 2007, whereby Exela agreed to pay to us a contractual percentage share of Exela’s net profit from the sales of licensed products.
CMEA Ventures, which owns approximately 7.4% of Codexis' common stock, owns over 10% of Exela’s outstanding capital stock. Thomas R. Baruch, one of Codexis' directors, also serves on the board of directors of Exela and, as a limited partner in the CMEA Ventures funds that hold such shares of Exela, has an indirect pecuniary interest in the shares of Exela held by CMEA Ventures.
We recognized revenue from the revenue sharing arrangement of $1.5 million for the three months and $5.6 million for the nine months ended September 30, 2014, and $0.8 million for the three months and $2.3 million for the nine months ended September 30, 2013. We had no receivables from Exela at September 30, 2014.
Alexander A. Karsner
Alexander A. Karsner was a member of Codexis' board of directors until the expiration of his term at the close of our annual shareholder meeting on June 11, 2014. In addition, Mr. Karsner provided consulting services to Codexis through June 30, 2014. Amounts paid to Mr. Karsner for consulting services was nil for the three months and $60,000 for the nine months ended September 30, 2014, and $30,000 for the three months and $90,000 for the nine months ended September 30, 2013.

Note 11. Commitments and Contingencies
Operating Leases
Codexis' headquarters are located in Redwood City, California where it leases approximately 107,000 square feet of office and laboratory space in four buildings within the same business park from Metropolitan Life Insurance Company ("MetLife"). Codexis entered into the initial lease with MetLife for a portion of this space in 2004 and the lease has been amended numerous times since then to add and subtract space and to amend the terms of the lease, with the latest amendment being in 2012. The various terms for the spaces under the lease have expiration dates that range from January 2017 through January 2020.
As of December 31, 2012, Codexis incurred $3.6 million of capital improvement costs related to the facilities leased from MetLife and received $3.1 million of reimbursements from the landlord out of the tenant improvement and HVAC allowances for the completed construction. The reimbursements are being amortized on a straight line basis over the term of the lease as a reduction in rent expense. As of September 30, 2014, the lease incentive obligation remaining was classified with other long-term liabilities on the condensed consolidated balance sheet for $1.8 million.
As part of a restructuring plan that Codexis undertook in the third quarter of 2012, Codexis began the process of vacating the 101 Saginaw Drive, Redwood City, California space and marketed the space for sublease. In March 2014, Codexis entered into a three-year sublease agreement with a subtenant, which terminates in April 2017, with the option to extend for two consecutive one-year terms thereafter. Sublease income is being recorded as a reduction of Codexis' rent expense and was $0.1 million for the three months and $0.2 million for the nine months ended September 30, 2014.
Codexis' lease obligations for the facility in Hungary were transferred to the buyer of Codexis' Hungarian subsidiary in March 2014.
Rent expense is recognized on a straight-line basis over the term of the lease. In accordance with the terms of the amended lease agreement, we exercised Codexis' right to deliver letters of credit in lieu of a security deposit. The letters of credit in the amount of $0.7 million as of September 30, 2014 were collateralized by deposit balances held by Codexis' bank. These deposits are recorded as restricted cash on the condensed consolidated balance sheets.
As of September 30, 2014, we had estimated asset retirement obligations of approximately $0.1 million from operating leases, requiring Codexis to restore the facilities that Codexis is renting to their original form. Codexis is expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each period and make adjustments for any changes in estimates.
Future minimum payments under non-cancellable operating leases at September 30, 2014 are as follows (in thousands):

Lease payments
Three months ending December 31,
2014	$669
Years ending December 31,
2015	2,743
2016	2,827
2017	2,677
2018	2,736
2019 and beyond	3,054
Total	$14,706
Litigation
Codexis has been subject to various legal proceedings related to matters that have arisen during the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, we have determined, based upon the information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows.
On July 30, 2013, Dyadic International, Inc. ("Dyadic") delivered notice to Codexis alleging that it is in breach under the Dyadic license agreement and stating that Dyadic intended to terminate the Dyadic license agreement in 60 days if the alleged breach was not cured to Dyadic's satisfaction. This notice was subsequently withdrawn by Dyadic in February 2014 in light of Codexis' decision to wind down its CodeXyme® cellulase enzyme program. Although we do not believe that the use of the licensed technology in its CodeXyme® cellulase enzyme program constituted a breach of the Dyadic license agreement, we can make no assurances that Dyadic will not make such allegations again in the future, or regarding our ability to resolve any possible future disputes with Dyadic on commercially reasonable terms or our ability to dispute with success, through legal action or otherwise, any possible future allegations by Dyadic that such use may have breached the Dyadic license agreement.
Other Contingencies
In November 2009, one of Codexis' foreign subsidiaries sold intellectual property to Codexis. Under the local laws, the sale of intellectual property to a nonresident legal entity is deemed an export and is not subject to VAT. However, there is uncertainty regarding whether the items sold represented intellectual property or research and development services, which would subject the sale to VAT. We believe that the uncertainty results in an exposure to pay VAT that is more than remote but less than likely to occur and, accordingly, we have not recorded an accrual for this exposure. If the sale is deemed a sale of research and development services, Codexis could be obligated to pay an estimated amount of $0.6 million.
Indemnifications
Codexis is required to recognize a liability for the fair value of any obligations Codexis assumes upon the issuance of a guarantee. Codexis has certain agreements with licensors, licensees and collaborators that contain indemnification provisions. In such provisions, Codexis typically agrees to indemnify the licensor, licensee and collaborator against certain types of third party claims. The maximum amount of the indemnifications is not limited. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for expenses related to indemnification issues for any periods presented.
Note 12. Stock-Based Compensation
Stock Plans
In 2002, Codexis adopted the 2002 Stock Plan (the “2002 Plan”), pursuant to which its board of directors issued incentive stock options, non-statutory stock options and stock purchase rights to its employees, officers, directors and consultants. In March 2010, Codexis' board of directors and stockholders approved the 2010 Equity Incentive Award Plan (the “2010 Plan”), which became effective upon the completion of its initial public offering ("IPO") in April 2010. The 2010 Plan is similar to the 2002 Plan but allows for issuance of additional awards, such as a RSU, PSU, RSA, deferred stock award and stock appreciation rights. A total of 1,100,000 shares of common stock were initially reserved for future issuance under the 2010 Plan and any shares of common stock reserved for future grant or issuance under Codexis' 2002 Plan that remained unissued at the time of completion of the IPO became available for future grant or issuance under the 2010 Plan. In addition, the shares reserved for issuance pursuant to the exercise of any outstanding awards under the 2002 Plan that expire unexercised will also become available for future issuance under the 2010 Plan. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. As of September 30, 2014, total shares remaining available for issuance were approximately 5.6 million.
Performance-contingent Restricted Stock Units
Codexis awarded 835,000 PSUs in the nine months ended September 30, 2014, and 523,048 PSUs in the nine months ended September 30, 2013, under the 2010 Plan, based upon the achievement of certain cash flow performance goals for each respective year. These PSUs vest such that one-half of the PSUs subject to the award vest one year following the grant, and the remainder of the PSUs vest two years following the grant, subject to Codexis achieving the performance goals and the recipient’s continued service to Codexis on each vesting date. If the performance goal is achieved at the threshold level, the number of shares issuable in respect of the PSUs would be equal to half the number of PSUs granted. If the performance goal is achieved at the target level, the number of shares issuable in respect of the PSUs would be equal to the number of PSUs granted. If the performance goal is achieved at the superior level, the number of shares issuable in respect of the PSUs would be equal to two times the number PSUs granted. The number of shares issuable upon achievement of the performance goal at the levels between the threshold and target levels or target level and superior levels is determined using linear interpolation. Achievement below the threshold level results in no shares being issuable in respect of the PSUs.
During the third quarter of 2014, we concluded that it was not probable that the performance objective would be achieved at the target level of 100%. As a result, we revised our estimate of achieving the performance goal to a linear point between the threshold level and the target level. Accordingly, during the third quarter of 2014, we reduced stock-based compensation expense to reflect this lower level of estimated achievement compared to the first half of 2014.

During 2013, we revised our estimate of forecasted performance criteria and concluded that the performance target would not likely be achieved for the PSUs that were granted in 2013. The 358,308 outstanding PSUs that were granted in 2013 were canceled in February 2014 when we determined that we had not attained the threshold performance target for the 2013 awards.
Stock-Based Compensation Expense
The following table presents total stock-based compensation expense by functional areas included in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development (1)	$227	$97	$734	$989
Selling, general and administrative	828	529	2,896	2,372
Total	$1,055	$626	$3,630	$3,361
(1) Stock-based compensation expense associated with cost of biocatalyst product sales is included in research and development. Amounts were immaterial for all periods presented.
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$247	$397	$843	$1,538
RSUs and RSAs	722	527	2,383	1,823
PSUs	86	(298)	404	—
Total	$1,055	$626	$3,630	$3,361
As of September 30, 2014, unrecognized stock-based compensation expense, net of expected forfeitures, was $1.7 million related to unvested employee stock options, $3.1 million related to unvested RSUs and RSAs and $0.7 million related to unvested PSUs.
Valuation Assumptions
The ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expected term (in years)	6.0	6.0	6.0	6.0
Volatility	0.676 - 0.679	0.640	0.639 - 0.679	0.640 - 0.652
Risk-free interest rate	1.90% - 2.13%	1.81%	1.90% - 2.13%	1.07% - 1.81%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$1.21	$1.17	$1.16	$1.34
Note 13. Capital Stock
Exercise of options
For the nine months ended September 30, 2014, 136,796 shares were exercised at a weighted-average exercise price of $1.34 per share, for total cash proceeds of less than $0.2 million.
Warrants
Codexis' outstanding warrants are exercisable for common stock at any time during their respective terms. As of September 30, 2014, the following warrants remain outstanding:

September 30, 2014
Issue Date	Shares Subject to warrants	Exercise Price per Share	Expiration
July 17, 2007	2,834	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017
Note 14. Significant Customer and Geographic Information
Our significant customers each contributed 10% or more of our net revenue as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Customer A	21%	21%	27%	10%
Customer B	27%	34%	26%	47%
Customer C	*	—%	13%	*
Customer D	16%	*	*	*
Customer E	10%	*	*	*
Customer F	*	—%	*	10%
* Less than 10%
The balances of accounts receivable, net for these customers as a percent of total accounts receivable, net were Customer B of 32%, Customer C of 1% and Customer D of 10% at September 30, 2014 and Customer C of 51% at December 31, 2013.
We currently sell primarily to pharmaceutical companies throughout the world by the extension of trade credit terms based on an assessment of each customers’ financial condition. Trade credit terms are generally offered without collateral and may include a discount for prompt payment for specific customers. To manage our credit exposure, we perform ongoing evaluations of our customers’ financial conditions. We provided for an increase in allowance for doubtful accounts of $53,000 in the three months and nine months ended September 30, 2014 and $328,000 in the three months and nine months ended September 30, 2013.
Net revenue, by geographic region was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
United States	$4,747	$2,738	$12,518	$7,039
Asia
India	225	213	636	2,721
Singapore	466	—	466	6,721
Others	192	209	872	751
Europe
Ireland	—	—	2,744	1,219
Others	1,842	757	3,864	3,921
Other	—	26	16	25
Total Revenue	$7,472	$3,943	$21,116	$22,397
Identifiable long-lived assets by geographic region were as follows (in thousands):

	September 30, 2014	December 31, 2013
Long-lived assets
United States	$11,403	$16,189
Europe (1)	—	2,123
Total long-lived assets	$11,403	$18,312

(1)	Primarily Hungary
Note 15. Restructuring
Q4 2013 Restructuring Plan
During the fourth quarter of 2013, Codexis' board of directors approved and committed to a restructuring plan (the “Q4 2013 Restructuring Plan”) to reduce its cost structure resulting from Codexis' decision to begin winding down its CodeXyme® cellulase enzymes program, which included a total of 15 employee terminations in the United States. For the year ended December 31, 2013, costs of $809,000 for employee severance and other termination benefits have been recognized, consisting of $573,000 in research and development expenses and $236,000 in selling, general and administrative expenses. For the three months ended March 31, 2014, Codexis made severance payments of $238,000 and there was no remaining liability at March 31, 2014. Associated with the Q4 2013 Restructuring Plan, Codexis announced it was selling certain research and development assets that had become excess to future requirements (see Note 8, "Assets Held for Sale"). We do not anticipate recording any further costs under this restructuring plan.
All obligations under the restructuring plans were satisfied in the first quarter of 2014. The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2014 (in thousands):

Q4 2013 Restructuring Plan
Balance at December 31, 2013	$277
Cash payments for the first quarter of 2014	(238)
Adjustments to previously accrued charges	(39)
Balance at March 31, 2014, June 30, 2014 and September 30, 2014	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2014. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 13, 2014, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
We have commercialized our technology and products in the pharmaceuticals market, which is our primary business focus. Our pharmaceutical customers, which include several of the largest global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development, including in the production of some of the world's best-selling and fastest growing drugs.
We have recently begun to use our technology to develop biocatalysts for use in the fine chemicals market. The fine chemicals market is similar to our pharmaceutical business and consists of several large market verticals, including: food, animal feed, polymers, flavors, fragrances, and agricultural chemicals.
We create our products by applying our CodeEvolver® directed evolution technology platform, which introduces genetic mutations into microorganisms, giving rise to changes in the enzymes that they produce. Once we identify potentially beneficial mutations, we test combinations of these mutations until we have created variant enzymes that exhibit marketable performance characteristics superior to competitive products. This process allows us to make continuous, efficient improvements to the performance of our enzymes. We are also pursuing opportunities to provide licenses to certain pharmaceutical customers to use our CodeEvolver® platform for their internal development purposes.
Results of Operations Overview
Revenues were $7.5 million in the third quarter of 2014, a 90% increase from $3.9 million in the third quarter of 2013. Biocatalyst product sales revenues, which consist primarily of sales of biocatalyst intermediates, APIs and Codex® Biocatalyst Panels and Kits, were $2.6 million in the third quarter of 2014, an increase of 138% compared with $1.1 million for the third quarter of 2013. The increase was primarily due to an increase in sales of enzymes for food-related products.
Biocatalyst research and development revenues, which include license, technology access and exclusivity fees, research services FTE , contingent payments, royalties, and optimization and screening fees, totaled $3.4 million in the third quarter of 2014, an increase of 66%, compared with $2.0 million for the third quarter of 2013. The increase was primarily due to an increase in services provided to pharmaceutical customers.
Revenue sharing arrangement sales were $1.5 million in the third quarter of 2014, an increase of 84%, compared with $0.8 million for the third quarter of 2013, which increase relates to the license to Exela PharmSci, Inc. ("Exela") for the anticoagulant drug argatroban.
Research and development expenses were $5.0 million in the third quarter of 2014, a decrease of 26% from $6.8 million for the third quarter of 2013. The decrease was primarily due to lower depreciation expense resulting from the disposal and impairment of certain equipment previously used in discontinued research and development activities, as well as lower employee-related expenses associated with the company-wide restructurings implemented in late 2013.
Selling, general and administrative expenses were $5.2 million in the third quarter of 2014, a decrease of 12% compared to $5.8 million in the third quarter of 2013. The decrease was primarily due to reductions in headcount and other discretionary expense reductions implemented as part of those same company-wide restructurings begun in late 2013.
Net loss for the third quarter of 2014 was $4.6 million or a loss of $0.12 per share based on 38.5 million weighted average common shares outstanding in the third quarter of 2014. This compares favorably to a net loss of $9.3 million, or a loss of $0.24 per share, for the third quarter of 2013. The reduced loss is primarily related to higher revenue as well as reduced research spending as a result of exiting the CodeXyme® cellulase enzyme program in the fourth quarter of 2013.
The combined balance of cash and cash equivalents, short-term investments and marketable securities decreased to $22.6 million as of September 30, 2014 compared to $25.9 million as of December 31, 2013. Net cash used in operating activities decreased to $4.7 million in the nine months ended September 30, 2014, as compared to $19.1 million during the nine months ended September 30, 2013. We are actively collaborating with new and existing customers in the pharmaceutical and other markets and we believe that we can utilize our products and services, and develop new products and services, to increase our revenue and gross margins in future periods. We believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
GlaxoSmithKline platform technology license agreement

In July 2014, we entered into a platform technology license agreement (the "License Agreement") with GlaxoSmithKline ("GSK"). Under the terms of the License Agreement, we granted GSK a non-exclusive, worldwide license to use our CodeEvolver® Platform Technology to develop novel enzymes for (a) the manufacture and commercialization of compounds, molecules and products for the treatment of any human disease or medically treatable human condition, (b) the prophylaxis, diagnosis, or treatment of any human disease or medically treatable human condition, and (c) the research and development of compounds, molecules and products for the treatment of any human disease or medically treatable human condition. This license to GSK is exclusive for the use of the CodeEvolver® Platform Technology to develop novel enzymes for the synthesis of small-molecule compounds owned or controlled by GSK.
We received a $6.0 million up-front licensing fee and we are eligible to receive contingent payments up to $19.0 million, of which $11.5 million are considered milestone payments, over the next three years subject to satisfactory completion of technology transfer milestones. We also have the potential to receive numerous additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities. We do not expect to begin receiving these additional contingent payments, if any, during the first three years of the License Agreement. We will also be eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using our CodeEvolver® protein engineering platform technology. In addition, for up to three years following the end of the three-year period during which we will transfer our CodeEvolver® Platform Technology to GSK, GSK can exercise an option, upon payment of certain option fees, that would extend GSK’s license to include certain improvements to the CodeEvolver® Platform Technology that arise during such period.
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
Sale of Hungarian Subsidiary
On March 13, 2014, we entered into an agreement with Intrexon Corporation to sell 100% of our equity interests in our Hungarian subsidiary, Codexis Laboratories Hungary Kft. On March 15, 2014, the sale transaction closed and we received gross proceeds of $1.5 million from the sale and recorded a net gain of $0.8 million which was included in research and development expenses in connection with the sale. As part of the purchase, the buyer assumed all employment and facility lease related contract obligations. There were 32 employees at the time of the sale. There were no transaction related costs incurred other than legal fees, which were recorded in selling, general and administrative expenses. As a result of the sale of our Hungarian subsidiary, we estimate that we will reduce our operating expenses, not including depreciation, by approximately $3.0 million per year. Prior to the sale of our Hungarian subsidiary, we transferred certain of the subsidiary's equipment to another European subsidiary of Codexis and incurred a VAT liability of approximately $0.4 million. We paid this VAT amount in July 2014 and expect to recover the VAT payment within the next 12 months.
CodeXyme® Cellulase Enzyme and CodeXol® Detergent Alcohols Businesses
During 2013 we maintained a reduced level of spending in biofuels research while seeking to obtain funding or sell the rights for this business. In the fourth quarter of 2013, we announced that we would begin winding down our CodeXyme® cellulase enzyme program and stop further development of our CodeXol® detergent alcohols program. As a result, we committed to the Q4 2013 Restructuring Plan to reduce our cost structure to align with our projected future revenue from our pharmaceutical business. The Q4 2013 Restructuring Plan included a reduction of employees in the United States and Hungary and the sale of excess assets which will reduce future research and development costs and related expenditures. We recorded restructuring charges of $0.8 million in the year ended December 31, 2013, which included a total of 15 employee terminations in the United States. We also recorded $1.6 million in asset impairment charges related to excess equipment reclassified as held for sale as of December 31, 2013.
Plans to utilize certain CodeXol® assets changed in the second quarter of 2014 such that assets with a carrying value of $1.8 million were no longer recoverable. Accordingly, we recorded an impairment charge of $1.8 million, reducing the carrying value to zero, which is our estimated fair value of the assets, net of costs. The impairment charge was recorded within research and development expense for the nine months ended September 30, 2014.
Arch Commercial Arrangement

Since 2006, Arch Pharma Labs of Mumbai, India has manufactured substantially all of our commercialized intermediates and APIs for sale to generic and innovator pharmaceutical manufacturers. Prior to November 2012, Arch produced statin-family APIs and intermediates for us and we sold these directly to end customers primarily in India. In November 2012, we entered into a new commercial arrangement with Arch (the "New Arch Enzyme Supply Agreement") whereby we agreed to supply Arch with enzymes for use in the manufacture of certain of Arch's products and Arch agreed to market these products directly to end customers. We recognized product sales revenue for the sale of enzyme inventory to Arch and its affiliates pursuant to the New Arch Enzyme Supply Agreement of $0.2 million for the three months and $0.3 million for the nine months ended September 30, 2014, and nil for the three months and $2.1 million for the nine months ended September 30, 2013, as biocatalyst product sales revenue. We do not anticipate significant Arch revenue in future periods.
Results of Operations
The following table shows the amounts from our condensed consolidated statements of operations for the periods presented (in thousands).

	Three months ended September 30,		% of Total Revenue		Nine months ended September 30,		% of Total Revenue
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue:
Biocatalyst product sales	$2,562	$1,076	34%	27%	$8,323	$15,161	39%	68%
Biocatalyst research and development	3,364	2,028	45%	52%	7,176	4,936	34%	22%
Revenue sharing arrangement	1,546	839	21%	21%	5,617	2,300	27%	10%
Total revenue	7,472	3,943	100%	100%	21,116	22,397	100%	100%
Costs and operating expenses:
Cost of biocatalyst product sales	1,532	494	21%	13%	6,179	9,790	29%	44%
Research and development	5,038	6,831	67%	173%	17,708	22,776	84%	102%
Selling, general and administrative	5,157	5,832	69%	148%	16,791	21,126	80%	94%
Total costs and operating expenses	11,727	13,157	157%	334%	40,678	53,692	193%	240%
Loss from operations	(4,255)	(9,214)	(57)%	(234)%	(19,562)	(31,295)	(93)%	(140)%
Interest income	3	9	—%	—%	15	53	—%	—%
Other expenses	(57)	(22)	(1)%	—%	(183)	(288)	—%	(1)%
Loss before income taxes	(4,309)	(9,227)	(58)%	(234)%	(19,730)	(31,530)	(93)%	(141)%
Provision for (benefit from) income taxes	253	35	3%	1%	(314)	(41)	(1)%	—%
Net loss	$(4,562)	$(9,262)	(61)%	(235)%	$(19,416)	$(31,489)	(92)%	(141)%
Revenue
Our revenue is comprised of biocatalyst product sales, biocatalyst research and development arrangements and a revenue sharing arrangement.

•	Biocatalyst product sales revenue consists of sales of biocatalysts intermediates, APIs and Codex® Biocatalyst Panels and Kits.

•	Biocatalyst research and development revenue includes: license, technology access and exclusivity fees, research services FTE, contingent payments, royalties, and optimization and screening fees.

•	Revenue sharing arrangement revenue is recognized based upon sales of licensed products by Exela.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2014	2013	$	%	2014	2013	$	%
Biocatalyst product sales	$2,562	$1,076	$1,486	138%	$8,323	$15,161	$(6,838)	(45)%
Biocatalyst research and development	3,364	2,028	1,336	66%	7,176	4,936	2,240	45%
Revenue sharing arrangement	1,546	839	707	84%	5,617	2,300	3,317	144%
Total revenue	$7,472	$3,943	$3,529	90%	$21,116	$22,397	$(1,281)	(6)%
The timing of orders and delivery of products fluctuates from quarter-to-quarter, and may not be comparable on a sequential or year over year basis. In addition, we have limited internal capacity to manufacture enzymes and as a result, we are dependent upon the performance and capacity of third party manufacturers for the commercial scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals business.
Total revenue increased $3.5 million for the three months ended September 30, 2014, as compared to the same period in 2013, due to an increase in revenue across all revenue streams. Total revenue decreased $1.3 million for the nine months ended September 30, 2014, as compared to the same period in 2013. This decrease was due primarily to lower biocatalyst product sales, partially offset by increases in revenue sharing arrangement and research and development revenue.
Biocatalyst product sales revenue increased $1.5 million for the three months ended September 30, 2014, as compared to the same period in 2013. The increase was primarily due to an increase in sales of enzymes for food-related products. Biocatalyst product sales decreased $6.8 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease was primarily due to the expected loss of our biocatalyst and intermediate sales to customers in the hepatitis C drug marketplace, which was previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2104.
Biocatalyst research and development revenue increased $1.3 million for the three months and $2.2 million for the nine months ended September 30, 2014, as compared to the same periods in 2013. The increases were primarily due to an increase in services provided to pharmaceutical customers.
Revenue sharing arrangement revenue increased $0.7 million for the three months and $3.3 million for the nine months ended September 30, 2014, as compared to the same periods in 2013, which increases relate to the license to Exela for the anticoagulant drug argatroban. Revenue sharing arrangement revenue may decline in future quarters due to increased competition that may result from the expiration of a third party patent related to the production of argatroban.
Cost and Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2014	2013	$	%	2014	2013	$	%
Cost of biocatalyst product sales	$1,532	$494	$1,038	210%	$6,179	$9,790	$(3,611)	(37)%
Research and development	5,038	6,831	(1,793)	(26)%	17,708	22,776	(5,068)	(22)%
Selling, general and administrative	5,157	5,832	(675)	(12)%	16,791	21,126	(4,335)	(21)%
Total operating expenses	$11,727	$13,157	$(1,430)	(11)%	$40,678	$53,692	$(13,014)	(24)%
Cost of Biocatalyst Product Sales
Cost of biocatalyst product sales comprises both internal and third-party fixed and variable costs, including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product sales.
Our cost of biocatalyst product sales increased $1.0 million for the three months ended September 30, 2014, as compared to the same period in 2013. The increase was primarily due to two large shipments of low cost product in the third quarter of 2013. Our cost of biocatalyst product sales decreased $3.6 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease was primarily due to the decrease of contract manufacturing costs related to reduced hepatitis C product sales, as well as costs associated with the sale of inventory to Arch in the first quarter of 2013.
Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs primarily consist of (i) employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), (ii) various allocable expenses, which include occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, as well as (iii) external costs. Research and development expenses, including costs to acquire technologies that are utilized in research and development and that have no alternative future use, are expensed when incurred. We budget total research and development expenses on an internal department level basis, because we do not have project or program level reporting capabilities.
Research and development expenses decreased $1.8 million for the three months ended September 30, 2014, as compared to the same period in 2013. The decrease was primarily due to lower depreciation expense resulting from the disposal and impairment of certain equipment previously used in discontinued research and development activities, as well as lower employee-related expenses associated with the company-wide restructuring implemented in late 2013. Research and development expenses decreased $5.1 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The results for the nine months ended September 30, 2014 include non-cash impairment charges of $2.7 million, primarily related to write down of assets associated with our CodeXol® program. Excluding non-recurring charges, research and development expenses decreased $7.8 million for the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease was primarily due to lower employee-related expenses associated with the company-wide restructuring implemented in late 2013, as well as lower depreciation expense resulting from the disposal and impairment of certain equipment previously used in discontinued research and development activities. Research and development expenses included stock-based compensation expense of $0.2 million for the three months and $0.7 million for the nine months ended September 30, 2014, as compared to $0.1 million for the three months and $1.0 million for the nine months ended September 30, 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), hiring and training costs, consulting and outside services expenses (including audit and legal counsel related costs), marketing costs, building lease costs, and depreciation and amortization expenses.

Selling, general and administrative expenses decreased $0.7 million for the three months and $4.3 million for the nine months ended September 30, 2014, as compared to the same periods in 2013. These decreases were primarily due to reductions in headcount and other discretionary expense reductions implemented as part of those same company-wide restructurings begun in late 2013. Selling, general and administrative expenses included stock-based compensation expense of $0.8 million for the three months and $2.9 million for the nine months ended September 30, 2014, as compared to $0.5 million for the three months and $2.4 million for the nine months ended September 30, 2013.
Interest income and other expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2014	2013	$	%	2014	2013	$	%
Interest income	$3	$9	$(6)	(67)%	$15	$53	$(38)	(72)%
Other expenses	(57)	(22)	(35)	159%	(183)	(288)	105	(36)%
Total other income (expense)	$(54)	$(13)	$(41)	315%	$(168)	$(235)	$67	(29)%
Interest income decreased $6,000 for the three months and $38,000 for the nine months ended September 30, 2014, as compared to the same periods in 2013. The decreases were primarily due to lower investment balances.
Other expenses decreased $35,000 for the three months and $105,000 for the nine months ended September 30, 2014, as compared to the same periods in 2013. These changes were primarily related to fluctuations in foreign currency.
Benefit from income taxes
We recognized an income expense of $0.3 million for the three months ended September 30, 2014, as compared to less than $0.1 million in the same period of 2013. We recognized a tax benefit of $0.3 million for the nine months ended September 30, 2014, as compared to less than $0.1 million in the same period of 2013. The increase is primarily due to the release of reserves related to uncertain tax positions from previous years. The total tax benefit for the nine months ended September 30, 2014 primarily consists of income tax benefit attributable to foreign operations offset by the tax effect on the unrecognized gain from our investment in CO2 Solutions, as well as the recognition of previously unrecognized tax benefits. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
For the nine months ended September 30, 2014, we recognized approximately $0.4 million of previously unrecognized tax benefits related to our operations in Singapore. There were no other material changes to our reserves for unrecognized tax benefits for the nine months ended September 30, 2014, and we do not anticipate any further material changes to our reserves for unrecognized tax benefits during 2014.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operations and stock option exercises. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks, and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
The combined balance of cash and cash equivalents, short-term investments and marketable securities totaled $22.6 million as of September 30, 2014, as compared to $25.9 million as of December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$21,522	$22,130
Short-term investments	$—	$3,005
Accounts receivable, net	$3,088	$5,413
Accounts payable, accrued compensation and accrued liabilities	$6,968	$9,198
Working capital	$17,201	$24,582
Marketable securities	$1,031	$795

	Nine months ended September 30,
(In Thousands)	2014	2013
Net cash used in operating activities	$(4,653)	$(19,093)
Net cash provided by investing activities	4,680	13,713
Net cash (used in) provided by financing activities	(635)	288
Net decrease in cash and cash equivalents	$(608)	$(5,092)
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects, improvements to our biocatalysis technology platform, and expand our business development and collaboration with new pharmaceutical customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from biocatalyst product sales to pharmaceutical customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of biocatalyst products and/or biocatalyst research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
We are actively collaborating with new and existing pharmaceutical customers and we believe that we can utilize our current products and services, and develop new products and services, to increase our revenue and gross margins in future periods.
We believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our pharmaceutical business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including bio-based chemicals, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenue to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Cash Flows from Operating Activities
Cash used in operating activities was $4.7 million for the nine months ended September 30, 2014, which resulted from a net loss of $19.4 million for the nine months ended September 30, 2014, adjusted for non-cash depreciation and amortization of $5.2 million, stock-based compensation of $3.6 million and impairment and changes in fair values for assets held for use charges totaling $2.7 million, partially offset by $6.0 million received in up-front fees under a collaborative arrangement and a gain on the sale of the Hungarian subsidiary of $0.8 million.
Cash used in operating activities was $19.1 million during the nine months ended September 30, 2013, which resulted from a net loss of $31.5 million for the nine months ended September 30, 2013, adjusted for non-cash depreciation and amortization of $7.8 million, stock-based compensation of $3.4 million, and changes in working capital components of approximately $0.9 million.
Cash Flows from Investing Activities
Cash provided by investing activities was $4.7 million for the nine months ended September 30, 2014, which mainly resulted from the maturities of our investment securities of $3.0 million and proceeds from the sale of our Hungarian subsidiary of $1.5 million.
Cash provided by investing activities was $13.7 million during the nine months ended September 30, 2013, which mainly resulted from the proceeds from our marketable securities of $13.4 million and the decrease of our restricted cash of $0.6 million due to the reduction of the available credit under Codexis' working capital line, offset by capital expenditures of $0.4 million.
Cash Flows from Financing Activities
Cash used in financing activities was $0.6 million for the nine months ended September 30, 2014, which was the result of the payment of taxes related to the net share settlement of equity awards, partially offset by the proceeds from exercises of employee stock options.

Cash provided by financing activities was $0.3 million during the nine months ended September 30, 2013, which was the result of proceeds from exercises of employee stock options.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 30, 2014.
Contractual Obligations
Our contractual obligations principally arise from operating leases primarily related to our leased facilities in Redwood City, California. There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures for the three months or nine months ended September 30, 2014. This is discussed in further detail in our Annual Report on Form 10-K filed with the SEC on March 13, 2014.
Equity Price Risk
As described in Note 5, "Investment Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of September 30, 2014, the fair value of our investment in CO2 Solutions’ common stock was $1.0 million and our carrying cost for the investment was $0.6 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of September 30, 2014 the fair value of our investment in CO2 Solutions’ common stock was $1.0 million. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of September 30, 2014 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of September 30, 2014 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as set forth below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2013 with respect to the Risk Factors. Investors should consider the Risk Factors, as updated below, prior to making an investment decision with respect to our stock.
We are dependent on a limited number of products in our pharmaceutical business.
Our current product revenues are derived from a limited number of pharmaceutical products. We expect a limited number of pharmaceutical products to continue to account for a significant portion of our pharmaceutical product revenues for the foreseeable future. This product concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business of one or a combination of our significant pharmaceutical products could materially adversely affect our revenues, financial condition and results of operations. For instance, product revenues for the year ended December 31, 2013 was $20.4 million, a decrease from $35.9 million in product revenues for the year ended December 31, 2012, and $49.0 million in product revenues for the year ended December 31, 2011, primarily due to lower revenues for generic statin-family products. These products were approximately $2.7 million in product revenues for the year ended December 31, 2013, as compared to $20.9 million and $30.0 million, for the years ended December 31, 2012 and 2011, respectively. In addition, our revenue sharing arrangement revenue, which is based on sales of the anticoagulant drug argatroban by our revenue sharing partner Exela PharmSci, Inc., may decline in future quarters due to increased competition that may result from the expiration of a third party patent related to the production of argatroban.
We are dependent on contract manufacturers for commercial scale production of substantially all of our enzymes.
We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third party manufacturers for the commercial scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals business.
We rely on one contract manufacturer, Lactosan, for our pharmaceutical business to manufacture substantially all of the commercial enzymes used in our pharmaceutical and fine chemicals businesses. These businesses, therefore, face risks of difficulties with, and interruptions in, performance by Lactosan, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. We have experienced in the past, and we have recently begun to experience, manufacturing delays at Lactosan due to a viral contamination. Continued manufacturing delays at Lactosan could negatively affect our business, reputation, results of operations and financial condition. The failure of any contract manufacturers that we may use to supply manufactured enzymes on a timely basis or at all, or to manufacture our enzymes in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand would adversely affect our ability to sell pharmaceutical and fine and complex chemicals products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. We may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.
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
Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. For example, we have ongoing collaborations with GlaxoSmithKline, or GSK, and Merck Sharp and Dohme Corp., or Merck, that are important to our business and financial results. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform its obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing, or sale of these products. Moreover, disagreements with a collaborator could develop and any conflict with a collaborator lead to litigation and could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, especially if they occur in our collaborations with GSK or Merck, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products, grow our business, or generate sufficient revenues to support our operations, and we may be involved in litigation. Our collaboration opportunities could be harmed and our financial condition and results of operations could be negatively affected if:

•	we do not achieve our research and development objectives under our collaboration agreements in a timely manner or at all;

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators;

•	our collaborators and/or our contract manufacturers do not receive the required regulatory and other approvals necessary for the commercialization of the applicable product;

•	we disagree with our collaborators as to rights to intellectual property that are developed during the collaboration, or their research programs or commercialization activities;

•	we are unable to manage multiple simultaneous collaborations;

•	our collaborators or licensees are unable or unwilling to implement or use the technology or products that we provide or license to them;

•	our collaborators become competitors of ours or enter into agreements with our competitors;

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
(a) Unregistered Sales of Equity Securities
Not applicable.

(b) Use of Proceeds from Public Offering of Common Stock
On April 27, 2010, we closed our IPO of our common stock pursuant to a registration statement on Form S-1 (File No. 333-164044), which was declared effective by the SEC on April 21, 2010. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on April 22, 2010 pursuant to Rule 424(b). As of September 30, 2014, we have used approximately $45 million of the net offering proceeds for purchase and installation of machinery and equipment, continued investments in research and development, payment of restructuring costs, payment of taxes related to net share settlement of equity awards and working capital.

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

Codexis, Inc.

Date:	November 6, 2014	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:	November 6, 2014	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

10.1†	Platform Technology Transfer, Collaboration and License Agreement by and between the Company and GlaxoSmithKline Intellectual Property Limited, effective as of July 10, 2014.

10.2+	Offer Letter Agreement by and between the Company and Gordon Sangster effective as of July 11, 2014.

10.3+	Separation Agreement between David O'Toole and the Company effective as of July 9, 2014.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2014 and 2013, and iv) Notes to Condensed Consolidated Financial Statements.

+ Indicates a management contract or compensatory plan or arrangement.
† Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.