Form 10-Q
period 2015-03-31
CODEXIS INC
filed 2015-05-07
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 39,884,704 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended March 31, 2015

Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$22,159	$26,487
Accounts receivable, net of allowances of $421 at March 31, 2015 and $428 at December 31, 2014	3,215	3,870
Inventories	992	1,395
Prepaid expenses and other current assets	1,266	1,255
Total current assets	27,632	33,007
Restricted cash	711	711
Marketable securities	712	688
Property and equipment, net	3,499	3,995
Intangible assets, net	5,342	6,186
Goodwill	3,241	3,241
Other non-current assets	284	294
Total assets	$41,421	$48,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,952	$4,673
Accrued compensation	3,600	2,946
Other accrued liabilities	2,065	2,619
Deferred revenue	4,253	3,497
Total current liabilities	11,870	13,735
Deferred revenue, net of current portion	3,780	3,813
Other long-term liabilities	4,154	4,263
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at March 31, 2015 and December 31, 2014; shares issued and outstanding of 39,868 at March 31, 2015 and 39,563 at December 31, 2014	4	4
Additional paid-in capital	303,231	302,379
Accumulated other comprehensive income loss	(126)	(142)
Accumulated deficit	(281,492)	(275,930)
Total stockholders’ equity	21,617	26,311
Total liabilities and stockholders’ equity	$41,421	$48,122

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Biocatalyst product sales	$3,076	$2,985
Biocatalyst research and development	2,197	2,146
Revenue sharing arrangement	1,525	1,943
Total revenue	6,798	7,074
Costs and operating expenses:
Cost of biocatalyst product sales	1,456	2,524
Research and development	5,293	4,834
Selling, general and administrative	5,578	6,112
Total costs and operating expenses	12,327	13,470
Loss from operations	(5,529)	(6,396)
Interest income	4	9
Other expenses	(25)	(118)
Loss before income taxes	(5,550)	(6,505)
Provision for (benefit from) income taxes	12	(130)
Net loss	$(5,562)	$(6,375)
Net loss per share, basic and diluted	$(0.14)	$(0.17)
Weighted average common shares used in computing net loss per share, basic and diluted	38,779	38,506

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(5,562)	$(6,375)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax expense of $8 for the three months March 31, 2015 and $248 for the three months ended March 31, 2014	16	402
Other comprehensive income	16	402
Total comprehensive loss	$(5,546)	$(5,973)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(5,562)	$(6,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	844	844
Depreciation and amortization of property and equipment	558	1,016
Gain on disposal of property and equipment	(5)	(66)
Gain on sale of Hungarian subsidiary	—	(760)
Stock-based compensation	1,285	1,229
Amortization of premium on marketable securities	1	1
Changes in operating assets and liabilities:
Accounts receivable	655	550
Inventories, net	403	(557)
Prepaid expenses and other current assets	(11)	(813)
Other assets	1	8
Accounts payable	(2,721)	(472)
Accrued compensation	654	162
Other accrued liabilities	(663)	1,279
Deferred revenue	723	1,549
Net cash used in operating activities	(3,838)	(2,405)
Investing activities:
Purchase of property and equipment	(62)	(21)
Proceeds from maturities of marketable securities	—	2,000
Proceeds from sale of Hungarian subsidiary, net of selling costs	—	1,500
Proceeds from the sale of assets held for sale	—	10
Proceeds from sale of property and equipment	5	117
Net cash provided by (used in) investing activities	(57)	3,606
Financing activities:
Proceeds from exercises of options to purchase common stock	124	62
Taxes paid related to net share settlement of equity awards	(557)	(230)
Net cash used in financing activities	(433)	(168)
Net increase (decrease) in cash and cash equivalents	(4,328)	1,033
Cash and cash equivalents at the beginning of the period	26,487	22,130
Cash and cash equivalents at the end of the period	$22,159	$23,163

See accompanying notes to the unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business
In these notes to the condensed consolidated financial statements, the "Company," "we," "us,'" and "our" refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
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
Once potentially beneficial mutations are identified through this proprietary process, combinations of these mutations can then be tested until variant enzymes have been created that exhibit marketable performance characteristics superior to competitive products. This process allows for continuous, efficient improvements to the performance of enzymes. In the past, we implemented our CodeEvolver® protein engineering technology platform through paid collaborations with our customers. In July 2014, we entered into our first license agreement pursuant to which we granted a license to a global pharmaceutical company to use our CodeEvolver® protein engineering technology platform for its internal development purposes, and we are pursuing additional license opportunities with other customers.
We have commercialized our technology and products in the pharmaceuticals market, which is our primary business focus. Our pharmaceutical customers, which include several large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2015 and results of our operations and comprehensive loss for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

The unaudited interim condensed consolidated financial statements include Codexis, Inc. and its wholly owned subsidiaries in the United States, Brazil, Hungary (through the sale date of March 13, 2014), India, Mauritius, the Netherlands, and Singapore (dissolved in October 2014). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or plans for levels or components below the consolidated unit level. Accordingly, we have a single reporting segment.
Revenue Recognition
We recognize revenue from the sale of our biocatalyst products, biocatalyst research and development agreements and a revenue sharing arrangement. Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria of revenue recognition are met.
Revenue from Multiple Element Arrangements
We account for multiple element arrangements, such as license and platform technology transfer agreements in which a licensee may purchase several deliverables, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-25, "Multiple Element Arrangements." For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.
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
Revenue Sharing Arrangement
We recognize revenue from a revenue sharing arrangement based upon sales of licensed products by our revenue share partner Exela PharmSci, Inc. ("Exela") (see Note 12, "Related Party Transactions"). We recognize revenue net of product and selling costs upon notification from our revenue share partner of our portion of net profit based on the contractual percentage from the sale of licensed product.
Sales Allowances
Sales allowances primarily relate to product returns and prompt pay sales discounts, and are recorded in the same period that the related revenue is recognized, resulting in a reduction in biocatalyst product sales revenue.
Cost of Biocatalyst Product Sales
Cost of biocatalyst product sales comprises both internal and third party fixed and variable costs including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product sales. Shipping costs are included in our cost of biocatalyst product sales. Such shipping costs were not significant in any of the periods presented.
Cost of Research and Development Services
Cost of research and development services related to services under research and development agreements approximate the research funding over the term of the respective agreements and is included in research and development expense.

Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as research and development services as mentioned above. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, as well as external costs, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.
Stock-Based Compensation
We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans. The Black-Scholes-Merton option pricing model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We used the "simplified" method as described in Staff Accounting Bulletin No. 107, "Share-Based Payment," for the expected option term because our historical option exercise data is limited due to our initial public offering in 2010. We used historical volatility to estimate expected stock price volatility. The risk-free rate assumption was based on United States Treasury instruments whose terms were consistent with the expected term of the stock option. The expected dividend assumption was based on our history and expectation of dividend payouts.
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
Stock-based compensation expense was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates. The estimated annual forfeiture rates for stock options, RSUs, PSUs, and RSAs are based on historical forfeiture experience.
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
We have not recognized, and do not expect to recognize in the near future, any income tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to net operating loss carryforwards.
Foreign Currency Translation
The United States dollar is the functional currency for our operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the accompanying condensed consolidated statements of operations. Gains and losses realized from non-U.S, dollar transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency, are also included in other expense in the accompanying condensed consolidated statements of operations.
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. Most of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $22.2 million at March 31, 2015, and was comprised of cash of $7.6 million and money market funds of $14.6 million.

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
Investment Securities
We invest in debt and equity securities and we classify those investments as available-for-sale. These securities are carried at estimated fair value (see Note 5, "Investment Securities") with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Available-for-sale equity securities and available-for sale debt securities with remaining maturities of greater than one year are classified as long-term.
We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. Unrealized losses are charged against "Other expense" when a decline in fair value is determined to be other-than-temporary. Amortization of purchase premiums and accretion of purchase discounts and realized gains and losses of debt securities are included in interest income. The cost of securities sold is based on the specific-identification method.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash equivalents, short-term investments, marketable investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values as of the balance sheet dates because of their generally short maturities.
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

For Level 2 financial instruments, our investment adviser provides monthly account statements documenting the value of corporate bonds and U.S. Treasury obligations based on prices received from an independent third-party valuation service provider. This third-party evaluates the types of securities in our investment portfolio and calculates a fair value using a multidimensional pricing model that includes a variety of inputs, including quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates that are observable at commonly quoted intervals. As we are ultimately responsible for the determination of the fair value of these instruments, we perform quarterly analyses using prices obtained from another independent provider of financial instrument valuations to validate that the prices we have used are reasonable estimates of fair value.

Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentration of credit risk primarily consist of: cash equivalents, short term investments, accounts receivable, marketable securities, and restricted cash. We invest cash that is not required for immediate operating needs principally in money market funds and corporate securities through banks and other financial institutions in the United States, as well as in foreign countries.
Intangible Assets
Our intangible assets are finite-lived and consist of customer relationships, developed core technology, trade names, and the intellectual property rights associated with the acquisition of Maxygen Inc.'s ("Maxygen") directed evolution technology in 2010. Intangible assets were recorded at their fair values at the date we acquired the assets and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives.
Impairment of Long-Lived Assets
Our long-lived assets include property and equipment and intangible assets. We determined that we have a single entity wide asset group ("Asset Group"). The directed evolution technology patent portfolio acquired from Maxygen ("Core IP") is the most significant component of the Asset Group since it is the base technology for all aspects of our research and development activities, and represents the basis for all of our identifiable cash flow generating capacity. Consequently, we do not believe that identification of independent cash flows associated with long-lived assets is currently possible at any lower level than the Asset Group.
The Core IP is the only finite-lived intangible asset on our condensed consolidated balance sheet as of March 31, 2015. There has been no significant change in the utilization or estimated life of the Core IP since we acquired the technology patent portfolio from Maxygen.
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
In the fourth quarter of 2014, we determined that there were no events or changes in circumstances that indicated that the carrying value of the Asset Group might not be recoverable. We concluded that the fair value of the reporting unit exceeded its carrying value and no impairment existed. During the three months ended March 31, 2015, we made no changes to the underlying forecasts nor did we identify any additional indicators of potential impairment of intangible assets or other new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2014.
Goodwill
We determined that we operate in one segment and reporting unit under the criteria in ASC 280, "Segment Reporting." Accordingly, our review of goodwill impairment indicators is performed at the parent level. We review goodwill impairment annually in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit to carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.
We use our market capitalization as an indicator of fair value. We believe that because our reporting unit is publicly traded, the ability of a controlling stockholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of our reporting unit as a whole to exceed its market capitalization. However, we believe that the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit.
If we were to use an income approach, it would establish a fair value by estimating the present value of our projected future cash flows expected to be generated from our business. The discount rate applied to the projected future cash flows to arrive at the present value would be intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Our discounted cash flow methodology would consider projections of financial performance for a period of several years combined with an estimated residual value. The most significant assumptions we would use in a discounted cash flow methodology are the discount rate, the residual value and expected future revenue, gross margins and operating costs, along with considering any implied control premium.
Should our market capitalization be less than total stockholder's equity as of our annual test date or as of any interim impairment testing date, we would also consider market comparables, recent trends in our stock price over a reasonable period and, if appropriate, use an income approach to determine whether the fair value of our reporting unit is greater than the carrying amount.
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
Goodwill was tested for impairment in the fourth quarter of 2014. We determined that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we concluded there was no impairment of our goodwill as of December 31, 2014. During the three months ended March 31, 2015, we made no changes to the underlying forecasts nor did we identify any additional indicators of potential impairment of goodwill or other new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2014.
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
We make estimates and judgments about future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. With the sale of the Hungarian subsidiary in the quarter ended March 31, 2014, the related net operating losses and other tax attributes are no longer available to us. The related deferred tax assets had a full valuation allowance and, as a result, their removal did not have a material impact to the financial statements.

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
The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we should experience such a change of ownership, utilization of our federal and state net operating loss carryforwards could be limited. We maintain a full valuation allowance against net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
Provision for income taxes was $0.01 million for the three months ended March 31, 2015 compared to a benefit from income taxes of approximately $0.1 million for the three months ended March 31, 2014. We maintain a full valuation allowance against net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.
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
In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis". This standard update is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This ASU simplifies consolidation accounting by reducing the number of consolidation models and improves current U.S. GAAP by (1) placing more emphasis on risk of loss when determining a controlling financial interest; (2) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity; and (3) changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or variable interest entities. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. The adoption of ASU 2015-02 is not expected to have an impact on our consolidated financial statements.

Note 3. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For all periods presented, diluted and basic net loss per share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
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

	Three Months Ended March 31,
	2015	2014
Shares issuable under Equity Incentive Plan	7,124	7,083
Shares issuable upon the conversion of warrants	75	75
Total shares excluded as anti-dilutive	7,199	7,158
Note 4. Collaborative Arrangements
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into a platform technology license agreement (the "License Agreement") with GlaxoSmithKline ("GSK"). Under the terms of the License Agreement, we granted GSK a license to use our proprietary CodeEvolver® protein engineering technology platform.
We received a $6.0 million up-front licensing fee upon signing the License Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of a milestone. We are eligible to receive additional contingent payments up to $14.0 million, of which $6.5 million are considered milestone payments, over the next 27 months subject to satisfactory completion of the remaining technology transfer milestones and $7.5 million upon completion of the technology transfer period. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities.
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
Under the License Agreement, the significant deliverables were determined to be the license, platform technology transfer, and contingent obligation to supply GSK with enzymes manufactured by us at GSK's expense. We determined that the license did not have stand-alone value, and we determined that the license and the platform technology transfer and our participation in joint steering committee activities in connection with the platform technology transfer represent a single unit of accounting. We determined that our participation in the joint steering committee does not represent a separate unit of accounting because GSK could not negotiate for and/or acquire these services from other third parties and our participation on the joint steering committee is coterminous with the technology transfer period. Amounts to be received under the supply arrangement described above will be recognized as revenue to the extent GSK purchases enzymes from us.

The up-front license fee of $6.0 million is being recognized over the technology transfer period of three years. We recognized license fees of $0.5 million for the three months ended March 31, 2015 and nil for the three months ended March 31, 2014, as biocatalyst research and development revenue. We had a deferred revenue balance from GSK related to the upfront license fee of $4.5 million at March 31, 2015 and $5.0 million at December 31, 2014.
Merck Supply Agreement
On February 1, 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Catalyst Supply Agreement") whereby Merck Sharp and Dohme Corp. ("Merck") may obtain commercial scale substance for use in the manufacture of its products based on the active ingredient sitagliptin, e.g., Januvia®. Merck may extend the term of the Sitagliptin Catalyst Supply Agreement for an additional five years at its sole discretion.
The Sitagliptin Catalyst Supply Agreement requires Merck to pay an annual license fee for the rights to the Sitagliptin technology each year for the term of the Sitagliptin Catalyst Supply Agreement. The license fee is being recognized as collaborative research and development revenue ratably over the five year term of the Sitagliptin Catalyst Supply Agreement.
We recognized license fees of $0.5 million for each of the three months ended March 31, 2015 and 2014, as biocatalyst research and development revenue. We had a deferred revenue balance from Merck related to license fees of $2.4 million at March 31, 2015 and $0.9 million at December 31, 2014. In addition, pursuant to the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices.
Note 5. Investment Securities
At March 31, 2015, securities classified as available-for-sale consisted of the following (in thousands):

	March 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$14,603	$—	$—	$14,603	n/a
Common shares of CO2 Solutions (2)	563	149	—	712	n/a
Total	$15,166	$149	$—	$15,315
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on our condensed consolidated balance sheets.
There were no marketable securities in an unrealized loss position at March 31, 2015.
At December 31, 2014, securities classified as available-for-sale consisted of the following (in thousands):

	December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$14,602	$—	$—	$14,602	n/a
Common shares of CO2 Solutions (2)	563	125	—	688	n/a
Total	$15,165	$125	$—	$15,290
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on our condensed consolidated balance sheets.

Note 6. Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the financial instruments that were measured at fair value on a recurring basis at March 31, 2015 by level within the fair value hierarchy (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$14,603	$—	$—	$14,603
Common shares of CO2 Solutions	—	712	—	712
Total	$14,603	$712	$—	$15,315
The following table presents the financial instruments that were measured at fair value on a recurring basis at December 31, 2014 by level within the fair value hierarchy (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$14,602	$—	$—	$14,602
Common shares of CO2 Solutions	—	688	—	688
Total	$14,602	$688	$—	$15,290
Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$182	$84
Work-in-process	20	65
Finished goods	790	1,246
Inventories, net	$992	$1,395
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Laboratory equipment	$21,157	$23,002
Leasehold improvements	9,778	9,773
Computer equipment	3,262	3,262
Office furniture and equipment	1,227	1,227
Construction in progress (1)	29	24
Property and equipment	35,453	37,288
Less: accumulated depreciation and amortization	(31,954)	(31,452)
Less: impairment of laboratory equipment (2)	—	(1,841)
Property and equipment, net	$3,499	$3,995

(1)    Construction in progress includes equipment received but not yet placed into service pending installation.
(2)    We recorded an impairment charge of $1.8 million, reducing the carrying value of certain laboratory equipment to zero (their estimated fair value, net of costs) in the second quarter of 2014, which was reflected within research and development expenses on the condensed consolidated statements of operations.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands, except weighted average amortization period):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
							(years)
Maxygen intellectual property	$20,244	$(14,902)	$5,342	$20,244	$(14,058)	$6,186	6
The estimated future amortization expense to be charged to research and development through the year ending December 31, 2016 is as follows (in thousands):

Year ending December 31:	Total
2015 (remaining 9 months)	$2,530
2016	2,812
$5,342
Goodwill
Goodwill had a carrying value of approximately $3.2 million at March 31, 2015 and December 31, 2014.
Note 8. Assets Held for Sale and Sale of Former Hungarian Subsidiary
In the fourth quarter of 2013, we announced that we would begin winding down our CodeXyme® cellulase enzyme program. As a result of the termination of this research program, we concluded that certain excess research and development equipment, including assets at our Hungarian subsidiary as well as some assets in the United States, were no longer needed and would be sold.
On March 13, 2014, we entered into an agreement with Intrexon Corporation to sell 100% of our equity interests in our Hungarian subsidiary, Codexis Laboratories Hungary Kft, as well as all assets of such subsidiary that were previously classified as held for sale. On March 15, 2014, the sale transaction closed and we received cash proceeds of $1.5 million from the sale. Assets held for sale was reduced by their carrying value of $0.8 million. We recognized a gain of $0.8 million in connection with the sale which was included in research and development expenses. As part of the purchase, the buyer obtained all the Hungarian assets held for sale and assumed all employment and facility lease related contract obligations. There were no transaction related costs incurred other than legal fees, which were recorded in selling, general and administrative expenses.
Prior to the sale of our former Hungarian subsidiary in the first quarter of 2014, we transferred certain of the subsidiary's equipment to another European subsidiary of Codexis and incurred a VAT liability of approximately $0.4 million. We paid this VAT amount in July 2014 and recorded a receivable, which is reflected in prepaid expenses and other current assets in our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.
There were no assets classified as held for sale as of December 31, 2014 or as of March 31, 2015.

Note 9. Stock-Based Compensation
Equity Incentive Plans
In March 2010, our board of directors (the "Board") and stockholders approved the 2010 Equity Incentive Award Plan (the "2010 Plan"), which became effective upon the completion of our initial public offering in April 2010. The number of shares of our commons stock available for issuance under the 2010 Plan is equal to 1,100,000 shares plus any shares of common stock reserved for future grant or issuance under our 2002 Stock Plan (the "2002 Plan") that remained unissued at the time of completion of the initial public offering. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. All grants will reduce the 2010 Plan reserve by one share for every share granted. Total shares remaining available for issuance under the 2010 Plan were approximately 6.9 million at March 31, 2015.
The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, RSUs, RSAs, PSUs, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.
The option exercise price for incentive stock options is at least 100% of the fair value of our common stock on the date of grant and the option exercise price for nonstatutory stock options is at least 85% of the fair value of our common stock on the date of grant, as determined by the Board. If, at the time of a grant, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all of our outstanding capital stock, the exercise price for these options must be at least 110% of the fair value of the underlying common stock. Stock options granted to employees generally have a maximum term of 10 years and vest over a four year period from the date of grant 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee's termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.
We issue employees RSUs, which generally vest over either a three year period with 33% of the awards vesting on each annual anniversary or a four year period with 25% of the awards vesting on each annual anniversary. We may grant RSUs with different vesting terms from time to time.
Performance-contingent Restricted Stock Units
The compensation committee of the Board has approved grants of PSUs to employees. These awards have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones in specified timelines, as well as a requirement for continued employment. When the performance goals are deemed to be probable of achievement for these types of awards, time-based vesting and, as a result, recognition of stock-based compensation expense commences.
In the first quarter of 2015, we awarded PSUs based upon the achievement of various weighted performance criteria, including revenue growth, non-GAAP net income growth, new licensing collaborations, and securing a drug development partnership ("2015 PSU"). These PSUs vest such that one-half of the PSUs subject to the award vest approximately one year following the grant, and the remainder of the PSUs vest approximately two years following the grant, subject to our achievement of the performance goals and the recipient’s continued service on each vesting date. If the performance goal is achieved at the threshold level, the number of shares issuable in respect of the PSUs will be equal to half the number of PSUs granted. If the performance goal is achieved at the target level, the number of shares issuable in respect of the PSUs would be equal to the number of PSUs granted. If the performance goal is achieved at the superior level, the number of shares issuable in respect of the PSUs would be equal to two times the number of PSUs granted. The number of shares issuable upon achievement of the performance goal at the levels between the threshold and target levels or target level and superior levels is determined using linear interpolation. Achievement below the threshold level results in no shares being issuable in respect of the PSUs. In first quarter of 2015, we estimated that the 2015 PSU performance objective would be achieved at a linear point between the threshold level and the target level. Accordingly, we recognized expense to reflect this linear point.
In 2014 we awarded PSUs based upon the achievement of certain cash flow performance goals ("2014 PSU"). These PSUs vest such that one-half of the PSUs subject to the award vest one year following the grant, and the remainder of the PSUs vest two years following the grant, subject to our achievement of the performance goals and the recipient’s continued service on each vesting date. If the performance goal is achieved at the threshold level, the number of shares issuable in respect of the PSUs would be equal to half the number of PSUs granted. If the performance goal is achieved at the target level, the number of shares issuable in respect of the PSUs would be equal to the number of PSUs granted. If the performance goal is achieved at the superior level, the number of shares issuable in respect of the PSUs would be equal to two times the number PSUs granted. The number of shares issuable upon achievement of the performance goal at the levels between the threshold and target levels or target level and superior levels is determined using linear interpolation. Achievement below the threshold level results in no shares being issuable in respect of the PSUs. In first quarter of 2014, we estimated that the 2014 PSU performance objective would be achieved at the target level. Accordingly, we recognized expense to reflect the target level.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development (1)	$291	$239
Selling, general and administrative	994	990
Total	$1,285	$1,229
(1) Stock-based compensation expense associated with cost of biocatalyst product sales is included in research and development. Amounts were immaterial for all periods presented.
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	$248	$276
RSUs and RSAs	792	869
PSUs	245	84
Total	$1,285	$1,229
As of March 31, 2015, unrecognized stock-based compensation expense, net of expected forfeitures, was $2.1 million related to unvested employee stock options, $2.5 million related to unvested RSUs and RSAs and $1.4 million related to unvested PSUs.
Valuation Assumptions
The ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted were as follows:

	Three months ended March 31,
	2015	2014
Expected term (in years)	6.0	6.0
Volatility	66%	64%
Risk-free interest rate	1.69%	1.90%
Dividend yield	—%	—%
Weighted-average estimated fair value of stock options granted	$2.05	$1.15
Note 10. Capital Stock
Exercise of options
For the three months ended March 31, 2015, 64,263 shares were exercised at a weighted-average exercise price of $3.57 per share, for total net cash proceeds of $0.1 million.
Warrants
Our outstanding warrants are exercisable for common stock at any time during their respective terms. As of March 31, 2015, the following warrants remain outstanding:

March 31, 2015
Issue Date	Shares Subject to Warrants	Exercise Price per Share	Expiration
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017

Note 11. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California where we occupy approximately 107,000 square feet of office and laboratory space in four buildings within the same business park from Metropolitan Life Insurance Company ("Met-Life"). We entered into the initial lease with Met-Life for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the lease, with the latest amendment being in 2012. The various terms for the spaces under the lease have expiration dates that range from January 2017 through January 2020.
We incurred $3.6 million of capital improvement costs related to the facilities leased from Met-Life through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord from the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligation was $1.6 million at March 31, 2015, and is reflected in other liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and makes adjustments if our estimates change. In 2014, we entered into a sublease agreement whereby certain changes were made to facility by our sublessor. As such, on December 31, 2014, we revised our estimated asset retirement obligation to restore the sublet facility to its original form and recognized an asset retirement obligation of $0.3 million and correspondingly increased our related estimated cash payments. Accretion expense related to our asset retirement obligations was nominal in the three months ended March 31, 2015 and nil in the three months ended March 31, 2014.
In accordance with the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of March 31, 2015 and December 31, 2014. These deposits are recorded as restricted cash on the consolidated balance sheets.
Prior to March 2014, we also rented facilities in Hungary. Rent expense was being recognized on a straight-line basis over the respective terms of the leases. The facility lease was transferred to Intrexon Corporation to in connection with the sale of Codexis Laboratories Hungary Kft (see Note 8).
Rent expense was $0.8 million in each of the three months ended March 31, 2015 and 2014, partially offset by sublease income of $0.2 million in the three months ended March 31, 2015 and nil in the three months ended March 31, 2014.
Future minimum payments under noncancellable operating leases are as follows at March 31, 2015 (in thousands):

Lease payments
Years ending December 31,
2015 (9 months remaining)	$2,064
2016	2,827
2017	2,677
2018	2,736
2019 and beyond	3,054
Total	$13,358
Legal Proceedings
From time to time we are involved in various legal proceedings related to matters that have arisen during the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, we have determined, based upon the information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Other Contingencies
In November 2009, one of our foreign subsidiaries sold intellectual property to Codexis, Inc. Under the local laws, the sale of intellectual property to a nonresident legal entity is deemed an export and is not subject to VAT. However, there is uncertainty regarding whether the items sold represented intellectual property or research and development services, which would subject the sale to VAT. We believe that the uncertainty results in an exposure to pay VAT that is more than remote but less than likely to occur and, accordingly, we have not recorded an accrual for this exposure. If the sale is deemed a sale of research and development services, we could be obligated to pay an estimated amount of $0.6 million.
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
Thomas R. Baruch, one of our directors, serves on the board of directors of Exela and is a limited partner in Presidio Partners 2007, L.P., which owns more than 10% of Exela's outstanding capital stock. Consequently, Mr. Baruch has an indirect pecuniary interest in the shares of Exela held by Presidio Partners 2007, L.P. Mr. Baruch is also a limited partner in CMEA Ventures, which owned 7.4% of our common stock until November 10, 2014, at which time the shares were transferred to Presidio Partners 2014, L.P. Mr. Baruch has no direct or indirect pecuniary interest in the shares of our common stock owned by Presidio Partners 2014, L.P.
We recognized $1.5 million for the three months ended March 31, 2015 and $1.9 million for the three months ended March 31, 2014, shown in the consolidated statement of operations as revenue sharing arrangement. We had no receivables from Exela at March 31, 2015 and December 31, 2014.
Alexander A. Karsner
Alexander A. Karsner was a member of Board until the expiration of his term at the close of our Annual Meeting of Stockholders on June 11, 2014. In addition, Mr. Karsner provided consulting services to us beginning in 2011 through June 30, 2014. Amounts paid to Mr. Karsner for consulting services were nil for the three months ended March 31, 2015 and $30,000 for the three months ended March 31, 2014.
Note 13. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our net revenue were as follows:

	Percentage of Total Revenues for the
	Three months ended March 31,
	2015	2014
Customer A	27%	22%
Customer B (related party)	22%	27%
Customer C	*	28%
Customer D	11%	—%
* Less than 10% in period presented

Of the customers that contributed 10% or more of our net revenue, the following had accounts receivable balances for the periods presented:

	Percentage of Accounts Receivables at
	March 31, 2015	December 31, 2014
Customer A	24%	63%
Customer D	21%	—%
Customer E	—%	2%
Customer B (related party)	—%	—%
Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
United States	$4,297	$3,574
Asia
India	—	87
Others	342	341
Europe
Ireland	—	1,960
Others	2,159	1,112
Other	—	—
Total Revenue	$6,798	$7,074
Identifiable long-lived assets were all in the United States as follows (in thousands):

	March 31, 2015	December 31, 2014
Long-lived assets
United States	$9,125	$10,475

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 6, 2015. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We develop biocatalysts for the pharmaceutical and fine chemicals markets. Our proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
Biocatalysts are enzymes or microbes that initiate and/or accelerate chemical reactions. Manufacturers have historically used naturally occurring biocatalysts to produce many goods used in everyday life. However, inherent limitations in naturally occurring biocatalysts have restricted their commercial use. Our proprietary CodeEvolver® protein engineering technology platform, which introduces genetic mutations into microorganisms in order to give rise to changes in enzymes that they produce, is able to overcome many of these limitations, allowing us to evolve and optimize biocatalysts to perform specific and desired chemical reactions at commercial scale. Once potentially beneficial mutations are identified through this proprietary process, combinations of these mutations can then be tested until variant enzymes have been created that exhibit marketable performance characteristics superior to competitive products. This process allows for continuous, efficient improvements to the performance of enzymes. In the past, we implemented our CodeEvolver® protein engineering technology platform through paid collaborations with our customers. In July 2014, we entered into our first license agreement pursuant to which we granted a license to a global pharmaceutical company to use our CodeEvolver® protein engineering technology platform for their internal development purposes, and we are pursuing additional licensing opportunities with other customers.
We have commercialized our technology and products in the pharmaceuticals market, which is our primary business focus. Our pharmaceutical customers, which include several large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development.
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

Results of Operations Overview
Revenues were $6.8 million for the first quarter of 2015, a decrease of 4% from $7.1 million for the first quarter of 2014. The decrease in revenues is primarily due to lower revenue sharing arrangement sales partially offset by higher biocatalyst product sales and research and development revenues.
Revenue from the revenue-sharing arrangement with Exela PharmSci, Inc. ("Exela") was $1.5 million for the first quarter of 2015, a decrease of 22% from $1.9 million for the first quarter of 2014. The decrease was due to lower sales of argatroban injectable drug, which resulted from the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters.
Cost of biocatalyst product sales was $1.5 million for the first quarter of 2015, a decrease of 42% from $2.5 million for the first quarter of 2014, due primarily to a sales mix favoring higher-margin products.
Research and development expenses were $5.3 million for the first quarter of 2015, an increase of 9% from $4.8 million for the first quarter of 2014. Research and development expenses in the first quarter of 2014 included a $0.8 million gain from the sale of our former Hungarian subsidiary. Excluding this non-recurring item, research and development costs decreased $0.3 million for the first quarter of 2015, as compared to the same period in 2014. Depreciation expense decreased in the first quarter of 2015 as a result of an equipment impairment recognized in the second quarter of 2014.
Selling, general and administrative expenses were $5.6 million for the first quarter of 2015, a decrease of 9% from $6.1 million in the first quarter of 2014. General and administrative expenses for the first quarter of 2014 included outside services fees related to the sale of our former Hungarian subsidiary, which fees were not incurred in the first quarter of 2015. In addition, headcount-related expenses were lower for the first quarter of 2015 compared with the same period in 2014.
Net loss for the first quarter of 2015 was $5.6 million or a loss of $0.14 per share based on 38.8 million weighted average common shares outstanding in the first quarter of 2015. This compares favorably to a net loss of $6.4 million, or a loss of $0.17 per share, for the first quarter of 2014. The decrease in net loss is primarily related to the lower cost of product sales and lower selling, general and administrative expenses, partially offset by lower revenue sharing arrangement sales and a gain from the sale of our former Hungarian subsidiary in the first quarter of 2014.
Cash and cash equivalents decreased to $22.2 million as of March 31, 2015 compared to $26.5 million as of December 31, 2014. Net cash used in operating activities increased to $3.8 million in the three months ended March 31, 2015, as compared to $2.4 million during the three months ended March 31, 2014.
GlaxoSmithKline platform technology license agreement
In July 2014, we entered into a License Agreement (the "License Agreement") with GlaxoSmithKline ("GSK"). Under the terms of the License Agreement, we granted GSK a non-exclusive, worldwide license to use our CodeEvolver® protein engineering technology platform to develop novel enzymes for (a) the manufacture and commercialization of compounds, molecules and products for the treatment of any human disease or medically treatable human condition, (b) the prophylaxis, diagnosis or treatment of any human disease or medically treatable human condition, and (c) the research and development of compounds, molecules and products for the treatment of any human disease or medically treatable human condition. This license to GSK is exclusive for the use of the CodeEvolver® protein engineering technology platform to develop novel enzymes for the synthesis of small-molecule compounds owned or controlled by GSK.
We received a $6.0 million up-front fee upon signing the License Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of a milestone in 2014. We are eligible to receive additional contingent payments up to $14.0 million, of which $6.5 million are considered milestone payments, over the next 27 months subject to satisfactory completion of the remaining technology transfer milestones and $7.5 million upon completion of the technology transfer period. We also have the potential to receive numerous additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities. We do not expect to begin receiving these additional contingent payments, if any, during the first three years of the License Agreement. We will also be eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using our CodeEvolver® protein engineering technology platform. In addition, for up to three years following the end of the three-year period during which we will transfer our CodeEvolver® protein engineering technology platform to GSK, GSK can exercise an option, upon payment of certain option fees, that would extend GSK’s license to include certain improvements to the CodeEvolver® protein engineering technology platform that arise during such period.

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
Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
	2015	2014	$	%
Revenue:
Biocatalyst product sales	$3,076	$2,985	$91	3%
Biocatalyst research and development	2,197	2,146	51	2%
Revenue sharing arrangement	1,525	1,943	(418)	(22)%
Total revenue	6,798	7,074	(276)	(4)%
Costs and operating expenses:
Cost of biocatalyst product sales	1,456	2,524	(1,068)	(42)%
Research and development	5,293	4,834	459	9%
Selling, general and administrative	5,578	6,112	(534)	(9)%
Total costs and operating expenses	12,327	13,470	(1,143)	(8)%
Loss from operations	(5,529)	(6,396)	867	(14)%
Interest income	4	9	(5)	(56)%
Other expenses	(25)	(118)	93	(79)%
Loss before income taxes	(5,550)	(6,505)	955	(15)%
Provision for (benefit from) income taxes	12	(130)	142	(109)%
Net loss	$(5,562)	$(6,375)	$813	(13)%
Our revenue is comprised of biocatalyst product sales, biocatalyst research and development arrangements and a revenue sharing arrangement.
•Biocatalyst product sales revenue consists of sales of biocatalysts intermediates, APIs and Codex® Biocatalyst Panels and Kits.
•Biocatalyst research and development revenue includes license, technology access and exclusivity fees, research services FTE, contingent payments, royalties, and optimization and screening fees.
•Revenue sharing arrangement revenue is recognized based upon sales of licensed products by Exela.

	Three months ended March 31,		Change
(In Thousands)	2015	2014	$	%
Biocatalyst product sales	$3,076	$2,985	$91	3%
Biocatalyst research and development	2,197	2,146	51	2%
Revenue sharing arrangement	1,525	1,943	(418)	(22)%
Total revenue	$6,798	$7,074	$(276)	(4)%
Typically, revenue fluctuates on a quarterly basis due to the variability in our customers' manufacturing schedules and timing of our customers' clinical trials. In addition, we have limited internal capacity to manufacture enzymes and as a result, we are dependent upon the performance and capacity of third party manufacturers for the commercial scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals business.

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
Total revenue decreased $0.3 million for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease was driven by decrease in revenue sharing arrangement revenue, partially offset by an increase in biocatalyst product sales and biocatalyst research and development.
Biocatalyst product sales increased $0.1 million for the three months ended March 31, 2015, as compared to the same period in 2014. While sales increased slightly from the same period in prior year, the customer mix changed. Biocatalyst product sales included a second shipment of enzyme to a major food ingredient customer, as well as higher sales to more pharmaceutical customers in the first quarter of 2015 as compared to the same period in 2014, while biocatalyst product sales included a shipment of $2.0 million to a major pharmaceutical customer in the first quarter of 2014.
Biocatalyst research and development revenue increased $0.1 million for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily due to the recognition of license fee revenue from GSK.
Revenue from the revenue-sharing arrangement with Exela for the sales of argatroban injectable drug decreased $0.4 million for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease is the result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters. We expect that revenue from the revenue-sharing arrangement with Exela may decline in future quarters due to increased competition that may result from the expiration of the formulation patent for argatroban.
Cost and Operating Expenses

	Three months ended March 31,		Change
(In Thousands)	2015	2014	$	%
Cost of biocatalyst product sales	$1,456	$2,524	$(1,068)	(42)%
Research and development	5,293	4,834	459	9%
Selling, general and administrative	5,578	6,112	(534)	(9)%
Total operating expenses	$12,327	$13,470	$(1,143)	(8)%
Cost of Biocatalyst Product Sales
Cost of biocatalyst product sales comprises both internal and third-party fixed and variable costs, including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product sales.
Our cost of biocatalyst product sales decreased to $1.5 million for the three months ended March 31, 2015 from $2.5 million for the same period in 2014. The decrease was primarily due to a sales mix favoring higher-margin products.
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs primarily consist of (i) employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), (ii) various allocable expenses, which include occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, and (iii) external costs. Research and development expenses, including costs to acquire technologies that are utilized in research and development and that have no alternative future use, are expensed when incurred. We budget total research and development expenses on an internal department level basis because we do not have project or program level reporting capabilities.

Research and development expenses increased $0.5 million for the three months ended March 31, 2015, as compared to the same period in 2014. Research and development expenses in the first quarter of 2014 included a $0.8 million gain from the sale of our former Hungarian subsidiary. Excluding this non-recurring item, research and development expenses for the first quarter of 2015 decreased $0.3 million as compared to the same period in 2014. Depreciation expense decreased in the first quarter of 2015 as a result of an equipment impairment recognized in the second quarter of 2014. Research and development expenses included stock-based compensation expense of $0.3 million for three months ended March 31, 2015, as compared to $0.2 million for the first quarter of 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee-related costs, which include salaries and other personnel related expenses (including stock-based compensation), hiring and training costs, consulting and outside services expenses (including audit and legal counsel related costs), marketing costs, building lease costs, and depreciation and amortization expenses.
Selling, general and administrative expenses decreased $0.5 million for the three months ended March 31, 2015, as compared to the same period in 2014. The first quarter of 2014 general and administrative expenses include outside services fees related to the sale of our former Hungarian subsidiary, which were not incurred in the first quarter of 2015. In addition, headcount-related expenses were lower for the first quarter of 2015 compared with the same period in 2014. Selling, general and administrative expenses included stock-based compensation expense of $1.0 million for the three months ended March 31, 2015, as compared to $1.0 million for the three months ended March 31, 2014.
Interest income and other expenses

	Three Months Ended March 31		Change
(In Thousands)	2015	2014	$	%
Interest income	$4	$9	$(5)	(56)%
Other expenses	(25)	(118)	93	(79)%
Total other income (expense)	$(21)	$(109)	$88	(81)%
Interest income decreased $5,000 or the three months ended March 31, 2015, as compared to the period in 2014. The decrease was primarily due to lower cash equivalent balances.
Other expenses increased $93,000 for the three months ended March 31, 2015, as compared to the same period in 2014. These changes were primarily related to fluctuations in foreign currency.
Provision (Benefit) from income taxes
We recognized an income tax expense of $0.01 million for the three months ended March 31, 2015, as compared to an income tax benefit of approximately $0.1 million in the same period in 2014. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
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

(In Thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$22,159	$26,487
Working capital	$15,762	$19,272

	Three months ended March 31,
(In Thousands)	2015	2014
Net cash used in operating activities	$(3,838)	$(2,405)
Net cash provided by (used in) investing activities	(57)	3,606
Net cash used in financing activities	(433)	(168)
Net increase (decrease) in cash and cash equivalents	$(4,328)	$1,033
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our biocatalysis technology platform, and expand our business development and collaboration with new pharmaceutical customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from biocatalyst product sales to pharmaceutical customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of biocatalyst products and/or biocatalyst research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
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
Cash Flows from Operating Activities
Cash used in operating activities was $3.8 million for the three months ended March 31, 2015, which resulted from a net loss of $5.6 million for the three months ended March 31, 2015 adjusted for non-cash depreciation and amortization of $1.4 million and stock-based compensation of $1.3 million offset by cash used in operating assets and liabilities. Cash used in operating assets and liabilities relate primarily to the payments of accounts payable and accrued liabilities at December 31, 2014.
Cash used in operating activities was $2.4 million for the three months ended March 31, 2014, which resulted from a net loss of $6.4 million for the three months ended March 31, 2014, adjusted for non-cash depreciation and amortization of $1.9 million, stock-based compensation of $1.2 million and $.8 million gain on the sale of our Hungarian operations. There was also a $1.7 million increase of cash associated with the net change in operating assets and liabilities. This increase included an increase in deferred revenues of $1.5 million related to a prepayment of a product license agreement.

Cash Flows from Investing Activities
Cash used in investing activities was $0.06 million for the three months ended March 31, 2015, due to equipment purchases.
Cash provided by investing activities was $3.6 million for the three months ended March 31, 2014, which mainly resulted from $2.0 million in proceeds from the maturity of our investments in marketable securities and $1.5 million in proceeds from the sale of our Hungarian subsidiary.
Cash Flows from Financing Activities
Cash used in financing activities was $0.4 million for the three months ended March 31, 2015, which was the result of the payment of taxes related to the net share settlement of equity awards, partially offset by the proceeds from exercises of employee stock options.
Cash used in financing activities was $0.2 million for the three months ended March 31, 2014, which was the result of the payment of taxes related to the net share settlement of equity awards, partially offset by the proceeds from exercises of employee stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2015.
Contractual Obligations
Our contractual obligations principally arise from operating leases primarily related to our leased facilities in Redwood City, California. There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures for the three months ended March 31, 2015. This is discussed in further detail in our 2014 Annual Report on Form 10-K filed with the SEC on March 6, 2015.
Equity Price Risk
As described in Note 5, "Investment Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of March 31, 2015, the fair value of our investment in CO2 Solutions’ common stock was $0.7 million and our carrying cost for the investment was $0.6 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the U.S. dollar and the Canadian dollar. As of March 31, 2015 the fair value of our investment in CO2 Solutions’ common stock was $0.7 million. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of March 31, 2015 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statement of comprehensive income. The effect of a 10% adverse change in the exchange rates between the U.S. dollar and the Canadian dollar as of March 31, 2015 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as set forth below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2014 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
Our results of operations may be adversely affected by the results of regulatory tax examinations.
We are subject to value added tax, customs tax, sales and use tax, withholding tax, payroll tax, income tax and other taxes in connection with the operation of our business. The regulators from the various jurisdictions in which we operate periodically perform audits, and we are regularly subject to, and are currently undergoing, audits and assessments by tax authorities in the United States and foreign jurisdictions for prior tax years. Although we believe our tax estimates are reasonable, and we intend to defend our positions if necessary, the final outcome of tax audits and related proceedings is inherently uncertain and could be materially different than that reflected in our historical income tax provisions and accruals. Moreover, we could be subject to assessments of substantial additional taxes and/or fines or penalties relating to ongoing or future audits. The adverse resolution of any audits or related proceedings could have an adverse effect on our financial position and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits
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

Codexis, Inc.

Date:	May 7, 2015	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:	May 7, 2015	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

10.1	Amendment No. 2 to Sitagliptin Catalyst Supply Agreement between Merck Sharp and Dohme Corp. and the Company dated as of February 25, 2015.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, and iv) Notes to Condensed Consolidated Financial Statements.