Form 10-Q
period 2015-06-30
CODEXIS INC
filed 2015-08-11
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, there were 40,254,443 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended June 30, 2015

Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$16,598	$26,487
Accounts receivable, net of allowances of $421 at June 30, 2015 and $428 at December 31, 2014	2,794	3,870
Inventories	968	1,395
Prepaid expenses and other current assets	1,034	1,255
Total current assets	21,394	33,007
Restricted cash	786	711
Marketable securities	1,942	688
Property and equipment, net	3,155	3,995
Intangible assets, net	4,499	6,186
Goodwill	3,241	3,241
Other non-current assets	275	294
Total assets	$35,292	$48,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,708	$4,673
Accrued compensation	2,615	2,946
Other accrued liabilities	1,871	2,619
Deferred revenue	5,166	3,497
Total current liabilities	11,360	13,735
Deferred revenue, net of current portion	2,804	3,813
Other long-term liabilities	4,027	4,263
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at June 30, 2015 and December 31, 2014; shares issued and outstanding of 40,254 at June 30, 2015 and 39,563 at December 31, 2014	4	4
Additional paid-in capital	303,299	302,379
Accumulated other comprehensive income loss	650	(142)
Accumulated deficit	(286,852)	(275,930)
Total stockholders’ equity	17,101	26,311
Total liabilities and stockholders’ equity	$35,292	$48,122

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Biocatalyst product sales	$2,020	$2,776	$5,097	$5,761
Biocatalyst research and development	2,533	1,666	4,729	3,812
Revenue sharing arrangement	1,465	2,128	2,990	4,071
Total revenues	6,018	6,570	12,816	13,644
Costs and operating expenses:
Cost of biocatalyst product sales	1,250	2,123	2,706	4,647
Research and development	5,170	7,733	10,463	12,567
Selling, general and administrative	5,296	5,625	10,874	11,737
Total costs and operating expenses	11,716	15,481	24,043	28,951
Loss from operations	(5,698)	(8,911)	(11,227)	(15,307)
Interest income	4	3	8	12
Other expenses	(96)	(8)	(121)	(126)
Loss before income taxes	(5,790)	(8,916)	(11,340)	(15,421)
Benefit from income taxes	(430)	(437)	(418)	(567)
Net loss	$(5,360)	$(8,479)	$(10,922)	$(14,854)
Net loss per share, basic and diluted	$(0.14)	$(0.22)	$(0.28)	$(0.39)
Weighted average common shares used in computing net loss per share, basic and diluted	39,301	37,980	39,066	37,862

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(5,360)	$(8,479)	$(10,922)	$(14,854)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax benefit of $454 and $463 for the three months and six months ended June 30, 2015 and $2 and $249 for the three months and six months ended June 30, 2014	776	4	792	406
Other comprehensive income	776	4	792	406
Total comprehensive loss	$(4,584)	$(8,475)	$(10,130)	$(14,448)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(10,922)	$(14,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,687	1,687
Depreciation and amortization of property and equipment	1,080	2,078
Impairment of property and equipment	—	1,841
Change in the fair value of assets held for sale	—	755
Gain on disposal of property and equipment	(5)	(78)
Income tax benefit related to marketable securities	(463)	(249)
Gain on sale of Hungarian subsidiary	—	(760)
Stock-based compensation	2,536	2,575
Amortization of premium on marketable securities	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	1,076	2,513
Inventories, net	427	(476)
Prepaid expenses and other current assets	221	(703)
Other assets	19	11
Accounts payable	(2,964)	(631)
Accrued compensation	(331)	(1,498)
Other accrued liabilities	(984)	1,002
Deferred revenue	660	446
Net cash used in operating activities	(7,963)	(6,339)
Investing activities:
Purchase of property and equipment	(240)	(111)
Proceeds from maturities of marketable securities	—	3,000
Proceeds from sale of Hungarian subsidiary, net of selling costs	—	1,500
Proceeds from the sale of assets held for sale	—	4
Proceeds from sale of property and equipment	5	187
Increase in restricted cash	(75)	—
Net cash provided by (used in) investing activities	(310)	4,580
Financing activities:
Proceeds from exercises of options to purchase common stock	195	62
Taxes paid related to net share settlement of equity awards	(1,811)	(343)
Net cash used in financing activities	(1,616)	(281)
Net decrease in cash and cash equivalents	(9,889)	(2,040)
Cash and cash equivalents at the beginning of the period	26,487	22,130
Cash and cash equivalents at the end of the period	$16,598	$20,090

See accompanying notes to the unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business
In these notes to the condensed consolidated financial statements, the "Company," "we," "us," and "our" refer to Codexis, Inc. and its subsidiaries on a consolidated basis.
We develop biocatalysts for the pharmaceutical and fine chemicals markets. Our proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
Biocatalysts are enzymes that initiate and/or accelerate chemical reactions. Manufacturers have historically used naturally occurring biocatalysts to produce many goods used in everyday life. However, inherent limitations in naturally occurring biocatalysts have restricted their commercial use. Our proprietary CodeEvolver® protein engineering technology platform, which introduces genetic mutations into microorganisms in order to give rise to changes in enzymes that they produce, is able to overcome many of these limitations, allowing us to evolve and optimize biocatalysts to perform specific and desired chemical reactions at commercial scale.
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
We have commercialized our technology and products in the pharmaceuticals market, which is our primary business focus. Our customers, which include several large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development.
We also use our technology to develop biocatalysts for use in the fine chemicals market. The fine chemicals market is similar to our pharmaceutical business and consists of several large market verticals, including food, animal feed, flavors, fragrances, and agricultural chemicals.
We are also using our technology to develop an early stage, novel enzyme therapeutic product candidate for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2015 and results of our operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

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
Revenue Recognition
We recognize revenues from the sale of our biocatalyst products, biocatalyst research and development agreements and a revenue sharing arrangement. Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria of revenue recognition are met.
We account for revenues from multiple element arrangements, such as license and platform technology transfer agreements in which a licensee may purchase several deliverables, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-25, "Multiple Element Arrangements." For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.
Biocatalyst Product Sales
Biocatalyst product sales consist of sales of biocatalyst enzymes, chemical intermediates and Codex® Biocatalyst Panels and Kits. Biocatalyst product sales are recognized once passage of title and risk of loss has occurred and contractually specified acceptance criteria, if any, have been met, provided all other revenue recognition criteria have also been met. Shipping and handling costs charged to customers are included in revenue.
Biocatalyst Research and Development
Biocatalyst research and development agreements typically provide us with multiple revenue streams, including research services fees for full time employee ("FTE") research services, up-front licensing fees, technology access, contingent payments upon achievement of contractual criteria, and royalty fees based on the licensees' product sales or cost savings achieved by our customers. We perform biocatalyst research and development activities as specified in each respective customer agreement. Payments for services received are not refundable. Certain research agreements are based on a contractual reimbursement rate per FTE working on the project. We recognize revenues from research services as those services are performed over the contractual performance periods. When up-front payments are combined with FTE services in a single unit of accounting, we recognize the up-front payments using the proportionate performance method of revenue recognition based upon the actual amount of research labor hours incurred relative to the amount of the total expected labor hours to be incurred by us, up to the amount of cash received. In cases where the planned levels of research services fluctuate substantially over the research term, we are required to make estimates of the total hours required to perform our obligations.
We recognize revenues from non-refundable, up-front license fees or technology access payments that are not dependent on any future performance by us when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recorded as deferred revenues and recognized over the estimated period of performance. Estimated performance periods are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period, and therefore to revenue recognized, would occur on a prospective basis in the period that the change was made.
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
We recognize revenues from other contingent payments based on the passage of time or when earned as the result of a customer's performance in accordance with contractual terms and when such payments can be reasonably estimated and collectability of such payments is reasonably assured.
We recognize revenues from royalties based on licensees’ sales of our biocatalyst products or products using our technologies.
Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. For the majority of our royalty revenues, estimates are made using notification of the sale of licensed products from the licensees.
Revenue Sharing Arrangement
We recognize revenues from a revenue sharing arrangement based upon sales of licensed products by our revenue share partner Exela PharmSci, Inc. ("Exela") (see Note 12, "Related Party Transactions"). We recognize revenues net of product and selling costs upon notification from our revenue share partner of our portion of net profit based on the contractual percentage from the sale of licensed product.
Sales Allowances
Sales allowances primarily relate to product returns and prompt pay sales discounts and are recorded in the same period that the related revenues are recognized, resulting in a reduction in biocatalyst product sales revenue.
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
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as research and development services as mentioned above. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, as well as external costs. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred.
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
Foreign Currency Translation
The United States dollar is the functional currency for our operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the accompanying condensed consolidated statements of operations. Gains and losses realized from non-U.S. dollar transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency, are also included in other expense in the accompanying condensed consolidated statements of operations.
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. Most of our cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $16.6 million at June 30, 2015 and were comprised of cash of $4.0 million and money market funds of $12.6 million.
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
Marketable Securities
We invest in equity securities and we classify those investments as available-for-sale. These securities are carried at estimated fair value (see Note 5, "Marketable Securities") with unrealized gains and losses included in accumulated other comprehensive loss in stockholders’ equity. Available-for-sale equity securities with remaining maturities of greater than one year or which we currently do not intend to sell are classified as long-term.
We review several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. Unrealized losses are charged against "Other expense" when a decline in fair value is determined to be other-than-temporary. Amortization of purchase premiums and accretion of purchase discounts and realized gains and losses of debt securities are included in interest income. The cost of securities sold is based on the specific identification method.
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

Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentration of credit risk primarily consist of cash equivalents, short term investments, accounts receivable, marketable securities and restricted cash. We invest cash that is not required for immediate operating needs principally in money market funds and corporate securities through banks and other financial institutions in the United States, as well as in foreign countries.
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
The Core IP is the only finite-lived intangible asset on our condensed consolidated balance sheet as of June 30, 2015. There has been no significant change in the utilization or estimated life of the Core IP since we acquired the technology patent portfolio from Maxygen.
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
We evaluate recoverability of intangible assets based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the Asset Group. We make estimates and judgments about the future undiscounted cash flows over the remaining useful life of the Asset Group. Our anticipated future cash flows include our estimates of existing or in process product sales, production and operating costs, future capital expenditures, working capital needs, and assumptions regarding the ultimate sale of the Asset Group at the end of the life of the primary asset. The useful life of the Asset Group was based on the estimated useful life of the Core IP, the primary asset at the time of acquisition. There has been no change in the estimated useful life of the Asset Group. Although our cash flow forecasts are based on assumptions that are consistent with our plans, there is significant judgment involved in determining the cash flows attributable to the Asset Group over its estimated remaining useful life.
In the fourth quarter of 2014, we determined that there were no events or changes in circumstances that indicated that the carrying value of the Asset Group might not be recoverable. We concluded that the fair value of the reporting unit exceeded its carrying value and no impairment existed. During the six months ended June 30, 2015, we made no changes to the underlying forecasts nor did we identify any additional indicators of potential impairment of intangible assets or other new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2014.
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
The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of the reporting unit to carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.
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
Goodwill was tested for impairment in the fourth quarter of 2014. We determined that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we concluded there was no impairment of our goodwill as of December 31, 2014. During the six months ended June 30, 2015, we made no changes to the underlying forecasts nor did we identify any additional indicators of potential impairment of goodwill or other new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2014.
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

Benefit from income taxes was $0.4 million for the three and six months ended June 30, 2015. The benefit was the tax effect of unrealized gains of $1.4 million from our investment in CO2 Solutions during the three months ended June 30, 2015. Benefit from income taxes was $0.4 million and $0.6 million for the same periods in 2014.
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
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. We are currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements and related disclosures.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares issuable under Equity Incentive Plan	6,595	7,114	6,595	7,114
Shares issuable upon the conversion of warrants	75	75	75	75
Total shares excluded as anti-dilutive	6,670	7,189	6,670	7,189

Note 4. Collaborative Arrangements
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into a platform technology license agreement (the "GSK License Agreement") with GlaxoSmithKline ("GSK"). Under the terms of the GSK License Agreement, we granted GSK a license to use our proprietary CodeEvolver® protein engineering technology platform.
We received a $6.0 million up-front licensing fee upon signing the GSK License Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of a milestone. We are eligible to receive additional contingent payments up to $14.0 million, of which $6.5 million are considered milestone payments, over the next 24 months subject to satisfactory completion of the remaining technology transfer milestones and $7.5 million upon completion of the technology transfer period. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities.
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
The term of the GSK License Agreement continues, unless earlier terminated, until the expiration of all payment obligations under the GSK License Agreement. At any time following the completion of the first technology transfer stage, GSK can terminate the GSK License Agreement by providing 90 days written notice to us. If GSK exercises this termination right during the three-year technology transfer period, GSK will make a one-time termination payment to us.
Under the GSK License Agreement, the significant deliverables were determined to be the license, platform technology transfer, and contingent obligation to supply GSK with enzymes manufactured by us at GSK's expense. We determined that the license did not have stand-alone value, and we determined that the license and the platform technology transfer and our participation in joint steering committee activities in connection with the platform technology transfer represent a single unit of accounting. We determined that our participation in the joint steering committee does not represent a separate unit of accounting because GSK could not negotiate for and/or acquire these services from other third parties and our participation on the joint steering committee is coterminous with the technology transfer period. Amounts to be received under the supply arrangement described above will be recognized as revenue to the extent GSK purchases enzymes from us.
The up-front license fee of $6.0 million is being recognized over the technology transfer period of three years. We recognized license fees of $0.5 million and $1.0 million for the three and six months ended June 30, 2015 and nil for the three and six months ended June 30, 2014, as biocatalyst research and development revenue. We had a deferred revenue balance from GSK related to the upfront license fee of $4.0 million at June 30, 2015 and $5.0 million at December 31, 2014.
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
We recognized license fees of $0.5 million for each of the three months ended June 30, 2015 and 2014 and $1.0 million for each of the six months ended June 30, 2015 and 2014 as biocatalyst research and development revenues. We had a deferred revenue balance from Merck related to license fees of $1.9 million at June 30, 2015 and $0.9 million at December 31, 2014. In addition, pursuant to the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices.

Note 5. Marketable Securities
At June 30, 2015, securities classified as available-for-sale consisted of the following (in thousands):

	June 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$12,612	$—	$—	$12,612	n/a
Common shares of CO2 Solutions (2)	563	1,379	—	1,942	n/a
Total	$13,175	$1,379	$—	$14,554
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified as marketable securities on our condensed consolidated balance sheets.
We estimated the value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange. As of June 30, 2015, the fair value of our investment in CO2 Solutions was $1.9 million which includes an unrealized gain of $1.4 million.
There were no marketable securities in an unrealized loss position at June 30, 2015.
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
Note 6. Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the financial instruments that were measured at fair value on a recurring basis at June 30, 2015 by level within the fair value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$12,612	$—	$—	$12,612
Common shares of CO2 Solutions	—	1,942	—	1,942
Total	$12,612	$1,942	$—	$14,554
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
Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$182	$84
Work-in-process	122	65
Finished goods	664	1,246
Inventories	$968	$1,395
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Laboratory equipment	$21,281	$23,002
Leasehold improvements	9,782	9,773
Computer equipment	3,271	3,262
Office furniture and equipment	1,227	1,227
Construction in progress (1)	70	24
Property and equipment	35,631	37,288
Less: accumulated depreciation and amortization	(32,476)	(31,452)
Less: impairment of laboratory equipment (2)	—	(1,841)
Property and equipment, net	$3,155	$3,995
(1)    Construction in progress includes equipment received but not yet placed into service pending installation.
(2)    We recorded an impairment charge of $1.8 million in the second quarter of 2014, reducing the carrying value of certain laboratory equipment related to our Codexol program to zero. The impairment charge was reflected within research and development expenses on the condensed consolidated statements of operations.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands, except weighted average amortization period):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
							(years)
Maxygen intellectual property	$20,244	$(15,745)	$4,499	$20,244	$(14,058)	$6,186	6

The estimated future amortization expense to be charged to research and development through the year ending December 31, 2016 is as follows (in thousands):

Year ending December 31:	Total
2015 (remaining 6 months)	$1,687
2016	2,812
$4,499
Goodwill
Goodwill had a carrying value of approximately $3.2 million at June 30, 2015 and December 31, 2014.
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
On March 13, 2014, we entered into an agreement with Intrexon Corporation to sell 100% of our equity interests in our Hungarian subsidiary, Codexis Laboratories Hungary Kft, as well as all assets of such subsidiary that were previously classified as held for sale. On March 15, 2014, the sale transaction closed and we received cash proceeds of $1.5 million from the sale. Accordingly, we reduced the carrying value of assets held for sale by $0.8 million and recognized a gain of $0.8 million in connection with the sale which was included in research and development expenses. As part of the purchase, the buyer obtained all the Hungarian assets held for sale and assumed all employment and facility lease related contract obligations. There were no transaction related costs incurred other than legal fees, which were recorded in selling, general and administrative expenses.
Prior to the sale of our former Hungarian subsidiary in the first quarter of 2014, we transferred certain of the subsidiary's equipment to another European subsidiary of Codexis and incurred a VAT liability of approximately $0.4 million. We paid this VAT amount in July 2014 and recorded a receivable, which is reflected in prepaid expenses and other current assets in our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.
During the second quarter of 2014, we revised our plan to sell certain U.S. research and development equipment. As part of the revised plan, some equipment was returned to operational use. Additionally, we exchanged certain equipment for more suitable, newer equipment and recognized a loss of approximately $0.2 million as part of the exchange. We also decided to expedite the disposal of other held for sale assets by selling these assets through auction which resulted in further impairment charges of $0.6 million for the three months ended June 30, 2014. We disposed of the remaining held for sale equipment in the third quarter of 2014, which resulted in an additional impairment charge of $0.1 million.
There were no assets classified as held for sale as of June 30, 2015 and as of December 31, 2014.
Note 9. Stock-Based Compensation
Equity Incentive Plans
In March 2010, our board of directors (the "Board") and stockholders approved the 2010 Equity Incentive Award Plan (the "2010 Plan"), which became effective upon the completion of our initial public offering in April 2010. The number of shares of our common stock available for issuance under the 2010 Plan is equal to 1,100,000 shares plus any shares of common stock reserved for future grant or issuance under our 2002 Stock Plan (the "2002 Plan") that remained unissued at the time of completion of the initial public offering. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. All grants will reduce the 2010 Plan reserve by one share for every share granted.
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
Performance-contingent Restricted Stock Units
The compensation committee of the Board has approved grants of PSUs to employees. These awards have dual triggers of vesting based upon the successful achievement of certain corporate operating milestones in specified timelines, as well as a requirement of continued employment. When the performance goals are deemed to be probable of achievement for these types of awards, time-based vesting and, as a result, recognition of stock-based compensation expense commences.
In the first quarter of 2015, we awarded PSUs based upon the achievement of various weighted performance criteria, including revenue growth, non-GAAP net income growth, new licensing collaborations, and securing a drug development partnership ("2015 PSU"). These PSUs vest such that one-half of the PSUs subject to the award vest approximately one year following the grant, and the remainder of the PSUs vest approximately two years following the grant, subject to our achievement of the performance goals and the recipient’s continued service on each vesting date. If the performance goal is achieved at the threshold level, the number of shares issuable in respect of the PSUs will be equal to half the number of PSUs granted. If the performance goal is achieved at the target level, the number of shares issuable in respect of the PSUs would be equal to the number of PSUs granted. If the performance goal is achieved at the superior level, the number of shares issuable in respect of the PSUs would be equal to two times the number of PSUs granted. The number of shares issuable upon achievement of the performance goal at the levels between the threshold and target levels or target level and superior levels is determined using linear interpolation. Achievement below the threshold level results in no shares being issuable in respect of the PSUs. During the three and six months ended June 30, 2015, we evaluated our achievement against the 2015 PSU performance criteria and recognized expense based on the estimated achievement rates.
In 2014 we awarded PSUs based upon the achievement of certain cash flow performance goals ("2014 PSU"). These PSUs vest such that one-half of the PSUs subject to the award vest one year following the grant, and the remainder of the PSUs vest two years following the grant, subject to our achievement of the performance goals and the recipient’s continued service on each vesting date. If the performance goal is achieved at the threshold level, the number of shares issuable in respect of the PSUs would be equal to half the number of PSUs granted. If the performance goal is achieved at the target level, the number of shares issuable in respect of the PSUs would be equal to the number of PSUs granted. If the performance goal is achieved at the superior level, the number of shares issuable in respect of the PSUs would be equal to two times the number PSUs granted. The number of shares issuable upon achievement of the performance goal at the levels between the threshold and target levels or target level and superior levels is determined using linear interpolation. Achievement below the threshold level results in no shares being issuable in respect of the PSUs. During the three and six months ended June 30, 2014, we estimated that the 2014 PSU performance objective would be achieved at the target level. Accordingly, we recognized expense to reflect the target level.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development (1)	$238	$268	$529	$507
Selling, general and administrative	1,013	1,078	2,007	2,068
Total	$1,251	$1,346	$2,536	$2,575
(1) Stock-based compensation expense associated with cost of biocatalyst product sales is included in research and development. Amounts were immaterial for all periods presented.

The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$269	$320	$517	$596
RSUs and RSAs	662	792	1,454	1,661
PSUs	320	234	565	318
Total	$1,251	$1,346	$2,536	$2,575
As of June 30, 2015, unrecognized stock-based compensation expense, net of expected forfeitures, was $2.0 million related to unvested employee stock options, $2.4 million related to unvested RSUs and RSAs and $1.2 million related to unvested PSUs.
Valuation Assumptions
The ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	6.0	—	6.0	6.0
Volatility	66%	—%	66%	64%
Risk-free interest rate	1.78%	—%	1.70%	0.19%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$2.58	$—	$2.09	$1.15
No valuation assumptions are shown for the three months ended June 30, 2014, as no stock options were granted during this period.
Note 10. Capital Stock
Exercise of options
For the six months ended June 30, 2015, 100,030 shares were exercised at a weighted-average exercise price of $1.95 per share, for total net cash proceeds of $0.2 million.
Warrants
Our outstanding warrants are exercisable for common stock at any time during their respective terms. As of June 30, 2015, the following warrants remain outstanding:

June 30, 2015
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
We incurred $3.6 million of capital improvement costs related to the facilities leased from Met-Life through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord from the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligation was $1.5 million at June 30, 2015, and is reflected in other liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. In 2014, we entered into a sublease agreement whereby certain changes were made to our facility by our sublessor. As such, on December 31, 2014, we revised our estimated asset retirement obligation to restore the sublet facility to its original form and recognized an asset retirement obligation of $0.3 million and correspondingly increased our related estimated cash payments. Accretion expense related to our asset retirement obligations was nominal in each of the three and six months ended June 30, 2015 and nil in each of the three and six months ended June 30, 2014.
In accordance with the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of June 30, 2015 and December 31, 2014. These deposits are recorded as restricted cash on the consolidated balance sheets.
Prior to March 2014, we also rented facilities in Hungary. Rent expense was being recognized on a straight-line basis over the respective terms of the leases. The facility lease was transferred to Intrexon Corporation in connection with the sale of Codexis Laboratories Hungary Kft (see Note 8, "Assets Held for Sale and Sale of Former Hungarian Subsidiary").
Rent expense was $0.9 million and $1.7 million in the three and six months ended June 30, 2015, respectively, partially offset by sublease income of $0.2 million and $0.3 million, respectively. Rent expense was $0.8 million and $1.7 million in the three and six months ended June 30, 2014, respectively, partially offset by sublease income of $0.1 million in each of the three and six months ended June 30, 2014.
Future minimum payments under noncancellable operating leases are as follows at June 30, 2015 (in thousands):

Lease payments
Years ending December 31,
2015 (6 months remaining)	$1,378
2016	2,827
2017	2,677
2018	2,736
2019 and beyond	3,054
Total	$12,672
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
We recognized $1.5 million and $3.0 million for the three and six months ended June 30, 2015, respectively, and $2.1 million and $4.1 million for the three and six months ended June 30, 2014, respectively, shown in the consolidated statement of operations as revenue sharing arrangement. We had no receivables from Exela at June 30, 2015 and December 31, 2014.
Alexander A. Karsner
Alexander A. Karsner was a member of Board until the expiration of his term at the close of our Annual Meeting of Stockholders on June 11, 2014. In addition, Mr. Karsner provided consulting services to us beginning in 2011 through June 30, 2014. Amounts paid to Mr. Karsner for consulting services were nil for the three and six months ended June 30, 2015 and $30,000 and $60,000 for the three and six months ended June 30, 2014, respectively.
Note 13. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer A	28%	29%	27%	25%
Customer B (related party)	24%	33%	23%	30%
Customer C	*	12%	*	21%
* Less than 10% in period presented

Of the customers that contributed 10% or more of our total revenues, the following had accounts receivable balances for the periods presented:

	Percentage of Accounts Receivables at
	June 30, 2015	December 31, 2014
Customer A	38%	63%
Customer C	*	4%
* Revenue percentage was less than 10%, accounts receivable balance not applicable
Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$3,465	$4,197	$7,761	$7,771
Asia
India	29	324	150	411
Others	465	339	686	680
Europe
Ireland	—	784	—	2,744
Others	2,057	910	4,213	2,022
Other	2	16	6	16
Total revenues	$6,018	$6,570	$12,816	$13,644
Identifiable long-lived assets were all in the United States as follows (in thousands):

	June 30, 2015	December 31, 2014
Long-lived assets
United States	$7,929	$10,475
Note 14. Subsequent Event
In August 2015, we entered into a CodeEvolver® platform technology license agreement with Merck.
Under the terms of the agreement, we granted Merck a non-exclusive license to use our proprietary CodeEvolver® protein engineering platform technology to develop novel enzymes for use in the manufacture of Merck's pharmaceutical products.
We are eligible to receive up to $18 million over approximately the next 15 to 24 months, $5 million of which was paid upon the signing of the agreement and an additional $13 million subject to the satisfactory completion of certain technology transfer milestones. We will also be eligible to receive payments of up to a maximum of $15 million for each active pharmaceutical ingredient using novel enzymes developed by Merck using the CodeEvolver® technology and used for commercial manufacturing purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 6, 2015. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We develop biocatalysts for the pharmaceutical and fine chemicals markets. Our proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
Biocatalysts are enzymes that initiate and/or accelerate chemical reactions. Manufacturers have historically used naturally occurring biocatalysts to produce many goods used in everyday life. However, inherent limitations in naturally occurring biocatalysts have restricted their commercial use. Our proprietary CodeEvolver® protein engineering technology platform, which introduces genetic mutations into microorganisms in order to give rise to changes in enzymes that they produce, is able to overcome many of these limitations, allowing us to evolve and optimize biocatalysts to perform specific and desired chemical reactions at commercial scale. Once potentially beneficial mutations are identified through this proprietary process, combinations of these mutations can then be tested until variant enzymes have been created that exhibit marketable performance characteristics superior to competitive products. This process allows for continuous, efficient improvements to the performance of enzymes. In the past, we implemented our CodeEvolver® protein engineering technology platform through paid collaborations with our customers. In July 2014, we entered into our first license agreement pursuant to which we granted a license to a global pharmaceutical company to use our CodeEvolver® protein engineering technology platform for their internal development purposes, and we are pursuing additional licensing opportunities with other customers.
We have commercialized our technology and products in the pharmaceuticals market, which is our primary business focus. Our customers, which include several large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development.
We also use our technology to develop biocatalysts for use in the fine chemicals market. The fine chemicals market is similar to our pharmaceutical business and consists of several large market verticals, including food, animal feed, flavors, fragrances, and agricultural chemicals.
We are also using our technology to develop an early stage, novel enzyme therapeutic product candidate for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient.
We are actively collaborating with new and existing customers in the pharmaceutical and other markets and we believe that we can utilize our products and services, and develop new products and services, to increase our revenue and gross margins in future periods.

Results of Operations Overview
Revenues were $6.0 million for the second quarter of 2015, a decrease of 8% from $6.6 million for the second quarter of 2014. The decrease in revenues was due to lower sales from our revenue sharing arrangement with Exela PharmSci, Inc. ("Exela") and lower biocatalyst product sales partially offset by higher biocatalyst research and development revenues.
Revenues from our revenue sharing arrangement with Exela decreased by $0.7 million or 31% for the second quarter of 2015 compared to the second quarter of 2014. The decrease was due to lower sales of the argatroban injectable drug, which resulted from the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters.
Biocatalyst product sales for the second quarter of 2015 were lower than the corresponding period in 2014 by $0.8 million, or 27%, primarily due to a large shipment to a pharmaceutical customer during the second quarter of 2014.
Biocatalyst research and development revenues increased $0.9 million or 52% for the second quarter of 2015 compared to the second quarter of 2014 driven primarily by an increase in license fee revenues from GlaxoSmithKline ("GSK").
Cost of biocatalyst product sales was $1.3 million for the second quarter of 2015, a decrease of 41% from $2.1 million for the second quarter of 2014, due primarily to favorable changes in product sales mix involving higher-margin products. Biocatalyst product gross margin in the second quarter of 2015 was 38% compared to 24% in the same period in 2014.
Research and development expenses were $5.2 million for the second quarter of 2015, a decrease of 33% from $7.7 million for the second quarter of 2014. Research and development expenses in the second quarter of 2014 included non-recurring non-cash impairment charges of $2.6 million, of which $1.8 million was related to the write down of assets associated with our CodeXol program and the remainder due to changes in fair value of assets held for sale. Depreciation expense decreased $0.5 million in the second quarter of 2015 as a result of the equipment impairment recognized in the second quarter of 2014. Excluding the non-recurring items, research and development expenses increased slightly for the second quarter of 2015 compared to the second quarter of 2014.
Selling, general and administrative expenses were $5.3 million for the second quarter of 2015, a decrease of 6% from $5.6 million for the second quarter of 2014. General and administrative expenses for the second quarter of 2014 included legal fees related primarily to the GSK license agreement discussed below and certain management recruiting fees, which were not incurred in the second quarter of 2015.
Net loss for the second quarter of 2015 was $5.4 million or a loss of $0.14 per share. This compares favorably to a net loss of $8.5 million, or a loss of $0.22 per share, for the second quarter of 2014. The decrease in net loss is primarily related to the lower costs and operating expenses as a result of higher-margin product sales and the non-recurring impairment charges recognized during the second quarter of 2014.
Cash and cash equivalents decreased to $16.6 million as of June 30, 2015 compared to $26.5 million as of December 31, 2014. Net cash used in operating activities increased to $8.0 million in the six months ended June 30, 2015 compared to $6.3 million in the six months ended June 30, 2014. We are actively collaborating with new and existing customers in the pharmaceutical and other markets and we believe that we can utilize our products and services, and develop new products and services, to increase our revenue and gross margins in future periods. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
GlaxoSmithKline platform technology license agreement
In July 2014, we entered into a platform technology license agreement (the "GSK License Agreement") with GSK. Under the terms of the GSK License Agreement, we granted GSK a non-exclusive, worldwide license to use our CodeEvolver® protein engineering technology platform to develop novel enzymes for (a) the manufacture and commercialization of compounds, molecules and products for the treatment of any human disease or medically treatable human condition, (b) the prophylaxis, diagnosis or treatment of any human disease or medically treatable human condition, and (c) the research and development of compounds, molecules and products for the treatment of any human disease or medically treatable human condition. This license to GSK is exclusive for the use of the CodeEvolver® protein engineering technology platform to develop novel enzymes for the synthesis of small-molecule compounds owned or controlled by GSK.
We received a $6.0 million up-front fee upon signing the GSK License Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of a milestone in 2014. We are eligible to receive additional contingent payments up to $14.0 million, of which $6.5 million are considered milestone payments, over the next 24 months subject to satisfactory completion of the remaining technology transfer milestones and $7.5 million upon completion of the technology transfer period. We also have the potential to receive numerous additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities. We do not expect to begin receiving these additional contingent payments, if any, during the first three years of the GSK License Agreement. We will also be eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using our CodeEvolver® protein engineering technology platform. In addition, for up to three years following the end of the three-year period during which we will transfer our CodeEvolver® protein engineering technology platform to GSK, GSK can exercise an option, upon payment of certain option fees, that would extend GSK’s license to include certain improvements to the CodeEvolver® protein engineering technology platform that arise during such period.
The term of the GSK License Agreement continues, unless earlier terminated, until the expiration of all payment obligations under the GSK License Agreement. At any time following the completion of the first technology transfer stage, GSK can terminate the GSK License Agreement by providing 90 days written notice to us. If GSK exercises this termination right during the three-year technology transfer period, GSK will make a one-time termination payment to us.
Merck CodeEvolver technology transfer and license agreement
In August 2015, we entered into a CodeEvolver® platform technology license agreement (the "Merck License Agreement") with Merck, known as MSD outside the United States and Canada, through a subsidiary. Under the terms of the agreement, we granted Merck a non-exclusive license to use our proprietary CodeEvolver® protein engineering platform technology to develop novel enzymes for use in the manufacture of Merck's pharmaceutical products.
We received a $5 million payment upon signing the Merck License Agreement and are eligible to receive an additional $13 million over approximately the next 15 to 24 months subject to the satisfactory completion of certain technology transfer milestones. We will also be eligible to receive payments of up to a maximum of $15 million for each pharmaceutical ingredient using novel enzymes developed by Merck using the CodeEvolver® technology and used for commercial manufacturing purposes.

Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenues:
Biocatalyst product sales	$2,020	$2,776	$(756)	(27)%	$5,097	$5,761	$(664)	(12)%
Biocatalyst research and development	2,533	1,666	867	52%	4,729	3,812	917	24%
Revenue sharing arrangement	1,465	2,128	(663)	(31)%	2,990	4,071	(1,081)	(27)%
Total revenues	6,018	6,570	(552)	(8)%	12,816	13,644	(828)	(6)%
Costs and operating expenses:
Cost of biocatalyst product sales	1,250	2,123	(873)	(41)%	2,706	4,647	(1,941)	(42)%
Research and development	5,170	7,733	(2,563)	(33)%	10,463	12,567	(2,104)	(17)%
Selling, general and administrative	5,296	5,625	(329)	(6)%	10,874	11,737	(863)	(7)%
Total costs and operating expenses	11,716	15,481	(3,765)	(24)%	24,043	28,951	(4,908)	(17)%
Loss from operations	(5,698)	(8,911)	3,213	(36)%	(11,227)	(15,307)	4,080	(27)%
Interest income	4	3	1	33%	8	12	(4)	(33)%
Other expenses	(96)	(8)	(88)	1,100%	(121)	(126)	5	(4)%
Loss before income taxes	(5,790)	(8,916)	3,126	(35)%	(11,340)	(15,421)	4,081	(26)%
Provision for (benefit from) income taxes	(430)	(437)	7	(2)%	(418)	(567)	149	(26)%
Net loss	$(5,360)	$(8,479)	$3,119	(37)%	$(10,922)	$(14,854)	$3,932	(26)%
Our revenues are comprised of biocatalyst product sales, biocatalyst research and development arrangements and a revenue sharing arrangement.
•Biocatalyst product sales revenues consist of sales of biocatalyst enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits.
•Biocatalyst research and development revenues include license, technology access and exclusivity fees, research services FTE, contingent payments, royalties, and optimization and screening fees.
•Revenue sharing arrangement revenues are recognized based upon sales of licensed products by Exela.

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Biocatalyst product sales	$2,020	$2,776	$(756)	(27)%	$5,097	$5,761	$(664)	(12)%
Biocatalyst research and development	2,533	1,666	867	52%	4,729	3,812	917	24%
Revenue sharing arrangement	1,465	2,128	(663)	(31)%	2,990	4,071	(1,081)	(27)%
Total revenues	$6,018	$6,570	$(552)	(8)%	$12,816	$13,644	$(828)	(6)%
Typically, revenues fluctuate on a quarterly basis due to the variability in our customers' manufacturing schedules and the timing of our customers' clinical trials. In addition, we have limited internal capacity to manufacture enzymes, and as a result, we are dependent upon the performance and capacity of third party manufacturers for the commercial scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals business.

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
Total revenues decreased $0.6 million and $0.8 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of decreases in biocatalyst product sales and revenue sharing agreement revenues, partially offset by an increase in biocatalyst research and development revenues.
Biocatalyst product sales decreased $0.8 million and $0.7 million in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily due to the timing of customer demand during the second quarter of 2015.
Biocatalyst research and development revenues increased approximately $0.9 million in each of the three and six months ended June 30, 2015 driven primarily by an increase in license fee revenues from GSK compared to the same periods in 2014.
Revenues from the revenue-sharing arrangement with Exela for the sales of argatroban injectable drug decreased $0.7 million and $1.1 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease is the result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters. We believe that revenues from the revenue-sharing arrangement with Exela may decline in future quarters due to generic competition.
Cost and Operating Expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Cost of biocatalyst product sales	$1,250	$2,123	$(873)	(41)%	$2,706	$4,647	$(1,941)	(42)%
Research and development	5,170	7,733	(2,563)	(33)%	10,463	12,567	(2,104)	(17)%
Selling, general and administrative	5,296	5,625	(329)	(6)%	10,874	11,737	(863)	(7)%
Total operating expenses	$11,716	$15,481	$(3,765)	(24)%	$24,043	$28,951	$(4,908)	(17)%
Cost of Biocatalyst Product Sales and Product Gross Margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Biocatalyst product sales	$2,020	$2,776	$(756)	(27)%	$5,097	$5,761	$(664)	(12)%
Cost of biocatalyst product sales	1,250	2,123	(873)	(41)%	2,706	4,647	(1,941)	(42)%
Biocatalyst product gross profit	$770	$653	$117	18%	$2,391	$1,114	$1,277	115%
Product gross margin (%)	38%	24%			47%	19%
Cost of biocatalyst product sales comprises both internal and third-party fixed and variable costs, including the amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product sales.
Our cost of biocatalyst product sales decreased by $0.9 million during the three months ended June 30, 2015 and $1.9 million during the six months ended June 30, 2015 compared to the same periods in 2014 due to favorable changes in product sales mix involving higher-margin products. Product gross margins were 38% and 47% in the three and six months ended June 30, 2015, compared to 24% and 19% in the same periods in 2014.
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs primarily consist of (i) employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), (ii) various allocable expenses, which include occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, and (iii) external costs. Research and development expenses are expensed when incurred. We budget total research and development expenses on an internal department level basis because we do not have project or program level reporting capabilities.

Research and development expenses decreased $2.6 million and $2.1 million during the three and six months ended June 30, 2015 compared to the same periods in 2014. Research and development expenses for the second quarter of 2014 included non-recurring non-cash impairment charges of $2.6 million, of which $1.8 million was related to the write down of assets associated with our CodeXol program and the remainder due to changes in fair value of assets held for sale. Additionally, research and development expenses for the first quarter of 2014 included a $0.8 million gain from the sale of our former Hungarian subsidiary. Excluding such non-recurring charges, research and development expenses remained flat for the three months ended June 30, 2015 and decreased $0.3 million during six months ended June 30, 2015 compared to the same periods in 2014, primarily due to a decrease in depreciation expenses resulting from the aforementioned impairments and the sale of our Hungarian subsidiary in 2014, partially offset by an increase in employee related expenses of $0.4 million in the six months ended June 30, 2015 compared to the same period in 2014.
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
Selling, general and administrative expenses decreased $0.3 million and $0.9 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. General and administrative expenses for the second quarter of 2014 included legal fees of $0.4 million related primarily to the GlaxoSmithKline license agreement and certain management recruiting fees of $0.2 million, which were not incurred in the second quarter of 2015. These decreases were partially offset by increases of $0.3 million in employee related expenses and $0.1 million in accounting and audit related fees. The decrease in selling, general and administrative expenses during the six months ended June 30, 2015 was driven by decreases in legal fees of $0.5 million and contractor expenses of $0.2 million.
Interest income and other expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Interest income	$4	$3	$1	33%	$8	$12	$(4)	(33)%
Other expenses	(96)	(8)	(88)	1,100%	(121)	(126)	5	(4)%
Total other expense	$(92)	$(5)	$(87)	1,740%	$(113)	$(114)	$1	(1)%
Interest income increased slightly for the second quarter of 2015 and decreased by $4,000 for the six months ended June 30, 2015 compared to the same periods in 2014 due to changes in our cash and cash equivalent balances.
Other expenses increased by $0.1 million for the second quarter of 2015 and decreased slightly for the six months ended June 30, 2015 compared to the same periods in 2014. These changes were primarily related to fluctuations in foreign currency.
Benefit from income taxes
We recognized an income tax benefit of $0.4 million for the three and six months ended June 30, 2015 compared to income tax benefits of approximately $0.4 million and $0.6 million during the same periods in 2014. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
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

(In Thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$16,598	$26,487
Working capital	$10,034	$19,272

	Six months ended June 30,
(In Thousands)	2015	2014
Net cash used in operating activities	$(7,963)	$(6,339)
Net cash provided by (used in) investing activities	(310)	4,580
Net cash used in financing activities	(1,616)	(281)
Net decrease in cash and cash equivalents	$(9,889)	$(2,040)
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our biocatalysis technology platform, and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from biocatalyst product sales and research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of biocatalyst products and/or biocatalyst research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
We are actively collaborating with new and existing customers in the pharmaceutical and food industries and we believe that we can utilize our current products and services, and develop new products and services, to increase our revenue and gross margins in future periods.
We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
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
Cash Flows from Operating Activities
Cash used in operating activities was $8.0 million for the six months ended June 30, 2015, which resulted from a net loss of $10.9 million for the six months ended June 30, 2015 adjusted for non-cash depreciation and amortization of $2.8 million and stock-based compensation of $2.5 million offset by changes in operating assets and liabilities. Cash used in operating activities included decreases in accounts payable of $3.0 million and accrued liabilities of $1.0 million during the six months ended June 30, 2015, which were partially offset by an increase in accounts receivable of $1.1 million and increases in inventories and deferred revenues totaling $1.1 million.
Cash used in operating activities was $6.3 million for the six months ended June 30, 2014, which resulted from a net loss of $14.9 million for the six months ended June 30, 2014, adjusted for non-cash depreciation and amortization of $3.8 million, stock-based compensation of $2.6 million and a $0.8 million gain on the sale of our Hungarian subsidiary. Cash used in operating activities was primarily related to decreases in accrued compensation of $1.5 million, decreases in accounts payable and prepaid expenses of $1.3 million and decreases in inventories of $0.5 million. Cash provided by operating activities for the six months ended June 30, 2014 included increases in accounts receivable of $2.5 million, accrued liabilities of $1.0 million and deferred revenues of $0.4 million.

Cash Flows from Investing Activities
Cash used in investing activities was $0.3 million for the six months ended June 30, 2015 primarily due to the purchase of property and equipment.
Cash provided by investing activities was $4.6 million for the six months ended June 30, 2014 mainly resulting from $3.0 million in proceeds from the maturity of our investments in marketable securities and $1.5 million in proceeds from the sale of our Hungarian subsidiary.
Cash Flows from Financing Activities
Cash used in financing activities was $1.6 million for the six months ended June 30, 2015, which was the result of the payment of taxes related to the net share settlement of equity awards, partially offset by the proceeds from exercises of employee stock options.
Cash used in financing activities was $0.3 million for the six months ended June 30, 2014, which was the result of the payment of taxes related to the net share settlement of equity awards, partially offset by the proceeds from exercises of employee stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2015.
Contractual Obligations
Our contractual obligations principally arise from operating leases primarily related to our leased facilities in Redwood City, California. There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures for the three and six months ended June 30, 2015. This is discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015.
Equity Price Risk
As described in Note 5, "Marketable Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of June 30, 2015, the fair value of our investment in CO2 Solutions’ common stock was $1.9 million and our carrying cost for the investment was $0.6 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution’s common shares as of June 30, 2015 would have been an unrealized loss of approximately $0.2 million, recognized as a component of our condensed consolidated statement of comprehensive income. The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of June 30, 2015 would have been an unrealized loss of approximately $0.2 million, recognized as a component of our condensed consolidated statements of comprehensive loss.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.
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

Codexis, Inc.

Date:	August 11, 2015	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:	August 11, 2015	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014, and iv) Notes to Condensed Consolidated Financial Statements.