Form 10-Q
period 2015-09-30
CODEXIS INC
filed 2015-11-06
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2015, there were 40,306,967 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended September 30, 2015

Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$16,963	$26,487
Accounts receivable, net of allowances of $421 at September 30, 2015 and $428 at December 31, 2014	13,608	3,870
Inventories	678	1,395
Prepaid expenses and other current assets	1,092	1,255
Total current assets	32,341	33,007
Restricted cash	786	711
Marketable securities	1,231	688
Property and equipment, net	2,821	3,995
Intangible assets, net	3,655	6,186
Goodwill	3,241	3,241
Other non-current assets	265	294
Total assets	$44,340	$48,122
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,174	$4,673
Accrued compensation	2,554	2,946
Other accrued liabilities	2,151	2,619
Deferred revenue	6,949	3,497
Total current liabilities	12,828	13,735
Deferred revenue, net of current portion	4,316	3,813
Other long-term liabilities	3,888	4,263
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at September 30, 2015 and December 31, 2014; shares issued and outstanding of 40,300 at September 30, 2015 and 39,563 at December 31, 2014	4	4
Additional paid-in capital	304,561	302,379
Accumulated other comprehensive income (loss)	201	(142)
Accumulated deficit	(281,458)	(275,930)
Total stockholders' equity	23,308	26,311
Total liabilities and stockholders' equity	$44,340	$48,122

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Biocatalyst product sales	$1,818	$2,562	$6,915	$8,323
Biocatalyst research and development	14,517	3,364	19,247	7,176
Revenue sharing arrangement	1,066	1,546	4,056	5,617
Total revenues	17,401	7,472	30,218	21,116
Costs and operating expenses:
Cost of biocatalyst product sales	1,302	1,532	4,009	6,179
Research and development	4,994	5,038	15,457	17,708
Selling, general and administrative	5,415	5,157	16,289	16,791
Total costs and operating expenses	11,711	11,727	35,755	40,678
Income (loss) from operations	5,690	(4,255)	(5,537)	(19,562)
Interest income	4	3	12	15
Other expenses	(26)	(57)	(147)	(183)
Income (loss) before income taxes	5,668	(4,309)	(5,672)	(19,730)
Provision for (benefit from) income taxes	274	253	(144)	(314)
Net income (loss)	$5,394	$(4,562)	$(5,528)	$(19,416)
Net income (loss) per share, basic	$0.14	$(0.12)	$(0.14)	$(0.51)
Net income (loss) per share, diluted	$0.13	$(0.12)	$(0.14)	$(0.51)
Weighted average common shares used in computing net income (loss) per share, basic	39,767	38,450	39,340	38,063
Weighted average common shares used in computing net income (loss) per share, diluted	40,970	38,450	39,340	38,063

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$5,394	$(4,562)	$(5,528)	$(19,416)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax expense of $263 and $160 for the three months ended September 30, 2015 and 2014, respectively, and tax benefit of $200 and $89 for the nine months ended September 30, 2015 and 2014, respectively.	(449)	(261)	343	145
Other comprehensive income (loss)	(449)	(261)	343	145
Total comprehensive income (loss)	$4,945	$(4,823)	$(5,185)	$(19,271)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(5,528)	$(19,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,531	2,531
Depreciation and amortization of property and equipment	1,569	2,679
Impairment of property and equipment	—	1,841
Change in the fair value of assets held for sale	—	886
Gain on disposal of property and equipment	(5)	(115)
Income tax benefit related to marketable securities	(200)	(89)
Gain on sale of Hungarian subsidiary	—	(760)
Stock-based compensation	3,759	3,630
Amortization of premium on marketable securities	—	2
Bad debt expense	—	53
Changes in operating assets and liabilities:
Accounts receivable, net	(9,738)	2,316
Inventories, net	717	(456)
Prepaid expenses and other current assets	163	(734)
Other assets	29	15
Accounts payable	(3,499)	(1,418)
Accrued compensation	(393)	(1,100)
Other accrued liabilities	(842)	194
Deferred revenue	3,955	5,288
Net cash used in operating activities	(7,482)	(4,653)
Investing activities:
Purchase of property and equipment	(395)	(267)
Proceeds from maturities of marketable securities	—	3,000
Proceeds from sale of Hungarian subsidiary, net of selling costs	—	1,500
Proceeds from the sale of assets held for sale	—	281
Proceeds from sale of property and equipment	5	166
Increase in restricted cash	(75)	—
Net cash provided by (used in) investing activities	(465)	4,680
Financing activities:
Proceeds from exercises of options to purchase common stock	235	180
Taxes paid related to net share settlement of equity awards	(1,812)	(815)
Net cash used in financing activities	(1,577)	(635)
Net decrease in cash and cash equivalents	(9,524)	(608)
Cash and cash equivalents at the beginning of the period	26,487	22,130
Cash and cash equivalents at the end of the period	$16,963	$21,522

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
Biocatalysts are enzymes that initiate and/or accelerate chemical reactions. Manufacturers have historically used naturally occurring biocatalysts to produce many goods used in everyday life. However, inherent limitations in naturally occurring biocatalysts have restricted their commercial use. Our proprietary CodeEvolver® protein engineering technology platform (the "CodeEvolver® Platform Technology"), which introduces genetic mutations into microorganisms in order to give rise to changes in enzymes that they produce, is able to overcome many of these limitations, allowing us to evolve and optimize biocatalysts to perform specific and desired chemical reactions at commercial scale.
Once potentially beneficial mutations are identified through this proprietary process, combinations of these mutations can then be tested until variant enzymes have been created that exhibit marketable performance characteristics superior to competitive products. This process allows for continuous, efficient improvements to the performance of enzymes. In the past, we implemented the CodeEvolver® Platform Technology through paid collaborations with our customers. In July 2014, we entered into our first license agreement pursuant to which we granted a license to a global pharmaceutical company to use the CodeEvolver® Platform Technology for its internal development purposes. In August 2015, we entered into a license agreement involving the CodeEvolver® Platform Technology with a second global pharmaceutical company and we continue to pursue licensing opportunities with additional customers.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2015 and results of our operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

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
We recognize revenues from royalties based on licensees' sales of our biocatalyst products or products using our technologies.
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
Stock-Based Compensation
We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans. The Black-Scholes-Merton option pricing model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We have, due to insufficient historical data, used the "simplified method," as described in Staff Accounting Bulletin No. 107, "Share-Based Payment," to determine the expected life of all stock options granted from the inception of our equity plans through the first half of 2015. We believe we have sufficient historical data to calculate expected terms for stock options granted beginning in the third quarter of 2015. The expected term was based on historical exercise behavior on similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We used historical volatility to estimate expected stock price volatility. The risk-free rate assumption was based on United States Treasury instruments whose terms were consistent with the expected term of the stock options. The expected dividend assumption was based on our history and expectation of dividend payouts.
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
The estimated fair value of stock options, RSUs and RSAs is expensed on a straight-line basis over the vesting term of the grant and the estimated fair value of PSUs is expensed using an accelerated method over the term of the award once management has determined that it is probable that the performance objective will be achieved. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.
We have not recognized, and do not expect to recognize in the near future, any income tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to net operating loss carryforwards.
Foreign Currency Translation
The United States dollar is the functional currency for our operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the accompanying condensed consolidated statements of operations. Gains and losses realized from non-U.S. dollar transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity's functional currency, are also included in other expense in the accompanying condensed consolidated statements of operations.
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. Most of our cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $17.0 million at September 30, 2015 and were comprised of cash of $5.9 million and money market funds of $11.1 million.

Inventories
Inventories are stated at the lower of cost or market value. Cost is determined using a weighted-average approach, assuming full absorption of direct and indirect manufacturing costs, based on our product capacity utilization assumptions. If inventory costs exceed expected market value due to obsolescence or lack of demand, valuation adjustments are recorded for the difference between the cost and the estimated market value. These valuation adjustments are determined based on significant estimates.
Marketable Securities
We invest in equity securities and we classify those investments as available-for-sale. These securities are carried at estimated fair value (see Note 5, "Marketable Securities") with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders' equity. Available-for-sale equity securities with remaining maturities of greater than one year or which we currently do not intend to sell are classified as long-term.
We review several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. Unrealized losses are charged against "Other expense" when a decline in fair value is determined to be other-than-temporary. Amortization of purchase premiums and accretion of purchase discounts and realized gains and losses of debt securities are included in interest income. The cost of securities sold is based on the specific identification method.
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
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentration of credit risk primarily consist of cash equivalents, short term investments, accounts receivable, marketable securities and restricted cash. We invest cash that is not required for immediate operating needs principally in money market funds.

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
The Core IP is the only finite-lived intangible asset on our condensed consolidated balance sheet as of September 30, 2015. There has been no significant change in the utilization or estimated life of the Core IP since we acquired the technology patent portfolio from Maxygen.
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
In the fourth quarter of 2014, we determined that there were no events or changes in circumstances that indicated that the carrying value of the Asset Group might not be recoverable. We concluded that the fair value of the reporting unit exceeded its carrying value and no impairment existed. During the nine months ended September 30, 2015, we did not identify any indicators of potential impairment of intangible assets or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2014.
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
Goodwill was tested for impairment in the fourth quarter of 2014. We determined that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we concluded there was no impairment of our goodwill as of December 31, 2014. During the nine months ended September 30, 2015, we did not identify any indicators of potential impairment of goodwill or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2014.
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
We account for uncertainty in income taxes as required by the provisions of ASC Topic 740, "Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

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
We recognized an income tax expense of $0.3 million for both the three months ended September 30, 2015 and 2014.  We recognized an income tax benefit of $0.1 million for the nine months ended September 30, 2015, as compared to $0.3 million for the same period in 2014.
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
In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2015-11 on our condensed consolidated financial statements and related disclosures.
In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." This ASU defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" for all entities by one year. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). ASU 2014-09 as amended by ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. We are currently in the process of evaluating the impact of the pending adoption of this standard on our consolidated financial statements and related disclosures.
Note 3. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For periods of net loss, diluted and basic net loss per share were identical since potential common shares were excluded from the calculation, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income (loss)	$5,394	$(4,562)	$(5,528)	$(19,416)
Denominator
Weighted average common shares used in computing net income (loss) per share, basic	39,767	38,450	39,340	38,063
Effect of dilutive shares	1,203	—	—	—
Weighted average common shares used in computing net income (loss) per share, diluted	40,970	38,450	39,340	38,063
Net income (loss) per share, basic	$0.14	$(0.12)	$(0.14)	$(0.51)
Net income (loss) per share, diluted	$0.13	$(0.12)	$(0.14)	$(0.51)
Anti-Dilutive Securities
In periods of net loss, the weighted average number of shares outstanding related to potentially dilutive securities, prior to the application of the treasury stock method, are excluded from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect. The following shares were not considered in the computation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares issuable under Equity Incentive Plan	—	6,398	6,121	6,398
Shares issuable upon the conversion of warrants	—	75	75	75
Total shares excluded as anti-dilutive	—	6,473	6,196	6,473
Note 4. Collaborative Arrangements
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into a CodeEvolver® platform technology transfer, collaboration and license agreement (the "GSK License Agreement") with GlaxoSmithKline ("GSK"). Under the terms of the GSK License Agreement, we granted GSK a non-exclusive license to use the CodeEvolver® Platform Technology to develop novel enzymes for use in the manufacture of GSK's pharmaceutical and health care products.
We received a $6.0 million up-front licensing fee upon signing the GSK License Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone. During the three months ended September 30, 2015, we achieved the second milestone of the agreement earning another milestone payment of $6.5 million. We are eligible to receive an additional contingent payment of $7.5 million upon the completion of the technology transfer period. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities.
For up to three years following the end of the three-year period during which we will transfer the CodeEvolver® Platform Technology to GSK, GSK can exercise an option, upon payment of certain additional fees, that would extend GSK's license to include certain improvements to the CodeEvolver® Platform Technology that arise during such period. In addition, we will also be eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the CodeEvolver® Platform Technology.
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
The up-front license fee of $6.0 million is being recognized over the technology transfer period of three years. We recognized license fees of $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million for the three and nine months ended September 30, 2014 as biocatalyst research and development revenues. We had a deferred revenue balance from GSK related to the upfront license fee of $3.5 million at September 30, 2015 and $5.0 million at December 31, 2014.
Merck Supply Agreement
On February 1, 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Catalyst Supply Agreement") with Merck Sharp and Dohme Corp., known as MSD outside the United States and Canada ("Merck") whereby Merck may obtain commercial scale substance for use in the manufacture of its products based on the active ingredient sitagliptin, e.g., Januvia®. Merck may extend the term of the Sitagliptin Catalyst Supply Agreement for an additional five years at its sole discretion.
The Sitagliptin Catalyst Supply Agreement requires Merck to pay an annual license fee for the rights to the sitagliptin technology each year for the term of the Sitagliptin Catalyst Supply Agreement. The license fee is being recognized as collaborative research and development revenues ratably over the five year term of the Sitagliptin Catalyst Supply Agreement.
We recognized license fees of $0.5 million for each of the three months ended September 30, 2015 and 2014 and $1.5 million for each of the nine months ended September 30, 2015 and 2014 as biocatalyst research and development revenues. We had a deferred revenue balance from Merck related to license fees of $1.4 million at September 30, 2015 and $0.9 million at December 31, 2014. In addition, pursuant to the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices.
Merck Platform Technology Transfer and License Agreement
On August 3, 2015 ("Effective Date"), we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck License Agreement") with Merck. The Agreement allows Merck to use the CodeEvolver® Platform Technology in the field of human and animal healthcare.
We received a $5.0 million up-front licensing fee upon signing the Merck License Agreement. During the three months ended September 30, 2015, we achieved the first milestone of the Merck License Agreement earning a milestone payment of $5.0 million. We are eligible to receive an additional $8.0 million subject to the satisfactory completion of the second milestone of the technology transfer process. We will also be eligible to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® Platform Technology.
Under the terms of the Merck License Agreement, we granted to Merck a non-exclusive, worldwide license to use the CodeEvolver® Platform Technology to research, develop and manufacture novel enzymes for use by Merck in its internal research programs ("Merck Non-Exclusive Field"). The license to Merck is exclusive for the research, development and manufacture of novel enzymes for use by Merck in the chemical synthesis of therapeutic products owned or controlled by Merck ("Merck Exclusive Field"). Merck has the right to grant sublicenses to affiliates of Merck and, in certain limited circumstances, to third parties. We also granted to Merck a license to make or have made products manufactured using the CodeEvolver® Platform Technology with a right to grant sublicenses solely to affiliates of Merck, contract manufacturing organizations and contract research organizations. The manufacturing license is exclusive in the Merck Exclusive Field and non-exclusive in the Merck Non-Exclusive Field. The licenses are subject to certain limitations based on pre-existing contractual obligations that apply to the technology and intellectual property that are the subject of the license grants. The licenses do not permit the use of the CodeEvolver® Platform Technology to discover any therapeutic enzyme, diagnostic product or vaccine. In addition, Merck is prohibited from using the CodeEvolver® Platform Technology to develop or produce enzymes or any other compounds for or on behalf of any third parties except in a very limited manner when Merck divests a therapeutic product that is manufactured using an enzyme developed using the CodeEvolver® Platform Technology.

Under the Merck License Agreement, we will transfer the CodeEvolver® Platform Technology to Merck over an approximately 15 to 24 month period starting on the Effective Date (the "Technology Transfer Period"). As part of this technology transfer, we will provide to Merck our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of our and Merck scientists will participate in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Merck laboratory. Upon completion of technology transfer, Merck will have CodeEvolver® Platform Technology installed at its designated site.
The licenses to Merck are granted under patents, patent applications and know-how that we own or control as of the Effective Date and that cover the CodeEvolver® Platform Technology. Any improvements to the CodeEvolver® Platform Technology during the Technology Transfer Period will also be included in the license grants from Codexis to Merck. At the end of the Technology Transfer Period, Merck can exercise annual options that, upon payment of certain option fees, would extend Merck's license to include certain improvements to the CodeEvolver® Platform Technology that arise during the three-year period that begins at the end of the Technology Transfer Period.
During the 15-month period that started on the Effective Date, we will provide additional enzyme evolution services to Merck at our laboratories in Redwood City.
The up-front license fee of $5.0 million is being recognized ratably over a two-year period. We recognized license fees of $0.4 million for the three months ended September 30, 2015, as biocatalyst research and development revenues and had a deferred revenue balance from Merck related to the Merck License Agreement license fees of $4.6 million at September 30, 2015.
Under the Merck License Agreement, we will own any improvements to our protein engineering methods, processes and algorithms that arise and any enzyme technology or process technology that are developed during a technology transfer project, an evolution program or additional services. Merck will own (the "Merck-Owned Technology") (a) any enzyme technology that is developed solely by Merck under the Agreement using the CodeEvolver® Platform Technology (a "Project Enzyme") and (b) the methods of use of any Project Enzyme or any enzyme developed jointly by Merck and us using the CodeEvolver® Platform Technology. Merck granted to us a worldwide, non-exclusive, fully paid-up, royalty-free license, with the right to grant sublicenses, to use the Merck-Owned Technology outside of the Merck Exclusive Field.
For each API that Merck manufactures using an enzyme developed with the CodeEvolver® Platform Technology, we will have a right of first refusal to supply Merck with the enzyme used to manufacture the API if Merck outsources the supply of the enzyme. Our right of first refusal applies during the period that begins on the completion of a Phase III clinical trial for the product containing the API and ends five years following regulatory approval for such product.
The Merck License Agreement has a term that begins on the Effective Date and continues, unless earlier terminated, until the expiration of all payment obligations under the agreement. Merck may terminate the Merck License Agreement by providing 90 days written notice to us. If Merck exercises this termination right during the Technology Transfer Period, Merck will make a one-term termination payment to us of $8.0 million. We can terminate the Merck License Agreement by providing 30 days written notice to Merck if we determine, pursuant to our contractual audit rights under the agreement, that Merck has repeatedly failed to make required payments to us and/or materially underpaid us an amount due under the Merck License Agreement. In the event the Merck License Agreement is terminated earlier by Merck, or by us due to an uncured material breach by Merck, or if Merck sells or transfers to a third party any Merck business or facility that includes any of our proprietary materials, information or technology, we have the right to conduct an audit of Merck's facilities to confirm that all of our proprietary materials, information and technology have been destroyed. The Merck License Agreement contains indemnification provisions under which Merck and we indemnify each other against certain third party claims.

Note 5. Marketable Securities
At September 30, 2015, securities classified as available-for-sale consisted of the following (in thousands):

	September 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$11,115	$—	$—	$11,115	n/a
Common shares of CO2 Solutions (2)	563	668	—	1,231	n/a
Total	$11,678	$668	$—	$12,346
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified as marketable securities on our condensed consolidated balance sheets.
There were no marketable securities in an unrealized loss position at September 30, 2015.
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
There were no marketable securities in an unrealized loss position at December 31, 2014.
Note 6. Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the financial instruments that were measured at fair value on a recurring basis at September 30, 2015 by level within the fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$11,115	$—	$—	$11,115
Common shares of CO2 Solutions	—	1,231	—	1,231
Total	$11,115	$1,231	$—	$12,346
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

Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$182	$84
Work-in-process	11	65
Finished goods	485	1,246
Inventories	$678	$1,395
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Laboratory equipment	$21,354	$23,002
Leasehold improvements	9,782	9,773
Computer equipment	3,271	3,262
Office furniture and equipment	1,227	1,227
Construction in progress (1)	151	24
Property and equipment	35,785	37,288
Less: accumulated depreciation and amortization	(32,964)	(31,452)
Less: impairment of laboratory equipment (2)	—	(1,841)
Property and equipment, net	$2,821	$3,995
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
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands, except weighted average amortization period):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period
							(years)
Maxygen intellectual property	$20,244	$(16,589)	$3,655	$20,244	$(14,058)	$6,186	6
The estimated future amortization expense to be charged to research and development through the year ending December 31, 2016 is as follows (in thousands):

Year ending December 31:	Total
2015 (remaining 3 months)	$843
2016	2,812
$3,655
Goodwill
Goodwill had a carrying value of approximately $3.2 million at September 30, 2015 and December 31, 2014.

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
On March 13, 2014, we entered into an agreement with Intrexon Corporation to sell 100% of our equity interests in our Hungarian subsidiary, Codexis Laboratories Hungary Kft, as well as all assets of such subsidiary that were previously classified as held for sale. On March 15, 2014, the sale transaction closed and we received cash proceeds of $1.5 million from the sale. Accordingly, we reduced the carrying value of assets held for sale by $0.8 million and recognized a gain of $0.8 million in connection with the sale which was included in research and development expenses. As part of the purchase, the buyer obtained all of the Hungarian assets held for sale and assumed all employment and facility lease related contract obligations. There were no transaction related costs incurred other than legal fees, which were recorded in selling, general and administrative expenses.
Prior to the sale of our Hungarian subsidiary in the first quarter of 2014, we transferred certain of the subsidiary's equipment to another of our European subsidiaries and incurred a reclaimable VAT liability of approximately $0.4 million. We paid this VAT amount in July 2014 and recorded a receivable, which is reflected in prepaid expenses and other current assets in our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.
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
There were no assets classified as held for sale as of September 30, 2015 and as of December 31, 2014.
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
In the first quarter of 2015, we awarded PSUs ("2015 PSUs") based upon the achievement of various weighted performance criteria, including revenue growth, non-GAAP net income growth, new licensing collaborations, and securing a drug development partnership. The 2015 PSUs vest such that one-half of the PSUs subject to the award vest one year following the grant, and the remainder of the PSUs vest two years following the grant, subject to our achievement of the performance goals and the recipient's continued service on each vesting date. If the performance goal is achieved at the threshold level, the number of shares issuable in respect of the 2015 PSUs will be equal to half the number of PSUs granted. If the performance goal is achieved at the target level, the number of shares issuable in respect of the 2015 PSUs will be equal to the number of PSUs granted. If the performance goal is achieved at the superior level, the number of shares issuable in respect of the 2015 PSUs will be equal to two times the number of PSUs granted. The number of shares issuable upon achievement of the performance goal at the levels between the threshold and target levels or target level and superior levels is determined using linear interpolation. Achievement below the threshold level results in no shares being issuable in respect of the 2015 PSUs. During the three and nine months ended September 30, 2015, we evaluated our achievement against the performance criteria for the 2015 PSUs and recognized expense based on the estimated achievement rate.
In 2014 we awarded PSUs ("2014 PSUs") based upon the achievement of certain cash flow performance goals. The 2014 PSUs vest such that one-half of the PSUs subject to the award vest one year following the grant, and the remainder of the PSUs vest two years following the grant, subject to our achievement of the performance goals and the recipient’s continued service on each vesting date. If the performance goal is achieved at the threshold level, the number of shares issuable in respect of the 2014 PSUs will be equal to half the number of PSUs granted. If the performance goal is achieved at the target level, the number of shares issuable in respect of the 2014 PSUs will be equal to the number of PSUs granted. If the performance goal is achieved at the superior level, the number of shares issuable in respect of the 2014 PSUs will be equal to two times the number of PSUs granted. The number of shares issuable upon achievement of the performance goal at the levels between the threshold and target levels or target level and superior levels is determined using linear interpolation. Achievement below the threshold level results in no shares being issuable in respect of the 2014 PSUs. During the third quarter of 2014, we concluded that it was not probable that the performance objective would be achieved at the target level of 100%, and we reduced stock-based compensation expense to reflect a lower level of estimated achievement.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development (1)	$181	$227	$710	$734
Selling, general and administrative	1,042	828	3,049	2,896
Total	$1,223	$1,055	$3,759	$3,630
(1) Stock-based compensation expense associated with cost of biocatalyst product sales is included in research and development. Amounts were immaterial for all periods presented.
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$281	$247	$798	$843
RSUs and RSAs	566	722	2,020	2,383
PSUs	376	86	941	404
Total	$1,223	$1,055	$3,759	$3,630
As of September 30, 2015, unrecognized stock-based compensation expense, net of expected forfeitures, was $2.0 million related to unvested employee stock options, $2.1 million related to unvested RSUs and RSAs and $0.9 million related to unvested PSUs.

Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years) (1)	5.2	6.0	6.0	6.0
Volatility	67%	68%	66%	65%
Risk-free interest rate	1.64%	1.91%	1.70%	1.915%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$2.31	$1.43	$2.09	$1.20
(1) We have, due to insufficient historical data, used the simplified method to determine the expected term of stock options granted.  In the third quarter of 2015, we have applied historical data to calculate an expected term for stock options granted (see Note 2, "Basis of Presentation and Summary of Significant Accounting Policies").
Note 10. Capital Stock
Exercise of options
For the nine months ended September 30, 2015 and 2014, 128,921 and 136,796 shares were exercised at a weighted-average exercise price of $1.82 and $1.34 per share, respectively, with net cash proceeds of $0.2 million for both periods.
Warrants
Our outstanding warrants are exercisable for common stock at any time during their respective terms. As of September 30, 2015, the following warrants remain outstanding:

September 30, 2015
Issue Date	Shares Subject to Warrants	Exercise Price per Share	Expiration
July 17, 2007	2,384	$12.45	February 9, 2016
September 28, 2007	72,727	$8.25	September 28, 2017
Note 11. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 107,000 square feet of office and laboratory space in four buildings within the same business park of Metropolitan Life Insurance Company ("Met-Life"). We entered into the initial lease with Met-Life for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the lease, with the latest amendment being in 2012. The various terms for the spaces under the lease have expiration dates that range from January 2017 through January 2020.
We incurred $3.6 million of capital improvement costs related to the facilities leased from Met-Life through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord from the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligation was $1.4 million at September 30, 2015, and is reflected in other liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. In 2014, we entered into a sublease agreement whereby certain changes were made to our facility by our sublessor. As such, on December 31, 2014, we revised our estimated asset retirement obligation to restore the sublet facility to its original form and recognized an asset retirement obligation of $0.3 million and correspondingly increased our related estimated cash payments. Accretion expense related to our asset retirement obligations was nominal in each of the three and nine months ended September 30, 2015 and nil in each of the three and nine months ended September 30, 2014.
In accordance with the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of September 30, 2015 and December 31, 2014. These deposits are recorded as restricted cash on the consolidated balance sheets.
Prior to March 2014, we also rented facilities in Hungary. Rent expense was being recognized on a straight-line basis over the respective terms of the leases. The facility lease was transferred to Intrexon Corporation in connection with the sale of Codexis Laboratories Hungary Kft (see Note 8, "Assets Held for Sale and Sale of Former Hungarian Subsidiary").
Rent expense was $0.9 million and $2.6 million in the three and nine months ended September 30, 2015, respectively, partially offset by sublease income of $0.2 million and $0.5 million, respectively. Rent expense was $0.9 million and $2.5 million in the three and nine months ended September 30, 2014, respectively, partially offset by sublease income of $0.1 million and $0.3 million during the respective periods in 2014.
Future minimum payments under noncancellable operating leases are as follows at September 30, 2015 (in thousands):

Lease payments
Years ending December 31,
2015 (3 months remaining)	$689
2016	2,827
2017	2,677
2018	2,736
2019 and beyond	3,054
Total	$11,983
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
Note 12. Related Party Transactions
Exela PharmSci, Inc.
We signed a commercialization agreement with Exela in 2007, whereby Exela agreed to pay to us a contractual percentage share of Exela's net profit from the sales of licensed products.

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
We recognized $1.1 million and $4.1 million for the three and nine months ended September 30, 2015, respectively, and $1.5 million and $5.6 million for the three and nine months ended September 30, 2014, respectively, shown in the consolidated statement of operations as revenue sharing arrangement. We had receivables of $0.3 million at September 30, 2015 and no receivables at December 31, 2014 from Exela.
Alexander A. Karsner
Alexander A. Karsner was a member of Board until the expiration of his term at the close of our Annual Meeting of Stockholders on June 11, 2014. In addition, Mr. Karsner provided consulting services to us beginning in 2011 through June 30, 2014. Amounts paid to Mr. Karsner for consulting services were nil for the three and nine months ended September 30, 2015 and nil and $60,000 for the three and nine months ended September 30, 2014, respectively.
Note 13. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Customer A	39%	27%	34%	26%
Customer B	40%	*	26%	*
Customer C (related party)	*	21%	13%	27%
* Less than 10% in period presented
Of the customers that contributed 10% or more of our total revenues, the following had accounts receivable balances for the periods presented:

	Percentage of Accounts Receivables at
	September 30, 2015	December 31, 2014
Customer A	42%	63%
Customer B	47%	2%
Customer C (related party)	*	—%
* Revenue percentage was less than 10%, accounts receivable balance not applicable

Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$8,755	$4,747	$16,516	$12,518
Asia
India	369	225	519	636
Others	619	658	1,305	1,338
Europe
Ireland	160	—	160	2,744
Others	7,498	1,842	11,712	3,864
Other	—	—	6	16
Total revenues	$17,401	$7,472	$30,218	$21,116
Identifiable long-lived assets were all in the United States as follows (in thousands):

	September 30, 2015	December 31, 2014
Long-lived assets
United States	$6,741	$10,475

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Biocatalysts are enzymes that initiate and/or accelerate chemical reactions. Manufacturers have historically used naturally occurring biocatalysts to produce many goods used in everyday life. However, inherent limitations in naturally occurring biocatalysts have restricted their commercial use. Our proprietary CodeEvolver® protein engineering technology platform (the "CodeEvolver® Platform Technology"), which introduces genetic mutations into microorganisms in order to give rise to changes in enzymes that they produce, is able to overcome many of these limitations, allowing us to evolve and optimize biocatalysts to perform specific and desired chemical reactions at commercial scale. Once potentially beneficial mutations are identified through this proprietary process, combinations of these mutations can then be tested until variant enzymes have been created that exhibit marketable performance characteristics superior to competitive products. This process allows for continuous, efficient improvements to the performance of enzymes. In the past, we implemented the CodeEvolver® Platform Technology through paid collaborations with our customers. In July 2014, we entered into our first license agreement pursuant to which we granted a license to a global pharmaceutical company to use the CodeEvolver® Platform Technology for their internal development purposes. In August 2015, we entered into a license agreement involving the CodeEvolver® Platform Technology with a second global pharmaceutical company and we continue to pursue licensing opportunities with additional customers.
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

Results of Operations Overview
Revenues were $17.4 million for the third quarter of 2015, an increase of 133% from $7.5 million for the third quarter of 2014. The increase in revenues was due to the achievement of milestones of $5.0 million and $6.5 million under our collaborative arrangements with Merck Sharp & Dohme Corp., known as MSD outside the United States and Canada ("Merck"), and GlaxoSmithKline ("GSK"), respectively, during the third quarter of 2015, partially offset by lower biocatalyst product sales and lower revenues from our revenue sharing arrangement with Exela PharmSci, Inc. ("Exela").
Revenues from our revenue sharing arrangement with Exela decreased by $0.5 million, or 31%, to $1.1 million for the third quarter of 2015 compared to the same period in 2014. The decrease was due to lower sales of the argatroban injectable drug, which resulted from the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters.
Biocatalyst product sales decreased by $0.7 million, or 29%, to $1.8 million for the third quarter of 2015 compared to the corresponding period in 2014, primarily due to the timing of customer demands.
Biocatalyst research and development revenues were $14.5 million for the third quarter of 2015, an increase of $11.2 million, or 332%, compared to the third quarter of 2014, driven by the achievement of milestones under our collaborative arrangements with Merck and GSK.
Cost of biocatalyst product sales was $1.3 million for the third quarter of 2015, a decrease of 15% from $1.5 million for the third quarter of 2014, due primarily to the decrease of biocatalyst product sales. Biocatalyst product gross margin in the third quarter of 2015 was 28% compared to 40% in the same period in 2014, due to changes in the product sales mix.
Research and development expenses remained flat at $5.0 million for the third quarter of 2015 compared to the same period in 2014. Research and development expenses in the third quarter of 2015 included higher lab supply expenses offset by lower depreciation expenses and lower contractor charges.
Selling, general and administrative expenses were $5.4 million for the third quarter of 2015, an increase of 5% from $5.2 million for the third quarter of 2014. The increase in general and administrative expenses for the third quarter of 2015 was primarily driven by higher personnel-related expenses (including stock-based compensation), partially offset by lower legal expenses and contractor charges.
Net income for the third quarter of 2015 was $5.4 million, representing basic net income of $0.14 per share. This compares favorably to a net loss of $4.6 million, or net loss of $0.12 per share, for the third quarter of 2014. The net income position is primarily related to the achievement of the milestones from the Merck License Agreement and the GSK License Agreement.
Cash and cash equivalents decreased to $17.0 million as of September 30, 2015 compared to $26.5 million as of December 31, 2014. Net cash used in operating activities increased to $7.5 million in the nine months ended September 30, 2015 compared to $4.7 million in the nine months ended September 30, 2014. We are actively collaborating with new and existing customers in the pharmaceutical and other markets and we believe that we can utilize our products and services, and develop new products and services, to increase our revenue and gross margins in future periods. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into a CodeEvolver® platform technology transfer, collaboration and license agreement (the "GSK License Agreement") with GSK. Under the terms of the GSK License Agreement, we granted GSK a non-exclusive license to use the CodeEvolver® Platform Technology to develop novel enzymes for use in the manufacture of GSK's pharmaceutical and health care products.
We received a $6.0 million up-front licensing fee upon signing the GSK License Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone. During the three months ended September 30, 2015, we achieved the second milestone of the agreement earning another milestone payment of $6.5 million. We are eligible to receive an additional contingent payment of $7.5 million upon the completion of the technology transfer period. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities. We do not expect to begin receiving these additional contingent payments, if any, during the first three years of the GSK License Agreement.

For up to three years following the end of the three-year period during which we will transfer the CodeEvolver® Platform Technology to GSK, GSK can exercise an option, upon payment of certain additional fees, that would extend GSK's license to include certain improvements to the CodeEvolver® Platform Technology that arise during such period. In addition, we will also be eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the CodeEvolver® Platform Technology.
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
The up-front license fee of $6.0 million is being recognized over the technology transfer period of three years. We recognized license fees of $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million for the three and nine months ended September 30, 2014 as biocatalyst research and development revenues. We had a deferred revenue balance from GSK related to the upfront license fee of $3.5 million at September 30, 2015 and $5.0 million at December 31, 2014.
Merck Platform Technology Transfer and License Agreement
On August 3, 2015 ("Effective Date"), we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck License Agreement") with Merck. The Agreement allows Merck to use the CodeEvolver® Platform Technology in the field of human and animal healthcare.
We received a $5.0 million up-front licensing fee upon signing the Merck License Agreement. During the three months ended September 30, 2015, we achieved the first milestone of the Merck License Agreement earning a milestone payment of $5.0 million. We are eligible to receive an additional $8.0 million subject to the satisfactory completion of the second milestone of the technology transfer process. We will also be eligible to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® Platform Technology.
Under the terms of the Merck License Agreement, we granted to Merck a non-exclusive, worldwide license to use the CodeEvolver® Platform Technology to research, develop and manufacture novel enzymes for use by Merck in its internal research programs ("Merck Non-Exclusive Field"). The license to Merck is exclusive for the research, development and manufacture of novel enzymes for use by Merck in the chemical synthesis of therapeutic products owned or controlled by Merck ("Merck Exclusive Field"). Merck has the right to grant sublicenses to affiliates of Merck and, in certain limited circumstances, to third parties. We also granted to Merck a license to make or have made products manufactured using the CodeEvolver® Platform Technology with a right to grant sublicenses solely to affiliates of Merck, contract manufacturing organizations and contract research organizations. The manufacturing license is exclusive in the Merck Exclusive Field and non-exclusive in the Merck Non-Exclusive Field. The licenses are subject to certain limitations based on pre-existing contractual obligations that apply to the technology and intellectual property that are the subject of the license grants. The licenses do not permit the use of the CodeEvolver® Platform Technology to discover any therapeutic enzyme, diagnostic product or vaccine. In addition, Merck is prohibited from using the CodeEvolver® Platform Technology to develop or produce enzymes or any other compounds for or on behalf of any third parties except in a very limited manner when Merck divests a therapeutic product that is manufactured using an enzyme developed using the CodeEvolver® Platform Technology.
Under the Merck License Agreement, we will transfer the CodeEvolver® Platform Technology to Merck over an approximately 15 to 24 month period starting on the Effective Date (the "Technology Transfer Period"). As part of this technology transfer, we will provide to Merck our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of our and Merck scientists will participate in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Merck laboratory. Upon completion of technology transfer, Merck will have CodeEvolver® Platform Technology installed at its designated site.

The licenses to Merck are granted under patents, patent applications and know-how that we own or control as of the Effective Date and that cover the CodeEvolver® Platform Technology. Any improvements to the CodeEvolver® Platform Technology during the Technology Transfer Period will also be included in the license grants from Codexis to Merck. At the end of the Technology Transfer Period, Merck can exercise annual options that, upon payment of certain option fees, would extend Merck's license to include certain improvements to the CodeEvolver® Platform Technology that arise during the three-year period that begins at the end of the Technology Transfer Period.
During the 15-month period that started on the Effective Date, we will provide additional enzyme evolution services to Merck at our laboratories in Redwood City.
The up-front license fee of $5.0 million is being recognized ratably over a two-year period. We recognized license fees of $0.4 million for the three months ended September 30, 2015 as biocatalyst research and development revenue and had a deferred revenue balance from Merck related to the Merck License Agreement license fees of $4.6 million at September 30, 2015.
Under the Merck License Agreement, we will own any improvements to our protein engineering methods, processes and algorithms that arise and any enzyme technology or process technology that are developed during a technology transfer project, an evolution program or additional services. Merck will own (the "Merck-Owned Technology") (a) any enzyme technology that is developed solely by Merck under the Agreement using the CodeEvolver® Platform Technology (a "Project Enzyme") and (b) the methods of use of any Project Enzyme or any enzyme developed jointly by Merck and us using the CodeEvolver® Platform Technology. Merck granted to us a worldwide, non-exclusive, fully paid-up, royalty-free license, with the right to grant sublicenses, to use the Merck-Owned Technology outside of the Merck Exclusive Field.
For each API that Merck manufactures using an enzyme developed using the CodeEvolver® Platform Technology, we will have a right of first refusal to supply Merck with the enzyme used to manufacture the API if Merck outsources the supply of the enzyme. Our right of first refusal applies during the period that begins on the completion of a Phase III clinical trial for the product containing the API and ends five years following regulatory approval for such product.
The Merck License Agreement has a term that begins on the Effective Date and continues, unless earlier terminated, until the expiration of all payment obligations under the agreement. Merck may terminate the Merck License Agreement by providing 90 days written notice to us. If Merck exercises this termination right during the Technology Transfer Period, Merck will make a one-term termination payment to us of $8.0 million. We can terminate the Merck License Agreement by providing 30 days written notice to Merck if we determine, pursuant to our contractual audit rights under the agreement, that Merck has repeatedly failed to make required payments to us and/or materially underpaid us an amount due under the Merck License Agreement. In the event the Merck License Agreement is terminated earlier by Merck, or by us due to an uncured material breach by Merck, or if Merck sells or transfers to a third party any Merck business or facility that includes any of our proprietary materials, information or technology, we have the right to conduct an audit of Merck's facilities to confirm that all of our proprietary materials, information and technology have been destroyed. The Merck License Agreement contains indemnification provisions under which Merck and we indemnify each other against certain third party claims.

Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenues:
Biocatalyst product sales	$1,818	$2,562	$(744)	(29)%	$6,915	$8,323	$(1,408)	(17)%
Biocatalyst research and development	14,517	3,364	11,153	332%	19,247	7,176	12,071	168%
Revenue sharing arrangement	1,066	1,546	(480)	(31)%	4,056	5,617	(1,561)	(28)%
Total revenues	17,401	7,472	9,929	133%	30,218	21,116	9,102	43%
Costs and operating expenses:
Cost of biocatalyst product sales	1,302	1,532	(230)	(15)%	4,009	6,179	(2,170)	(35)%
Research and development	4,994	5,038	(44)	(1)%	15,457	17,708	(2,251)	(13)%
Selling, general and administrative	5,415	5,157	258	5%	16,289	16,791	(502)	(3)%
Total costs and operating expenses	11,711	11,727	(16)	—%	35,755	40,678	(4,923)	(12)%
Income (loss) from operations	5,690	(4,255)	9,945	(234)%	(5,537)	(19,562)	14,025	(72)%
Interest income	4	3	1	33%	12	15	(3)	(20)%
Other expenses	(26)	(57)	31	(54)%	(147)	(183)	36	(20)%
Income (loss) before income taxes	5,668	(4,309)	9,977	(232)%	(5,672)	(19,730)	14,058	(71)%
Provision for (benefit from) income taxes	274	253	21	8%	(144)	(314)	170	(54)%
Net income (loss)	$5,394	$(4,562)	$9,956	(218)%	$(5,528)	$(19,416)	$13,888	(72)%
Our revenues are comprised of biocatalyst product sales, biocatalyst research and development arrangements, and a revenue sharing arrangement.
•Biocatalyst product sales revenues consist of sales of biocatalyst enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits.
•Biocatalyst research and development revenues include license, technology access and exclusivity fees, research services FTE, contingent payments, royalties, and optimization and screening fees.
•Revenue sharing arrangement revenues are recognized based upon sales of licensed products by Exela.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Biocatalyst product sales	$1,818	$2,562	$(744)	(29)%	$6,915	$8,323	$(1,408)	(17)%
Biocatalyst research and development	14,517	3,364	11,153	332%	19,247	7,176	12,071	168%
Revenue sharing arrangement	1,066	1,546	(480)	(31)%	4,056	5,617	(1,561)	(28)%
Total revenues	$17,401	$7,472	$9,929	133%	$30,218	$21,116	$9,102	43%
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
Total revenues increased $9.9 million and $9.1 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of the increase in biocatalyst research and development revenues, partially offset by decreases in biocatalyst product sales and revenues from our revenue-sharing arrangement with Exela.
Biocatalyst product sales decreased $0.7 million and $1.4 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily due to the timing of customer demand during the three and nine months ended September 30, 2015 compared to the same periods in 2014.
Biocatalyst research and development revenues increased approximately $11.2 million and $12.1 million in the three and nine months ended September 30, 2015 as a result of the achievement of milestones of $5.0 million and $6.5 million from the Merck License Agreement and the GSK License Agreement, respectively, during the third quarter of 2015.
Revenues from the revenue-sharing arrangement with Exela for the sales of argatroban injectable drug decreased $0.5 million and $1.6 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease is the result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters. We believe that revenues from our revenue-sharing arrangement with Exela may continue to decline in future quarters due to increasing generic competition.
Cost and Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Cost of biocatalyst product sales	$1,302	$1,532	$(230)	(15)%	$4,009	$6,179	$(2,170)	(35)%
Research and development	4,994	5,038	(44)	(1)%	15,457	17,708	(2,251)	(13)%
Selling, general and administrative	5,415	5,157	258	5%	16,289	16,791	(502)	(3)%
Total operating expenses	$11,711	$11,727	$(16)	—%	$35,755	$40,678	$(4,923)	(12)%
Cost of Biocatalyst Product Sales and Product Gross Margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Biocatalyst product sales	$1,818	$2,562	$(744)	(29)%	$6,915	$8,323	$(1,408)	(17)%
Cost of biocatalyst product sales	1,302	1,532	(230)	(15)%	4,009	6,179	(2,170)	(35)%
Biocatalyst product gross profit	$516	$1,030	$(514)	(50)%	$2,906	$2,144	$762	36%
Product gross margin (%)	28%	40%			42%	26%
Cost of biocatalyst product sales comprises both internal and third-party fixed and variable costs, including the amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product sales.
Our cost of biocatalyst product sales decreased by $0.2 million, or 15%, during the three months ended September 30, 2015 and $2.2 million, or 35%, during the nine months ended September 30, 2015 due to lower biocatalyst product sales compared to the same periods in 2014. Product gross margins were 28% and 42% in the three and nine months ended September 30, 2015, compared to 40% and 26% in the same periods in 2014 due to changes in the product sales mix.
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs primarily consist of (i) employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), (ii) various allocable expenses, which include occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, and (iii) external costs. Research and development expenses are expensed when incurred. We budget total research and development expenses on an internal department level because we do not have project or program level reporting capabilities.
Research and development expenses remained flat for the third quarter of 2015 and decreased by $2.3 million during the nine months ended September 30, 2015 compared to the same periods in 2014. Research and development expenses for the nine months ended 2014 included non-recurring non-cash impairment charges of $2.7 million, of which $1.8 million was related to the write down of assets associated with our CodeXol program and the remainder due to changes in fair value of assets held for sale. Additionally, research and development expenses for the first quarter of 2014 included a $0.8 million gain from the sale of our former Hungarian subsidiary. Excluding such non-recurring charges, research and development expenses decreased $0.4 million during the nine months ended September 30, 2015 compared to the same periods in 2014, primarily due to a decrease in depreciation expenses resulting from the aforementioned impairments and the sale of our Hungarian subsidiary in 2014, partially offset by an increase in employee-related expenses of $0.4 million in the nine months ended September 30, 2015 compared to the same period in 2014.
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
Selling, general and administrative expenses increased marginally by $0.3 million, or 5%, during the third quarter of 2015 and decreased by $0.5 million, or 3%, for the nine months ended September 30, 2015, compared to the same periods in 2014. The increase during the third quarter of 2015 was driven by increases in personnel-related expenses, including an increase in stock-based compensation expense of $0.2 million, partially offset by decreases in legal, insurance and contractor expenses. The decrease during the nine months ended September 30, 2015 related primarily to a decrease in legal fees.
Interest income and other expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2015	2014	$	%	2015	2014	$	%
Interest income	$4	$3	$1	33%	$12	$15	$(3)	(20)%
Other expenses	(26)	(57)	31	(54)%	(147)	(183)	36	(20)%
Total other expenses	$(22)	$(54)	$32	(59)%	$(135)	$(168)	$33	(20)%
Changes to our interest income were marginal during the three and nine months ended September 30, 2015 compared to the same periods in 2014, driven primarily by changes in our cash and cash equivalent balances.
Other expenses decreased for the three and nine months ended September 30, 2015 compared to the same periods in 2014. These changes were primarily related to fluctuations in foreign currency.
Provision for (benefit from) income taxes
We recognized an income tax expense of $0.3 million for both the three months ended September 30, 2015 and 2014.  We recognized an income tax benefit of $0.1 million for the nine months ended September 30, 2015, as compared to $0.3 million for the same period in 2014.  The decrease was primarily due to the release of reserves related to uncertain tax positions that was recorded in 2014 whereas no release was recorded in 2015.
The tax benefit for the nine months ended September 30, 2015 primarily related to unrecognized gains from changes in the fair value of our investment in CO2 Solutions.  The tax benefit for the nine months ended September 30, 2014  primarily consisted of income tax benefit attributable to foreign operations offset by the tax effect of the unrecognized gain from our investment in CO2 Solutions.  Additionally, for the nine months ended September 30, 2014, we recognized approximately $0.4 million of previously unrecognized tax benefits related to our operations in Singapore.
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

(In Thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$16,963	$26,487
Working capital	$19,513	$19,272

	Nine months ended September 30,
(In Thousands)	2015	2014
Net cash used in operating activities	$(7,482)	$(4,653)
Net cash provided by (used in) investing activities	(465)	4,680
Net cash used in financing activities	(1,577)	(635)
Net decrease in cash and cash equivalents	$(9,524)	$(608)
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
We expect to receive payments totaling $11.5 million during the fourth quarter of 2015 from the achievement of milestones under our collaborative arrangements with Merck and GSK. We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
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

Cash Flows from Operating Activities
Cash used in operating activities was $7.5 million for the nine months ended September 30, 2015, which resulted from a net loss of $5.5 million for the nine months ended September 30, 2015 adjusted for non-cash depreciation and amortization of $4.1 million and stock-based compensation of $3.8 million, as well as changes in operating assets and liabilities. Such changes included an increase in accounts receivable of $9.7 million related to the achievement of milestones from collaborative arrangements with Merck and GSK during the third quarter of 2015 and a decrease in accounts payable of $3.5 million, which were partially offset by an increase in deferred revenues of $4.0 million.
Cash used in operating activities was $4.7 million for the nine months ended September 30, 2014, which resulted from a net loss of $19.4 million for the nine months ended September 30, 2014, adjusted for non-cash depreciation and amortization of $5.2 million, stock-based compensation of $3.6 million and impairment and changes in fair values of assets held for sale totaling $2.7 million. Cash used in operating activities was offset by the receipt of $6.0 million in up-front fees under the collaborative arrangement with GSK and a $0.8 million gain on the sale of our Hungarian subsidiary.
Cash Flows from Investing Activities
Cash used in investing activities was $0.5 million for the nine months ended September 30, 2015 primarily due to the purchase of property and equipment.
Cash provided by investing activities was $4.7 million for the nine months ended September 30, 2014 mainly resulting from $3.0 million in proceeds from the maturity of our investments in marketable securities and $1.5 million in proceeds from the sale of our Hungarian subsidiary.
Cash Flows from Financing Activities
Cash used in financing activities was $1.6 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. Cash used in financing activities consisted of the payment of taxes related to the net share settlement of equity awards, partially offset by the proceeds from exercises of employee stock options.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2015.
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
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures for the three and nine months ended September 30, 2015. This is discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015.

Equity Price Risk
As described in Note 5, "Marketable Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of September 30, 2015, the fair value of our investment in CO2 Solutions' common stock was $1.2 million and our carrying cost for the investment was $0.6 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of September 30, 2015 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss). The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of September 30, 2015 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss).

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the "Risk Factors"). Except as set forth below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2014 with respect to the Risk Factors. Investors should consider the Risk Factors, as updated below, prior to making an investment decision with respect to our stock.
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
Compliance with European Union chemical regulations could be costly and adversely affect our business and results of operations.
Some of our products are subject to the European Union regulatory regime known as The Registration, Evaluation and Authorization of Chemicals (“REACH”). REACH mandates that certain chemicals manufactured in, or imported into, the European Union be registered and evaluated for their potential effects on human health and the environment.  Under REACH, we and our contract manufacturers located in the European Union are required to register certain of our products based on the quantity of such product imported into or manufactured in the European Union and on the product’s intended end-use.  The registration, evaluation and authorization process under REACH can be costly and time consuming.  Problems or delays in the registration, evaluation or authorization process under REACH could delay or prevent the manufacture of some of our products in, or the importation of some of our products into, the European Union, which could adversely affect our business and results of operations. In addition, if we or our contract manufacturers fail to comply with REACH, we may be subject to penalties or other enforcement actions, which could have a material adverse effect on our business and results of operations.

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

Codexis, Inc.

Date:	November 5, 2015	By:	/s/ John Nicols
John Nicols President and Chief Executive Officer (principal executive officer)

Date:	November 5, 2015	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

4.1	Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

10.1†	Platform Technology Transfer and License Agreement by and between the Company and Merck Sharp & Dohme Corp., dated as of August 3, 2015.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

† Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.