Form 10-Q
period 2016-03-31
CODEXIS INC
filed 2016-05-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 40,788,170 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For The Three Months Ended March 31, 2016

Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$22,163	$23,273
Accounts receivable, net of allowances of $421 at March 31, 2016 and December 31, 2015	4,352	7,329
Inventories	1,021	992
Prepaid expenses and other current assets	1,239	1,245
Total current assets	28,775	32,839
Restricted cash	787	787
Marketable securities	1,459	1,549
Property and equipment, net	2,756	3,109
Intangible assets, net	1,968	2,812
Goodwill	3,241	3,241
Other non-current assets	202	310
Total assets	$39,188	$44,647
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,850	$3,399
Accrued compensation	4,305	3,331
Other accrued liabilities	3,224	2,013
Deferred revenue	6,105	6,098
Total current liabilities	16,484	14,841
Deferred revenue, net of current portion	2,929	3,120
Lease incentive obligation, net of current portion	1,204	1,310
Other long-term liabilities	2,458	2,497
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000 shares authorized at March 31, 2016 and December 31, 2015; shares issued of 41,081 and 40,636 at March 31, 2016 and December 31, 2015, respectively; and shares outstanding of 40,788 and 40,343 at March 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	306,279	305,981
Accumulated other comprehensive income	315	405
Accumulated deficit	(290,485)	(283,511)
Total stockholders' equity	16,113	22,879
Total liabilities and stockholders' equity	$39,188	$44,647
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Biocatalyst product sales	$3,740	$3,076
Biocatalyst research and development	3,534	2,197
Revenue sharing arrangement	722	1,525
Total revenues	7,996	6,798
Costs and operating expenses:
Cost of biocatalyst product sales	2,489	1,456
Research and development	5,686	5,293
Selling, general and administrative	6,802	5,578
Total costs and operating expenses	14,977	12,327
Loss from operations	(6,981)	(5,529)
Interest income	15	4
Other income (expense)	3	(25)
Loss before income taxes	(6,963)	(5,550)
Provision for income taxes	11	12
Net loss	$(6,974)	$(5,562)
Net loss per share, basic and diluted	$(0.17)	$(0.14)
Weighted average common shares used in computing net loss per share, basic and diluted	40,072	38,779

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,974)	$(5,562)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax expense of $0 and $8 for the three months ended March 31, 2016 and 2015, respectively.	(90)	16
Other comprehensive income (loss)	(90)	16
Total comprehensive loss	$(7,064)	$(5,546)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(6,974)	$(5,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	844	844
Depreciation and amortization of property and equipment	465	558
Gain on disposal of property and equipment	(27)	(5)
Stock-based compensation	1,389	1,285
Amortization of premium on marketable securities	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	2,977	655
Inventories, net	(30)	403
Prepaid expenses and other current assets	5	(11)
Other assets	109	1
Accounts payable	(395)	(2,731)
Accrued compensation	974	654
Other accrued liabilities	1,172	(557)
Long term lease incentive	(106)	(106)
Deferred revenue	(184)	723
Net cash provided by (used in) operating activities	219	(3,848)
Investing activities:
Purchase of property and equipment	(265)	(52)
Proceeds from sale of property and equipment	27	5
Net cash used in investing activities	(238)	(47)
Financing activities:
Proceeds from exercises of options to purchase common stock	7	124
Taxes paid related to net share settlement of equity awards	(1,098)	(557)
Net cash used in financing activities	(1,091)	(433)
Net decrease in cash and cash equivalents	(1,110)	(4,328)
Cash and cash equivalents at the beginning of the period	23,273	26,487
Cash and cash equivalents at the end of the period	$22,163	$22,159

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
Once potentially beneficial mutations are identified through this proprietary process, combinations of these mutations can then be tested until variant enzymes have been created that exhibit marketable performance characteristics superior to competitive products. This process allows for continuous, efficient improvements to the performance of enzymes. In the past, we implemented the CodeEvolver® protein engineering technology platform through paid collaborations with our customers. In July 2014, we entered into our first license agreement pursuant to which we granted a license to a global pharmaceutical company to use the CodeEvolver® protein engineering technology platform for its internal development purposes. In August 2015, we entered into a license agreement involving the CodeEvolver® protein engineering technology platform with a second global pharmaceutical company and we continue to pursue licensing opportunities with additional customers.
We have commercialized our technology and products in the pharmaceuticals market, which is our primary business focus. Our customers, which include several large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development.
We also use our technology to develop biocatalysts for use in the fine chemicals market. The fine chemicals market consists of several large market verticals, including food, animal feed, flavors, fragrances, and agricultural chemicals.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2016 and results of our operations and comprehensive loss for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

The unaudited interim condensed consolidated financial statements include Codexis, Inc. and its wholly owned subsidiaries in the United States, India, Mauritius and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.
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
We account for revenues from multiple element arrangements, such as license and platform technology transfer agreements and collaborative arrangements in which a licensee may purchase several deliverables, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-25, "Multiple Element Arrangements." For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.
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
Revenue Sharing Arrangement
We recognize revenues from a revenue sharing arrangement based upon sales of licensed products by our revenue share partner Exela PharmSci, Inc. ("Exela") (see Note 11, "Related Party Transactions"). We recognize revenues net of product and selling costs upon notification from our revenue share partner of our portion of net profit based on the contractual percentage from the sale of licensed product.
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
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities, as mentioned above. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, as well as external costs, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.
Stock-Based Compensation
We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans. The Black-Scholes-Merton option pricing model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We had, due to insufficient historical data, used the “simplified method,” as described in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to determine the expected term of all stock options granted from the inception of our equity plans through the first half of 2015. Beginning in the third quarter of 2015, we believe we have sufficient historical data to calculate expected terms for stock options granted. Thus, the expected term was based on historical exercise behavior on similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We used historical volatility to estimate expected stock price volatility. The risk-free rate assumption was based on United States Treasury instruments whose terms were consistent with the expected term of the stock options. The expected dividend assumption was based on our history and expectation of dividend payouts.
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
We have not recognized, and do not expect to recognize in the near future, any excess income tax benefits related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to net operating loss carryforwards.
Foreign Currency Translation
The United States dollar is the functional currency for our operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the accompanying condensed consolidated statements of operations. Gains and losses realized from non-U.S. dollar transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity's functional currency, are included in other expense in the accompanying condensed consolidated statements of operations.

Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $22.2 million at March 31, 2016 and were comprised of cash of $11.1 million and money market funds of $11.1 million.
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
Marketable Securities
We invest in equity securities and we classify those investments as available-for-sale. These securities are carried at estimated fair value (see Note 5, "Marketable Securities") with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. Available-for-sale equity securities with remaining maturities of greater than one year or which we currently do not intend to sell are classified as long-term.
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
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1: Inputs that are unadjusted, quoted prices in active markets that are accessible at the measurement date for assets or liabilities.

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

Intangible Assets
Our intangible assets are finite-lived and consist of customer relationships, developed core technology, trade names, and the intellectual property ("IP") rights associated with the acquisition of Maxygen Inc.'s ("Maxygen") directed evolution technology in 2010. Intangible assets were recorded at their fair values at the date we acquired the assets and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives.
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
The Core IP is the only finite-lived intangible asset on our condensed consolidated balance sheet as of March 31, 2016. There has been no significant change in the utilization or estimated life of the Core IP since we acquired the technology patent portfolio from Maxygen.
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
In the fourth quarter of 2015, we determined that there were no events or changes in circumstances that indicated that the carrying value of the Asset Group might not be recoverable. We concluded that the fair value of the reporting unit exceeded its carrying value and no impairment existed. During the three months ended March 31, 2016, we did not identify any indicators of potential impairment of intangible assets or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2015.
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
We use our market capitalization as an indicator of fair value. We believe that because our reporting unit is publicly traded, the ability of a controlling stockholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of our reporting unit as a whole to exceed its market capitalization. Therefore, we believe that the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit.

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
Should our market capitalization be less than total stockholders' equity as of our annual test date or as of any interim impairment testing date, we would also consider market comparables, recent trends in our stock price over a reasonable period and, if appropriate, use an income approach to determine whether the fair value of our reporting unit is greater than the carrying amount.
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
Goodwill was tested for impairment in the fourth quarter of 2015. We determined that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we concluded there was no impairment of our goodwill as of December 31, 2015. During the three months ended March 31, 2016, we did not identify any indicators of potential impairment of goodwill or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2015.
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
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We do not expect the adoption of ASU 2014-11 will have a material impact on our consolidated financial statements and related disclosures.
In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." This ASU defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" for all entities by one year. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). ASU 2014-09 as amended by ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. We are currently in the process of evaluating the impact of the pending adoption of this standard (including its three amendments) on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which replaces prior lease guidance (Topic 840.) The new guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain practical expedients. Full retrospective application is prohibited. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," changing certain aspects of accounting for share-based payments to employees (Topic 718), as well as affecting the accounting classification within the statement of cash flows. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will allow a policy election to account for forfeitures as they occur and will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements and related disclosures.
In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," adding clarification, while retaining the core principles in the revenue guidance. For identifying performance obligations, the ASU clarifies when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. For licensing, the ASU clarifies how an entity should evaluate the nature of its promise in granting a license of IP, which will determine whether it recognizes revenue over time (“symbolic IP”) or at a point in time (“functional IP”).The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14).
Note 3. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For all periods presented, diluted and basic net loss per share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
Anti-Dilutive Securities
In periods of net loss, the period-ending number of shares outstanding related to potentially dilutive securities, prior to the application of the treasury stock method, are excluded from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect. The following shares were not considered in the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2016	2015
Shares issuable under Equity Incentive Plan	6,577	7,124
Shares issuable upon the conversion of warrants	73	75
Total shares excluded as anti-dilutive	6,650	7,199
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
We received a $6.0 million up-front licensing fee upon signing the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone of the agreement earning another milestone payment of $6.5 million. We are eligible to receive an additional contingent payment of $7.5 million upon the completion of the technology transfer period. (See Note 13, "Subsequent event" for details.) We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities.
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
The up-front license fee of $6.0 million is being recognized ratably over the technology transfer period of three years. We recognized license fees of $0.5 million and $0.5 million three months ended March 31, 2016 and 2015, respectively, as biocatalyst research and development revenues. We had a deferred revenue balance from GSK related to the upfront license fee of $2.5 million at March 31, 2016 and $3.0 million at December 31, 2015.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck Sharp and Dohme Corp., known as MSD outside the United States and Canada ("Merck"). The Agreement allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
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
The up-front license fee of $5.0 million is being recognized ratably over a two-year period. We recognized license fees of $0.6 million for the three months ended March 31, 2016, as biocatalyst research and development revenues and had a deferred revenue balance from Merck related to the Merck CodeEvolver® Agreement license fees of $3.3 million at March 31, 2016 and $4.0 million at December 31, 2015.
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Catalyst Supply Agreement") with Merck whereby Merck may obtain commercial scale substance for use in the manufacture of its products based on the active ingredient sitagliptin, e.g., Januvia®. In December 2015, Merck exercised its option under the terms of the Sitagliptin Catalyst Supply Agreement to extend the agreement for an additional five years through February 2022.
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
We recognized license fees of $0.3 million and $0.5 million for the three months ended March 31, 2016 and 2015 as biocatalyst research and development revenues. We had a deferred revenue balance from Merck related to license fees of $2.3 million at March 31, 2016 and $1.0 million at December 31, 2015. In addition, pursuant to the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices.

Note 5. Marketable Securities
Securities classified as available-for-sale at March 31, 2016 and at December 31, 2015 consisted of the following (in thousands):

	March 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$11,130	$—	$—	$11,130	n/a
Common shares of CO2 Solutions (2)	563	896	—	1,459	n/a
Total	$11,693	$896	$—	$12,589

	December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$11,120	$—	$—	$11,120	n/a
Common shares of CO2 Solutions (2)	563	986	—	1,549	n/a
Total	$11,683	$986	$—	$12,669
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on our condensed consolidated balance sheets.
There were no marketable securities in an unrealized loss position at March 31, 2016 or at December 31, 2015.
Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, by level within the fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$11,130	$—	$—	$11,130
Common shares of CO2 Solutions	—	1,459	—	1,459
Total	$11,130	$1,459	$—	$12,589

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$11,120	$—	$—	$11,120
Common shares of CO2 Solutions	—	1,549	—	1,549
Total	$11,120	$1,549	$—	$12,669
We determine the fair value of Level 1 assets using quoted prices in active markets for identical assets.  We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange, and we classified our investment in CO2 Solutions as Level 2 assets due to the volatile and low trading volume. There were no transfers between Level 1 and Level 2 securities in the periods presented. See also Note 5 - Cash Equivalents and Marketable Securities.

Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$272	$262
Work-in-process	37	—
Finished goods	712	730
Inventories	$1,021	$992
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Laboratory equipment	$20,534	$20,503
Leasehold improvements	10,395	10,369
Computer equipment	3,271	3,271
Office furniture and equipment	1,179	1,178
Construction in progress (1)	57	3
Property and equipment	35,436	35,324
Less: accumulated depreciation and amortization	(32,680)	(32,215)
Property and equipment, net	$2,756	$3,109
(1)    Construction in progress includes equipment received but not yet placed into service pending installation.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands, except weighted average amortization period):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (years)
Developed and core technology	$1,534	$(1,534)	$—	$1,534	$(1,534)	$—	5
Maxygen intellectual property	20,244	(18,276)	1,968	20,244	(17,432)	2,812	6
Intangible assets, net	$21,778	$(19,810)	$1,968	$21,778	$(18,966)	$2,812
The remaining estimated future amortization expense to be charged to research and development through December 31, 2016 is $1.968 million.
Goodwill
Goodwill had a carrying value of approximately $3.2 million at March 31, 2016 and December 31, 2015.

Note 8. Stock-Based Compensation
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
We issue employees RSUs, which generally vest over either a three year period with one-third of the awards vesting on each annual anniversary or a four year period with 25% of the awards vesting on each annual anniversary. We may grant RSUs with different vesting terms from time to time.
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
In the first quarter of 2016, we awarded PSUs based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, new R&D service revenue arrangements and novel therapeutic enzymes advancement ("2016 PSUs"). These 2016 PSUs vest such that one-half of the 2016 PSUs subject to the award vest approximately one year following the grant, and the remainder of the 2016 PSUs vest approximately two years following the grant, subject to our achievement of the performance goals and the recipient’s continued service on each vesting date. If the performance goals are achieved at the threshold level, the number of shares issuable in respect of the 2016 PSUs would be equal to half the number of 2016 PSUs granted. If the performance goals are achieved at the target level, the number of shares issuable in respect of the 2016 PSUs would be equal to the number of 2016 PSUs granted. If the performance goals are achieved at the superior level, the number of shares issuable in respect of the 2016 PSUs would be equal to two times the number of 2016 PSUs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels or between the target level and superior levels would be determined using linear interpolation. Achievement below the threshold level would result in no shares being issuable in respect of the 2016 PSUs. In first quarter of 2016, we estimated that the 2016 PSU performance goals would be achieved at 100% of the target level. Accordingly, we recognized expense to reflect the target level.
In 2015, we awarded PSUs ("2015 PSUs") based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, and securing a drug development partnership ("2015 PSUs"), with other terms similar to the 2014 PSUs and 2016 PSUs. The 2015 PSUs vest one-half respectively in the first quarters of 2016 and 2017, subject to the recipient’s continued service on each vesting date. In the first quarter of 2016, we determined that the 2015 PSU performance goals had been achieved at 92.8% of the target level, and recognized expenses accordingly.
In 2014, we awarded PSUs ("2014 PSUs") based upon the achievement of certain cash flow performance goals, with other terms similar to the 2015 PSUs and 2016 PSUs. The 2014 PSUs vested one-half respectively in the first quarters of 2015 and 2016, subject to the recipient’s continued service on each vesting date. In the first quarter of 2015, we determined that the 2014 PSU performance goals had been achieved at 53.0% of the target level, and recognized expenses accordingly.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$220	$291
Selling, general and administrative	1,169	994
Total	$1,389	$1,285
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$304	$248
RSUs and RSAs	574	792
PSUs	511	245
Total	$1,389	$1,285
As of March 31, 2016, unrecognized stock-based compensation expense, net of expected forfeitures, was $2.7 million related to unvested employee stock options, $2.2 million related to unvested RSUs and RSAs and $2.4 million related to unvested PSUs.
Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options granted were as follows:

	Three Months Ended March 31,
	2016	2015
Expected term (in years) (1)	5.4	6.0
Volatility	65%	66%
Risk-free interest rate	1.30%	1.69%
Dividend yield	—%	—%
Weighted-average estimated fair value of stock options granted	$2.31	$2.05
(1) We had, due to insufficient historical data, used the “simplified method,” as described in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to determine the expected term of all stock options granted from the inception of our equity plans through the first half of 2015. Beginning in the third quarter of 2015, we believe we have sufficient historical data to calculate expected terms for stock options granted. (See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies").
Note 9. Capital Stock
Exercise of options
For the three months ended March 31, 2016 and 2015, 4,466 and 64,263 shares were exercised at a weighted-average exercise price of $1.61 and $1.93 per share, respectively, with net cash proceeds of $7 thousand and $124 thousand, respectively.
Warrants
Our outstanding warrants are exercisable for common stock at any time during their respective terms. As of March 31, 2016, the following warrants remain outstanding:

	March 31, 2016
Issue Date	Shares Subject to Warrants	Exercise Price per Share	Expiration
September 28, 2007	72,727	$8.25	September 28, 2017

Note 10. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 107,200 square feet of office and laboratory space in four buildings within the same business park of Metropolitan Life Insurance Company ("Met-Life"). We entered into the initial lease with Met-Life for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the lease, with the latest amendment being in 2012. The various terms for the spaces under the lease have expiration dates that range from January 2017 through January 2020. In October 2015, we entered into an agreement to sublet a portion of our headquarters to a subtenant effective January 2016. This sublease expires in November 2019.
We incurred $3.6 million of capital improvement costs related to the facilities leased from Met-Life through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord from the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligation was $1.6 million at March 31, 2016, and is reflected in other liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.4 million as of both March 31, 2016 and December 31, 2015, which are included in other liabilities on the consolidated balance sheets Accretion expense related to our asset retirement obligations was nominal in the three months ended March 31, 2016 and nominal in the three months ended March 31, 2015.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of March 31, 2016 and December 31, 2015. These deposits are recorded as restricted cash on the consolidated balance sheets.
Rent expense was $0.9 million and $0.8 million in the three months ended March 31, 2016 and 2015, respectively, partially offset by sublease income of $0.2 million and $0.2 million during the respective periods.
Future minimum payments under noncancellable operating leases are as follows at March 31, 2016 (in thousands):

Years ending December 31,	Lease payments
2016 (9 months remaining)	$2,128
2017	2,677
2018	2,736
2019	2,818
2020 and beyond	236
Total	$10,595
Minimum payments have not been reduced by future minimum sublease rentals of $2.5 million to be received under non-cancellable subleases at March 31, 2016.
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
Note 11. Related Party Transactions
Exela PharmSci, Inc.
Since September 2007, we have been party to a license agreement with Exela PharmaSci, Inc. (“Exela”). Under the license agreement, as amended, we and Exela cross-licensed certain technology relating to the manufacture of argatroban, an active pharmaceutical ingredient, in exchange for rights to certain sublicensing fees or development payments and profit sharing.
CMEA Ventures Life Sciences 2000, L.P. and its affiliate held approximately 7.4% of our common stock until its sale of all such shares on November 10, 2014 to Presidio Partners 2014, L.P. Presidio Partners 2007, L.P. (formerly CMEA Ventures VII, L.P.) owns over 10% of Exela’s outstanding capital stock. Thomas R. Baruch, one of our directors, serves on the board of directors of Exela, and is a general partner in Presidio Partners 2007, L.P. Mr. Baruch is also a general partner in CMEA Ventures Life Sciences 2000, L.P. Mr. Baruch has no direct or indirect pecuniary interest in the shares of our common stock owned by Presidio Partners 2014, L.P.
We recognized $0.7 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively, shown in the consolidated statement of operations as revenue sharing arrangement. We had no receivables from Exela at March 31, 2016 and December 31, 2015.
Note 12. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended March 31,
	2016	2015
Customer A	37%	27%
Customer B	18%	*
Customer C (related party)	*	22%
Customer D	*	11%
* Less than 10% in period presented
Customers that each contributed 10% or more of our total accounts receivable had the following balances for the periods presented:

	Percentage of Accounts Receivables at
	March 31, 2016	December 31, 2015
Customer A	42%	12%
Customer B	17%	*
Customer D	*	22%
Customer E (1)	*	40%
* Revenue percentage was less than 10%, accounts receivable balance not applicable
(1) This represents a $3.1 million settlement relating to past-due payments and settlement of future payments associated with our royalty business with a non-core customer as of December 31, 2015. We collected the full amount in February 2016.

Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
Revenues:	2016	2015
United States	$4,095	$4,297
Asia
India	1,023	121
Singapore	955	—
Others	225	221
Europe	1,698	2,159
Total revenues	$7,996	$6,798
Identifiable long-lived assets were all in the United States as follows (in thousands):

Long-lived assets:	March 31, 2016	December 31, 2015
United States	$4,926	$6,231
Note 13. Subsequent event

On May 2, 2016, Codexis announced the completion of the third and final Wave in the transfer of its proprietary CodeEvolver® protein engineering platform technology to GlaxoSmithKline (GSK). Codexis expects to receive a $7.5 million payment from GSK for completion of this milestone in the second quarter of 2016.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 8, 2016 (the "Annual Report"). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part I, Item 1A of our Annual Report, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We develop biocatalysts for the pharmaceutical and fine chemicals markets. Our proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
Biocatalysts are enzymes that initiate and/or accelerate chemical reactions. Manufacturers have historically used naturally occurring biocatalysts to produce many goods used in everyday life. However, inherent limitations in naturally occurring biocatalysts have restricted their commercial use. Our proprietary CodeEvolver® protein engineering technology platform (the "CodeEvolver® protein engineering technology platform"), which introduces genetic mutations into microorganisms in order to give rise to changes in enzymes that they produce, is able to overcome many of these limitations, allowing us to evolve and optimize biocatalysts to perform specific and desired chemical reactions at commercial scale. Once potentially beneficial mutations are identified through this proprietary process, combinations of these mutations can then be tested until variant enzymes have been created that exhibit marketable performance characteristics superior to competitive products. This process allows for continuous, efficient improvements to the performance of enzymes. In the past, we implemented the CodeEvolver® protein engineering technology platform through paid collaborations with our customers. In July 2014, we entered into our first license agreement pursuant to which we granted a license to a global pharmaceutical company to use the CodeEvolver® protein engineering technology platform for their internal development purposes. In August 2015, we entered into a license agreement involving the CodeEvolver® protein engineering technology platform with another global pharmaceutical company and we continue to pursue licensing opportunities with additional customers.
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

Results of Operations Overview
Revenues were $8.0 million for the first quarter of 2016, an increase of 18% from $6.8 million for the first quarter of 2015. The increase in revenues was due to the achievement of biocatalyst research and development milestones and higher biocatalyst product sales during the first quarter of 2016, partially offset by lower revenues from our revenue sharing arrangement with Exela PharmSci, Inc. ("Exela").
Revenues from biocatalyst product sales increased by $0.7 million, or 22%, to $3.7 million for the first quarter of 2016 compared to the same period in 2015, primarily due to the timing of customer demands, in particular higher sales of enzymes for Merck's sitagliptin manufacturing in the current quarter.
Revenues from biocatalyst research and development increased by $1.3 million, or 61% to $3.5 million for the first quarter of 2016, compared to the same period in 2015, primarily due to the achievement of a milestone under our collaboration agreement with a major biopharmaceutical company.
Revenues from our revenue sharing arrangement with Exela decreased by $0.8 million, or 53%, to $0.7 million for the first quarter of 2016 compared to the same period in 2015. The decrease was due to lower sales of the argatroban injectable drug, resulting from the expiration of the formulation patent for argatroban in June 2014, and subsequent generic competition.
Cost of biocatalyst product sales increased by $1.0 million or 71% to $2.5 million for the first quarter of 2016, compared to the same period in 2015, due primarily to higher biocatalyst product sales.
Product gross margins were 33% in the three months ended March 31, 2016, compared to 53% in the same period in 2015 due to the current period sales mix.
Research and development expenses increased by $0.4 million or 7% to $5.7 million in the first quarter of 2016, due primarily to incremental consulting fees related to the evaluation of new drug development targets.
Selling, general and administrative expense increased by $1.2 million or 22% to $6.8 million for the first quarter of 2016 primarily a result of higher legal expenses, incremental consulting fees relating to exploration of a new adjacent market, and higher marketing expenses.
Net loss for the first quarter of 2016 was $7.0 million, representing a net loss of $0.17 per share, which compares to a net loss of $5.6 million, or a net loss of $0.14 per share, for the first quarter of 2015. The net loss increase between the two periods of $1.4 million is primarily related to lower product gross margins and higher selling, general and administrative expense in the current period.
Cash and cash equivalents decreased by $1.1 million to $22.2 million as of March 31, 2016 compared to $23.3 million as of December 31, 2015. Net cash provided by operating activities was $0.2 million in the three months ended March 31, 2016 compared to $3.8 million cash used in the three months ended March 31, 2015. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into the GSK CodeEvolver® Agreement. Pursuant to the terms of the agreement, we granted GSK a non-exclusive license to use the CodeEvolver® Platform Technology to develop novel enzymes for use in the manufacture of GSK's pharmaceutical and health care products.
We received a $6.0 million up-front license fee upon execution of the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone and recognized the related milestone payment of $6.5 million. In the second quarter of 2016, we became eligible to receive an additional contingent payment of $7.5 million upon the completion of the three-year technology transfer period. (See Note 13, "Subsequent event" for details.) We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development and commercialization activities.
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
The up-front license fee of $6.0 million is being recognized over the technology transfer period of three years, starting July 2014. We recognized license fees of $0.5 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, as biocatalyst research and development revenues. We had a deferred revenue balance from GSK related to the upfront license fee of $2.5 million at March 31, 2016 and $3.0 million at December 31, 2015.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck, which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received a $5.0 million up-front license fee upon signing the Merck CodeEvolver® Agreement, which is being recognized ratably over two years. We achieved the first milestone in of the Merck CodeEvolver® Agreement earning a milestone payment of $5.0 million. We are eligible to receive an additional $8.0 million subject to the satisfactory completion of the second milestone of the technology transfer process. We will also be eligible to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.
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
We recognized license fees of $0.6 million for the three months ended March 31, 2016, as biocatalyst research and development revenue and had a deferred revenue balance from Merck related to the Merck License Agreement license fees of $3.3 million at March 31, 2016 and $4.0 million at December 31, 2015.

Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
	2016	2015	$	%
Revenues:
Biocatalyst product sales	$3,740	$3,076	$664	22%
Biocatalyst research and development	3,534	2,197	1,337	61%
Revenue sharing arrangement	722	1,525	(803)	(53)%
Total revenues	7,996	6,798	1,198	18%
Costs and operating expenses:
Cost of biocatalyst product sales	2,489	1,456	1,033	71%
Research and development	5,686	5,293	393	7%
Selling, general and administrative	6,802	5,578	1,224	22%
Total costs and operating expenses	14,977	12,327	2,650	21%
Loss from operations	(6,981)	(5,529)	(1,452)	26%
Interest income	15	4	11	275%
Other income (expense)	3	(25)	28	(112)%
Loss before income taxes	(6,963)	(5,550)	(1,413)	25%
Provision for income taxes	11	12	(1)	(8)%
Net loss	$(6,974)	$(5,562)	$(1,412)	25%
Our revenues are comprised of biocatalyst product sales, biocatalyst research and development arrangements, and a revenue sharing arrangement.
•Biocatalyst product sales revenues consist of sales of biocatalyst enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits.
•Biocatalyst research and development revenues include license, technology access and exclusivity fees, research services FTE, milestone payments, royalties, and optimization and screening fees.
•Revenue sharing arrangement revenues are recognized based upon sales of licensed products by Exela.

	Three months ended March 31,		Change
(In Thousands)	2016	2015	$	%
Biocatalyst product sales	$3,740	$3,076	$664	22%
Biocatalyst research and development	3,534	2,197	1,337	61%
Revenue sharing arrangement	722	1,525	(803)	(53)%
Total revenues	$7,996	$6,798	$1,198	18%
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
Total revenues increased $1.2 million or 18% in the three months ended March 31, 2016, compared to the same period in 2015 as a result of the increase in biocatalyst product sales and biocatalyst research and development revenues, partially offset by a decrease from our revenue-sharing arrangement with Exela.
Biocatalyst product sales increased $0.7 million or 22% in the three months ended March 31, 2016, compared to the same period in 2015, due to the timing of customer demands during the three months ended March 31, 2016 compared to 2015. This primarily resulted from a year-over-year increase in enzyme sales for Merck's sitagliptin manufacturing, offset by the timing of customer demand, including the $0.8 million shipment made to a customer in the first quarter of 2015, which did not recur in the corresponding period of 2016.
Biocatalyst research and development revenues increased approximately $1.3 million or 61% in the three months ended March 31, 2016, compared to the same period in 2015. This was primarily due to achievement of a milestone under our collaboration agreement with a major biopharmaceutical company in the first quarter of 2016.
Revenues from the revenue-sharing arrangement with Exela for the sales of argatroban injectable drug decreased $0.8 million or 53% during the three months ended March 31, 2016, compared to the same period in 2015. This is a result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters after expiration of the patent. We expect that revenue-sharing arrangement revenues may decline in future quarters due to increased competition resulting from the expiration of the third party patent related to the production of argatroban.
Cost and Operating Expenses

	Three months ended March 31,		Change
(In Thousands)	2016	2015	$	%
Cost of biocatalyst product sales	$2,489	$1,456	$1,033	71%
Research and development expense	5,686	5,293	393	7%
Selling, general and administrative expense	6,802	5,578	1,224	22%
Total costs and operating expenses	$14,977	$12,327	$2,650	21%
Cost of Biocatalyst Product Sales and Product Gross Margin

	Three months ended March 31,		Change
(In Thousands)	2016	2015	$	%
Revenues from biocatalyst product sales	$3,740	$3,076	$664	22%
Cost of biocatalyst product sales	2,489	1,456	1,033	71%
Biocatalyst product gross profit	$1,251	$1,620	$(369)	(23)%
Product gross margin (%)	33%	53%
Cost of biocatalyst product sales comprises both internal and third-party fixed and variable costs, including the amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product sales.
Our cost of biocatalyst product sales increased by $1.0 million, or 71%, during the three months ended March 31, 2016, compared to the same period in 2015, due primarily to higher biocatalyst product sales. Product gross margins were 33% in the three months ended March 31, 2016, compared to 53% in the same period in 2015 due to changes in the current period product sales mix.
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

Research and development expenses increased by $0.4 million or 7% during the three months ended March 31, 2016, compared to the same period in 2015, due primarily to incremental consulting fees related to the evaluation of new drug development targets.
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
Selling, general and administrative expenses increased by $1.2 million, or 22%, for the three months ended March 31, 2016, compared to the same period in 2015, primarily a result of higher legal expenses, incremental consulting fees relating to exploration of a new adjacent market, and higher marketing expenses.
Interest income and other income (expense)

	Three months ended March 31,		Change
(In Thousands)	2016	2015	$	%
Interest income	$15	$4	$11	275%
Other income (expense)	3	(25)	28	(112)%
Total other expenses	$18	$(21)	$39	(186)%
Changes in interest income were modest during the three months ended March 31, 2016 compared to the same period in 2015, driven primarily by higher interest rates earned on smaller cash and cash equivalent balances.
Other income (expense) improved for the three months ended March 31, 2016 compared to the same period in 2015, primarily related to fluctuations in foreign currency.
Provision for income taxes
We recognized income tax provisions of $11 thousand and $12 thousand for the three months ended March 31, 2016 and 2015, respectively. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.

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
The following tables summarize our cash and cash equivalents and working capital as of March 31, 2016 and December 31, 2015, as well as our statements of cash flows for the three months ended March 31, 2016 and 2015:

(In Thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$22,163	$23,273
Working capital	$12,291	$17,998

	Three months ended March 31,
(In Thousands)	2016	2015
Net cash provided by (used in) operating activities	$219	$(3,848)
Net cash used in investing activities	(238)	(47)
Net cash used in financing activities	(1,091)	(433)
Net decrease in cash and cash equivalents	$(1,110)	$(4,328)
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our biocatalysis technology platform, and expand our business development and collaborations with new customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from biocatalyst product sales and research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of biocatalyst products and/or biocatalyst research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
We are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. We expect to receive payments totaling $15.5 million during the remaining nine months of 2016 from the achievement of milestones under our collaborative arrangements with Merck and GSK, including the completion of the $7.5 million third Wave milestone with GSK, announced May 2, 2016 (See Note 13 "Subsequent event"). We are actively collaborating with new and existing customers in the pharmaceutical and food industries. We expect that we can utilize our current products and services, and develop new products and services, to increase our revenue and gross margins in future periods.
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
Cash Flows from Operating Activities
Cash provided by operating activities was $0.2 million net for the three months ended March 31, 2016, resulting from a net loss of $7.0 million for the three months ended March 31, 2016 adjusted for non-cash charges for depreciation and amortization of $1.3 million and stock-based compensation of $1.4 million. Additional offset from changes in operating assets and liabilities provided $4.5 million net cash, related primarily to the $3.0 million net reduction in accounts receivable and increases of $1.2 million in other accrued liabilities and $1.0 million in accrued compensation compared to December 31, 2015. Such cash provided was partially offset by cash uses in working capital for decreases of $0.4 million in accounts payable, $0.2 million in deferred revenue and $0.1 million in lease incentives.
Cash used in operating activities was $3.8 million for the three months ended March 31, 2015, resulting from a net loss of $5.6 million for the three months ended March 31, 2015, adjusted for non-cash charges for depreciation and amortization of $1.4 million and stock-based compensation of $1.3 million. Additional cash used of $1.0 million for operating assets and liabilities related primarily to the payment of accounts payable and accrued liabilities as of December 31, 2014.
Cash Flows from Investing Activities
Cash used in investing activities was $238 thousand and $47 thousand for the three months ended March 31, 2016 and 2015, respectively, primarily due to the purchase of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $1.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. This consisted primarily of the payment of taxes related to the net share settlement of equity awards, and in the case of the three months ended March 31, 2015 was partially offset by $0.1 million in proceeds from the exercise of employee stock options.
Contractual Obligations
Our contractual obligations principally arise from operating leases primarily related to our leased facilities in Redwood City, California. There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2016. we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 8, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. There were no significant changes in our market risk exposures for the three months ended March 31, 2016. This is discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016.
Equity Price Risk
As described in Note 5, "Marketable Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of March 31, 2016, the fair value of our investment in CO2 Solutions' common stock was $1.5 million, including an unrealized gain of $0.9 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of March 31, 2016 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive loss. The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of March 31, 2016 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive loss.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2016, at the reasonable assurance level.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the "Risk Factors"). During the three months ended March 31, 2016, there were no material changes with respect to the Risk Factors from the disclosure provided in the Form 10-K for the year ended December 31, 2015. Investors should consider the Risk Factors, as provided therein, prior to making an investment decision with respect to our stock.

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

Codexis, Inc.

Date:	May 9, 2016	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	May 9, 2016	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

4.3*	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Bridge Loan Agreement dated as of May 25, 2006.

4.4.*	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Loan and Security Agreement dated as of September 28, 2007.

4.5*	Warrant to purchase shares of Common Stock issued to Alexandria Equities, LLC.

4.6*	Registration Rights Agreement among the Company, Jülich Fine Chemicals GmbH and the other parties named therein, dated February 11, 2005.

10.1+	Amendment to Change of Control Severance Agreement between the Company and James LaLonde, dated March 21, 2016.

10.2+	Amendment to Change of Control Severance Agreement between the Company and Gordon Sangster, dated March 21, 2016.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

* Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-164044), effective April 21, 2010, and incorporated herein by reference.
+ Indicates a management contract or compensatory plan or arrangement.