Form 10-Q
period 2016-06-30
CODEXIS INC
filed 2016-08-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2016, there were 41,181,099 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$22,352	$23,273
Accounts receivable, net of allowances of $421 at June 30, 2016 and December 31, 2015	3,340	7,329
Inventories	1,155	992
Prepaid expenses and other current assets	1,055	1,245
Total current assets	27,902	32,839
Restricted cash	787	787
Marketable securities	1,115	1,549
Property and equipment, net	2,403	3,109
Intangible assets, net	1,125	2,812
Goodwill	3,241	3,241
Other non-current assets	283	310
Total assets	$36,856	$44,647
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,651	$3,399
Accrued compensation	2,844	3,331
Other accrued liabilities	2,829	2,013
Deferred revenue	4,118	6,098
Total current liabilities	12,442	14,841
Deferred revenue, net of current portion	1,354	3,120
Lease incentive obligation, net of current portion	1,098	1,310
Other long-term liabilities	2,282	2,497
Total liabilities	17,176	21,768

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 41,171 shares and 40,343 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	307,951	305,981
Accumulated other comprehensive income (loss)	(29)	405
Accumulated deficit	(288,246)	(283,511)
Total stockholders' equity	19,680	22,879
Total liabilities and stockholders' equity	$36,856	$44,647
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Biocatalyst product sales	$3,280	$2,020	$7,020	$5,097
Biocatalyst research and development	12,064	2,533	15,598	4,729
Revenue sharing arrangement	658	1,465	1,380	2,990
Total revenues	16,002	6,018	23,998	12,816
Costs and operating expenses:
Cost of biocatalyst product sales	2,221	1,250	4,710	2,706
Research and development	5,112	5,170	10,798	10,463
Selling, general and administrative	6,420	5,296	13,222	10,874
Total costs and operating expenses	13,753	11,716	28,730	24,043
Income (loss) from operations	2,249	(5,698)	(4,732)	(11,227)
Interest income	13	4	28	8
Other expenses, net	(49)	(96)	(46)	(121)
Income (loss) before income taxes	2,213	(5,790)	(4,750)	(11,340)
Benefit from income taxes	(26)	(430)	(15)	(418)
Net income (loss)	$2,239	$(5,360)	$(4,735)	$(10,922)
Net income (loss) per share, basic	$0.06	$(0.14)	$(0.12)	$(0.28)
Net income (loss) per share, diluted	$0.05	$(0.14)	$(0.12)	$(0.28)
Weighted average common stock shares used in computing net income (loss) per share, basic	40,495	39,301	40,283	39,066
Weighted average common stock shares used in computing net income (loss) per share, diluted	41,568	39,301	40,283	39,066

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$2,239	$(5,360)	$(4,735)	$(10,922)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of tax benefit of zero for the three months and six months ended June 30, 2016, and $454 and $463 for the three months and six months ended June 30, 2015, respectively	(344)	776	(434)	792
Other comprehensive income (loss)	(344)	776	(434)	792
Total comprehensive income (loss)	$1,895	$(4,584)	$(5,169)	$(10,130)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(4,735)	$(10,922)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	1,687	1,687
Depreciation and amortization of property and equipment	924	1,080
Gain on disposal of property and equipment	(27)	(5)
Income tax benefit related to marketable securities	—	(463)
Stock-based compensation	2,631	2,536
Changes in operating assets and liabilities:
Accounts receivable, net	3,989	1,076
Inventories, net	(163)	427
Prepaid expenses and other current assets	190	221
Other assets	27	19
Accounts payable	(492)	(3,021)
Accrued compensation	(488)	(331)
Other accrued liabilities	601	(772)
Long term lease incentive	(212)	(212)
Deferred revenue	(3,745)	660
Net cash provided by (used in) operating activities	187	(8,020)
Investing activities:
Purchase of property and equipment	(474)	(183)
Proceeds from sale of property and equipment	27	5
Increase in restricted cash	—	(75)
Net cash used in investing activities	(447)	(253)
Financing activities:
Proceeds from exercises of options to purchase common stock	837	195
Taxes paid related to net share settlement of equity awards	(1,498)	(1,811)
Net cash used in financing activities	(661)	(1,616)
Net decrease in cash and cash equivalents	(921)	(9,889)
Cash and cash equivalents at the beginning of the period	23,273	26,487
Cash and cash equivalents at the end of the period	$22,352	$16,598

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
Once potentially beneficial mutations are identified through this proprietary process, combinations of these mutations can then be tested until variant enzymes have been created that exhibit marketable performance characteristics superior to competitive products. This process allows for continuous, efficient improvements to the performance of enzymes. In the past, we implemented the CodeEvolver® protein engineering technology platform through paid collaborations with our customers. In July 2014, we entered into our first license agreement pursuant to which we granted a license to GlaxoSmithKline (“GSK”), a global pharmaceutical company, to use the CodeEvolver® protein engineering technology platform for its internal development purposes. In August 2015, we entered into a second license agreement involving the CodeEvolver® protein engineering technology platform with Merck Sharp and Dohme Corp., known as MSD outside the United States and Canada ("Merck"), a global pharmaceutical company, and we continue to pursue licensing opportunities with additional customers.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2016 and results of our operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
The unaudited interim condensed consolidated financial statements include Codexis, Inc. and its wholly owned subsidiaries in the United States, India, Mauritius and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We regularly assess these estimates which primarily affect revenue recognition, accounts receivable, inventories, the valuation of investment securities and marketable securities, intangible assets, goodwill arising out of business acquisitions, accrued liabilities, stock awards and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
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

Biocatalyst Research and Development
Biocatalyst research and development agreements typically provide us with multiple revenue streams, including research services fees for full time employee ("FTE") research services, up-front licensing fees, technology access fees, contingent payments upon achievement of contractual criteria, and royalty fees based on the licensees' product sales or cost savings achieved by our customers. We perform biocatalyst research and development activities as specified in each respective customer agreement. Payments for services received are not refundable. Certain research agreements are based on a contractual reimbursement rate per FTE working on the project. We recognize revenues from research services as those services are performed over the contractual performance periods. When up-front payments are combined with FTE services in a single unit of accounting, we recognize the up-front payments using the proportionate performance method of revenue recognition based upon the actual amount of research labor hours incurred relative to the amount of the total expected labor hours to be incurred by us, up to the amount of cash received. In cases where the planned levels of research services fluctuate substantially over the research term, we are required to make estimates of the total hours required to perform our obligations.
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

Cost of Research and Development Services
Cost of research and development services related to services under research and development agreements approximates the research funding over the term of the respective agreements and is included in research and development expense. Costs of services provided under license and platform technology transfer agreements are included in research and development expenses and are expensed in the periods in which such costs are incurred.
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects, partner-funded collaborative research and development activities, as well as license and platform technology transfer agreements, as mentioned above. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, as well as external costs, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.
Stock-Based Compensation
We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans. The Black-Scholes-Merton option pricing model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. We had, due to insufficient historical data, used the “simplified method,” as described in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” to determine the expected term of all stock options granted from the inception of our equity plans through the first half of 2015. Beginning in the third quarter of 2015, we believe we have sufficient historical data to calculate expected terms for stock options granted. Thus, the expected term was based on historical exercise behavior on similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We used historical volatility to estimate expected stock price volatility. The risk-free rate assumption was based on United States Treasury instruments whose terms were consistent with the expected term of the stock options. The expected dividend assumption was based on our history and expectation of dividend payouts.
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

Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $22.4 million at June 30, 2016 and were comprised of cash of $11.3 million and money market funds of $11.1 million.
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
Marketable Securities
We invest in equity securities and we classify those investments as available-for-sale. These securities are carried at estimated fair value (see Note 5, "Cash Equivalents and Marketable Securities") with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. Available-for-sale equity securities with remaining maturities of greater than one year or which we currently do not intend to sell are classified as long-term.
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

Intangible Assets
Our intangible assets are finite-lived and consist of developed core technology and the intellectual property ("IP") rights associated with the acquisition of Maxygen Inc.'s ("Maxygen") directed evolution technology in 2010. Intangible assets were recorded at their fair values at the date we acquired the assets and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives.
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
The Core IP is the only finite-lived intangible asset on our condensed consolidated balance sheet as of June 30, 2016. There has been no material change in the utilization or estimated life of the Core IP since we acquired the technology patent portfolio from Maxygen.
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
In the fourth quarter of 2015, we determined that there were no events or changes in circumstances that indicated that the carrying value of the Asset Group might not be recoverable. We concluded that the fair value of the reporting unit exceeded its carrying value and no impairment existed. During the six months ended June 30, 2016, we did not identify any indicators of potential impairment of intangible assets or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2015.
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
Goodwill was tested for impairment in the fourth quarter of 2015. We determined that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we concluded there was no impairment of our goodwill as of December 31, 2015. During the six months ended June 30, 2016, we did not identify any indicators of potential impairment of goodwill or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2015.
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
Benefit from income taxes was $26 thousand and $15 thousand for the three and six months ended June 30, 2016, respectively. Benefit from income taxes was $0.4 million for each of the corresponding periods in 2015.
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
In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." This ASU defers the effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" for all entities by one year. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). ASU 2014-09 as amended by ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. We are currently in the process of evaluating the impact of the pending adoption of this standard (including other amendments, such as ASU 2016-10 and ASU 2016-12, discussed below) on our consolidated financial statements and related disclosures.
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
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," amending guidance in the new revenue standard on transition, collectability, noncash consideration and the presentation of sales taxes and other similar taxes. The amendments clarify that for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under existing GAAP. The FASB also clarified the collectability assessment and expanded circumstances under which nonrefundable consideration may receive revenue recognition when collectability of the remainder is not probable. The FASB clarified that the fair value of noncash consideration should be measured at contract inception for determining the transaction price. The amendments permit an entity to make a policy election to exclude from the transaction price sales taxes and similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14).
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to GAAP an impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements and related disclosures.

Note 3. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus all additional common stock shares that would have been outstanding, assuming dilutive potential common stock shares had been issued for other dilutive securities. For periods of net loss, diluted and basic net loss per share were identical since potential common stock shares were excluded from the calculation, as their effect was anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share during three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$2,239	$(5,360)	$(4,735)	$(10,922)
Denominator:
Weighted average common stock shares used in computing net income (loss) per share, basic	40,495	39,301	40,283	39,066
Effect of dilutive shares	1,073	—	—	—
Weighted average common stock shares used in computing net income (loss) per share, diluted	41,568	39,301	40,283	39,066
Net income (loss) per share, basic	$0.06	$(0.14)	$(0.12)	$(0.28)
Net income (loss) per share, diluted	$0.05	$(0.14)	$(0.12)	$(0.28)

Anti-Dilutive Securities
The following shares were not considered in the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	2,574	6,595	5,645	6,595
Shares of common stock issuable upon exercise of outstanding warrants	73	75	73	75
Total shares excluded as anti-dilutive	2,647	6,670	5,718	6,670
Note 4. Collaborative Arrangements
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the “GSK CodeEvolver® Agreement”) with GSK. Pursuant to the terms of the agreement, we granted GSK a non-exclusive license to use the CodeEvolver® protein engineering technology platform to develop novel enzymes for use in the manufacture of GSK's pharmaceutical and health care products.
We received a $6.0 million up-front licensing fee upon signing the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone of the agreement earning another milestone payment of $6.5 million. In April 2016, we completed the full transfer of the engineering platform technology earning milestone revenue of $7.5 million for which payment was received in June 2016. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities.
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
The up-front license fee of $6.0 million was being recognized ratably over the technology transfer period of three years since July 2014. As the technology transfer was completed earlier than anticipated, we recognized license fees of $2.5 million and $3.0 million for the three and six months ended June 30, 2016, respectively, and compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively, as biocatalyst research and development revenues. We had a deferred revenue balance from GSK related to the upfront license fee of zero at June 30, 2016 and $3.0 million at December 31, 2015.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck. The Agreement allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which is being recognized ratably over the estimated platform technology transfer period of two years. In September 2015, we achieved the first milestone of the Merck CodeEvolver® Agreement earning a milestone payment of $5.0 million. We are eligible to receive an additional $8.0 million subject to the satisfactory completion of the second milestone of the technology transfer process. We will also be eligible to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.
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
Under the Merck CodeEvolver® Agreement, we are transferring the CodeEvolver® protein engineering technology platform to Merck over an approximately 15 to 24 month period starting on the effective date of the agreement. As part of this technology transfer, we provide to Merck our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. Upon completion of technology transfer, Merck will have the CodeEvolver® protein engineering technology platform installed at its designated site.
The licenses to Merck are granted under patents, patent applications and know-how that we own or control as of the effective date of the agreement and that cover the CodeEvolver® protein engineering technology platform. Any improvements to the CodeEvolver® protein engineering technology platform during the technology transfer period will also be included in the license grants from Codexis to Merck. At the end of the technology transfer period, Merck can exercise annual options that, upon payment of certain option fees, would extend Merck's license to include certain improvements to the CodeEvolver® protein engineering technology platform that arise during the three-year period that begins at the end of the technology transfer period. We will also provide additional enzyme evolution services to Merck at our laboratories in Redwood City through November 3, 2016.
Under the Merck CodeEvolver® Agreement, we will own any improvements to our protein engineering methods, processes and algorithms that arise and any enzyme technology or process technology that are developed during a technology transfer project, an evolution program or additional services. Merck will own (the "Merck-Owned Technology") (a) any enzyme technology that is developed solely by Merck under the Agreement using the CodeEvolver® protein engineering technology platform (a "Project Enzyme") and (b) the methods of use of any Project Enzyme or any enzyme developed jointly by Merck and us using the CodeEvolver® protein engineering technology platform. Merck granted to us a worldwide, non-exclusive, fully paid-up, royalty-free license, with the right to grant sublicenses, to use the Merck-Owned Technology outside of the Merck Exclusive Field.
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
The up-front license fee of $5.0 million is being recognized ratably over a two-year period. We recognized license fees of $0.6 million and $1.3 million for the three and six months ended June 30, 2016, respectively, as biocatalyst research and development revenues and had a deferred revenue balance from Merck related to the Merck CodeEvolver® Agreement license fees of $2.7 million at June 30, 2016 and $4.0 million at December 31, 2015.
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Catalyst Supply Agreement") with Merck whereby Merck may obtain commercial scale substance for use in the manufacture of Januvia®, its product based on the active ingredient sitagliptin. In December 2015, Merck exercised its option under the terms of the Sitagliptin Catalyst Supply Agreement to extend the agreement for an additional five years through February 2022.
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
We recognized license fees of $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively, as biocatalyst research and development revenues. We had a deferred revenue balance from Merck related to license fees of $2.0 million at June 30, 2016 and $1.0 million at December 31, 2015. In addition, pursuant to the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices.
Note 5. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities classified as available-for-sale at June 30, 2016 and at December 31, 2015 consisted of the following (in thousands):

	June 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$11,141	$—	$—	$11,141	n/a
Common shares of CO2 Solutions (2)	563	552	—	1,115	n/a
Total	$11,704	$552	$—	$12,256

	December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$11,120	$—	$—	$11,120	n/a
Common shares of CO2 Solutions (2)	563	986	—	1,549	n/a
Total	$11,683	$986	$—	$12,669
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on our condensed consolidated balance sheets.
There were no marketable securities in an unrealized loss position at June 30, 2016 or at December 31, 2015.
Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$11,141	$—	$—	$11,141
Common shares of CO2 Solutions	—	1,115	—	1,115
Total	$11,141	$1,115	$—	$12,256

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$11,120	$—	$—	$11,120
Common shares of CO2 Solutions	—	1,549	—	1,549
Total	$11,120	$1,549	$—	$12,669
We determine the fair value of Level 1 assets using quoted prices in active markets for identical assets.  We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange, and we classified our investment in CO2 Solutions as Level 2 assets due to the volatile and low trading volume. There were no transfers between Level 1 and Level 2 securities in the periods presented. (See also Note 5, "Cash Equivalents and Marketable Securities".)

Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$258	$262
Work-in-process	153	—
Finished goods	744	730
Inventories	$1,155	$992
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Laboratory equipment	$20,285	$20,503
Leasehold improvements	10,395	10,369
Computer equipment and software	3,284	3,271
Office equipment and furniture	1,179	1,178
Construction in progress (1)	—	3
Property and equipment	35,143	35,324
Less: accumulated depreciation and amortization	(32,740)	(32,215)
Property and equipment, net	$2,403	$3,109
(1)    Construction in progress includes equipment received but not yet placed into service pending installation.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands, except weighted average amortization period):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (years)
Developed and core technology	$1,534	$(1,534)	$—	$1,534	$(1,534)	$—	5
Maxygen intellectual property	20,244	(19,119)	1,125	20,244	(17,432)	2,812	6
Intangible assets, net	$21,778	$(20,653)	$1,125	$21,778	$(18,966)	$2,812
The remaining estimated future amortization expense to be charged to research and development through December 31, 2016 is $1.125 million.
Goodwill
Goodwill had a carrying value of approximately $3.2 million at June 30, 2016 and December 31, 2015.

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
In the first quarter of 2016, we awarded PSUs based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, new R&D service revenue arrangements and novel therapeutic enzymes advancement ("2016 PSUs"). These 2016 PSUs vest such that one-half of the 2016 PSUs subject to the award vest approximately one year following the grant, and the remainder of the 2016 PSUs vest approximately two years following the grant, subject to our achievement of the performance goals and the recipient’s continued service on each vesting date. If the performance goals are achieved at the threshold level, the number of shares issuable in respect of the 2016 PSUs would be equal to half the number of 2016 PSUs granted. If the performance goals are achieved at the target level, the number of shares issuable in respect of the 2016 PSUs would be equal to the number of 2016 PSUs granted. If the performance goals are achieved at the superior level, the number of shares issuable in respect of the 2016 PSUs would be equal to two times the number of 2016 PSUs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels or between the target level and superior levels would be determined using linear interpolation. Achievement below the threshold level would result in no shares being issuable in respect of the 2016 PSUs. As of June 30, 2016, we estimated that the 2016 PSU performance goals would be achieved at 100% of the target level. Accordingly, we recognized expense to reflect the target level.
In 2015, we awarded PSUs ("2015 PSUs") based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, and securing a drug development partnership ("2015 PSUs"), with other terms similar to the 2014 PSUs and 2016 PSUs. One-half of the 2015 PSUs vested in the first quarter of each of 2016 and 2017, subject to the recipient’s continued service on each vesting date. In the first quarter of 2016, we determined that the 2015 PSU performance goals had been achieved at 92.8% of the target level, and recognized expenses accordingly.
In 2014, we awarded PSUs ("2014 PSUs") based upon the achievement of certain cash flow performance goals, with other terms similar to the 2015 PSUs and 2016 PSUs. One-half of the 2014 PSUs vested in the first quarter of each of 2015 and 2016, subject to the recipient’s continued service on each vesting date. In the first quarter of 2015, we determined that the 2014 PSU performance goals had been achieved at 53.0% of the target level, and recognized expenses accordingly.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$222	$238	$442	$529
Selling, general and administrative	1,020	1,013	2,189	2,007
Total	$1,242	$1,251	$2,631	$2,536
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$267	$269	$571	$517
RSUs and RSAs	561	662	1,135	1,454
PSUs	414	320	925	565
Total	$1,242	$1,251	$2,631	$2,536
As of June 30, 2016, unrecognized stock-based compensation expense, net of expected forfeitures, was $2.0 million related to unvested employee stock options, $2.3 million related to unvested RSUs and RSAs and $1.7 million related to unvested PSUs.
Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years) (1)	5.3	6.0	5.4	6.0
Volatility	64%	66%	65%	66%
Risk-free interest rate	1.46%	1.78%	1.30%	1.70%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$1.94	$2.58	$2.30	$2.09
(1) We had, due to insufficient historical data, used the “simplified method,” as described in SEC Staff Accounting Bulletin No. 107, "Share-Based Payment", to determine the expected term of all stock options granted from the inception of our equity plans through the first half of 2015. Beginning in the third quarter of 2015, we believe we have sufficient historical data to calculate expected terms for stock options granted. (See Note 2, "Basis of Presentation and Summary of Significant Accounting Policies.")
Note 9. Capital Stock
Exercise of options
For the six months ended June 30, 2016 and 2015, 323,981 and 100,030 shares were exercised at a weighted-average exercise price of $2.58 and $1.95 per share, respectively, with net cash proceeds of $0.8 million and $0.2 million, respectively.
Warrants
Our outstanding warrants are exercisable for common stock at any time during their respective terms. As of June 30, 2016, the following warrants remain outstanding:

	June 30, 2016
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
We incurred $3.6 million of capital improvement costs related to the facilities leased from Met-Life through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord from the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligation was $1.5 million at June 30, 2016, and is reflected in other liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.4 million as of both June 30, 2016 and December 31, 2015, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and six months ended June 30, 2016 and nominal in the three and six months ended June 30, 2015.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of June 30, 2016 and December 31, 2015. These deposits are recorded as restricted cash on the consolidated balance sheets.
Rent expense was $0.8 million and $1.7 million during the three and six months ended June 30, 2016, respectively, including sublease income of $0.3 million and $0.5 million, respectively. Rent expense was $0.9 million and $1.7 million during the three and six months ended June 30, 2015, respectively, including sublease income of $0.2 million and $0.3 million, respectively.
Future minimum payments under noncancellable operating leases are as follows at June 30, 2016 (in thousands):

Years ending December 31,	Lease payments
2016 (6 months remaining)	$1,419
2017	2,677
2018	2,736
2019	2,818
2020	236
Total	$9,886
Minimum payments have not been reduced by future minimum sublease rentals of $2.3 million to be received under non-cancellable subleases at June 30, 2016.
Other Commitments
In April 2016, we entered into a new manufacture and supply agreement that resulted in an additional total commitment up to $1.8 million, with payment to be made in December 2022 or after.
Legal Proceedings
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation, and Junhua “Alex” Tao (collectively, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss all claims in the First Amended Complaint other than the patent infringement and trade secret misappropriation claims. We have opposed the Defendant’s Partial Motion to Dismiss. We are unable to determine when this litigation will be resolved or its ultimate outcome.
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
We recognized $0.7 million and $1.4 million for the three and six months ended June 30, 2016, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2015, respectively, shown in the consolidated statement of operations as revenue sharing arrangement. We had $0.3 million of receivables from Exela at June 30, 2016 and no receivables at December 31, 2015.
Note 12. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer A	17%	28%	24%	27%
Customer B	63%	*	44%	*
Customer C (related party)	*	24%	*	23%
* Less than 10% in the period presented

Customers that each contributed 10% or more of our total accounts receivable had the following balances for the periods presented:

	Percentage of Accounts Receivables at
	June 30, 2016	December 31, 2015
Customer A	59%	12%
Customer D	*	22%
Customer E (1)	*	40%
Customer F	10%	*
* Revenue percentage was less than 10%; accounts receivable balance not applicable
(1) This represents a $3.1 million settlement relating to past-due payments and settlement of future payments associated with our royalty business with a non-core customer as of December 31, 2015. We collected the full amount in February 2016.
Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
United States	$2,758	$3,466	$6,852	$7,763
Asia
India	1,023	29	2,046	150
Singapore	1,165	—	2,121	—
Others	269	465	495	686
Europe
United Kingdom	10,071	514	10,581	1,203
Others	716	1,544	1,903	3,014
Total revenues	$16,002	$6,018	$23,998	$12,816
Identifiable long-lived assets were all in the United States as follows (in thousands):

Long-lived assets:	June 30, 2016	December 31, 2015
United States	$3,811	$6,231

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 8, 2016 (the "Annual Report"). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part I, Item 1A of our Annual Report, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We develop biocatalysts for the pharmaceutical and fine chemicals markets. Our proven technologies enable scale-up and implementation of biocatalytic solutions to meet customer needs for rapid, cost-effective and sustainable process development, from research to manufacturing.
Biocatalysts are enzymes that initiate and/or accelerate chemical reactions. Manufacturers have historically used naturally occurring biocatalysts to produce many goods used in everyday life. However, inherent limitations in naturally occurring biocatalysts have restricted their commercial use. Our proprietary CodeEvolver® protein engineering technology platform, which introduces genetic mutations into microorganisms in order to give rise to changes in enzymes that they produce, is able to overcome many of these limitations, allowing us to evolve and optimize biocatalysts to perform specific and desired chemical reactions at commercial scale. Once potentially beneficial mutations are identified through this proprietary process, combinations of these mutations can then be tested until variant enzymes have been created that exhibit marketable performance characteristics superior to competitive products. This process allows for continuous, efficient improvements to the performance of enzymes. In the past, we implemented the CodeEvolver® protein engineering technology platform through paid collaborations with our customers. In July 2014, we entered into our first license agreement pursuant to which we granted a license to GSK, a global pharmaceutical company, to use the CodeEvolver® protein engineering technology platform for their internal development purposes. In August 2015, we entered into a second license agreement involving the CodeEvolver® protein engineering technology platform with Merck, a global pharmaceutical company, and we continue to pursue licensing opportunities with additional customers.
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

Results of Operations Overview
Revenues were $16.0 million for the second quarter of 2016, an increase of 166% from $6.0 million for the second quarter of 2015. The increase in revenues was due to higher biocatalyst product sales, the achievement of research and development milestones and recognition of previously deferred license fees during the second quarter of 2016, partially offset by lower revenues from our revenue sharing arrangement with Exela PharmSci, Inc. ("Exela").
Revenues from biocatalyst product sales increased by $1.3 million, or 62%, to $3.3 million for the second quarter of 2016 compared to the same period in 2015, primarily due to the higher customer demand, in particular higher sales of enzymes for Merck's manufacture of sitagliptin in the second quarter.
Revenues from biocatalyst research and development increased by $9.5 million, or 376%, to $12.1 million for the second quarter of 2016, compared to the same period in 2015, primarily due to the achievement of the third and final milestone in the transfer of our proprietary CodeEvolver® protein engineering platform technology to GSK, which resulted in recognition of a $7.5 million milestone payment and recognition of $2.5 million of deferred revenues upon early completion of the technology transfer. The achievement of the final milestone under our collaboration agreement with a major biopharmaceutical company also contributed to the increase in revenues, mostly offset by the absence of royalties from two non-core customers in the second quarter of the prior year.
Revenues from our revenue sharing arrangement with Exela decreased by $0.8 million, or 55%, to $0.7 million for the second quarter of 2016 compared to the same period in 2015. The decrease was due to lower sales of the argatroban injectable drug, resulting from the expiration of the formulation patent for argatroban in June 2014, and subsequent generic competition.
Cost of biocatalyst product sales increased by $1.0 million, or 78%, to $2.2 million for the second quarter of 2016, compared to the same period in 2015, due primarily to higher biocatalyst product sales.
Product gross margins were 32% in the three months ended June 30, 2016, compared to 38% in the same period in 2015 due to higher sales of lower margin products.
Research and development expenses for the second quarter of 2016 remained essentially flat compared to the same period in the prior year.
Selling, general and administrative expense increased by $1.1 million, or 21%, to $6.4 million for the second quarter of 2016 compared to the second quarter of 2015, primarily as a result of higher legal expenses and marketing expenses.
Net income for the second quarter of 2016 was $2.2 million, representing basic net income of $0.06 per share or diluted net income of $0.05 per share, which compares to a net loss of $5.4 million, or a net loss of $0.14 per share, for the second quarter of 2015. The change to net income for the second quarter of 2016 from a net loss in the same period of the prior year is primarily related to the achievement of the third and final milestone in the transfer of our proprietary CodeEvolver® protein engineering platform technology to GSK.
Cash and cash equivalents decreased by $0.9 million to $22.4 million as of June 30, 2016 compared to $23.3 million as of December 31, 2015. Net cash provided by operating activities was $0.2 million in the six months ended June 30, 2016 compared to $8.0 million cash used in the six months ended June 30, 2015. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into a CodeEvolver® platform technology transfer and license agreement (the "GSK CodeEvolver® Agreement") with GSK. Pursuant to the terms of the agreement, we granted GSK a non-exclusive license to use the CodeEvolver® protein engineering technology platform to develop novel enzymes for use in the manufacture of GSK's pharmaceutical and health care products.
We received a $6.0 million up-front license fee upon execution of the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone and recognized the related milestone payment of $6.5 million. In the second quarter of 2016, we completed the full transfer of the protein engineering platform technology earning milestone revenue of $7.5 million of which payment was received in June 2016. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development and commercialization activities.

We are eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the CodeEvolver® protein engineering technology platform.
The up-front license fee of $6.0 million was being recognized ratably over the technology transfer period of three years, starting July 2014. As the technology transfer was completed earlier than anticipated, we recognized license fees of $2.5 million and $3.0 million for the three and six months ended June 30, 2016, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively, as biocatalyst research and development revenues. We had a deferred revenue balance from GSK related to the upfront license fee of zero at June 30, 2016 and $3.0 million at December 31, 2015.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck, which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received a $5.0 million up-front license fee upon signing the Merck CodeEvolver® Agreement, which is being recognized ratably over two years. In September 2015, we achieved the first milestone of the Merck CodeEvolver® Agreement, earning a milestone payment of $5.0 million. We are eligible to receive an additional $8.0 million subject to the satisfactory completion of the second milestone of the technology transfer process. We will also be eligible to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.
Under the Merck CodeEvolver® Agreement, we are transferring the CodeEvolver® protein engineering technology platform to Merck over an approximately 15 to 24 month period starting on the effective date of the agreement. As part of this technology transfer, we provide to Merck our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. Upon completion of technology transfer, Merck will have the CodeEvolver® protein engineering technology platform installed at its designated site.
At the end of the technology transfer period, Merck can exercise annual options that, upon payment of certain option fees, would extend Merck's license to include certain improvements to the CodeEvolver® protein engineering technology platform that arise during the three-year period that begins at the end of the technology transfer period. We will also provide additional enzyme evolution services to Merck at our laboratories in Redwood City through November 3, 2016.
We recognized license fees of $0.6 million and $1.3 million for the three and six months ended June 30, 2016, respectively, as biocatalyst research and development revenue and had a deferred revenue balance from Merck related to the Merck CodeEvolver® Agreement license fees of $2.7 million at June 30, 2016 and $4.0 million at December 31, 2015.

Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues:
Biocatalyst product sales	$3,280	$2,020	$1,260	62%	$7,020	$5,097	$1,923	38%
Biocatalyst research and development	12,064	2,533	9,531	376%	15,598	4,729	10,869	230%
Revenue sharing arrangement	658	1,465	(807)	(55)%	1,380	2,990	(1,610)	(54)%
Total revenues	16,002	6,018	9,984	166%	23,998	12,816	11,182	87%
Costs and operating expenses:
Cost of biocatalyst product sales	2,221	1,250	971	78%	4,710	2,706	2,004	74%
Research and development	5,112	5,170	(58)	(1)%	10,798	10,463	335	3%
Selling, general and administrative	6,420	5,296	1,124	21%	13,222	10,874	2,348	22%
Total costs and operating expenses	13,753	11,716	2,037	17%	28,730	24,043	4,687	19%
Income (loss) from operations	2,249	(5,698)	7,947	139%	(4,732)	(11,227)	6,495	58%
Interest income	13	4	9	225%	28	8	20	250%
Other expenses, net	(49)	(96)	47	49%	(46)	(121)	75	62%
Income (loss) before income taxes	2,213	(5,790)	8,003	138%	(4,750)	(11,340)	6,590	58%
Benefit from income taxes	(26)	(430)	404	94%	(15)	(418)	403	96%
Net income (loss)	$2,239	$(5,360)	$7,599	142%	$(4,735)	$(10,922)	$6,187	57%
Our revenues are comprised of biocatalyst product sales, biocatalyst research and development revenues, and revenue from a revenue sharing arrangement.

•	Biocatalyst product sales revenues consist of sales of biocatalyst enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits.

•	Biocatalyst research and development revenues include license, technology access and exclusivity fees, research services, milestone payments, royalties, and optimization and screening fees.

•	Revenue sharing arrangement revenues are recognized based upon sales of licensed products by Exela.

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2016	2015	$	%	2016	2015	$	%
Biocatalyst product sales	$3,280	$2,020	$1,260	62%	$7,020	$5,097	$1,923	38%
Biocatalyst research and development	12,064	2,533	9,531	376%	15,598	4,729	10,869	230%
Revenue sharing arrangement	658	1,465	(807)	(55)%	1,380	2,990	(1,610)	(54)%
Total revenues	$16,002	$6,018	$9,984	166%	$23,998	$12,816	$11,182	87%
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
Total revenues increased $10.0 million and $11.2 million in the three and six months ended June 30, 2016, respectively, compared to the same period in 2015 as a result of the increase in biocatalyst research and development revenues, and biocatalyst product sales, partially offset by a decrease from our revenue-sharing arrangement with Exela.

Biocatalyst product sales increased $1.3 million and $1.9 million in the three and six months ended June 30, 2016, respectively, compared to the same period in 2015, due to the timing of customer demands during the three and six months ended June 30, 2016 compared to 2015. This primarily resulted from a year-over-year increase in enzyme sales for Merck's sitagliptin manufacturing.
Biocatalyst research and development revenues increased approximately $9.5 million and $10.9 million in the three and six months ended June 30, 2016, respectively, compared to the same period in 2015. This was primarily due to achievement of the third and final milestone in the transfer of our proprietary CodeEvolver® protein engineering platform technology to GSK which resulted in recognition of a $7.5 million milestone payment and recognition of $2.5 million of deferred revenues upon early completion of the technology transfer. The achievement of the final milestone under our collaboration agreement with a major biopharmaceutical company also contributed to the increase in revenues, mostly offset by lower royalties from two non-core customers in the second quarter of the prior year.
Revenues from the revenue-sharing arrangement with Exela for the sales of argatroban injectable drug decreased $0.8 million and $1.6 million during the three and six months ended June 30, 2016, respectively, compared to the same period in 2015. This is a result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters after expiration of the patent. We expect that revenue-sharing arrangement revenues may decline in future quarters due to increased competition resulting from the expiration of the third party patent related to the production of argatroban.
Cost and Operating Expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2016	2015	$	%	2016	2015	$	%
Cost of biocatalyst product sales	$2,221	$1,250	$971	78%	$4,710	$2,706	$2,004	74%
Research and development expense	5,112	5,170	(58)	(1)%	10,798	10,463	335	3%
Selling, general and administrative expense	6,420	5,296	1,124	21%	13,222	10,874	2,348	22%
Total costs and operating expenses	$13,753	$11,716	$2,037	17%	$28,730	$24,043	$4,687	19%
Cost of Biocatalyst Product Sales and Product Gross Margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2016	2015	$	%	2016	2015	$	%
Revenues from biocatalyst product sales	$3,280	$2,020	$1,260	62%	$7,020	$5,097	$1,923	38%
Cost of biocatalyst product sales	2,221	1,250	971	78%	4,710	2,706	2,004	74%
Biocatalyst product gross profit	$1,059	$770	$289	38%	$2,310	$2,391	$(81)	(3)%
Product gross margin (%)	32%	38%			33%	47%
Cost of biocatalyst product sales comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product sales.
Our cost of biocatalyst product sales increased by $1.0 million, or 78%, during the three months ended June 30, 2016 and $2.0 million, or 74%, during the six months ended June 30, 2016, compared to the corresponding periods in 2015, due primarily to higher biocatalyst product sales. Product gross margins were 32% and 33% in the three and six months ended June 30, 2016, respectively, compared to 38% and 47%, respectively, in the corresponding periods in 2015 due to changes from higher sales of lower margin products.
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects, partner-funded collaborative research and development activities as well as license and platform technology transfer agreements. These costs primarily consist of (i) employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), (ii) various allocable expenses, which include occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, and (iii) external costs, which include outside services and consulting fees. Research and development expenses are expensed when incurred.

Research and development expenses decreased marginally by $0.1 million, or 1%, during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to lower facilities costs. For the six months ended June 30, 2016, research and development expenses increased by $0.3 million, or 3%, compared to the same period in 2015, due primarily to higher consulting fees related to the evaluation of potential new drug development targets.
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
Selling, general and administrative expenses increased by $1.1 million, or 21%, and $2.3 million, or 22%, for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015, primarily as a result of higher legal expenses, higher consulting fees relating to exploration of a new adjacent market and higher marketing expenses.
Interest income and other income (expense)

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2016	2015	$	%	2016	2015	$	%
Interest income	$13	$4	$9	225%	$28	$8	$20	250%
Other expense	(49)	(96)	47	49%	(46)	(121)	75	62%
Total other expense	$(36)	$(92)	$56	61%	$(18)	$(113)	$95	84%
Interest income was not material during the three and six months ended June 30, 2016 and 2015.
Other expense improved for the six months ended June 30, 2016 compared to the same period in 2015, primarily related to fluctuations in foreign currency.
Provision for income taxes
We recognized income tax benefits of $26 thousand and $15 thousand for the three and six months ended June 30, 2016 and 2015, respectively. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.

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
The following tables summarize our cash and cash equivalents and working capital as of June 30, 2016 and December 31, 2015, as well as our statements of cash flows for the three and six months ended June 30, 2016 and 2015:

(In Thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$22,352	$23,273
Working capital	$15,460	$17,998

	Six months ended June 30,
(In Thousands)	2016	2015
Net cash provided by (used in) operating activities	$187	$(8,020)
Net cash used in investing activities	(447)	(253)
Net cash used in financing activities	(661)	(1,616)
Net decrease in cash and cash equivalents	$(921)	$(9,889)
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
We are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. We expect to receive payments totaling $8.0 million during the remaining six months of 2016 from the achievement of a milestone under our collaborative arrangement with Merck. We are actively collaborating with new and existing customers in the pharmaceutical and food industries. We expect that we can utilize our current products and services, and develop new products and services, to increase our revenue and gross margins in future periods.
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
Cash Flows from Operating Activities
Cash provided by operating activities was $0.2 million net for the six months ended June 30, 2016, resulting from a net loss of $4.7 million for the six months ended June 30, 2016 adjusted for non-cash charges for depreciation and amortization of $2.6 million and stock-based compensation of $2.6 million. Additional cash uses from changes in operating assets and liabilities of $0.3 million, related primarily to the $4.0 million decrease in accounts receivable and $0.6 million increase in other accrued liabilities, which was partially offset by cash uses from a decrease of $3.7 million in deferred revenue, a decrease of $0.5 million in accrued compensation and a decrease of $0.5 million in accounts payable compared to December 31, 2015.
Cash used in operating activities was $8.0 million for the six months ended June 30, 2015, resulting from a net loss of $10.9 million for the six months ended June 30, 2015, adjusted for non-cash charges for depreciation and amortization of $2.8 million and stock-based compensation of $2.5 million. Additional cash used of $1.9 million for operating assets and liabilities related primarily to decreases of $3.8 million of accounts payable and accrued liabilities and an aggregate increase of $2.2 million in accounts receivable, inventories, and deferred revenues.
Cash Flows from Investing Activities
Cash used in investing activities was $0.4 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively, primarily due to the purchase of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $0.7 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively. This consisted primarily of the payment of taxes related to the net share settlement of equity awards, and in the case of the six months ended June 30, 2016 was partially offset by $0.8 million in proceeds from the exercise of employee stock options.
Contractual Obligations
Our contractual obligations principally arise from operating leases primarily related to our leased facilities in Redwood City, California. During the three months ended June 30, 2016, the Company entered into a new manufacture and supply agreement that resulted in total additional commitments up to $1.8 million with payment to be made in December 2022 or after. There have been no other material changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 8, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. As of June 30, 2016, there were no material changes in our market risk exposures compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 8, 2016.
Equity Price Risk
As described in Note 5, "Cash Equivalents and Marketable Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of June 30, 2016, the fair value of our investment in CO2 Solutions' common stock was $1.1 million, including an unrealized gain of $0.6 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of June 30, 2016 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss.) The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of June 30, 2016 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss).

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.
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
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation, and Junhua “Alex” Tao (collectively, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss all claims in the First Amended Complaint other than the patent infringement and trade secret misappropriation claims. We have opposed the Defendant’s Partial Motion to Dismiss. We are unable to determine when this litigation will be resolved or its ultimate outcome.
Other than our litigation against the Defendants, we are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the "Risk Factors"). During the three and six months ended June 30, 2016, there were no material changes with respect to the Risk Factors from the disclosure provided in the Form 10-K for the year ended December 31, 2015. Investors should consider the Risk Factors, as provided therein, prior to making an investment decision with respect to our stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding our repurchases of common stock during each of the three months ended June 30, 2016. All of the shares of common stock were surrendered to us to satisfy tax withholding obligations associated with the vesting for RSA awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—	—	—	—
May 1, 2016 - May 31 2016	—	—	—	—
June 1, 2016 - June 30, 2016	97,838	$4.08	—	—
Total	97,838	$4.08	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
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

Codexis, Inc.

Date:	August 9, 2016	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	August 9, 2016	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

4.3*	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Bridge Loan Agreement dated as of May 25, 2006.

4.4*	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Loan and Security Agreement dated as of September 28, 2007.

4.5*	Warrant to purchase shares of Common Stock issued to Alexandria Equities, LLC.

4.6*	Registration Rights Agreement among the Company, Jülich Fine Chemicals GmbH and the other parties named therein, dated February 11, 2005.

10.1+	Amendment to Employment Agreement between the Company and John Nicols, dated April 21, 2016.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

* Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-164044), effective April 21, 2010, and incorporated herein by reference.
+ Indicates a management contract or compensatory plan or arrangement.