Form 10-Q
period 2016-09-30
CODEXIS INC
filed 2016-11-08
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 41,220,166 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$14,918	$23,273
Restricted cash, current	883	—
Accounts receivable, net of allowances of $421 at September 30, 2016 and December 31, 2015	11,965	7,329
Inventories	1,076	992
Prepaid expenses and other current assets	1,264	1,245
Total current assets	30,106	32,839
Restricted cash	783	787
Marketable securities	1,527	1,549
Property and equipment, net	2,301	3,109
Intangible assets, net	281	2,812
Goodwill	3,241	3,241
Other non-current assets	272	310
Total assets	$38,511	$44,647
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,123	$3,399
Accrued compensation	3,024	3,331
Other accrued liabilities	2,339	2,013
Deferred revenue	4,221	6,098
Total current liabilities	11,707	14,841
Deferred revenue, net of current portion	745	3,120
Lease incentive obligation, net of current portion	992	1,310
Other long-term liabilities	2,230	2,497
Total liabilities	15,674	21,768

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 41,218 shares and 40,343 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	309,258	305,981
Accumulated other comprehensive income	384	405
Accumulated deficit	(286,809)	(283,511)
Total stockholders' equity	22,837	22,879
Total liabilities and stockholders' equity	$38,511	$44,647
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Biocatalyst product sales	$4,052	$1,818	$11,072	$6,915
Biocatalyst research and development	10,373	14,517	25,971	19,247
Revenue sharing arrangement	445	1,066	1,825	4,056
Total revenues	14,870	17,401	38,868	30,218
Costs and operating expenses:
Cost of biocatalyst product sales	2,756	1,302	7,466	4,009
Research and development	5,467	4,994	16,265	15,457
Selling, general and administrative	5,229	5,415	18,451	16,289
Total costs and operating expenses	13,452	11,711	42,182	35,755
Income (loss) from operations	1,418	5,690	(3,314)	(5,537)
Interest income	12	4	40	12
Other income (expenses)	7	(26)	(39)	(147)
Income (loss) before income taxes	1,437	5,668	(3,313)	(5,672)
Provision for (benefit from) income taxes	—	274	(15)	(144)
Net income (loss)	$1,437	$5,394	$(3,298)	$(5,528)
Net income (loss) per share, basic	$0.04	$0.14	$(0.08)	$(0.14)
Net income (loss) per share, diluted	$0.03	$0.13	$(0.08)	$(0.14)
Weighted average common stock shares used in computing net income (loss) per share, basic	40,940	39,767	40,504	39,340
Weighted average common stock shares used in computing net income (loss) per share, diluted	42,134	40,970	40,504	39,340

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$1,437	$5,394	$(3,298)	$(5,528)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of tax expense of $0 and $263 for the three months ended September 30, 2016 and 2015, respectively, and tax benefit of $0 and $200 for the nine months ended September 30, 2016 and 2015, respectively.	413	(449)	(21)	343
Other comprehensive income (loss)	413	(449)	(21)	343
Total comprehensive income (loss)	$1,850	$4,945	$(3,319)	$(5,185)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(3,298)	$(5,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,531	2,531
Depreciation and amortization of property and equipment	1,365	1,569
Gain on disposal of property and equipment	(35)	(5)
Income tax benefit related to marketable securities	—	(200)
Stock-based compensation	3,861	3,759
Changes in operating assets and liabilities:
Restricted cash, current	(883)	—
Accounts receivable, net	(4,636)	(9,738)
Inventories	(84)	717
Prepaid expenses and other assets, current	(18)	163
Other assets	38	29
Accounts payable	(1,046)	(3,606)
Accrued compensation	(307)	(393)
Other accrued liabilities	60	(523)
Long term lease incentive	(319)	(319)
Deferred revenues	(4,252)	3,955
Net cash used in operating activities	(7,023)	(7,589)
Investing activities:
Purchase of property and equipment	(787)	(288)
Proceeds from disposal of property and equipment	35	5
Decrease (increase) in restricted cash	4	(75)
Net cash used in investing activities	(748)	(358)
Financing activities:
Proceeds from exercises of options	939	235
Taxes paid related to net share settlement of equity awards	(1,523)	(1,812)
Net cash used in financing activities	(584)	(1,577)
Net decrease in cash and cash equivalents	(8,355)	(9,524)
Cash and cash equivalents at the beginning of the period	23,273	26,487
Cash and cash equivalents at the end of the period	$14,918	$16,963

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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2016 and results of our operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenues by geographic region, for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or plans for levels or components below the consolidated unit level. Accordingly, we have a single reportable segment.
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

Biocatalyst Research and Development
Biocatalyst research and development agreements typically provide us with multiple revenue streams, including research services fees for full time employee ("FTE") research services, up-front licensing fees, technology access fees, contingent payments upon achievement of contractual criteria, and royalty fees based on the licensees' product sales or cost savings achieved by our customers. We perform biocatalyst research and development activities as specified in each respective customer agreement. Payments for services received are not refundable. Certain research agreements are based on a contractual reimbursement rate per FTE working on the project. We recognize revenues from research services as those services are performed over the contractual performance periods. When up-front payments are combined with FTE services in a single unit of accounting, we recognize the up-front payments as revenue using the proportionate performance method of revenue recognition based upon the actual amount of research labor hours incurred relative to the amount of the total expected labor hours to be incurred by us, up to the amount of cash received. In cases where the planned levels of research services fluctuate substantially over the research term, we are required to make estimates of the total hours required to perform our obligations.
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
Foreign Currency Translation
The United States dollar is the functional currency for our operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the accompanying condensed consolidated statements of operations. Gains and losses realized from non-U.S. dollar transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity's functional currency are included in other expense in the accompanying condensed consolidated statements of operations.

Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $14.9 million at September 30, 2016 and were comprised of cash of $3.7 million and money market funds of $11.2 million. At December 31, 2015, cash and cash equivalents totaled $23.3 million and were comprised of cash of $12.2 million and money market funds of $11.1 million.
Restricted Cash
In connection with our effort to increase cost efficiencies, in the quarter ended September 30, 2016, we began the process of liquidating our Indian subsidiary. In order to accomplish this, we are legally required to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is included in restricted cash under Current Assets on our consolidated balance sheets and totaled $0.9 million and $0 at September 30, 2016 and December 31, 2015, respectively.
In addition, pursuant to the terms of the lease agreement for our Redwood City, CA facilities, our letters of credit are collateralized by deposit balances of $0.7 million as of September 30, 2016 and December 31, 2015, which is recorded as non-current restricted cash on the consolidated balance sheets (see Note 10, "Commitments and Contingencies" for details).
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
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, marketable securities, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued compensation, deferred revenue, and other accrued liabilities, approximate their fair values as of the balance sheet dates because of their generally short maturities.
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

Concentrations of Credit Risk
Our financial instruments that are potentially subject to concentration of credit risk primarily consist of cash equivalents, accounts receivable, marketable securities and restricted cash. We invest cash that is not required for immediate operating needs principally in money market funds.
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
The Core IP is the only finite-lived intangible asset on our condensed consolidated balance sheet as of September 30, 2016. There has been no material change in the utilization or estimated life of the Core IP since we acquired the technology patent portfolio from Maxygen.
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
In the fourth quarter of 2015, we determined that there were no events or changes in circumstances that indicated that the carrying value of the Asset Group might not be recoverable. We concluded that the fair value of the reporting unit exceeded its carrying value and no impairment existed. During the nine months ended September 30, 2016, we did not identify any indicators of potential impairment of intangible assets or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2015.

Goodwill
We determined that we operate in one segment and reporting unit under the criteria in ASC 280, "Segment Reporting." Accordingly, our review of goodwill impairment indicators is performed at the consolidated level. We review goodwill impairment annually in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.
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
Goodwill was tested for impairment in the fourth quarter of 2015. We determined that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we concluded there was no impairment of our goodwill as of December 31, 2015. During the nine months ended September 30, 2016, we did not identify any indicators of potential impairment of goodwill or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2015.
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
Benefit from income taxes was $0 and $15 thousand for the three and nine months ended September 30, 2016, respectively. Benefit (expense) from income taxes was $(0.3) million and $0.1 million in the three and nine months ended September 30, 2015, respectively.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides the FASB's guidance on certain cash flow statements items. ASU 2016-15 is effective for fiscal reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The adoption of ASU 2016-13 is not expected to have a material impact on our consolidated financial statements and related disclosures.

Note 3. Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus all additional common stock shares that would have been outstanding, assuming dilutive potential common stock shares had been issued for other dilutive securities. For periods of net loss, diluted and basic net loss per share were identical since potential common stock shares were excluded from the calculation, as their effect was anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share during the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$1,437	$5,394	$(3,298)	$(5,528)
Denominator:
Weighted average common stock shares used in computing net income (loss) per share, basic	40,940	39,767	40,504	39,340
Effect of dilutive shares	1,194	1,203	—	—
Weighted average common stock shares used in computing net income (loss) per share, diluted	42,134	40,970	40,504	39,340
Net income (loss) per share, basic	$0.04	$0.14	$(0.08)	$(0.14)
Net income (loss) per share, diluted	$0.03	$0.13	$(0.08)	$(0.14)

Anti-Dilutive Securities
The following shares were not considered in the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	2,149	2,320	5,371	6,121
Shares of common stock issuable upon exercise of outstanding warrants	73	75	73	75
Total shares excluded as anti-dilutive	2,222	2,395	5,444	6,196
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
We received a $6.0 million up-front licensing fee upon signing the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone of the agreement and earned milestone revenue of $6.5 million. In April 2016, we completed the full transfer of the CodeEvolver® protein engineering platform technology and earned milestone revenue of $7.5 million, for which payment was received in June 2016. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities.
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
The up-front license fee of $6.0 million was being recognized ratably over the technology transfer period of three years since July 2014. As the technology transfer was completed earlier than anticipated, we recognized license fees of $0 and $3.0 million for the three and nine months ended September 30, 2016, respectively, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, as biocatalyst research and development revenues. We had a deferred revenue balance from GSK related to the upfront license fee of $0 at September 30, 2016 and $3.0 million at December 31, 2015.
In September 2016, we recorded our first project-specific contingent fee based on GSK's successful application of our technology in an existing pharmaceutical product.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck. The Merck CodeEvolver® Agreement allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.

We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which is being recognized ratably over the estimated platform technology transfer period of two years. In September 2015, we achieved the first milestone under the Merck CodeEvolver® Agreement and earned milestone revenue of $5.0 million. In September 2016, we completed the full transfer of the engineering platform technology and earned milestone revenue of $8.0 million. We received the $8.0 million milestone payment in the fourth quarter of 2016. Following the completion of the technology transfer, we may be eligible to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.
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
Under the Merck CodeEvolver® Agreement, we transferred the CodeEvolver® protein engineering technology platform to Merck over the period from August 2015 through September 2016. As part of this technology transfer, we provided to Merck our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. We are providing additional enzyme evolution services to Merck at our laboratories in Redwood City through November 2016. The remaining deferred revenue relating to the upfront payment will be recognized upon completion of the additional enzyme evolution services.
The licenses to Merck are granted under patents, patent applications and know-how that we own or control as of the effective date of the Merck CodeEvolver® Agreement and that cover the CodeEvolver® protein engineering technology platform. Any improvements to the CodeEvolver® protein engineering technology platform during the technology transfer period are also included in the license grants from Codexis to Merck. Following the technology transfer period, Merck can exercise annual options that, upon payment of certain option fees, would extend Merck's license to include certain improvements to the CodeEvolver® protein engineering technology platform that arise during the three-year period that begins at the end of the technology transfer period.
Under the Merck CodeEvolver® Agreement, we will own any improvements to our protein engineering methods, processes and algorithms that arise and any enzyme technology or process technology that are developed during a technology transfer project, an evolution program or additional services. Merck will own (the "Merck-Owned Technology") (a) any enzyme technology that is developed solely by Merck under the Merck CodeEvolver® Agreement using the CodeEvolver® protein engineering technology platform (a "Project Enzyme") and (b) the methods of use of any Project Enzyme or any enzyme developed jointly by Merck and us using the CodeEvolver® protein engineering technology platform. Merck granted to us a worldwide, non-exclusive, fully paid-up, royalty-free license, with the right to grant sublicenses, to use the Merck-Owned Technology outside of the Merck Exclusive Field.
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
The Merck CodeEvolver® Agreement has a term that continues, unless earlier terminated, until the expiration of all payment obligations under the agreement. Merck may terminate the Merck CodeEvolver® Agreement by providing 90 days written notice to us. We can terminate the Merck CodeEvolver® Agreement by providing 30 days written notice to Merck if we determine, pursuant to our contractual audit rights under the Merck CodeEvolver® Agreement, that Merck has repeatedly failed to make required payments to us and/or materially underpaid us an amount due under the Merck CodeEvolver® Agreement. In the event the Merck CodeEvolver® Agreement is terminated earlier by Merck, or by us due to an uncured material breach by Merck, or if Merck sells or transfers to a third party any Merck business or facility that includes any of our proprietary materials, information or technology, we have the right to conduct an audit of Merck's facilities to confirm that all of our proprietary materials, information and technology have been destroyed. The Merck CodeEvolver® Agreement contains indemnification provisions under which Merck and we have agreed to indemnify each other against certain third party claims.
The up-front license fee of $5.0 million is being recognized ratably over a two-year period. We recognized license fees of $0.6 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, compared to $0.4 million for the three and nine months ended September 30, 2015, as biocatalyst research and development revenues and had a deferred revenue balance from Merck related to the Merck CodeEvolver® Agreement license fees of $2.1 million at September 30, 2016 and $4.0 million at December 31, 2015.
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Catalyst Supply Agreement") with Merck whereby Merck may obtain commercial scale substance for use in the manufacture of Januvia®, its product based on the active ingredient sitagliptin. In December 2015, Merck exercised its option under the terms of the Sitagliptin Catalyst Supply Agreement to extend the agreement for an additional five years through February 2022. In August 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin purchased by Merck under the Sitagliptin Catalyst Supply Agreement and to allow Merck to purchase a percentage of its requirements for sitagliptin from a specified third-party supplier. Merck has the right to terminate the Sitagliptin Catalyst Supply Agreement at any time after January 1, 2018 by giving us 24 months’ advance written notice.

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
We recognized license fees of $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, as biocatalyst research and development revenues. We had a deferred revenue balance from Merck related to license fees of $1.7 million at September 30, 2016 and $1.0 million at December 31, 2015.
Note 5. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities classified as available-for-sale at September 30, 2016 and at December 31, 2015 consisted of the following (in thousands):

	September 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds (1)	$11,153	$—	$—	$11,153
Common shares of CO2 Solutions (2)	563	964	—	1,527
Total	$11,716	$964	$—	$12,680

	December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds (1)	$11,120	$—	$—	$11,120
Common shares of CO2 Solutions (2)	563	986	—	1,549
Total	$11,683	$986	$—	$12,669
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on our condensed consolidated balance sheets.
There were no marketable securities in an unrealized loss position at September 30, 2016 or at December 31, 2015.
Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$11,153	$—	$—	$11,153
Common shares of CO2 Solutions	—	1,527	—	1,527
Total	$11,153	$1,527	$—	$12,680

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market funds	$11,120	$—	$—	$11,120
Common shares of CO2 Solutions	—	1,549	—	1,549
Total	$11,120	$1,549	$—	$12,669

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
Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$520	$262
Work-in-process	128	—
Finished goods	428	730
Inventories	$1,076	$992
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Laboratory equipment	$20,624	$20,503
Leasehold improvements	10,395	10,369
Computer equipment and software	3,284	3,271
Office equipment and furniture	1,178	1,178
Construction in progress (1)	1	3
Property and equipment	35,482	35,324
Less: accumulated depreciation and amortization	(33,181)	(32,215)
Property and equipment, net	$2,301	$3,109
(1) Construction in progress includes equipment received but not yet placed into service pending installation.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands, except weighted average amortization period):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (years)
Developed and core technology	$1,534	$(1,534)	$—	$1,534	$(1,534)	$—	5
Maxygen intellectual property	20,244	(19,963)	281	20,244	(17,432)	2,812	6
Intangible assets, net	$21,778	$(21,497)	$281	$21,778	$(18,966)	$2,812
The remaining estimated future amortization expense to be charged to research and development through December 31, 2016 is $0.3 million.
Goodwill
Goodwill had a carrying value of approximately $3.2 million at September 30, 2016 and December 31, 2015.

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
The option exercise price for incentive stock options is at least 100% of the fair value of our common stock on the date of grant and the option exercise price for nonstatutory stock options is at least 85% of the fair value of our common stock on the date of grant, as determined by the Board. If, at the time of a grant, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all of our outstanding capital stock, the exercise price for these options must be at least 110% of the fair value of the underlying common stock. Stock options granted to employees generally have a maximum term of 10 years and vest over a four year period from the date of grant, of which 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee's termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.
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
In the first quarter of 2016, we awarded PSUs based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, new R&D service revenue arrangements and novel therapeutic enzymes advancement ("2016 PSUs"). These 2016 PSUs vest such that one-half of the 2016 PSUs subject to the award vest approximately one year following the grant, and the remainder of the 2016 PSUs vest approximately two years following the grant, subject to our achievement of the performance goals and the recipient’s continued service on each vesting date. If the performance goals are achieved at the threshold level, the number of shares issuable in respect of the 2016 PSUs would be equal to half the number of 2016 PSUs granted. If the performance goals are achieved at the target level, the number of shares issuable in respect of the 2016 PSUs would be equal to the number of 2016 PSUs granted. If the performance goals are achieved at the superior level, the number of shares issuable in respect of the 2016 PSUs would be equal to two times the number of 2016 PSUs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels or between the target level and superior levels would be determined using linear interpolation. Achievement below the threshold level would result in no shares being issuable in respect of the 2016 PSUs. As of September 30, 2016, we estimated that the 2016 PSU performance goals would be achieved at 102.3% of the target level. Accordingly, we recognized expense to reflect the target level.
In 2015, we awarded PSUs ("2015 PSUs") based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, and securing a drug development partnership, with other terms similar to the 2014 PSUs and 2016 PSUs. One-half of the 2015 PSUs vested in the first quarter of each of 2016 and 2017, subject to the recipient’s continued service on each vesting date. In the first quarter of 2016, we determined that the 2015 PSU performance goals had been achieved at 92.8% of the target level, and recognized expenses accordingly.
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

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$246	$181	$688	$710
Selling, general and administrative	984	1,042	3,173	3,049
Total	$1,230	$1,223	$3,861	$3,759
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$249	$281	$820	$798
RSUs and RSAs	445	566	1,580	2,020
PSUs	536	376	1,461	941
Total	$1,230	$1,223	$3,861	$3,759
As of September 30, 2016, unrecognized stock-based compensation expense, net of expected forfeitures, was $1.9 million related to unvested employee stock options, $2.0 million related to unvested RSUs and RSAs and $1.3 million related to unvested PSUs.
Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years) (1)	5.2	5.2	5.4	6.0
Volatility	63%	67%	65%	66%
Risk-free interest rate	1.18%	1.64%	1.29%	1.70%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$2.25	$2.31	$2.30	$2.09
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

Note 9. Capital Stock
Exercise of options
For the nine months ended September 30, 2016 and 2015, 361,145 and 128,921 shares were exercised at a weighted-average exercise price of $2.60 and $1.82 per share, respectively, with net cash proceeds of $0.9 million and $0.2 million, respectively.
Warrants
Our outstanding warrants are exercisable for common stock at any time during their respective terms. As of September 30, 2016, the following warrants remain outstanding:

	September 30, 2016
Issue Date	Shares Subject to Warrants	Exercise Price per Share	Expiration
September 28, 2007	72,727	$8.25	September 28, 2017
Note 10. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 107,200 square feet of office and laboratory space in four buildings within the same business park of Metropolitan Life Insurance Company ("Met-Life"). We entered into the initial lease with Met-Life for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the lease, with the latest amendment being in 2012. At September 30, 2016, the various terms for the spaces under the lease had expiration dates that range from January 2017 through January 2020. As described further below, in October 2016, we exercised an option to extend our lease of certain spaces through January 2022. In October 2015, we entered into an agreement to sublet a portion of our headquarters to a subtenant effective January 2016. This sublease expires in November 2019.
We incurred $3.6 million of capital improvement costs related to the facilities leased from Met-Life through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord from the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligation was $1.4 million at September 30, 2016, and is reflected in other liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.4 million as of both September 30, 2016 and December 31, 2015, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and nine months ended September 30, 2016 and 2015.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of September 30, 2016 and December 31, 2015. These deposits are recorded as restricted cash on the consolidated balance sheets.
Rent expense was $0.9 million and $2.6 million during the three and nine months ended September 30, 2016, respectively, partially offset by sublease income of $0.3 million and $0.9 million, respectively. Rent expense was $0.9 million and $2.6 million during the three and nine months ended September 30, 2015, respectively, partially offset by sublease income of $0.2 million and $0.5 million, respectively.

Future minimum payments under noncancellable operating leases are as follows at September 30, 2016 (in thousands):

Years ending December 31,	Lease payments
2016 (3 months remaining)	$710
2017	2,677
2018	2,736
2019	2,818
2020	236
Total	$9,177
Minimum payments have not been reduced by future minimum sublease rentals of $2.1 million to be received under non-cancellable subleases at September 30, 2016.
A portion of our Redwood City facilities includes a lease of approximately 11,020 square feet of space located at 501 Chesapeake Drive, Redwood City, California. In September 2012, we entered into a Sixth Amendment to Lease under which we have two consecutive options to extend the term of the lease of this space for an additional period of five years per option. In October 2016, we entered into the Seventh Amendment to Lease pursuant to which we exercised the first of our options to extend the term of the lease for an additional five years, commencing on February 1, 2017 and expiring on January 31, 2022. The estimated rental expense, if recognized, would increase our costs and operating expenses in our consolidated statement of operations.
The estimated future minimum payments under this noncancellable operating lease obligation for the 501 Chesapeake Drive, Redwood City, California facilities at September 30, 2016 is as follows (in thousands):

Years ending December 31,	Lease payments
2016 (3 months remaining)	$—
2017	400
2018	448
2019	462
2020	476
Thereafter	531
Total	$2,317
Other Commitments
In April 2016, we entered into a new manufacture and supply agreement that resulted in an additional total commitment up to $1.8 million, with payment to be made in December 2022 or after.
In October 2016, we entered into a services agreement with a third party supplier for the development of a manufacturing process. The services agreement may result in an additional total commitment of up to $1.4 million. We may terminate the services agreement, at our discretion, with 60 days' notice to the supplier and shall be obligated to a reduced additional total commitment equal to the contractual amount due during this 60 day period for those stages of development (i) already in progress as of the date of the notice of termination and (ii) scheduled to have commenced within 60 days after the date of the notice of termination.
Legal Proceedings
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation, and Junhua “Alex” Tao (collectively, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss the claims for breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations, statutory unfair competition, and common law unfair competition in the First Amended Complaint. We opposed the Defendant’s Partial Motion to Dismiss. On August 11, 2016, the judge issued an order that denied the Defendants’ Partial Motion to Dismiss with respect to all five claims and in all relevant parts, and granted the motion with respect to certain underlying arguments. We are unable to determine when this litigation will be resolved or its ultimate outcome.
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
Note 11. Related Party Transactions
Exela PharmSci, Inc.
Since September 2007, we have been party to a license agreement with Exela PharmaSci, Inc. (“Exela”). Under the license agreement, as amended, we and Exela cross-licensed certain technology relating to the manufacture of argatroban, an API, in exchange for rights to certain sublicensing fees or development payments and profit sharing.
CMEA Ventures Life Sciences 2000, L.P. and its affiliate held approximately 7.4% of our common stock until its sale of all such shares on November 10, 2014 to Presidio Partners 2014, L.P. Presidio Partners 2007, L.P. (formerly CMEA Ventures VII, L.P.) owns over 10% of Exela’s outstanding capital stock. Thomas R. Baruch, one of our directors, serves on the board of directors of Exela, and is a retired general partner in Presidio Partners 2007, L.P. Mr. Baruch is also a general partner in CMEA Ventures Life Sciences 2000, L.P. Mr. Baruch has no direct or indirect pecuniary interest in the shares of our common stock owned by Presidio Partners 2014, L.P.
We recognized $0.4 million and $1.8 million for the three and nine months ended September 30, 2016, respectively, and $1.1 million and $4.1 million for the three and nine months ended September 30, 2015, respectively, shown in the consolidated statement of operations as revenue sharing arrangement. We had no receivables from Exela at September 30, 2016 and December 31, 2015.
Note 12. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer A(2)	76%	39%	43%	34%
Customer B	*	40%	27%	26%
Customer C (related party)	*	*	*	13%
Customer F	11%	*	*	*
* Less than 10% in the period presented

Customers that each contributed 10% or more of our total accounts receivable had the following balances for the periods presented:

	Percentage of Accounts Receivables at
	September 30, 2016	December 31, 2015
Customer A(2)	80%	12%
Customer D	*	22%
Customer E (1)	*	40%
Customer F	13%	*
* Revenue percentage was less than 10%; accounts receivable balance not applicable
(1) This represents a $3.1 million settlement relating to past-due payments and settlement of future payments associated with our royalty business with a non-core customer as of December 31, 2015. We collected the full amount in February 2016.
(2) This includes the final milestone revenue of $8.0 million earned under the Merck CodeEvolver® Agreement in the three and nine months ended September 2016. The $8.0 million milestone was paid by Merck in October 2016.
Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
United States	$10,373	$8,755	$17,226	$16,516
Asia
India	714	369	2,760	519
Singapore	792	497	2,912	497
Others	245	122	740	808
Europe
United Kingdom	145	7,001	10,726	8,204
Others	2,601	657	4,504	3,674
Total revenues	$14,870	$17,401	$38,868	$30,218

Identifiable long-lived assets were all in the United States as follows (in thousands):

Long-lived assets:	September 30, 2016	December 31, 2015
United States	$2,854	$6,231

Note 13. Subsequent Events
In October 2016, we entered into the Seventh Amendment to Lease for our Redwood City facilities. In addition, we entered into a service agreement with a third party supplier for the development of a manufacturing process. (See Note 10, "Commitments and Contingencies" for details).

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

Results of Operations Overview
Revenues were $14.9 million for the third quarter of 2016, a decrease of 15% from revenues of $17.4 million for the third quarter of 2015. Approximately $4.1 million of the decrease in revenues was due to the variability in the timing of milestones earned from our CodeEvolver® platform licensing agreements, and $0.6 million lower revenues from a revenue sharing arrangement. These were partially offset by an increase of $2.2 million, or 123%, in biocatalyst product sales to $4.1 million for the third quarter of 2016 compared to revenues of $1.8 million in the same period in 2015, primarily due to higher customer demand.
Cost of biocatalyst product sales increased by $1.5 million, or 112%, to $2.8 million for the third quarter of 2016, compared to the same period in 2015, due primarily to higher biocatalyst product sales.
Product gross margins were 32% in the three months ended September 30, 2016, compared to 28% in the same period in 2015 due to an increase in sales of higher margin products to a core pharmaceutical customer.
Research and development expenses increased by $0.5 million, or 9%, to $5.5 million for the third quarter of 2016 compared to the third quarter of 2015, due primarily to increased costs associated with higher headcount and increased outside services.
Selling, general and administrative expense decreased by $0.2 million, or 3%, to $5.2 million for the third quarter of 2016 compared to the third quarter of 2015, due primarily to a decrease in rent expenses.
Net income for the third quarter of 2016 was $1.4 million, representing basic net income of $0.04 per share or diluted net income of $0.03 per share. This compares to net income of $5.4 million, or basic net income of $0.14 per share, and diluted net income of $0.13 per share for the third quarter of 2015. The decrease in net income for the third quarter of 2016 over the same period of the prior year is primarily related to the timing of revenue recognition of milestones in the transfer of our CodeEvolver® protein engineering technology platform.
Cash and cash equivalents decreased by $8.4 million to $14.9 million as of September 30, 2016 compared to $23.3 million as of December 31, 2015. Net cash used in operating activities was $7.0 million in the nine months ended September 30, 2016 compared to $7.6 million in the nine months ended September 30, 2015. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
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
We received a $6.0 million up-front license fee upon execution of the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone and earned milestone revenue of $6.5 million. In the second quarter of 2016, we completed the full transfer of the protein engineering platform technology and earned milestone revenue of $7.5 million of which payment was received in June 2016. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development and commercialization activities.
We are eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the CodeEvolver® protein engineering technology platform.
The up-front license fee of $6.0 million was being recognized ratably over the technology transfer period of three years, starting July 2014. As the technology transfer was completed earlier than anticipated, we recognized license fees of $0 and $3.0 million for the three and nine months ended September 30, 2016, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, as biocatalyst research and development revenues. We had a deferred revenue balance from GSK related to the upfront license fee of $0 at September 30, 2016 and $3.0 million at December 31, 2015.
In September 2016, we recorded our first project-specific contingent fee based on GSK's successful application of our technology in an existing pharmaceutical product.

Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck, which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.

We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which is being recognized ratably over the estimated platform technology transfer period of two years. In September 2015, we achieved the first milestone under the Merck CodeEvolver® Agreement and earned a milestone payment of $5.0 million. In September 2016, we completed the full transfer of the protein engineering platform technology and earned milestone revenue of $8.0 million. We received the $8.0 million milestone payment in the fourth quarter of 2016. We may be eligible to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.

Under the Merck CodeEvolver® Agreement, we transferred the CodeEvolver® protein engineering technology platform to Merck over the period from August 2015 through September 2016. As part of this technology transfer, we provided to Merck our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms.
At the end of the technology transfer period, Merck can exercise annual options that, upon payment of certain option fees, would extend Merck's license to include certain improvements to the CodeEvolver® protein engineering technology platform that arise during the three-year period that begins at the end of the technology transfer period. We will also provide additional enzyme evolution services to Merck at our laboratories in Redwood City through November 2016.
We recognized license fees of $0.6 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, compared to $0.4 million for the three and nine months ended September 30, 2015 as biocatalyst research and development revenue and had a deferred revenue balance from Merck related to the Merck CodeEvolver® Agreement license fees of $2.1 million at September 30, 2016 and $4.0 million at December 31, 2015.
Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Revenues:
Biocatalyst product sales	$4,052	$1,818	$2,234	123%	$11,072	$6,915	$4,157	60%
Biocatalyst research and development	10,373	14,517	(4,144)	(29)%	25,971	19,247	6,724	35%
Revenue sharing arrangement	445	1,066	(621)	(58)%	1,825	4,056	(2,231)	(55)%
Total revenues	14,870	17,401	(2,531)	(15)%	38,868	30,218	8,650	29%
Costs and operating expenses:
Cost of biocatalyst product sales	2,756	1,302	1,454	112%	7,466	4,009	3,457	86%
Research and development	5,467	4,994	473	9%	16,265	15,457	808	5%
Selling, general and administrative	5,229	5,415	(186)	(3)%	18,451	16,289	2,162	13%
Total costs and operating expenses	13,452	11,711	1,741	15%	42,182	35,755	6,427	18%
Income (loss) from operations	1,418	5,690	(4,272)	(75)%	(3,314)	(5,537)	2,223	40%
Interest income	12	4	8	200%	40	12	28	233%
Other income (expenses)	7	(26)	33	127%	(39)	(147)	108	73%
Income (loss) before income taxes	1,437	5,668	(4,231)	(75)%	(3,313)	(5,672)	2,359	42%
Provision for (benefit from) income taxes	—	274	(274)	(100)%	(15)	(144)	129	90%
Net income (loss)	$1,437	$5,394	$(3,957)	(73)%	$(3,298)	$(5,528)	$2,230	40%

Our revenues are comprised of biocatalyst product sales, biocatalyst research and development revenues, and revenue from a revenue sharing arrangement.

•	Biocatalyst product sales revenues consist of sales of biocatalyst enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits.

•	Biocatalyst research and development revenues include license, technology access and exclusivity fees, research services, milestone payments, royalties, and optimization and screening fees.

•	Revenue sharing arrangement revenues are recognized based upon sales of licensed products by Exela.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2016	2015	$	%	2016	2015	$	%
Biocatalyst product sales	$4,052	$1,818	$2,234	123%	$11,072	$6,915	$4,157	60%
Biocatalyst research and development	10,373	14,517	(4,144)	(29)%	25,971	19,247	6,724	35%
Revenue sharing arrangement	445	1,066	(621)	(58)%	1,825	4,056	(2,231)	(55)%
Total revenues	$14,870	$17,401	$(2,531)	(15)%	$38,868	$30,218	$8,650	29%
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
Total revenues decreased $2.5 million in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a decrease in revenues recognized on achievement of milestones and a decrease in revenues from a revenue-sharing arrangement, partially offset by an increase in biocatalyst product sales. Total revenues increased $8.7 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to increased research and development fees and revenues, plus growth in biocatalyst product sale revenues of $4.2 million, partially offset by a decrease of $2.2 million in revenues from revenue-sharing arrangement.
Biocatalyst product sales increased by $2.2 million and $4.2 million in the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015, due to an increase in customer demand during the three and nine months periods ended September 30, 2016. This increase was related to a year-over-year increase in enzyme sales for Merck's sitagliptin manufacturing and sales to another core pharmaceutical customer.
Biocatalyst research and development revenues decreased approximately $4.1 million in the three months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily due to the timing of achievement of milestones under technology transfer agreements with certain customers. In 2015, we recognized a $6.5 million milestone from our collaborative arrangement with GlaxoSmithKline ("GSK") under the GSK CodeEvolver® Agreement, and a $5.0 million milestone from our collaborative arrangement with Merck Sharp & Dohme Corp., known as MSD outside the United States and Canada ("Merck") under the Merck CodeEvolver® Agreement. These were partially offset by an $8.0 million milestone recognized under the Merck CodeEvolver® Agreement in 2016. As of September 30, 2016, we have now achieved all the substantive milestones under the technology transfer obligations of the CodeEvolver® platform technology transfer and license agreements with GSK and Merck.
Biocatalyst research and development revenues increased approximately $6.7 million in the nine months ended September 30, 2016 compared to the same period in 2015. This was primarily due to the completion of the second and final phase in the transfer of our proprietary CodeEvolver® protein engineering platform technology to Merck under the Merck CodeEvolver® Agreement, which resulted in recognition of a $8.0 million milestone on completion of the technology transfer, and on the achievement of the third and final milestone in the transfer of our proprietary CodeEvolver® protein engineering platform technology to GSK under the GSK CodeEvolver® Agreement which resulted in recognition of a $7.5 million milestone payment and recognition of $2.5 million of deferred revenues upon early completion of the technology transfer. The achievement of the final milestone under our collaboration agreement with a major biopharmaceutical company also contributed to the increase in revenues, mostly offset by lower royalties from two non-core customers in the second quarter of the prior year. These were partially offset by a $6.5 million milestone under the GSK CodeEvolver® Agreement and a $5.0 million milestone under the Merck CodeEvolver® Agreement recognized in 2015.
Revenues from the revenue-sharing arrangement with Exela PharmSci, Inc. ("Exela") for the sales of argatroban injectable drug decreased $0.6 million and $2.2 million during the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015. This is a result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters after expiration of the patent. We expect that revenue-sharing arrangement revenues may continue to decline in future quarters due to increased competition resulting from the expiration of the third party patent related to the production of argatroban.
Cost and Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2016	2015	$	%	2016	2015	$	%
Cost of biocatalyst product sales	$2,756	$1,302	$1,454	112%	$7,466	$4,009	$3,457	86%
Research and development expense	5,467	4,994	473	9%	16,265	15,457	808	5%
Selling, general and administrative expense	5,229	5,415	(186)	(3)%	18,451	16,289	2,162	13%
Total costs and operating expenses	$13,452	$11,711	$1,741	15%	$42,182	$35,755	$6,427	18%
Cost of Biocatalyst Product Sales and Product Gross Margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2016	2015	$	%	2016	2015	$	%
Revenues from biocatalyst product sales	$4,052	$1,818	$2,234	123%	$11,072	$6,915	$4,157	60%
Cost of biocatalyst product sales	2,756	1,302	1,454	112%	7,466	4,009	3,457	86%
Biocatalyst product gross profit	$1,296	$516	$780	151%	$3,606	$2,906	$700	24%
Product gross margin (%)	32%	28%			33%	42%
Cost of biocatalyst product sales comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our biocatalyst product sales.
Our cost of biocatalyst product sales increased by $1.5 million, or 112%, during the three months ended September 30, 2016 and $3.5 million, or 86%, during the nine months ended September 30, 2016, compared to the corresponding periods in 2015, due primarily to higher biocatalyst product sales. Product gross margins increased to 32% in the three months ended September 30, 2016 from 28% in the corresponding period of the prior year mainly due to an increase in sales of higher margin products to a core pharmaceutical customer. Product gross margins for the nine months ended September 30, 2016 decreased to 28% compared to 42% in the corresponding period of the prior year due to an increase in lower margin sales of enzymes to Merck for Sitagliptin manufacturing and a decrease in higher margin sales to a customer in the fine chemicals market.
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
Research and development expenses increased by $0.5 million, or 9%, during the three months ended September 30, 2016, compared to the same period in 2015. For the nine months ended September 30, 2016, research and development expenses increased by $0.8 million, or 5%, compared to the same period in 2015. Research and development expenses increased for both periods over the corresponding periods of the prior year primarily due to higher consulting fees related to the evaluation of potential new drug development targets, higher outside services, and increased costs associated with higher headcount.

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
Selling, general and administrative expenses decreased by $0.2 million, or 3%, for the three months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily the result of a reduction in rent expenses reflecting the sublease of a portion of our headquarters. For the nine months ended September 30, 2016, selling, general and administrative expenses increased $2.2 million, or 13%, compared to the corresponding periods in 2015. The increase was primarily a result of higher legal expenses and higher consulting fees relating to exploration of new business development opportunities.
Interest income and other income (expense)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2016	2015	$	%	2016	2015	$	%
Interest income	$12	$4	$8	200%	$40	$12	$28	233%
Other income (expense)	7	(26)	33	127%	(39)	(147)	108	73%
Total other income (expense)	$19	$(22)	$41	186%	$1	$(135)	$136	101%
Interest income was not material during the three and nine months ended September 30, 2016 and 2015.
The change in other income (expenses) was primarily related to fluctuations in foreign currency.
Provision for income taxes
We recognized an income tax benefit of $0 and $15 thousand for the three months ended September 30, 2016 and 2015, respectively. We recognized an income tax benefit (expense) of $(0.3) million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.

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
The following tables summarize our cash and cash equivalents and working capital as of September 30, 2016 and December 31, 2015, as well as our statements of cash flows for the nine months ended September 30, 2016 and 2015:

(In Thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$14,918	$23,273
Working capital	$18,399	$17,998

	Nine months ended September 30,
(In Thousands)	2016	2015
Net cash used in operating activities	$(7,023)	$(7,589)
Net cash used in investing activities	(748)	(358)
Net cash used in financing activities	(584)	(1,577)
Net decrease in cash and cash equivalents	$(8,355)	$(9,524)
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver® protein engineering technology platform, and expand our business development and collaborations with new customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from biocatalyst product sales and research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of biocatalyst products and/or biocatalyst research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
We are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. In the three and nine months ended September 30, 2016, we completed the final phase in the transfer of CodeEvolver® technology to Merck under the Merck CodeEvolver® Agreement. We received payments totaling $8.0 million in the fourth quarter of 2016 from the achievement of this milestone. Following the completion of the technology transfer to Merck, we are now eligible to receive payments of up to $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® technology. In addition, following the completion of the CodeEvolver® technology transfer to GSK under the GSK CodeEvolver® agreement, we have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology.
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
Cash Flows from Operating Activities
Cash used in operating activities was $7.0 million net for the nine months ended September 30, 2016, which resulted from a net loss of $3.3 million for the nine months ended September 30, 2016 adjusted for non-cash charges for depreciation and amortization of $3.9 million and stock-based compensation of $3.9 million. Additional cash uses from changes in operating assets and liabilities were $11.4 million. Changes in operating assets and liabilities included a $4.6 million increase in accounts receivable and a $4.3 million decrease in deferred revenues, in each case primarily related to revenue recognition on the achievement of milestones from collaborative arrangements with Merck and GSK, a $1.0 million decrease in accounts payable primarily reflecting the timing of payments and a $0.9 million increase in restricted cash-current reflecting the funding of a reserve to satisfy the financial obligations of our India subsidiary.
Cash used in operating activities was $7.6 million for the nine months ended September 30, 2015, which resulted from a net loss of $5.5 million for the nine months ended September 30, 2015, adjusted for non-cash charges for depreciation and amortization of $4.1 million and stock-based compensation of $3.8 million, as well as changes in operating assets and liabilities. Such changes included a $9.7 million increase in accounts receivable related to the achievement of milestones from collaborative arrangements with Merck and GSK and a $3.6 million decrease in accounts payable, primarily reflecting the timing of payments. These were partially offset by an increase $4.0 million in deferred revenues.
Cash Flows from Investing Activities
Cash used in investing activities was $0.8 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively, primarily related to the purchase of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $0.6 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively. Cash used consisted of taxes paid related to net share settlement of equity awards partially offset by $0.9 million and $0.2 million proceeds provided by the exercise of employee stock options for the nine months ended September 30, 2016 and 2015, respectively.
Contractual Obligations
During the second quarter of 2016, the Company entered into a new manufacturing and supply agreement that resulted in total additional commitments up to $1.8 million with payment to be made in December 2022 or after.
Our contractual obligations principally arise from operating leases primarily related to our leased facilities in Redwood City, California. In October 2016, we entered into a Seventh Amendment to Lease for estimated future minimum payments of approximately $2.3 million beginning in February 2017.
In October 2016, we entered into a service agreement with a third party supplier for the development of a manufacturing process. The service agreement, which can be canceled at our discretion with 60 days' notice, may result in an additional total commitment of up to $1.4 million beginning in October 2016.
For additional information about our contractual obligations, see Note 10 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements. There have been no other material changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

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
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. As of September 30, 2016, there were no material changes in our market risk exposures compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 8, 2016.
Equity Price Risk
As described in Note 5, "Cash Equivalents and Marketable Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of September 30, 2016, the fair value of our investment in CO2 Solutions' common stock was $1.5 million, including an unrealized gain of $1.0 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of September 30, 2016 would have been an unrealized loss of approximately $0.2 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss.) The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of September 30, 2016 would have been an unrealized loss of approximately $0.2 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss).

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.
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
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation, and Junhua “Alex” Tao (collectively, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss the claims for breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations, statutory unfair competition, and common law unfair competition in the First Amended Complaint. We opposed the Defendant’s Partial Motion to Dismiss. On August 11, 2016, the judge issued an order that denied the Defendants’ Partial Motion to Dismiss with respect to all five claims and in all relevant parts, and granted the motion with respect to certain underlying arguments. We are unable to determine when this litigation will be resolved or its ultimate outcome.
Other than our litigation against the Defendants, we are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the "Risk Factors"). During the three and nine months ended September 30, 2016, there were no material changes with respect to the Risk Factors from the disclosure provided in the Form 10-K for the year ended December 31, 2015. Investors should consider the Risk Factors, as provided therein, prior to making an investment decision with respect to our stock.

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

Codexis, Inc.

Date:	November 8, 2016	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	November 8, 2016	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

4.3*	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Bridge Loan Agreement dated as of May 25, 2006.

4.4*	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Loan and Security Agreement dated as of September 28, 2007.

4.5*	Warrant to purchase shares of Common Stock issued to Alexandria Equities, LLC.

4.6*	Registration Rights Agreement among the Company, Jülich Fine Chemicals GmbH and the other parties named therein, dated February 11, 2005.

10.1‡	Amendment No. 4 to Sitagliptin Supply Agreement, effective as of January 1, 2016, by and between the Company and Merck Sharp and Dohme Corp.

10.2+	Offer Letter, dated as of October 12, 2016, by and between the Company and Michael Aldridge.

10.3	Seventh Amendment to Lease, effective as of October 11, 2016, with Metropolitan Life Insurance Company.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

* Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-164044), effective April 21, 2010, and incorporated herein by reference.
‡Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
+ Indicates a management contract or compensatory plan or arrangement.