Form 10-K
period 2016-12-31
CODEXIS INC
filed 2017-03-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of Codexis as of June 30, 2016 was approximately $114.2 million based upon the closing price reported for such date on The NASDAQ Global Select Market.
As of February 28, 2017, there were 41,382,691 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2016. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Codexis, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
We discover, develop and sell proteins that deliver value to our clients in a growing set of industries. We view proteins as a vast untapped source of value-creating materials, and we are using our proven technologies, which have been continuously improved over our fifteen year history, to commercialize an increasing number of novel proteins, both as proprietary Codexis products and in partnership with our customers.
Many companies have historically used naturally occurring proteins to produce or enhance goods used in everyday life. Despite the growing number of commercial applications of naturally occurring proteins across many industries, the inherent limitations of naturally-occurring proteins frequently restrict their commercial use. Through the application of our proprietary CodeEvolver® protein engineering technology platform, we are able to engineer novel proteins to overcome these restrictions, thereby adding value or opening up new prospects for our potential clients’ products, processes or businesses. We have developed new proteins that are significantly more stable and/or active in our commercial applications than proteins derived from nature.
We are a pioneer in the harnessing of computational technologies to drive biology advancements. Over the last fifteen years, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform, the primary source of our competitive advantage. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine our large and continuously growing library of protein variants’ performance attributes. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling delivery of targeted performance enhancements in a time-efficient manner. In addition to its computational prowess, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and process development which are all coordinated to create our novel protein innovations.
OUR STRATEGY
Our strategy is to grow our revenues, profits, and stockholder value by leveraging our CodeEvolver® protein engineering technology platform in the following ways:

•
Licensing our CodeEvolver® protein engineering technology platform. We intend to continue to pursue opportunities to license our CodeEvolver® protein engineering technology platform to third parties so they can create cost-saving protein catalyst solutions utilizing their own in-house protein engineering capability.

•
Growing our pharmaceutical protein catalysts business. We intend to continue to pursue opportunities in the pharmaceutical market to use our protein catalysis products and services to reduce the costs for manufacturing small molecule drugs. We intend to increase the number of pharmaceutical customers and processes that utilize and benefit from our novel, cost-saving protein catalyst solutions.

•
Growing our fine chemicals protein catalysts business. We intend to continue to pursue opportunities in the fine chemicals market to use protein catalysis products and services to reduce the costs for manufacturing in adjacent markets like food and food ingredients. We intend to increase the number of fine chemical customers and processes who utilize and benefit from our novel, cost-saving protein catalyst solutions.

•
Creating and advancing novel biotherapeutic drug candidates. We intend to continue to pursue opportunities to apply our protein engineering capabilities to the creation and development of novel biotherapeutic drug candidates, both in partnership with customers and as proprietary Codexis drug candidates. We intend to continue to advance our own novel enzyme biotherapeutic candidate for the potential treatment of phenylketonuria ("PKU") disease. We have also invested in research and development in an effort to generate additional early stage novel biotherapeutic candidates.

•
Developing high-performance enzymes for use in diagnostic applications. We intend to offer high-performance enzymes to customers using next generation sequencing (“NGS”) and polymerase chain reaction (“PCR/qPCR”) for in vitro molecular diagnosis applications.

In this Annual Report, the “Company,” “we,” “us” and “our” refer to Codexis, Inc. and its subsidiaries on a consolidated basis.

OUR MARKET OPPORTUNITIES
Pharmaceutical Market
We believe the pharmaceutical industry represents a significant market opportunity for us and is our primary business focus. Pharmaceutical companies are in constant search for new drugs to offer to their customers, and are under significant competitive pressure both to reduce costs and to increase the speed to market for their products. To meet these pressures, pharmaceutical companies are discovering and developing novel protein-based drug products, as well as seeking manufacturing processes for their new and existing drugs that reduce overall costs, simplify production and increase efficiency and product yield, while not affecting drug safety and efficacy. Cost reduction is even more important to developers (known as innovators) of patent-protected pharmaceutical products when the patents for those products expire and such innovators are forced to compete with manufacturers of generic drugs.
The pharmaceutical product lifecycle begins with the discovery of new chemical entities and continues through preclinical and clinical development, product launch, commercial scale-up and, ultimately, patent expiration and the transition from branded to generic products. As innovators develop, produce and then market products, manufacturing priorities and processes evolve. Historically, innovators have focused on production cost reduction in the later stages of clinical development and have been reluctant to make process changes after a product has been launched. However, as pressures to reduce costs have increased, innovators have pursued cost reduction measures much earlier in the pharmaceutical product lifecycle and are increasingly looking for opportunities to improve their operating margins, including making manufacturing process changes for marketed products after the products have been launched if these changes can result in significant cost reductions. As a result, innovators are investing in new technologies, including our CodeEvolver® protein engineering technology platform, to improve their manufacturing productivity and efficiency or outsourcing the manufacture of their intermediates and active pharmaceutical ingredients (APIs).
Our Solutions for the Pharmaceutical Market
Small Molecule Manufacturing Cost Reduction
Our pharmaceutical customers, which include a majority of the largest global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. Our CodeEvolver® protein engineering technology platform enables us to deliver solutions to our customers in this market by developing and delivering optimized protein catalysts that perform chemical transformations at a lower cost and improve the efficiency and productivity of manufacturing processes. We provide value throughout the pharmaceutical product lifecycle. Our products and services allow us to provide benefits to our pharmaceutical customers in a number of cost saving ways, including any - and sometimes all - of the following:
•reducing the use of raw materials and reagents;
•eliminating multiple steps in the manufacturing process;
•improving purity, productivity and yield;
•using water as a primary solvent;
•eliminating hazardous inputs;
•enabling the use of simple equipment and reducing the need for capital expenditure;
•reducing energy requirements;
•reducing the generation of chemical byproducts or waste; and
•reducing the need for late-stage purifications.
Early in a pharmaceutical product’s lifecycle, pharmaceutical manufacturers can use our protein catalyst products and services to reduce manufacturing costs. If an innovator incorporates our products or processes into an approved product, we expect the innovator to continue to use our products or processes at least over the patent life of the marketed drug.
Pharmaceutical manufacturers can also use our products and services to reduce manufacturing costs after a product is launched. At this stage, changes in the manufacturing process originally approved by the drug regulator may require additional regulatory review. Typically, pharmaceutical companies will only seek regulatory approval for a manufacturing change if substantial cost savings are realizable. We believe that the cost savings associated with our products may lead our customers to change their manufacturing processes for approved products and, if necessary, seek regulatory approval of the new processes which incorporate our proteins. Moreover, we believe these cost savings are attractive to generics manufacturers, who compete primarily on price.
In addition, manufacturing processes that utilize our protein catalysts can frequently enable processes that are more sustainable and environmentally friendly compared to alternative, traditional manufacturing approaches. This has led Codexis to earn three

US EPA Presidential Green Chemistry Challenge awards for improved pharmaceutical manufacturing processes over the last eleven years. All three of these awards were associated with blockbuster drug products.
Discovery and Development of Biotherapeutic Drug Candidates
We are also targeting new opportunities in the pharmaceutical industry to discover or improve biotherapeutic drug candidates for our customers. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate. For example, we may be able to use our technology to improve the activity, stability or immunogenicity of a customer’s biotherapeutic drug candidate.
Partner-funded Biotherapeutic Product Development
We are using our platform technology to improve characteristics of our customers’ pre-existing biotherapeutic drug candidates. In July 2016, we successfully completed our obligations under a collaborative research and development agreement with a leading global biopharmaceutical company. Under that agreement, we employed our CodeEvolver protein engineering platform technology to develop a novel enzyme for use in our partner’s preclinical therapeutic development program. During this project, we earned success fees, associated milestone payments and research and development service revenues. In November 2016, we announced that our biopharmaceutical partner had exercised its option to secure a non-exclusive license to the novel enzyme developed by Codexis. As a result, Codexis could receive additional annual license fees from our biopharmaceutical partner. We continue to pursue this and other customers who could benefit by applying our CodeEvolver® protein engineering platform technology to improve the discovery and/or development of other biotherapeutics in partnership with Codexis
Self-funded Biotherapeutic Product Development
We are also using our platform technology to develop our own early stage, novel enzyme therapeutic product candidates. Our lead product candidate is an enzyme which we have engineered to be orally administered and are developing as a potential treatment of PKU in humans. PKU is an inborn metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. As a result, phenylalanine accumulates to toxic levels in the brain, causing serious neurological problems including intellectual disability, seizures and cognitive and behavioral problems. To avoid toxic levels of phenylalanine in their blood, individuals with PKU must follow a strict, life-long diet that is low in phenylalanine and supplement their diet with a synthetic phenylalanine-free formula to provide them with sufficient nutrients. Maintaining a strict, life-long diet can be challenging for individuals with PKU. There are an estimated 50,000 people with PKU in the developed world.
We continue to invest in the development of our preclinical therapeutic enzyme product candidate as a potential treatment of PKU. We have filed patent applications covering the composition of matter for our therapeutic enzymes and the use of these enzymes as a treatment for PKU. In addition to the PKU program, we have previously made, and expect to continue to make, modest additional investments with the aim of generating additional product candidates targeting other therapeutic areas.
Fine Chemicals Markets
Beyond the pharmaceutical industry, our CodeEvolver® protein engineering platform technology has enabled cost-savings for our partners in the fine chemicals markets, and the food industry in particular. In December 2016, we entered into an exclusive agreement with Tate & Lyle, a market-leading food ingredients company, to supply a proprietary enzyme for use in Tate & Lyle’s food ingredient production. We are seeking to expand our protein catalyst offerings in the fine chemicals market within and beyond the food industry, including, for example, to the agricultural chemicals and flavors and fragrances markets.
Molecular Biology and In Vitro Diagnostic Enzymes
We believe that our Codexis protein engineering capability can also be deployed to commercialize novel enzymes as improvements to enzymes consumed by customers in many industrial sectors. As our first effort in this strategy, we have developed an enzyme for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. Our first proprietary enzyme for this market will target improved library preparation for NGS users and is expected to be available in beta-test format in the second quarter of 2017.
Licensing Our CodeEvolver® Protein Engineering Technology Platform
Our CodeEvolver® protein engineering technology platform enables rapid development of custom-designed enzymes that are highly optimized for efficient manufacturing processes. We intend to continue to enter into license arrangements with third parties that will allow them to use our CodeEvolver® protein engineering technology platform to discover and develop novel proteins for their internal use. To date, we have entered into platform technology licensing agreements with each of GlaxoSmithKline and Merck.
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
Under the GSK CodeEvolver® Agreement, we transferred our CodeEvolver® protein engineering technology platform to GSK over a twenty-one-month period that began on July 10, 2014, the effective date of the GSK CodeEvolver® Agreement. As a part of this technology transfer, we provided to GSK our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of our and GSK scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at GSK’s laboratories in Upper Merion, Pennsylvania. The technology transfer was completed in April 2016 and our CodeEvolver® protein engineering technology platform has been installed at GSK’s Upper Merion, Pennsylvania site.
The licenses to GSK were granted under certain patents, patent applications and know-how that we owned or controlled as of the effective date of the GSK CodeEvolver® Agreement and that cover our CodeEvolver® protein engineering technology platform and certain enzymes useful in the Field. Any improvements to our CodeEvolver® protein engineering technology platform during the technology transfer period were included in the license grants from us to GSK.
Under the GSK CodeEvolver® Agreement, GSK owns (the “GSK-Owned Technology”) (a) any enzyme technology that was developed during a project under the GSK CodeEvolver® Agreement that used our CodeEvolver® protein engineering technology platform during the technology transfer period and (b) the methods of use of any Project Enzyme in compound synthesis that were developed during the technology transfer period. GSK granted to us a worldwide, non-exclusive, fully paid-up, royalty-free license, with the right to grant sublicenses, to use outside of the GSK Exclusive Field, the GSK-Owned Technology that was developed during the technology transfer period.
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
In 2015, we completed Wave 1 and Wave 2 of the transfer of our CodeEvolver® protein engineering technology platform to GSK. In addition to the $6.0 million upfront payment and $5.0 million Wave 1 technology transfer milestone payment received from GSK in 2014, in 2015 we received a $6.5 million technology transfer milestone payment from GSK for the successful completion of Wave 2. In April 2016, we completed the full transfer of the CodeEvolver® protein engineering platform technology and earned Wave 3 milestone revenue of $7.5 million. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology.
In the third quarter of 2016, we earned the first milestone under the agreement related to the development of an enzyme for an already-commercialized product. In addition, we are eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the CodeEvolver® protein engineering technology platform.
Merck
On August 3, 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the “Merck CodeEvolver® Agreement”) with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (collectively, “Merck”).
The Merck CodeEvolver® Agreement allows Merck to use our proprietary CodeEvolver® protein engineering platform technology in the field of human and animal healthcare.
Under the terms of the Merck CodeEvolver® Agreement, we granted to Merck a non-exclusive worldwide license to use the CodeEvolver® protein engineering technology platform to research, develop and manufacture novel enzymes for use by Merck in its internal research programs (“Merck Non-Exclusive Field”). The license to Merck is exclusive for the research, development and manufacture of novel enzymes for use by Merck in the chemical synthesis of therapeutic products owned or controlled by Merck (“Merck Exclusive Field”). Merck has the right to grant sublicenses to affiliates of Merck and, in certain limited circumstances, to third parties. We also granted to Merck a license to make or have made products manufactured using the CodeEvolver® protein engineering technology platform with a right to grant sublicenses solely to affiliates of Merck, contract manufacturing organizations and contract research organizations. The manufacturing license is exclusive in the Merck Exclusive Field and non-exclusive in the Merck Non-Exclusive Field. The licenses are subject to certain limitations based on pre-existing contractual obligations that apply to the technology and intellectual property that are the subject of the license grants. The licenses do not permit the use of the CodeEvolver® protein engineering technology platform to discover any therapeutic enzyme, diagnostic product or vaccine. In addition, Merck is prohibited from using the CodeEvolver® protein engineering technology platform to develop or produce enzymes or any other compounds for or on behalf of any third parties except in a very limited manner when Merck divests a therapeutic product that is manufactured using an enzyme developed using the CodeEvolver® protein engineering technology platform.
Under the terms of the Merck CodeEvolver® Agreement, Merck paid us $18.0 million in technology transfer up-front and milestone payments over the technology transfer period of 15 months from August 3, 2015, the effective date of the Merck CodeEvolver® Agreement. We also have the potential to receive product-related payments of up to $15.0 million for each API that is manufactured by Merck using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering technology platform during the 10-year period that begins on the conclusion of the 15-month technology transfer period. These product-related payments, if any, will be paid by Merck to us for each quarter that Merck manufactures API using a CodeEvolver®-developed enzyme. The payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. We have the right to conduct an annual audit to confirm that all payments that are owed to us have been paid in full and on time.
Under the Merck CodeEvolver® Agreement, we transferred the CodeEvolver® protein engineering technology platform to Merck over the period from August 2015 through September 2016. As part of this technology transfer, we provided to Merck our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. We provided additional enzyme evolution services to Merck at our laboratories in Redwood City through November 2016. The remaining deferred revenue relating to the upfront payment was recognized upon completion of the additional enzyme evolution services.
The licenses to Merck are granted under patents, patent applications and know-how that we owned or controlled as of the effective date of the Merck CodeEvolver® Agreement and that cover the CodeEvolver® protein engineering technology platform. Any improvements to the CodeEvolver® protein engineering technology platform during the technology transfer period are also included in the license grants from Codexis to Merck. Following the technology transfer period, Merck can exercise annual options that, upon payment of certain option fees, would extend Merck’s license to include certain improvements to the CodeEvolver® protein engineering technology platform that arise during the three-year period that begins at the end of the technology transfer period.
Under the Merck CodeEvolver® Agreement, we own any improvements to our protein engineering methods, processes and algorithms that arose and any enzyme technology or process technology that are developed during an evolution program or additional services. Merck owns (the “Merck-Owned Technology”) (a) any enzyme technology that is developed solely by Merck under the Merck CodeEvolver® Agreement using the CodeEvolver® protein engineering technology platform (a “Project Enzyme”) and (b) the methods of use of any Project Enzyme or any enzyme developed jointly by Merck and us using the CodeEvolver® protein engineering technology platform. Merck granted to us a worldwide, non-exclusive, fully paid-up, royalty-free license, with the right to grant sublicenses, to use the Merck-Owned Technology outside of the Merck Exclusive Field.
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
Protein Catalyst Products and Services
Our protein catalyst products and services can deliver value to our customers in multiple potential ways:
•manufacture their products at lower cost
•manufacture their products with lower fixed capital investment
•reduce the cost of development of complex chemical synthesis processes
•enable their products to achieve higher product purity
•reduce the risk of adverse effects arising from product impurities
•allow the removal of entire steps from chemical production
•flexibility to apply at any point across their product’s lifecycle
Our products include protein catalysts, chemical intermediates and Codex® Biocatalyst Panels and Kits. We sell our products primarily through our directed sales and business development force in the United States and Europe.
In addition to products, we also offer R&D services to our customers. These R&D service agreements often contain service fee payments and intellectual property provisions under which we screen and/or engineer protein catalysts for customers in connection with their process development efforts. In these collaborations, we typically receive consideration in the form of one or more of the following: up-front payments, milestone payments, payments for screening and engineering services, licensing fees and royalties.
Protein Catalysts
We often sell protein catalysts (also referred to as biocatalysts or enzymes), by the gram or kilogram, that have been already been engineered, scaled up, and installed in a customer’s commercial process. For example, we sell protein catalysts to Merck for their manufacture of sitagliptin, the active ingredient in Januvia®. We also sell protein catalysts which are in developmental stages. These are enzymes that are sold in batches or by the gram or kilogram that are in the process of being engineered or scaled up by Codexis, or are in the process of being trialed or approved for use in the customer’s process. We may sell batches of specific protein catalysts that are in the middle of our protein engineering efforts to test their performance at a larger customer scale. We also may sell batches of specific protein catalysts for use in customer’s developmental products (for example, to trial in a customer’s Phase II drug candidate process). Finally, we may sell batches of specific protein catalysts as a customer performs trials for approval in their commercial manufacturing operations.
Chemical Intermediates
In some cases, we sell intermediate chemicals products that are produced in a process that uses our protein catalysts. These chemical intermediates are then used by our customer for further chemical processing.
Codex® Biocatalyst Panels and Kits
We sell kits and panels of our protein catalysts. These kits and panels assemble a relevant subset of our engineered enzymes to enable customers to perform chemistry screening on their own. These kits and panels are organized by specific types of chemical reactions that are widely applicable in the pharmaceutical and fine chemical markets.
Protein Catalyst Screening Services
If a customer prefers, rather than purchasing our Codex® Biocatalyst Panels or Kits to use for their own screening, they can send us their starting materials and desired chemical reaction, and we will test against our existing libraries of enzymes on an R&D service fee basis. If we detect desired activity in a specific enzyme, we can supply the customer with this enzyme or perform engineering services to improve the performance of the enzyme.
Protein Engineering Services
We work with our customers throughout their product development lifecycle to optimized enzymes that have been engineered specifically to perform a desired process according to a highly selective set of specifications. We typically charge customers on an R&D services basis by project or project-month. These are typically larger R&D service fees than screening services.
The protein engineering process starts by identifying genes that code for enzymes known to have the general type of catalytic reactivity for a desired chemical reaction. Typically, we identify gene sequences from our extensive in-house collection or from published databases and then synthesize candidate genes having those sequences. Using a variety of biotechnology tools, we diversify these genes by introducing mutations, giving rise to changes in the enzymes for which they encode. The methods for diversifying these genes, and types of diversity being tested, often vary over the course of a protein engineering program. For finding initial diversity, methods typically include random mutagenesis and site-directed (included computational structure-guided) mutagenesis. We also test mutational variations from related enzymes found in different organisms.
Once we have identified potentially beneficial mutations, we create libraries of thousands of variants with combinations of these mutations. With our proprietary genetic manipulation tools, we generate libraries of genes that have programmed and random combinations of the mutations for testing. The pool of genes is used to transform host cells, which entails introducing the various genes into host cells. These cells are then grown into colonies. Cells from individual colonies are cultured in high throughput to produce the enzyme encoded by the genetic variant in those cells. The enzymes expressed by these cells are then screened in high throughput using test conditions relevant to the desired process. The screening results allow us to identify and catalog individual genes that produce improved enzymes with beneficial mutations as well as enzymes having detrimental ones. Using specifically developed test conditions and analytical methods, we can identify variant enzymes that exhibit various improved performance characteristics, such as stability, activity and selectivity, under conditions relevant to the desired chemical process.
In the next step in our optimization process, we use our proprietary bioinformatics software to analyze protein sequence-activity relationships. Our software and algorithms relate the screening results to the mutations and ranks the individual and interacting protein sequence mutations with regard to their degree of benefit or detriment, relative to the process parameter(s) tested. Using this information, we can create a select pool of mutational diversity in the next iteration to further the accumulation of beneficial diversity and cancel out detrimental diversity in the individual genes in the resulting library. The gene that codes for the best performing enzyme in one iteration is used as the starting gene for the next iteration of recombination and screening. As the enzymes improve over these iterations, the screening conditions are made increasingly more stringent. In this way, the protein catalyst is rapidly optimized until all in-process performance requirements have been achieved and the economic objectives for the desired process have been met.

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
As of December 31, 2016, we owned or controlled approximately 600 issued patents and approximately 280 pending patent applications in the United States and in various foreign jurisdictions. These patents and patent applications include many that are directed to our enabling technologies and specific methods and products that support our business in the pharmaceutical markets. Our current intellectual property rights have terms that expire between 2017 and 2036. Our United States intellectual property rights directed to the CodeEvolver® proprietary enabling technology platform developed internally by us have terms that expire between 2029 to 2034. Our current intellectual property rights also include patents, trademarks, copyrights, software and certain assumed contracts that we acquired from Maxygen, Inc. (“Maxygen”) in October 2010, which are associated with directed evolution technology, known as the MolecularBreeding™ technology platform developed by Maxygen. The intellectual property rights and assets that we acquired from Maxygen continue to be subject to existing exclusive and non-exclusive license rights granted by Maxygen to third parties. We continue to file new patent applications, for which terms generally extend 20 years from the non-provisional filing date in the United States.
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
As of December 31, 2016, we owned and used the following registered, pending, and common law trademarks in the United States, with some trademarks also registered or pending in foreign jurisdictions: Codexis®, Codex®, CodeEvolver®, Mosaic®, Sage™, Microcyp®, MYCP®, ProSAR™, Transform Your Thinking™, and a Codexis design mark (i.e., the Codexis logo).
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
Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, misappropriation, or other claims. For example, in February 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation, and Junhua “Alex” Tao (collectively, the “Defendants”), alleging that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. The outcome of the case and the timing of its resolution are uncertain. For further information regarding this litigation, see Item 3, “Legal Proceedings.” Our litigation against the Defendants and any other such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from litigation relating to intellectual property could require us to obtain a license to continue to make, use or sell the products or technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology.

COMPETITION
Overview
We face differing forms of competition in the small molecule pharmaceuticals, biotherapeutics, and fine chemicals markets, as set forth below.
Small Molecule Pharmaceuticals

We market our protein catalyst products and services to manufacturers of small molecule pharmaceutical intermediates and APIs. Our primary competitors in that market are companies marketing either conventional, non-enzymatic catalysts or alternative protein catalyst products and services. We also face competition sometimes from existing in-house technologies (both biocatalysts and conventional catalysts) within our client and potential client companies. The principal methods of competition and competitive differentiation in this market are price, product quality and performance, including manufacturing yield, safety and environmental benefits and speed of delivery of product. Pharmaceutical manufacturers that use biocatalytic processes can face increased competition from manufacturers that use more conventional processes and/or manufacturers that are based in regions (such as India and China) with lower regulatory, safety and environmental costs.

The market for the manufacture and supply of APIs and intermediates is large with many established companies. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, GSK, Pfizer, Bristol Myers Squibb and Teva Pharmaceutical Industries Ltd., which have significant internal research and development efforts directed at developing processes to manufacture APIs and intermediates. The processes used by these companies include classical conventional organic chemistry reactions, chemo catalytic reactions, biocatalytic, reactions or combinations thereof. Our protein catalyst based manufacturing processes must compete with these internally developed routes.
Companies developing and marketing conventional catalysts include Solvias AG, BASF, Johnson-Mathey, and Takasago International Corporation.

The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, such as Novozymes, as well as subsidiaries of larger contract research/contract manufacturing organizations (“CRO/CMO”), such as Royal DSM N.V. (“DSM”), Cambrex Corporation and Almac Group Ltd. There is also competition in the customized and optimized enzyme area from several smaller companies, such as BRAIN AG, c-LEcta GmbH, Gingko Bioworks and evocatal GmbH.
We believe that our principal advantage is our ability to rapidly deliver customized protein catalysts for existing and new intermediates and APIs in the pharmaceutical manufacturing market. This capability has allowed us to create a breadth of protein catalysts with improved performance characteristics including, for example, better activity, stability, and activity on a range of substrates, compared to traditional chemistry-based manufacturing processes and naturally occurring (and thus not optimized) biocatalysts. We believe that our CodeEvolver® protein engineering platform technology provides substantially superior results, in shorter time frames, than companies offering competing biocatalyst development services.
Biotherapeutics
There are numerous companies that participate in the biotherapeutics market generally and the PKU market specifically. Many of these companies are large, successful and well-capitalized. BioMarin Pharmaceutical Inc. (“BioMarin”) and Daiichi Sankyo Company market Kuvan® in the United States, Europe and Japan for the treatment of a certain type of PKU. BioMarin has also recently completed a phase III clinical trial for an injectable enzyme substitution therapy for the potential treatment of PKU. Shire Plc, Genzyme / Sanofi S.A. and other companies market or are actively developing new biotherapeutics. There are numerous companies that are developing other forms of therapeutics, such as small molecules and gene therapy, which could compete with biotherapeutics.
Fine Chemicals
We entered the fine chemicals market in 2013 by applying our protein engineering technology in the food market. We face similar forms of competition in this market as in the small molecule pharmaceutical markets, with the exception that the risk of losing opportunities to larger competitors in fine chemicals is greater given the larger scale of opportunities available in the fine chemicals market compared to the pharmaceutical market. Our significant competitors in the fine chemicals markets include companies that have been in these marketplaces for many years, such as Dupont Industrial Biosciences (Dupont Genencor), DSM, Novozymes and A.B. Enzymes. These companies have greater resources in these markets than we do and have long-term supply arrangements already in place with customers. Our ability to compete in these markets may be limited by our relatively late entrance. We also face competition in both the fine chemicals and small molecule pharmaceutical markets from emerging companies offering whole cell metabolic pathway approaches to these markets.

Core Technology
We are a leader in the field of protein engineering to create novel biocatalysts. Both our pharmaceuticals and fine chemicals businesses rely on our core technology. We are aware that other companies, organizations and persons have developed technologies that appear to have some similarities to our patented proprietary technologies. For example, we are aware that other companies, including DSM and BASF, have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. In addition, academic institutions such as the California Institute of Technology, the Max Planck Institute and the Austrian Centre of Industrial Biotechnology are also working in this field. This field is highly competitive with companies and academic and research institutions actively seeking to develop technologies that could be competitive with our technologies.
Technological developments by others may result in our products and technologies, as well as products manufactured by our customers using our biocatalysts, becoming obsolete. We monitor publications and patents that relate to directed molecular evolution to be aware of developments in the field and evaluate appropriate courses of action in relation to these developments.
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
Our research and development operations include efforts directed towards engineering protein catalysts, bioprocess development, cellular engineering, biocatalyst screening, metabolites, strain improvement, fermentation development and process engineering. We conduct enzyme evolution, enzyme production development, microbial bioprocess development, cellular engineering, microbial evolution and process engineering evaluations and design primarily at our headquarters in Redwood City, California. For more information on our research and development expenditures, see Item 8 of this Annual Report on Form 10-K. Manufacturing of our enzymes is conducted primarily in two locations, at our in-house facility in Redwood City, California and at a third-party contract manufacturing organization, Lactosan, GmbH & Co. KG (“Lactosan”), in Kapfenberg, Austria. In late 2015, we commenced manufacturing certain enzymes at another third-party contract manufacturing organization in Western Europe. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing and a large percentage of our production of novel enzymes to contract manufacturing organizations.
CUSTOMERS
We rely on a limited number of key customers for the majority of our revenues. Customers that provided 10% or more of our total revenues in any of the past three fiscal years consist of the following:

	Percentage of Total Revenues For The Years Ended December 31,
	2016	2015	2014
Customers:
Merck	47%	29%	24%
GSK	22%	20%	17%
Exela	*	12%	21%
* Percentage was less than 10%

EMPLOYEES
As of December 31, 2016, we had 106 full-time employees and two part-time employees worldwide. Of these employees, 61 were engaged in research and development, 16 were engaged in operations and quality control, and 29 were engaged in selling, general and administrative activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.
CORPORATE & AVAILABLE INFORMATION
Our principal corporate offices are located at 200 Penobscot Drive, Redwood City, California 94063 and our telephone number is (650) 421-8100. We were incorporated in Delaware in January 2002. Our internet address is www.codexis.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission (the “SEC”).
We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Copies of this information may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the references to website URLs are intended to be inactive textual references only.

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
Our company has been in existence since January 2002. From 2002 until 2005, our operations focused on organizing and staffing our company and developing our technology platform. In 2005, we recognized our first revenues from product sales. Since 2005, we have continued to generate revenues, but because our revenue growth has occurred in recent periods, our limited operating history may make it difficult to evaluate our current business and predict our future performance. Additionally, from 2006 to August 2012, a major portion of our business revolved around our research and development collaboration with Shell with respect to advanced biofuels. The Shell collaboration was terminated in August 2012 and did not contribute to our revenues after the termination. As a result of the termination of the Shell collaboration, we undertook a significant restructuring of our operations and refocused our business on the biocatalysis market. In November 2013, we announced that we had begun to wind down our CodeXyme® cellulase enzymes program, and that we had stopped further development of our CodeXol® detergent alcohols program in the third quarter of 2013. As a result of these changes in our business and any changes to our business focus that we may make as we move forward, our operating history in past periods may not provide a basis to evaluate our current business or be indicative of our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by young companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.
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
Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

•	our ability to achieve or maintain profitability;

•	our relationships with, and dependence on, collaborators in our principal markets;

•	our dependence on a limited number of customers;

•	our dependence on a limited number of products in our biocatalysis business;

•	our reliance on a limited number of contract manufacturers for large scale production of substantially all of our enzyme products;

•	our ability to develop and successfully commercialize new products for the biocatalysis market(s);

•	our ability to deploy our technology platform in the fine chemicals market;

•	the success of our customers’ pharmaceutical products in the market and the ability of such customers to obtain regulatory approvals for products and processes;

•	our ability to deploy our technology platform in the in vitro molecular diagnostics market;

•	our ability to compete if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights;

•	our ability to avoid infringing the intellectual property rights of third parties;

•	our involvement in lawsuits to protect or enforce our patents or other intellectual property rights;

•	our ability to enforce our intellectual property rights throughout the world;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	our ability to protect our trade secrets and other proprietary information from disclosure by employees and others;

•	our ability to obtain substantial additional capital that may be necessary to expand our business;

•	our ability to find a partner for or otherwise advance our biotherapeutic program;

•	our customers’ ability to pay amounts owed to us in a timely manner;

•	our ability to avoid charges to earnings as a result of any impairment of goodwill, intangible assets or other long-lived assets;

•	our ability to implement and maintain effective internal control over financial reporting;

•	our dependency on information technology systems, infrastructure and data;

•	our ability to control and to improve product gross margins;

•	our ability to protect against risks associated with the international aspects of our business;

•	the cost of compliance with European Union chemical regulations;

•	our or our customers’ ability to obtain regulatory approval for the sale and manufacturing of food products using our enzymes;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	our ability to accurately report our financial results in a timely manner;

•	results of regulatory tax examinations;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to integrate our current business with any businesses that we may acquire in the future;

•	our ability to properly handle and dispose of hazardous materials in our business;

•	potential product liability claims; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.
Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $8.6 million in 2016, $7.6 million in 2015 and $19.1 million in 2014. As of December 31, 2016 and 2015, we had an accumulated deficit of $292.1 million and $283.5 million, respectively. If we are unable to expand our biocatalysis business, through new or expanded collaborations, development of new products or services, or increased sales of existing products and services, our net losses may increase and we may never achieve profitability. In addition, some of our collaboration agreements provide for milestone payments and/or future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional proprietary biocatalysis and/or biotherapeutic products. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2016, customers that each individually contributed 10% or more of our net revenue accounted for 69% of our total revenues. For the year ended December 31, 2015, customers that each contributed 10% or more of our net revenue accounted for 61% of our total revenues. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
We are dependent on a limited number of products in our protein catalysts business.
Our current product sales are derived from a limited number of protein catalyst products. We expect a limited number of protein catalyst products to continue to account for a significant portion of our product sales for the foreseeable future. This product concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business of one or a combination of our significant products could materially adversely affect our revenues, financial condition and results of operations. In addition, our revenue sharing arrangement, which is based on sales of the anticoagulant drug argatroban by our revenue sharing partner Exela PharmSci, Inc. (“Exela”), has declined in recent years and may decline in future periods due to increased competition resulting from the expiration of a third party patent related to the production of argatroban in June 2014.
We are dependent on a limited number of contract manufacturers for large scale production of substantially all of our enzymes.
Manufacturing of our enzymes is conducted primarily in two locations: our in-house facility in Redwood City, California; and at a third-party contract manufacturing organization, Lactosan, GmbH & Co. KG ("Lactosan"), in Kapfenberg, Austria. In late 2015, we commenced manufacturing certain enzymes at another third-party contract manufacturing organization in Western Europe. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals business.
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
If we are unable to develop and commercialize new products for the pharmaceutical, fine chemicals, biotherapeutics and molecular diagnostics markets, our business and prospects will be harmed.
We plan to launch new products for the pharmaceutical, fine chemicals, therapeutics and molecular diagnostics markets. These efforts are subject to numerous risks, including the following:

•	customers in these markets may be reluctant to adopt new manufacturing processes that use our enzymes;

•	we may be unable to successfully develop the enzymes or manufacturing processes for our products in a timely and cost-effective manner, if at all;

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
Our enzymes are used by our pharmaceutical customers in the manufacture of intermediates and APIs which are then used in the manufacture of final pharmaceutical products by our existing and potential branded and generic drug customers, and by our fine chemicals customers to manufacture food ingredients. Our business could be adversely affected if these final products do not perform in the market as well as expected, or if our customers encounter competition from new entrants into the market with competing, and possibly superior, products. Additionally, these pharmaceutical and food products must be reviewed and approved by the FDA in the United States and similar regulatory bodies in other markets prior to commercialization. If our customers who sell branded drugs, which we refer to as innovators, fail to receive regulatory approval for the drugs, fail to receive regulatory approval for new manufacturing processes for previously approved drugs, or decide for business or other reasons to discontinue their drug development activities, our revenues and prospects will be negatively impacted. The process of producing these drugs, and their generic equivalents, is also subject to regulation by the FDA in the United States and equivalent regulatory bodies in other markets. Similarly, if Tate & Lyle decides to delay or discontinue developing its food ingredient product for which we signed an enzyme supply agreement in December 2016, our revenues and prospects will be negatively impacted. If any pharmaceutical or food manufacturing process that uses our enzymes or enzyme technology does not receive required approval by the appropriate regulatory body or if customers decide not to pursue approval, our business could be adversely affected.
Our efforts to deploy our technology in the in vitro molecular diagnostics market may fail.
We have recently begun to use our CodeEvolver® protein engineering technology platform to develop new products for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. We do not know if we can successfully compete in this new market. This new market is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships. Our first proprietary enzyme for this market, which is designed to improve library preparation for NGS users, and any products that we may develop in the future for this market, may not succeed in displacing current products.   If we succeed in commercializing new products for this market, we may not generate significant revenue and cash flows from these activities. The failure to successfully and timely deploy products in this space may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.
Our ability to compete may decline if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights.
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of December 31, 2016, we owned or controlled approximately 600 issued patents and approximately 280 pending patent applications in the United States and in various foreign jurisdictions. Our intellectual property rights, as of December 31, 2016, have terms that expire between 2017 and 2036. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals manufacturing and complex chemistry markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.
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
If our protein catalysts, or the genes that code for our protein catalysts, are stolen, misappropriated or reverse engineered, others could use these biocatalysts or genes to produce competing products.
Third parties, including our contract manufacturers, customers and those involved in shipping our protein catalysts, often have custody or control of our protein catalysts. If our protein catalysts, or the genes that code for our protein catalysts, were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce these protein catalysts for their own commercial gain. If this were to occur, it may be difficult for us to challenge this type of use, especially in countries with limited intellectual property protection or in countries in which we do not have patents covering the misappropriated biocatalysts.
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
We may need additional capital in the future in order to expand our business.
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our biocatalysis business, our spending to develop and commercialize new and existing products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including opportunities in the fine chemicals markets, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Our biotherapeutic programs are early stage, highly regulated and expensive. Our ability to obtain development partners for the programs, to advance our product candidates to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
We are developing novel biotherapeutic candidates, in particular our novel oral enzyme product candidate for the treatment of PKU. Our efforts to advance our PKU program are subject to numerous risks, including the following:

•	Our efforts to use CodeEvolver® protein engineering technology platform to generate new lead biotherapeutic candidates may not be successful in creating candidates of value.

•
The successful development of biotherapeutic candidates is full of risk and uncertainty, requires long timelines and may lead to uncertain results, is highly regulated and may require expertise and capital resources we do not currently possess.

•
If we are not successful in obtaining a partner to assist us with the funding and development of our PKU program, we may not have sufficient funds or expertise to advance development of the program on our own.

•
To obtain regulatory approval to market our product candidate, preclinical studies and costly and lengthy clinical trials are required, and the results of the studies and trials are highly uncertain. A failure of one or more pre-clinical or clinical trials can occur at any stage, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical and clinical testing have nonetheless failed to obtain marketing approval of their product candidates.

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
Certain of our customers may become subject to financial and other challenges that affect their cash flow. If these customers fail to pay us on a timely basis it may cause our financial results to fluctuate. Failure by such customers to pay us on timely basis, or at all, would adversely impact our financial condition.
If goodwill or other long-lived assets become impaired we may be required to record a significant charge to earnings.
Our total assets reflect goodwill of $3.2 million and other long-lived assets of $2.4 million as of December 31, 2016. Under accounting principles generally accepted in the United States (“GAAP”), we review goodwill for impairment on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review our long lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances (i.e., information that indicates an impairment might exist) could include: a significant decrease in the market price of our common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in our industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life. We tested long-lived assets for impairment as of December 31, 2016. Based on our analysis, we determined that the fair value of the assets exceeded their carrying value and that no impairment was necessary as of December 31, 2016. Nevertheless, we may experience additional events or changes in circumstances in the future that we determine to be indicators of impairment, and that may in turn require us to undertake impairment analysis in future periods. Depending on the circumstances and judgments made at such future time, the outcome of the analysis may require us to recognize impairment.
We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other long-lived assets is determined, resulting in an adverse impact on our financial position and results of operations.
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
We have identified material weaknesses and other control deficiencies in the past, and while the material weaknesses have since been remediated, we cannot assure you that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If other deficiencies are discovered in the future, our ability to accurately and timely report our financial position, results of operations or cash flows could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock by The NASDAQ Stock Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
We are dependent on information technology systems, infrastructure and data.
We are dependent upon information technology systems, infrastructure and data. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, customers or other business partners may be exposed to unauthorized persons or to the public. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
Our product gross margins are variable and may decline from quarter to quarter.
Our product gross margins have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, including product mix, pricing pressure from our pharmaceutical customers and competition from other products or technologies. This variability may have a material adverse impact on our operating results and financial condition and cause our stock price to decline.

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
We or our customers may not be able to obtain regulatory approval for the use of our products in food and food ingredients, if required, and, even if approvals are obtained, complying on an ongoing basis with the numerous regulatory requirements applicable to these products will be time-consuming and costly.
The product for which we signed a supply agreement with Tate & Lyle is, and any other products that we may develop for the food and food ingredients market will likely be, subject to regulation by various government agencies, including the FDA, state and local agencies and similar agencies outside the United States, as well as religious compliance certifying organizations. Food ingredients are regulated by the FDA either as food additives or as substances generally recognized as safe (“GRAS”). A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. While we generally self-affirm GRAS status for the products that we develop for the food market, our customer(s) will need to submit a GRAS Notice of Determination for its final commercial product. There can be no assurance that our customer(s) will not receive any objections from the FDA to their Notice of Determination. If the FDA were to disagree with our customer’s determination, they could ask our customer to voluntarily withdraw the final commercial product from the market or could initiate legal action to halt its sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, potentially taking years.
Changes in regulatory requirements, laws and policies, or evolving interpretations of existing regulatory requirements, laws and policies, may result in increased compliance costs, delays, capital expenditures and other financial obligations that could adversely affect our business or financial results.
We expect to encounter regulations in most if not all of the countries in which we may seek to sell our products which are used in food and food ingredients, and we cannot be sure that we or our customers will be able to obtain necessary approvals in a timely manner or at all. If our existing and future products which are used in food and food ingredients do not meet applicable regulatory requirements in a particular country or at all, then we may not be able to commercialize them and our business will be adversely affected. The various regulatory schemes applicable to our products which are used in food and food ingredients will continue to apply following initial approval for sale, including FDA requirements for food safety, mandatory labeling, and certain nutrient content or health claims made about the product. Monitoring regulatory changes and ensuring our ongoing compliance with applicable requirements will be time-consuming and may affect our results of operations. If we fail to comply with such requirements on an ongoing basis, we may be subject to fines or other penalties, or may be prevented from selling our products which are used in food and food ingredients and our business may be harmed.
Competitors and potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete or may use their greater resources to gain market share at our expense.
The biocatalysis industry and each of our target markets are characterized by rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. In addition, as we enter new markets, we will face new competition and will need to adapt to competitive factors that may be different from those we face today.
We are aware that other companies, including DSM, BASF, and Novozymes have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Academic institutions such as the California Institute of Technology, the Max Planck Institute and the Austrian Centre of Industrial Biotechnology are also working in this field. Technological development by others may result in our products and technologies, as well as products developed by our customers using our biocatalysts, becoming obsolete.
Our primary competitors in the biocatalysis for pharmaceutical products are companies marketing either conventional, non-enzymatic processes or biocatalytic enzymes to manufacturers of pharmaceutical intermediates and APIs, and also existing in-house technologies (both biocatalysts and conventional catalysts) within our client and potential client companies. The principal methods of competition and competitive differentiation in this market are price, product quality and performance, including manufacturing yield, safety and environmental benefits, and speed of delivery of product. Pharmaceutical manufacturers that use biocatalytic processes can face increased competition from manufacturers that use more conventional processes and/or manufacturers that are based in regions (such as India and China) with lower regulatory, safety and environmental costs.
The market for the manufacture and supply of APIs and intermediates is large with many established companies. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, GSK, Pfizer, Bristol Myers, Squibb and Teva Pharmaceutical Industries Ltd., which have significant internal research and development efforts directed at developing processes to manufacture APIs and intermediates. The processes used by these companies include classical conventional organic chemistry reactions, chemo catalytic reactions, biocatalytic reactions or combinations thereof. Our biocatalytic based manufacturing processes must compete with these internally developed routes. Additionally, we also face competition from companies developing and marketing conventional catalysts such as Solvias Inc., BASF and Takasago International Corporation.
The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, such as Novozymes, as well as subsidiaries of larger CRO/CMOs, such as Royal DSM, N.V. (“DSM”), Cambrex Corporation and Almac Group Ltd. There is also competition in the customized and optimized enzyme area from several smaller companies, such as BRAIN AG, c-LEcta GmbH, Gingko Bioworks and evocatal GmbH.
We entered the fine chemicals market in 2013, by applying our protein engineering technology in the food market. We face similar forms of competition in this market as in the pharmaceutical markets with the exception that the risk of losing opportunities to larger competitors in fine chemicals is greater given the larger scale of opportunities available in the fine chemicals market compared to the pharmaceutical market. Our significant competitors in the fine chemicals markets include companies that have been in these marketplaces for many years, such as Dupont Industrial Biosciences (Dupont Genencor),

DSM, Novozymes and A.B. Enzymes. These companies have greater resources in these markets than we do and have long-term supply arrangements already in place with customers. Our ability to compete in these markets may be limited by our relatively late entrance. We also face competition in both the fine chemicals and pharmaceutical markets from emerging companies offering whole cell metabolic pathway approaches to these markets.
There are numerous companies that participate in the biotherapeutics market generally and the PKU market specifically. Many of these companies are large, successful and well-capitalized. BioMarin Pharmaceutical Inc. (“BioMarin”) and Daiichi Sankyo Company market Kuvan® in the United States, Europe and Japan for the treatment of a certain type of PKU. BioMarin has also recently completed a phase III clinical trial for an injectable enzyme substitution therapy for the potential treatment of PKU. Shire Plc, Genzyme / Sanofi S.A. and other companies market or are actively developing new biotherapeutics. There are numerous companies that are developing other forms of therapeutics, such as small molecules and gene therapies, which could compete with biotherapeutics.
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

•
public attitudes regarding, and potential changes to laws governing ownership of genetic material, which could harm our intellectual property rights with respect to our genetic material and discourage collaborators from supporting, developing, or commercializing our products, processes and technologies; and

•
governmental reaction to negative publicity concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products. The subject of genetically modified organisms has received negative publicity, which has aroused public debate. This adverse publicity could lead to greater regulation and trade restrictions on imports of genetically altered products. The protein catalysts that we develop have significantly enhanced characteristics compared to those found in naturally occurring enzymes or microbes. While we produce our biocatalysts only for use in a controlled industrial environment, the release of such biocatalysts into uncontrolled environments could have unintended consequences. Any adverse effect resulting from such a release could have a material adverse effect on our business and financial condition, and we may have exposure to liability for any resulting harm.

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
We may be sued for product liability.
The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. For example, we may be named directly in product liability suits relating to drugs that are produced using our enzymes or that incorporate our intermediates and APIs. The biocatalysts, pharmaceutical intermediates and APIs that we produce or are produced for us by our manufacturing partners could be subject to quality control or contamination issues of which we are not aware. Claims could be brought by various parties, including customers who are purchasing products directly from us, other companies who purchase products from our customers or by the end users of the drugs. We could also be named as co-parties in product liability suits that are brought against our contract manufacturers who manufacture our enzymes, pharmaceutical intermediates and APIs. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. We cannot assure you that any contract manufacturer that we have used in the past or shall use in the future has or will have adequate insurance coverage to cover against potential claims. In addition, although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. This insurance may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may go out of business. Moreover, we have agreed to indemnify some of our customers for certain claims that may arise out of the use of our products, which could expose us to significant liabilities.
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
Based on the number of shares outstanding as of December 31, 2016, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 45% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of December 31, 2016, two stockholders beneficially owned approximately 26% of our common stock in the aggregate.
Our share price may be volatile which may cause the value of our common stock to decline and subject us to securities class action litigation.
The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash, cash equivalents and marketable securities;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	announcements by us, our collaborators or our competitors of significant acquisitions or dispositions, strategic partnerships, joint ventures or capital commitments;

•	additions or losses of one or more significant pharmaceutical products;

•	announcements or developments regarding pharmaceutical products manufactured using our protein catalysts and intermediates;

•	the entry into, modification or termination of collaborative arrangements;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patent litigation and our ability to obtain patent protection for our technologies;

•	contractual disputes or litigation with our partners, customers or suppliers;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.
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

Our lease with Metropolitan Life Insurance Company (“MetLife”) includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the “Penobscot Space”), approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”), and approximately 29,900 square feet of space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). The term of the lease of the Penobscot Space, the Building 2 Space and the Saginaw Space lasts until January 31, 2020, and we have options to extend for two additional five year periods. In February 2014, we agreed to sublease approximately 26,500 square feet of the Saginaw Space to a subtenant for a period of three years. The subtenant has exercised an option to extend the sublease term until April 14, 2018, and the subtenant has one more option to extend the sublease term for an additional period of one year. In January 2015, we agreed to sublease approximately 3,400 square feet of the Saginaw Space to a subtenant for a period ending May 31, 2017 and the subtenant has an option to extend the sublease term for such portion of the Saginaw Space until September 30, 2019. In October 2015, we agreed to sublease approximately 20,200 square feet of the Penobscot Space to a subtenant through November 30, 2019.
We also lease approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”). In September 2012, we entered into a Sixth Amendment to Lease (the “Sixth Amendment”) with MetLife with respect to the 501 Chesapeake Space to extend the term of the lease of the 501 Chesapeake Space to January 31, 2017. Pursuant to the Sixth Amendment, we have two consecutive options to extend the term of the lease for the 501 Chesapeake Space for an additional period of five years per option. In October 2016, we entered into the Seventh Amendment to Lease pursuant to which we exercised the first of our options to extend the term of the lease for the 501 Chesapeake Space for an additional five years, commencing on February 1, 2017 and expiring on January 31, 2022.
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

Fiscal 2016	High	Low
First Quarter	$4.50	$2.93
Second Quarter	4.34	3.00
Third Quarter	4.63	3.87
Fourth Quarter	5.25	4.31

Fiscal 2015	High	Low
First Quarter	$4.59	$2.50
Second Quarter	5.65	3.62
Third Quarter	4.62	3.02
Fourth Quarter	4.50	3.02
As of February 28, 2017, there were approximately 140 stockholders of record. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Stock Price Performance Graph
The following tabular information and graph compare our total common stock return with the total return for (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index for the period December 31, 2011 through December 31, 2016. The figures represented below assume an investment of $100 in our common stock at the closing price on December 31, 2011 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on December 31, 2011 and the reinvestment of dividends into shares of common stock. The comparisons in the table and graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. The tabular information and graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

				December 31,
$100 investment in stock or index	Ticker	2011	2012	2013	2014	2015	2016
Codexis, Inc.	CDXS	$100.00	$41.70	$26.42	$47.55	$79.81	$86.79
Nasdaq Composite Index	IXIC	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
Nasdaq Biotechnology Index	NBI	$100.00	$131.91	$218.45	$292.93	$327.40	$257.51

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
We derived the consolidated statements of operations data for the fiscal years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheets data as of December 31, 2016 and 2015 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended December 31, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this filing. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$15,321	$11,376	$13,064	$20,423	$35,924
Research and development revenues	31,316	25,599	14,945	6,868	49,977
Revenue sharing arrangement	2,200	4,829	7,298	4,631	150
Government awards	—	—	—	—	2,247
Total revenues	48,837	41,804	35,307	31,922	88,298
Costs and operating expenses:
Cost of product sales	9,753	6,586	9,726	14,554	30,647
Research and development	22,229	20,673	22,755	31,606	56,785
Selling, general and administrative	25,419	22,315	21,937	26,908	31,379
Total costs and operating expenses	57,401	49,574	54,418	73,068	118,811
Loss from operations	(8,564)	(7,770)	(19,111)	(41,146)	(30,513)
Interest income	60	19	18	60	252
Other expense	(94)	(168)	(234)	(304)	(326)
Loss before income taxes	(8,598)	(7,919)	(19,327)	(41,390)	(30,587)
Provision for (benefit from) income taxes	(40)	(338)	(256)	(87)	270
Net loss	$(8,558)	$(7,581)	$(19,071)	$(41,303)	$(30,857)
Net loss per share, basic and diluted	$(0.21)	$(0.19)	$(0.50)	$(1.08)	$(0.84)
Weighted average common shares used in computing net loss per share, basic and diluted	40,629	39,438	38,209	38,231	36,768

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data:	(In Thousands)
Cash, cash equivalents and short-term investments	$19,240	$23,273	$26,487	$25,135	$45,527
Working capital	14,860	17,998	19,272	24,582	43,486
Total assets	35,648	44,647	48,122	58,840	99,965
Total liabilities	16,549	21,768	21,811	17,357	21,525
Total stockholders’ equity	19,099	22,879	26,311	41,483	78,440

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.
Business Overview
We discover, develop and sell proteins that deliver value to our clients in a growing set of industries. We view proteins as a vast untapped source of value-creating materials, and we are using our proven technologies, which have been continuously improved over our fifteen year history, to commercialize an increasing number of novel proteins, both as proprietary Codexis products and in partnership with our customers.
Many companies have historically used naturally occurring proteins to produce or enhance goods used in everyday life. Despite the growing number of commercial applications of naturally occurring proteins across many industries, the inherent limitations of naturally-occurring proteins frequently restrict their commercial use. Through the application of our proprietary CodeEvolver® protein engineering technology platform, we are able to engineer novel proteins to overcome these restrictions, thereby adding value or opening up new prospects for our potential clients’ products, processes or businesses. We have developed new proteins that are significantly more stable and/or active in our commercial applications than proteins derived from nature.
We are a pioneer in the harnessing of computational technologies to drive biology advancements. Over the last fifteen years, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform, the primary source of our competitive advantage. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine our large and continuously growing library of protein variants’ performance attributes. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling delivery of targeted performance enhancements in a time-efficient manner. In addition to its computational prowess, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and process development which are all coordinated to create our novel protein innovations.
We use our CodeEvolver® protein engineering technology platform to engineer custom enzymes. Most of our custom enzymes are intended for use as biocatalysts or protein catalysts. In simple terms, our protein catalysts can accelerate and/or improve yields of chemical reactions. We use our CodeEvolver® protein engineering technology platform to develop novel enzymes that enable industrial biocatalytic reactions and fermentations. Our technology platform has enabled commercially viable products and processes for the manufacture of pharmaceutical intermediates and active ingredients and fine chemicals.
Our approach to develop commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design, using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates - many thousands for each protein engineering project - are then rapidly screened and validated in high throughput under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
The successful embodiment of our CodeEvolver® protein engineering technology platform in commercial manufacturing processes requires well-integrated expertise in a number of technical disciplines. In addition to those directly involved in practicing our CodeEvolver® protein engineering platform technology, such as molecular biology, enzymology, microbiology, cellular engineering, metabolic engineering, bioinformatics, biochemistry and high throughput analytical chemistry, our process development projects also involve integrated expertise in organic chemistry, chemical process development, chemical engineering, fermentation process development and fermentation engineering. Our integrated, multi-disciplinary approach to biocatalyst and process development is a critical success factor for our company.
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, which remains our primary business focus. Our customers, which include several large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development.
We have also used the technology to develop protein catalysts for use in the fine chemicals market. The fine chemicals market consists of several large market verticals, including food and food ingredients, animal feed, flavors, fragrances, and agricultural chemicals.
More recently, we are also using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient.
We have also used our technology to develop an enzyme for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and genomic research applications.
Results of Operations Overview
Revenues were $48.8 million in 2016, an increase of 17% from $41.8 million in 2015. Product sales, which consist primarily of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits, were $15.3 million in 2016, an increase of 35% compared with $11.4 million in 2015. The increase was primarily due to higher customer demand in 2016 as compared to 2015.
Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $31.3 million in 2016, an increase of 22%, compared with $25.6 million in 2015. The increase was primarily due to the completion of the second and final milestone in the transfer of our proprietary CodeEvolver® protein engineering platform technology to Merck under the Merck CodeEvolver® Agreement, which resulted in recognition of an $8.0 million milestone, the achievement of the third and final milestone in the transfer of our proprietary CodeEvolver® protein engineering platform technology to GSK under the GSK CodeEvolver® Agreement which resulted in revenue recognition of a $7.5 million milestone payment, and an increase of $4.0 million in revenue recognition from the early completion of the technology transfer for both Merck and GSK. The revenue increases in 2016 were partially offset by 2015 revenues from a $6.5 million milestone under the GSK CodeEvolver® Agreement, a $5.0 million milestone under the Merck CodeEvolver® Agreement and a $3.1 million final settlement of a royalty-related arrangement by a customer.
Revenue sharing arrangement was $2.2 million in 2016, a decrease of 54%, compared with $4.8 million in 2015. The decline resulted from the expiration of the formulation patent for argatroban in June 2014, allowing for increased generic competition in the subsequent quarters after the expiration of the patent.
Research and development expenses were $22.2 million in 2016, an increase of 8% from $20.7 million in 2015. The increase was primarily due to higher consulting fees related to the evaluation of potential new drug development targets, higher outside services related to intellectual property, and increased costs associated with higher headcount.
Selling, general and administrative expenses were $25.4 million in 2016, an increase of 14% compared to $22.3 million in 2015. The increase was primarily due to higher legal expenses relating to intellectual property, higher consulting fees relating to exploration of new business development opportunities and increased costs associated with higher headcount.
Net loss was $8.6 million, or a net loss of $0.21 per share, in 2016 compared to a net loss of $7.6 million, or a net loss of $0.19 per share, in 2015. The increases in net loss and net loss per share are primarily due to higher research and development expense and general and administrative expense as noted above.
Cash and cash equivalents decreased to $19.2 million as of December 31, 2016 compared to $23.3 million as of December 31, 2015. In addition, net cash used in operations was $2.7 million in 2016, as compared to net cash used in operations of $0.4 million in 2015.

We are actively collaborating with new and existing customers in the pharmaceutical, fine chemicals and other markets and we believe that we can utilize our products and services, and develop new products and services, to increase our revenue and gross margins in future periods. We believe that, based on our current level of operations, our existing cash, cash equivalents and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into the GSK CodeEvolver® Agreement. Pursuant to the terms of the agreement, we granted GSK a non-exclusive license to use the CodeEvolver® Platform Technology to develop novel enzymes for use in the manufacture of GSK's pharmaceutical and health care products.
We received a $6.0 million up-front license fee upon execution of the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone and recognized the related milestone payment of $6.5 million. In April 2016, we completed the transfer of the CodeEvolver® protein engineering platform technology to GSK and earned milestone revenue of $7.5 million, for which payment was received in June 2016. In the third quarter of 2016, we earned the first contingent payment under the agreement related to the development of an enzyme for an already-commercialized GSK product. We also have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology.
The up-front license fee of $6.0 million was being recognized ratably over the three-year technology transfer period beginning in July 2014. As the technology transfer was completed earlier than anticipated, we recognized license fees of $3.0 million and $2.0 million, respectively, in 2016 and 2015, as research and development revenue. As of December 31, 2015, we had deferred revenue from GSK related to the up-front license of $3.0 million. As of December 31, 2016, all deferred revenue from GSK has been recognized upon completion of the technology transfer.
See Item 1, “Business-Our Strategy-Licensing Our CodeEvolver® Protein Engineering Technology Platform-GlaxoSmithKline” for a more detailed description of the GSK CodeEvolver® Agreement.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck, which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which was being recognized ratably over the estimated two-year platform technology transfer period. In September 2015, we achieved the first milestone under the Merck CodeEvolver® Agreement and earned milestone revenue of $5.0 million. In September 2016, we completed the transfer of the engineering platform technology and earned milestone revenue of $8.0 million. We received the $8.0 million milestone payment in the fourth quarter of 2016. As the technology transfer was completed earlier than anticipated, we recognized license fees of $4.0 million and $1.0 million, respectively, in 2016 and 2015, as research and development revenue. As of December 31, 2015, we had deferred revenue related to the Merck CodeEvolver® Agreement license fees of $4.0 million. As of December 31, 2016, all deferred revenue from Merck has been recognized upon completion of the technology transfer.
Following the completion of the technology transfer, we may be eligible to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.
See Item 1, “Business-Our Strategy-Licensing Our CodeEvolver® Protein Engineering Technology Platform-Merck” for a more detailed description of the Merck CodeEvolver® Agreement.

Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,			% of Total Revenues
	2016	2015	2014	2016	2015	2014
Revenues:
Product sales	$15,321	$11,376	$13,064	31%	27%	37%
Research and development revenues	31,316	25,599	14,945	64%	61%	42%
Revenue sharing arrangement	2,200	4,829	7,298	5%	12%	21%
Total revenues	48,837	41,804	35,307	100%	100%	100%
Costs and operating expenses:
Cost of product sales	9,753	6,586	9,726	20%	16%	28%
Research and development	22,229	20,673	22,755	46%	49%	64%
Selling, general and administrative	25,419	22,315	21,937	52%	53%	62%
Total costs and operating expenses	57,401	49,574	54,418	118%	118%	154%
Loss from operations	(8,564)	(7,770)	(19,111)	(18)%	(19)%	(54)%
Interest income	60	19	18	—%	—%	—%
Other expense	(94)	(168)	(234)	—%	—%	(1)%
Loss before income taxes	(8,598)	(7,919)	(19,327)	(18)%	(19)%	(55)%
Benefit from income taxes	(40)	(338)	(256)	—%	(1)%	(1)%
Net loss	$(8,558)	$(7,581)	$(19,071)	(18)%	(18)%	(54)%
Revenues
Our revenue is comprised of product sales, research and development revenues, and a revenue sharing arrangement.

•	Product sales consist of sales of enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits.

•
Research and development revenues include license, technology access and exclusivity fees, research services fees for full time employee (“FTE”), milestone payments, royalties, and optimization and screening fees.

•	Revenue sharing arrangement is recognized based upon receipt of information regarding the sales of licensed products by Exela.

				Change
	Years Ended December 31,			2016		2015
(In Thousands)	2016	2015	2014	$	%	$	%
Product sales	$15,321	$11,376	$13,064	$3,945	35%	$(1,688)	(13)%
Research and development revenues	31,316	25,599	14,945	5,717	22%	10,654	71%
Revenue sharing arrangement	2,200	4,829	7,298	(2,629)	(54)%	(2,469)	(34)%
Total revenues	$48,837	$41,804	$35,307	$7,033	17%	$6,497	18%
Revenues typically fluctuate on a quarterly basis due to the variability in our customers' manufacturing schedules and the timing of our customers' clinical trials. In addition, we have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third party manufacturers for the commercial scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals businesses.
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

2016 compared to 2015
Total revenues increased $7.0 million in 2016 to $48.8 million, as compared to 2015. The increase was driven by an increase of $5.7 million in research and development revenues, plus growth in product sales of $3.9 million, partially offset by a decrease of $2.6 million in revenue sharing arrangement.
Product sales, which consist primarily of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits, were $15.3 million in 2016, an increase of 35% compared with $11.4 million in 2015. The increase was primarily due to higher customer demand in 2016 as compared to 2015, in particular higher sales of enzymes for Merck’s manufacture of sitagliptin.
Research and development revenues increased $5.7 million in 2016 to $31.3 million, as compared to 2015. The increase was primarily due to the completion of the second and final phase in the transfer of our proprietary CodeEvolver® protein engineering platform technology to Merck under the Merck CodeEvolver® Agreement, which resulted in revenue recognition of an $8.0 million milestone and an increase of $3.0 million in revenue recognition from the early completion of the technology transfer, and the achievement of the third and final milestone in the transfer of our proprietary CodeEvolver® protein engineering platform technology to GSK under the GSK CodeEvolver® Agreement which resulted in revenue recognition of a $7.5 million milestone payment and an increase of $1.0 million in revenue recognition from the early completion of the technology transfer. The revenue increases in 2016 were partially offset by 2015 revenues from a $6.5 million milestone under the GSK CodeEvolver® Agreement, a $5.0 million milestone under the Merck CodeEvolver® Agreement and a $3.1 million final settlement of a royalty-related arrangement by a customer.
Revenue sharing arrangement decreased $2.6 million in 2016 to $2.2 million, as compared to 2015. The decrease is the result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters. We expect that revenue sharing arrangement may continue to decline in future periods.
2015 compared to 2014
Total revenue increased $6.5 million in 2015 to $41.8 million, as compared to 2014. The increase was driven by an increase in research and development revenues, partially offset by decreases in product sales and revenue sharing arrangement with Exela.
Product sales decreased $1.7 million in 2015 to $11.4 million, as compared to 2014. The decreases were primarily due to the timing of customer demand which is dependent upon the timing of their clinical trials and inventory level in 2015 as compared to 2014.
Research and development revenues increased $10.7 million in 2015 to $25.6 million, as compared to 2014. The increase was primarily due to the achievement of a $5.0 million milestone under the Merck CodeEvolver® Agreement, $1.5 million increase in milestone related revenue recognized under the GSK CodeEvolver® Agreement, $3.1 million final settlement of a royalty related arrangement by a customer, and $1.5 million in research and development revenues relating to the project we initiated with the leading biopharmaceutical company in 2015.
Revenue sharing arrangement decreased $2.5 million in 2015 to $4.8 million, as compared to 2014. The decrease was the result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters.
Cost and Operating Expenses

				Change
	Years Ended December 31,			2016		2015
(In Thousands)	2016	2015	2014	$	%	$	%
Cost of product sales	$9,753	$6,586	$9,726	$3,167	48%	$(3,140)	(32)%
Research and development	22,229	20,673	22,755	1,556	8%	(2,082)	(9)%
Selling, general and administrative	25,419	22,315	21,937	3,104	14%	378	2%
Total operating expenses	$57,401	$49,574	$54,418	$7,827	16%	$(4,844)	(9)%
Cost of Product Sales
Cost of product sales comprises both internal and third-party fixed and variable costs, including amortization of purchased technology, materials and supplies, labor, facilities and other overhead costs associated with our product sales.

2016 compared to 2015
Cost of product sales increased $3.2 million in 2016 to $9.8 million, as compared to 2015. The increase was primarily due to higher product sales. Product gross margin decreased to 36% in 2016 compared to 42% in 2015 due to an increase in lower margin sales of enzymes to Merck for sitagliptin manufacturing and a decrease in higher margin sales to a customer in the fine chemicals market.
2015 compared to 2014
Cost of product sales decreased $3.1 million in 2015 to $6.6 million, as compared to 2014. The decrease was primarily due to a favorable product sales mix resulting in a product gross margin improvement from 26% in 2014 to 42% in 2015.
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
2016 compared to 2015
Research and development expenses increased $1.6 million in 2016 to $22.2 million, as compared to 2015. The increase was primarily due to higher consulting fees related to the evaluation of potential new drug development targets, higher outside services related to enzyme biotherapeutic product development projects, and increased costs associated with higher headcount, which were partially offset by lower amortization of intangibles.
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
2016 compared to 2015
Selling, general and administrative expenses were $25.4 million in 2016 compared to $22.3 million 2015, an increase of $3.1 million or 14%. The increase was primarily due to higher legal expenses relating to intellectual property and higher consulting fees relating to exploration of new business development opportunities, and increased costs associated with higher headcount, partially offset by lower facilities costs due to sublease income received in 2016.
2015 compared to 2014
Selling, general and administrative expenses were $22.3 million in 2015 compared to $21.9 million in 2014, an increase of $0.4 million or 2%. The increase was primarily due to increases in personnel-related expenses, including an increase in stock-based compensation, partially offset by decreases in legal and contractor expenses.

Other Income (Expense), net

				Change
	Years Ended December 31,			2016		2015
(In Thousands)	2016	2015	2014	$	%	$	%
Interest income	$60	$19	$18	$41	216%	$1	6%
Other expense	(94)	(168)	(234)	(74)	(44)%	(66)	(28)%
Total other income (expense), net	$(34)	$(149)	$(216)	$(115)	(77)%	$(67)	(31)%
Interest Income
Interest income increased by $41 thousand in 2016 compared to 2015, driven primarily by higher interest rates on our cash and short-term investments portfolio, and was relatively flat in 2015 compared to 2014.
Other Expense
Other expense decreased $74 thousand in 2016 compared to 2015 and decreased $66 thousand in 2015 compared to 2014. The changes were primarily due to fluctuations in foreign currency.
Benefit from Income Taxes

				Change
	Years Ended December 31,			2016		2015
(In Thousands)	2016	2015	2014	$	%	$	%
Benefit from income taxes	$(40)	$(338)	$(256)	$(298)	(88)%	$82	32%
The benefit from income taxes for 2016 is primarily related to a reduction in the deferred tax liability for accrued future withholding taxes on dividends. The benefit from income taxes for 2015 is primarily related to unrealized gains from changes in the fair value of our investment in CO2 Solutions. The benefit from income taxes for 2014 primarily consisted of income tax benefit attributable to foreign operations offset by foreign country taxes, and accrued future withholding taxes on dividends. In 2014, we recognized approximately $0.4 million of previously unrealized tax benefits related to our operations in Singapore. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
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
The following summarizes our cash and cash equivalents balance and working capital as of December 31, 2016, 2015 and 2014:

	December 31,
(In Thousands)	2016	2015	2014
Cash and cash equivalents	$19,240	$23,273	$26,487
Working capital	14,860	17,998	19,272
In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. In the third quarter of 2016, we completed the final phase in the transfer of CodeEvolver® technology to Merck under the Merck CodeEvolver® Agreement. Following the completion of the technology transfer to Merck, we are now eligible to receive payments of up to $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® technology. In addition, depending upon GSK's successful application of the licensed technology, we have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project.
We are actively collaborating with new and existing customers in the pharmaceutical and food industries. We believe that we can utilize our current products and services, and develop new products and services, to increase our revenue and gross margins in future periods.
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our protein engineering technology platform, and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from licensing our technology to major pharmaceutical companies, product sales and collaborative research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from licensing our technology to major pharmaceutical companies, and our customers for purchases of products and/or collaborative research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
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
If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional funding through equity offerings, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenue to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
On December 9, 2016, we filed a registration statement on Form S-3 with the SEC, under which we may sell an aggregate of up to $80.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The SEC declared the registration statement effective on January 10, 2017.
Cash Flows
The following is a summary of cash flows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Net cash (used in) provided by operating activities	$(2,701)	$(433)	$321
Net cash (used in) provided by investing activities	(842)	(1,257)	4,647
Net cash used in financing activities	(490)	(1,524)	(611)
Net increase (decrease) in cash and cash equivalents	$(4,033)	$(3,214)	$4,357

Cash Flows from Operating Activities
Cash used in operating activities was $2.7 million in 2016, which resulted from a net loss of $8.6 million adjusted for non-cash depreciation and amortization of $4.5 million and stock-based compensation of $5.7 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included decreases in deferred revenue of $6.4 million primarily related to revenue recognition on the achievement of milestones from collaborative arrangements with Merck and GSK, an increase of $0.8 million in restricted cash reflecting the funding of a reserve to satisfy the funding obligations of our India subsidiary, partially offset by a decrease in accounts receivable of $1.4 million, and increases in accrued compensation of $1.0 million primarily due to higher payroll costs and higher accounts payable of $0.9 million due to the timing of payment of invoices.
Cash used in operating activities was $0.4 million in 2015, which resulted from a net loss of $7.6 million adjusted for non-cash depreciation and amortization of $5.4 million and stock-based compensation of $5.1 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included increases in accounts receivable of $3.5 million due primarily to an accrual of a settlement payment from a customer relating to past-due payments and a buy-out of future payments, increases in deferred revenue of $1.9 million due mainly to the CodeEvolver® technology transfer to Merck, and decreases in accounts payable of $1.3 million due to the timing of payment of invoices.
Cash Flows from Investing Activities
Cash used in investing activities was $0.8 million in 2016 primarily due to the purchase of property and equipment. We expect capital spending for 2017 to be approximately $1.0 million primarily for replacement and upgrades of lab equipment.

Cash used in investing activities was $1.3 million in 2015, primarily due to the purchase of property and equipment.

Cash provided by investing activities was $4.6 million in 2014, which mainly resulted from the maturities of our marketable securities of $3.0 million and proceeds from the sale of our Hungarian subsidiary of $1.5 million.
Cash Flows from Financing Activities
Cash used in financing activities was $0.5 million in 2016, which was the result of the payment of taxes related to the net share settlement of equity awards, partially offset by the proceeds from the exercises of employee stock options.
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
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations at December 31, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases obligations (1)	$10,785	$3,077	$6,465	$1,202	$41
Purchase obligations (2)	1,800	—	—	—	1,800
Total (3)	$12,585	$3,077	$6,465	$1,202	$1,841

(1)
Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2016 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. In addition, amounts have not been reduced by future minimum sublease rentals of $1.8 million to be received under non-cancellable subleases.

(2)	Represents a purchase commitment from a manufacture and supply agreement that resulted in a total commitment up to $1.8 million, with payment to be made in December 2022 or after.

(3)	Excludes $0.7 million of uncertain tax liabilities for which we cannot make a reasonably reliable estimate of the period of cash settlement.

Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
Revenue Recognition
We recognize revenue from the sale of our products, collaborative research and development agreements and revenue sharing arrangements. Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria of revenue recognition are met.
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
Product Sales
Product sales consist of sales of biocatalyst enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits. Product sales are recognized once passage of title and risk of loss has occurred and contractually specified acceptance criteria, if any, have been met, provided all other revenue recognition criteria have also been met. Shipping and handling costs charged to customers are recorded as revenue.
Research and Development Revenues
Collaborative research and development agreements typically provide us with multiple revenue streams, including: research services fees for FTE research services, up-front license fees, technology access, contingent payments upon achievement of contractual criteria, and royalty fees based on the licensee’s product sales or cost savings achieved by our customers.

We perform collaborative research and development activities as specified in each respective customer agreement. Payments for services received are not refundable. Certain research agreements are based on a contractual reimbursement rate per FTE working on the project. We recognize revenue from research services as those services are performed over the contractual performance periods. When up-front payments are combined with FTE services in a single unit of accounting, we recognize the up-front payments using the proportionate performance method of revenue recognition based upon the actual amount of research labor hours incurred relative to the amount of the total expected labor hours to be incurred by us, up to the amount of cash received. In cases where the planned levels of research services fluctuate substantially over the research term, we are required to make estimates of the total hours required to perform our obligations.
We recognize research and development revenues from non-refundable, up-front license fees or technology access payments that are not dependent on any future performance by us when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recorded as deferred revenues and recognized over the estimated period of continuing performance. Estimated performance periods are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period, and therefore to revenue recognized, would occur on a prospective basis in the period that the change was made.
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
We recognize revenue from other contingent payments based on passage of time or when earned as the result of a customer’s performance in accordance with the contractual terms and when such payments can be reasonably estimated and collectability of such payments is reasonably assured.
We recognize revenue from royalties based on licensees’ sales of our products or products using our technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. For the majority of our royalty revenue, estimates are made using notification of the sale of licensed products from the licensees.
Revenue Sharing Arrangement
We recognize revenues from a revenue sharing arrangement based upon sales of licensed products by our revenue sharing partner Exela (see Note 14 - Related Party Transactions to our consolidated financial statements). We recognize revenues net of product and selling costs upon notification from our revenue sharing partner of our portion of net profit based on the contractual percentage from the sale of licensed product.
Allowances
Allowances against receivable balances primarily relate to product returns and prompt pay sales discounts, and are recorded in the same period that the related revenue is recognized, resulting in a reduction in product sales and the reporting of accounts receivable net of allowances.
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
Impairment of Long-Lived Assets
Our intangible assets are finite-lived and consist of developed core technology and the intellectual property (“IP”) rights associated with the acquisition of Maxygen directed evolution technology in 2010. Intangible assets were recorded at their fair values at the date we acquired the assets and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives. Our long-lived assets include property and equipment, and other non-current assets.
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
The Core IP became fully amortized in 2016 and there are no finite-lived intangible assets with a net carrying value on our consolidated balance sheet as of December 31, 2016.
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

As a result of our decision to terminate the detergent alcohol program during 2014, we performed an analysis to estimate cash flows from equipment used in potential strategic transactions with respect to our CodeXyme® cellulase enzymes and CodeXol® detergent alcohol programs. Based on this analysis we determined there were no future cash flows and recognized a $1.8 million impairment charge in 2014, which is reflected in research and development expense.
As of December 31, 2016, there were no events or changes in circumstances which indicated that the carrying amount of our Asset Group might not be recoverable. We concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. No impairment charges for long-lived assets were recorded during the year ended December 31, 2016.
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
Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the acquisition method. Goodwill is not subject to amortization. Goodwill was tested for impairment at fiscal year end of 2016 and concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. During 2016, 2015 and 2014, we did not record impairment charges related to goodwill.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31, 2016, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
Effective December 31, 2015, we elected to early adopt Accounting Standards Update ("ASU") 2015-17 “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our consolidated balance sheets as of December 31, 2015. No prior periods were retrospectively adjusted.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $19.2 million at December 31, 2016. These amounts were invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2016, our results of operations and cash flows would not be materially affected.
Foreign Currency Risk
We have sales activities outside the United States with foreign currency denominated assets and liabilities, primarily in Euro and Indian rupee. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the United States dollar may affect the price competitiveness of our products outside the United States. The effect of a 10% unfavorable change in exchange rates on foreign denominated receivables and cash as of December 31, 2016 would have had foreign exchange losses of approximately $0.1 million recognized as a component of other expense in our consolidated statement of operations. We did not engage in hedging transactions in 2016, 2015 and 2014.
Equity Price Risk
As described further in Note 5 to the Consolidated Financial Statements, we have an investment in common shares of CO2 Solutions Inc., a company based in Quebec, Canada (“CO2 Solutions”), whose shares are publicly traded in Canada on the TSX Venture Exchange. As of December 31, 2016, the fair value of our investment in CO2 Solutions’ common stock was $1.1 million with an unrealized gain of $0.6 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the United States dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solutions’ common shares as of December 31, 2016 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our consolidated statement of comprehensive loss. The effect of a 10% unfavorable change in the exchange rates between the United States dollar and the Canadian dollar as of December 31, 2016 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our consolidated statements of comprehensive loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Codexis, Inc.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Codexis, Inc.
Redwood City, California

We have audited the accompanying consolidated balance sheets of Codexis, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Codexis, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Codexis, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Jose, California
March 9, 2017

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Stockholders
Codexis, Inc.
Redwood City, California
We have audited Codexis, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Codexis, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Codexis, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Codexis, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 9, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
San Jose, California
March 9, 2017

Codexis, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$19,240	$23,273
Accounts receivable, net of allowances of $421 at December 31, 2016 and 2015	5,924	7,329
Inventories	825	992
Prepaid expenses and other assets, current	1,238	1,245
Total current assets	27,227	32,839
Restricted cash	1,624	787
Marketable securities	1,142	1,549
Property and equipment, net	2,155	3,109
Intangible assets, net	—	2,812
Goodwill	3,241	3,241
Other assets, non-current	259	310
Total assets	$35,648	$44,647
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,232	$3,399
Accrued compensation	4,314	3,331
Other accrued liabilities	2,111	2,013
Deferred revenues	1,710	6,098
Total current liabilities	12,367	14,841
Deferred revenues, net of current portion	1,066	3,120
Lease incentive obligation, net of current portion	885	1,310
Other liabilities	2,231	2,497
Total liabilities	16,549	21,768

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 41,255 and 40,343 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	311,164	305,981
Accumulated other comprehensive income	—	405
Accumulated deficit	(292,069)	(283,511)
Total stockholders’ equity	19,099	22,879
Total liabilities and stockholders’ equity	$35,648	$44,647

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Product sales	$15,321	$11,376	$13,064
Research and development revenues	31,316	25,599	14,945
Revenue sharing arrangement	2,200	4,829	7,298
Total revenues	48,837	41,804	35,307
Costs and operating expenses:
Cost of product sales	9,753	6,586	9,726
Research and development	22,229	20,673	22,755
Selling, general and administrative	25,419	22,315	21,937
Total costs and operating expenses	57,401	49,574	54,418
Loss from operations	(8,564)	(7,770)	(19,111)
Interest income	60	19	18
Other expense	(94)	(168)	(234)
Loss before income taxes	(8,598)	(7,919)	(19,327)
Benefit from income taxes	(40)	(338)	(256)
Net loss	$(8,558)	$(7,581)	$(19,071)

Net loss per share, basic and diluted	$(0.21)	$(0.19)	$(0.50)
Weighted average common shares used in computing net loss per share, basic and diluted	40,629	39,438	38,209

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(8,558)	$(7,581)	$(19,071)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax (1)	(405)	547	(110)
Other comprehensive income (loss)	(405)	547	(110)
Total comprehensive loss	$(8,963)	$(7,034)	$(19,181)

(1)	Net of benefit from income taxes of $0, $314, and $0 in 2016, 2015 and 2014, respectively.

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2013	38,351	$4	$298,370	$(32)	$(256,859)	$41,483
Exercise of stock options	146	—	195	—	—	195
Cancellation of shares	(456)	—	(806)	—	—	(806)
Release of stock awards	1,522	—	—	—	—	—
Employee stock-based compensation	—	—	4,608	—	—	4,608
Non-employee stock-based compensation	—	—	12	—	—	12
Total comprehensive loss	—	—	—	(110)	(19,071)	(19,181)
December 31, 2014	39,563	4	302,379	(142)	(275,930)	26,311
Exercise of stock options	172	—	289	—	—	289
Cancellation of shares	(444)	—	(1,813)	—	—	(1,813)
Release of stock awards	1,052	—	—	—	—	—
Employee stock-based compensation	—	—	5,122	—	—	5,122
Non-employee stock-based compensation	—	—	4	—	—	4
Total comprehensive loss	—	—	—	547	(7,581)	(7,034)
December 31, 2015	40,343	4	305,981	405	(283,511)	22,879
Exercise of stock options	398	—	1,034	—	—	1,034
Cancellation of shares	(397)	—	(1,524)	—	—	(1,524)
Release of stock awards	911	—	—	—	—	—
Employee stock-based compensation	—	—	5,673	—	—	5,673
Total comprehensive loss	—	—	—	(405)	(8,558)	(8,963)
December 31, 2016	41,255	$4	$311,164	$—	$(292,069)	$19,099

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(8,558)	$(7,581)	$(19,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	2,812	3,374	3,374
Depreciation and amortization of property and equipment	1,734	2,035	3,311
Stock-based compensation	5,673	5,126	4,620
Accretion of premium on marketable securities	—	—	2
Loss (gain) on disposal of property and equipment	(42)	32	24
Impairment of property and equipment	—	—	1,841
Gain on sale of Hungarian subsidiary	—	—	(760)
Loss on disposal and exchange of assets held for sale, net	—	—	87
Change in fair value of assets held for sale	—	—	698
Income tax benefit related to marketable securities	—	(314)	—
Changes in operating assets and liabilities:
Accounts receivable	1,405	(3,459)	1,587
Inventories	167	403	92
Prepaid expenses and other current assets	7	10	(339)
Restricted cash	(841)	—	—
Other assets	52	(16)	(78)
Accounts payable	942	(1,274)	713
Accrued compensation	983	385	(530)
Other accrued liabilities	(593)	(1,062)	555
Deferred revenues	(6,442)	1,908	4,195
Net cash (used in) provided by operating activities	(2,701)	(433)	321
Investing activities:
Purchase of property and equipment	(888)	(1,199)	(302)
Proceeds from disposal of property and equipment	42	18	167
Proceeds from sale of Hungarian subsidiary	—	—	1,500
Proceeds from sale of assets held for sale	—	—	282
Proceeds from sale of marketable securities	—	—	3,000
Change in restricted cash	4	(76)	—
Net cash (used in) provided by investing activities	(842)	(1,257)	4,647
Financing activities:
Proceeds from exercises of stock options	1,034	289	195
Proceeds from issuance of common stock, net of issuance costs	—	—	9
Taxes paid related to net share settlement of equity awards	(1,524)	(1,813)	(815)
Net cash used in financing activities	(490)	(1,524)	(611)
Net increase (decrease) in cash and cash equivalents	(4,033)	(3,214)	4,357
Cash and cash equivalents at the beginning of the year	23,273	26,487	22,130
Cash and cash equivalents at the end of the year	$19,240	$23,273	$26,487
Supplemental cash flow disclosures:
Cash paid for income taxes	$5	$8	$15
Equipment in property and equipment transferred from assets held for sale	$—	$—	$(333)
See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business
In these notes to the consolidated financial statements, the “Company,” “we,” “us,’” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
We discover, develop and sell proteins that deliver value to our clients in a growing set of industries. We view proteins as a vast untapped source of value-creating materials, and we are using our proven technologies, which have been continuously improved over our fifteen year history, to commercialize an increasing number of novel proteins, both as proprietary Codexis products and in partnership with our customers.
Many companies have historically used naturally occurring proteins to produce or enhance goods used in everyday life. Despite the growing number of commercial applications of naturally occurring proteins across many industries, the inherent limitations of naturally-occurring proteins frequently restrict their commercial use. Through the application of our proprietary CodeEvolver® protein engineering technology platform, we are able to engineer novel proteins to overcome these restrictions, thereby adding value or opening up new prospects for our potential clients’ products, processes or businesses. We have developed new proteins that are significantly more stable and/or active in our commercial applications than proteins derived from nature.
We are a pioneer in the harnessing of computational technologies to drive biology advancements. Over the last fifteen years, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform, the primary source of our competitive advantage. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine our large and continuously growing library of protein variants’ performance attributes. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling delivery of targeted performance enhancements in a time-efficient manner. In addition to its computational prowess, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and process development which are all coordinated to create our novel protein innovations.
We use our CodeEvolver® protein engineering technology platform to engineer custom enzymes. Most of our custom enzymes are intended for use as biocatalysts or protein catalysts. In simple terms, our protein catalysts can accelerate and/or improve yields of chemical reactions. We use our CodeEvolver® protein engineering technology platform to develop novel enzymes that enable industrial biocatalytic reactions and fermentations. Our technology platform has enabled commercially viable products and processes for the manufacture of pharmaceutical intermediates and active ingredients and fine chemicals.
Our approach to develop commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design, using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates - many thousands for each protein engineering project - are then rapidly screened and validated in high throughput under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
The successful embodiment of our CodeEvolver® protein engineering technology platform in commercial manufacturing processes requires well-integrated expertise in a number of technical disciplines. In addition to those directly involved in practicing our CodeEvolver® protein engineering platform technology, such as molecular biology, enzymology, microbiology, cellular engineering, metabolic engineering, bioinformatics, biochemistry and high throughput analytical chemistry, our process development projects also involve integrated expertise in organic chemistry, chemical process development, chemical engineering, fermentation process development and fermentation engineering. Our integrated, multi-disciplinary approach to biocatalyst and process development is a critical success factor for our company.
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, which remains our primary business focus. Our customers, which include several large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development.
We have also used the technology to develop protein catalysts for use in the fine chemicals market. The fine chemicals market consists of several large market verticals, including food and food ingredients, animal feed, flavors, fragrances, and agricultural chemicals.

More recently, we are also using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient.
We have also used our technology to develop an enzyme for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and genomic research applications.
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
Revenue Recognition
We recognize revenue from the sale of our products, collaborative research and development agreements and revenue sharing arrangements. Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria of revenue recognition are met.
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
Product Sales
Product sales consist of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits. Product sales are recognized once passage of title and risk of loss has occurred and contractually specified acceptance criteria, if any, have been met, provided all other revenue recognition criteria have also been met. Shipping and handling costs charged to customers are recorded as revenue.
Research and Development Revenues
Research and development agreements typically provide us with multiple revenue streams, including: research services fees for full time employee (“FTE”) research services, up-front licensing fees, technology access, contingent payments upon achievement of contractual criteria, and royalty fees based on the licensee’s product sales or cost savings achieved by our customers. We perform research and development activities as specified in each respective customer agreement. Payments for services received are not refundable. Certain research agreements are based on a contractual reimbursement rate per FTE working on the project. We recognize revenue from research services as those services are performed over the contractual performance periods. When up-front payments are combined with FTE services in a single unit of accounting, we recognize the up-front payments using the proportionate performance method of revenue recognition based upon the actual amount of research labor hours incurred relative to the amount of the total expected labor hours to be incurred by us, up to the amount of cash received. In cases where the planned levels of research services fluctuate substantially over the research term, we are required to make estimates of the total hours required to perform our obligations.
We recognize revenue from non-refundable, up-front license fees or technology access payments that are not dependent on any future performance by us when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of continuing performance obligation. Estimated performance periods are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period, and therefore to revenue recognized, would occur on a prospective basis in the period that the change was made.
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
We recognize revenue from royalties based on licensees’ sales of our products or products using our technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. For the majority of our royalty revenue, estimates are made using notification of the sale of licensed products from the licensees.
Revenue Sharing Arrangement
We recognize revenue from a revenue sharing arrangement based upon sales of licensed products by our revenue sharing partner Exela PharmSci, Inc. (“Exela”) (see Note 14 - Related Party Transactions). We recognize revenue net of product and selling costs upon notification from our revenue sharing partner of our portion of net profit based on the contractual percentage from the sale of licensed product.

Sales Allowances
Sales allowances primarily relate to product returns and prompt pay sales discounts, and are recorded in the same period that the related revenue is recognized, resulting in a reduction in product sales.
Cost of Product Sales
Cost of product sales comprises both internal and third party fixed and variable costs including materials and supplies, labor, facilities and other overhead costs associated with our product sales. Shipping costs are included in our cost of product sales. Such charges were not significant in any of the periods presented.
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
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were $0.5 million in 2016, $0.3 million in 2015 and $0.3 million in 2014.
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
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $19.2 million and was comprised of cash of $8.1 million and money market funds of $11.2 million at December 31, 2016. Cash and cash equivalents totaled $23.3 million and were comprised of cash of $12.2 million and money market funds of $11.1 million at December 31, 2015.
Restricted Cash
In 2016, we began the process of liquidating our India subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as non-current restricted cash on the consolidated balance sheets and totaled $0.8 million at December 31, 2016.
In addition, pursuant to the terms of the lease agreement for our Redwood City, CA facilities, our letters of credit are collateralized by deposit balances of $0.8 million as of December 31, 2016 and 2015, which is recorded as non-current restricted cash on the consolidated balance sheets (see Note 13, "Commitments and Contingencies" for details).
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
We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. Unrealized losses are charged against “Other expense” when a decline in fair value is determined to be other-than-temporary. No charge for the other-than-temporary impairment has been recorded in any of the periods presented.
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

•
Level 2: Inputs that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

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
The Core IP became fully amortized in 2016 and there are no finite-lived intangible assets with a net carrying value on our consolidated balance sheet as of December 31, 2016.
As a result of our decision to terminate the detergent alcohol program during 2014, we performed an analysis to estimate cash flows from equipment used in potential strategic transactions with respect to our CodeXyme® cellulase enzymes and CodeXol® detergent alcohol programs. Based on this analysis we determined there were no future cash flows and recognized a $1.8 million impairment charge in 2014, which is reflected in research and development expense.
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
Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized. We tested goodwill for impairment at December 31, 2016 and concluded that the fair value of the reporting unit exceeded the carrying value and therefore no impairment existed. During 2016, 2015 and 2014, we did not record impairment charges related to goodwill.
Income Taxes
We account for income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and tax laws in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided against deferred tax assets that are not likely to be realized.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is deemed more likely than not to occur. As of December 31, 2016, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers by one year the effective date of ASU 2014-09. The standard becomes effective for the Company beginning January 1, 2018, but allows the Company to adopt the standard one year earlier if it so chooses. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April, 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. In May, 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which clarifies guidance in certain narrow areas and adds some practical expedients. The above updates do not change the core principles of the guidance in ASU 2014-09. The amendments have the same effective date and transition requirements as the new revenue recognition standard. We are currently in the early stages of evaluating the effect that the standard and subsequent updates will have on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We do not expect the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which replaces prior lease guidance (Topic 840.) The new guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain practical expedients. Full retrospective application is prohibited. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," changing certain aspects of accounting for share-based payments to employees (Topic 718), as well as affecting the accounting classification within the statement of cash flows. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will allow a policy election to account for forfeitures as they occur and will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of ASU 2016-09 will have a material impact on our consolidated financial statements and related disclosures and we expect to continue the application of a forfeiture rate to estimate the number of awards that are expected to vest.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides the FASB's guidance on certain cash flow statements items. ASU 2016-15 is effective for fiscal reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The adoption of ASU 2016-15 is not expected to have a material impact on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force." The standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. The new standard is expected to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and related disclosures.
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
The following shares were not included in the computation of diluted net loss per share (in thousands):

	Years Ended December 31,
	2016	2015	2014
Shares issuable under Equity Incentive Plan	5,567	5,932	6,193
Shares issuable upon the conversion of warrants	73	75	75
Total anti-dilutive securities	5,640	6,007	6,268

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
In the third quarter of 2016, we earned and recognized the first contingent payment under the agreement related to the development of an enzyme for an already-commercialized product. In addition, we are eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the CodeEvolver® protein engineering technology platform.
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
The up-front license fee of $6.0 million was being recognized ratably over the technology transfer period of three years since July 2014. As the technology transfer was completed earlier than anticipated, we recognized license fees of $3.0 million and $2.0 million, respectively, in 2016 and 2015, as collaborative research and development revenue. As of December 31, 2015, we had deferred revenue from GSK related to the up-front license of $3.0 million. As of December 31, 2016, all of the deferred revenue from GSK has been recognized upon completion of technology transfer.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck. The Merck CodeEvolver® Agreement allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which was being recognized ratably over the estimated platform technology transfer period of two years. In September 2015, we achieved the first milestone under the Merck CodeEvolver® Agreement and earned milestone revenue of $5.0 million. In September 2016, we completed the full transfer of the engineering platform technology and earned milestone revenue of $8.0 million. We received the $8.0 million milestone payment in the fourth quarter of 2016. We also have the potential to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.
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
Under the Merck CodeEvolver® Agreement, we own any improvements to our protein engineering methods, processes and algorithms that arise and any enzyme technology or process technology that are developed during a technology transfer project, an evolution program or additional services. Merck owns (the "Merck-Owned Technology") (a) any enzyme technology that is developed solely by Merck under the Merck CodeEvolver® Agreement using the CodeEvolver® protein engineering technology platform (a "Project Enzyme") and (b) the methods of use of any Project Enzyme or any enzyme developed jointly by Merck and us using the CodeEvolver® protein engineering technology platform. Merck granted to us a worldwide, non-exclusive, fully paid-up, royalty-free license, with the right to grant sublicenses, to use the Merck-Owned Technology outside of the Merck Exclusive Field.
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
The up-front license fee of $5.0 million was being recognized ratably over a two-year period since August 2015. As the technology transfer was completed earlier than anticipated, we recognized license fees of $4.0 million and $1.0 million in 2016 and 2015, respectively, as collaborative research and development revenues. As of December 31, 2015, we had deferred revenue related to the Merck CodeEvolver® Agreement license fees of $4.0 million. As of December 31, 2016, all of deferred revenue from Merck has been recognized upon completion of technology transfer.
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement (“Sitagliptin Catalyst Supply Agreement”) with Merck whereby Merck may obtain commercial scale substance for use in the manufacture of Januvia®, its product based on the active ingredient sitagliptin. In December 2015, Merck exercised its option under the terms of the Sitagliptin Catalyst Supply Agreement to extend the agreement for an additional five years through February 2022. Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the c umulative volume of sitagliptin purchased by Merck under the Sitagliptin Catalyst Supply Agreement and to allow Merck to purchase a percentage of its requirements for sitagliptin from a specified third-party supplier. Merck has the right to terminate the Sitagliptin Catalyst Supply Agreement at any time after January 1, 2018 by giving us 24 months’ advance written notice.
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
We recognized license fees of $1.3 million, $1.9 million and $2.0 million in 2016, 2015 and 2014, respectively, as collaborative research and development revenue. As of December 31, 2016 and 2015, we had deferred revenue of $1.3 million and $1.0 million, respectively, from Merck related to the license fee. In addition, pursuant to the terms of the agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $5.6 million, $1.6 million and $2.5 million, respectively, in 2016, 2015 and 2014 in product sales under this agreement.
Collaborative Development Agreement
In May 2015, we entered into a collaborative development agreement with a leading global biopharmaceutical company. Under the terms of the agreement, we used our CodeEvolver® protein engineering platform technology to develop a novel enzyme for use in our partner’s therapeutic development program. We recognized revenues of $1.8 million and $1.5 million in 2016 and 2015, respectively, as collaborative research and development revenues. Under the agreement, we have the potential to receive additional milestone payments and annual license fees.
Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of our proprietary enzyme for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received in December 2016 an upfront payment of $750,000, which we accordingly recorded as deferred revenues. Under the agreement, we have the potential to receive additional payments for quantities of enzyme sold to our customer.
Note 5. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$11,172	$—	$—	$11,172	n/a
Common shares of CO2 Solutions	563	579	—	1,142	n/a
Total	$11,735	$579	$—	$12,314

	December 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds	$11,120	$—	$—	$11,120	n/a
Common shares of CO2 Solutions	563	986	—	1,549	n/a
Total	$11,683	$986	$—	$12,669
As of December 31, 2016, the total cash and cash equivalents balance of $19.2 million was comprised of money market funds of $11.2 million and cash of $8 million held with major financial institutions worldwide. As of December 31, 2015, the total cash and cash equivalents balance of $23.3 million as of December 31, 2015 was comprised of money market funds of $11.1 million and cash of $12.2 million held with major financial institutions worldwide.
In December 2009, we purchased 10,000,000 common shares of CO2 Solutions, a company based in Quebec, Canada, whose shares are publicly traded in Canada on TSX Venture Exchange. Our purchase represented approximately 16.6% of CO2 Solutions’ total common shares outstanding at the time of investment and was made in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. Our investment in CO2 Solutions is classified as available for sale and is recorded at its fair value (See Note 6 - Fair Value Measurements). Through December 31, 2016, we concluded that we did not have the ability to exercise significant influence over CO2 Solutions’ operating and financial policies.
As of December 31, 2016 and 2015, we had no marketable securities in an unrealized loss position.
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
The following table presents the financial instruments that were measured at fair value on a recurring basis at December 31, 2016 and 2015 by level within the fair value hierarchy (in thousands):

	December 31, 2016
Financial Assets	Level 1	Level 2	Level 3	Total
Money market funds	$11,172	$—	$—	$11,172
Common shares of CO2 Solutions (1)	—	1,142	—	1,142
Total	$11,172	$1,142	$—	$12,314

	December 31, 2015
Financial Assets	Level 1	Level 2	Level 3	Total
Money market funds	$11,120	$—	$—	$11,120
Common shares of CO2 Solutions (1)	—	1,549	—	1,549
Total	$11,120	$1,549	$—	$12,669

(1)	We calculated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange.
Note 7. Balance Sheets Details
Accounts receivable
The following is a summary of activity in our allowance for doubtful accounts for the periods presented (in thousands):

	December 31,
	2016	2015	2014
Allowance - beginning of period	$(421)	$(428)	$(460)
Provision for bad debts	—	—	(11)
Recoveries from bad debts	—	7	—
Write-offs and other	—	—	43
Allowance - end of period	$(421)	$(421)	$(428)

Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials (1)	$118	$262
Work in process (2)	59	—
Finished goods (2)	648	730
Total	$825	$992

(1)	Raw materials include active pharmaceutical ingredients and other raw materials.

(2)	Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs we incur in the production process.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment (1)	$18,849	$20,503
Leasehold improvements	10,395	10,369
Computer equipment and software	3,267	3,271
Office equipment and furniture	1,171	1,178
Construction in progress (2)	124	3
Property and equipment	33,806	35,324
Less: accumulated depreciation and amortization	(31,651)	(32,215)
Property and equipment, net	$2,155	$3,109

(1)	Fully depreciated laboratory equipment with a cost of $2.3 million was retired during 2016.

(2)	Construction in progress includes equipment received but not yet placed into service pending installation.
Intangible Assets
Intangible assets consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period
							(in years)
Developed and core technology	$1,534	$(1,534)	$—	$1,534	$(1,534)	$—	5
Maxygen intellectual property	20,244	(20,244)	—	20,244	(17,432)	2,812	6
Total	$21,778	$(21,778)	$—	$21,778	$(18,966)	$2,812
Goodwill
There were no changes in the carrying value of goodwill of $3.2 million during 2016 and 2015.

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued purchase (1)	$67	$430
Accrued professional and outside service fees	746	498
Deferred rent	168	143
Lease incentive obligation	425	425
Other	705	517
Total	$2,111	$2,013

(1)	Amount represents products and services received but have not been billed as of December 31, 2016 and 2015.
Note 8. Assets Held for Sale and Sale of Former Hungarian Subsidiary
In the fourth quarter of 2013, we announced we would begin winding down Codexis’ CodeXyme® cellulase enzyme program. We performed a detailed review of our excess research and development equipment and determined their estimated net sales price, less selling costs, was below their carrying value, reduced the value of held for sale assets to their estimated fair market value net of selling expenses and reclassified the adjusted carrying value to assets held for sale as of December 31, 2013.
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
Prior to the sale of our Hungarian subsidiary in March 2014, we transferred certain of the subsidiary's equipment to another of our European subsidiaries and incurred a reclaimable VAT liability of approximately $0.4 million. We paid this VAT amount in July 2014 and recorded a receivable, which is reflected in prepaid expenses and other current assets in our consolidated balance sheets at December 31, 2015. In 2016, we wrote off the receivable due to the uncertainty of collection of the reclaimable VAT.
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
As of December 31, 2016 and 2015, we had no assets classified as held for sale.
Note 9. Stock-based Compensation
Equity Incentive Plans
In March 2010, our board of directors (the "Board") and stockholders approved the 2010 Equity Incentive Award Plan (the "2010 Plan"), which became effective upon the completion of our initial public offering (“IPO”) in April 2010. The number of shares of our common stock available for issuance under the 2010 Plan is equal to 1,100,000 shares plus any shares of common stock reserved for future grant or issuance under the Company’s 2002 Stock Plan (the “2002 Plan”) that remained unissued at the time of completion of the IPO. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. All grants will reduce the 2010 Plan reserve by one share for every share granted. As of December 31, 2016, total shares remaining available for issuance under the 2010 Plan were approximately 7.8 million shares.
The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock award (“RSA”), restricted stock unit (“RSU”), performance-based awards, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.

Incentive stock options may be granted with an exercise price of not less than the fair value of our common stock on the date of grant, and the nonstatutory stock options may be granted with an exercise price of not less than 85% of the fair value of our common stock on the date of grant, as determined by the Board. Stock options granted to a stockholder owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair value of the common stock on the date of grant. Stock options are granted with terms of up to 10 years and generally vest over a period of 4 years.
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
Stock-Based Compensation Expense:
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$1,033	$935	$953
Selling, general and administrative	4,640	4,191	3,667
	$5,673	$5,126	$4,620
Grant Award Activities:
Stock Option Awards
We estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarize the ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Years Ended December 31,
	2016	2015	2014
Expected life (years)	5.3	6.1	6.0
Volatility	64.2%	66.1%	65.0%
Risk-free interest rate	1.3%	1.7%	1.9%
Expected dividend yield (1)	0.0%	0.0%	0.0%

(1)	We do not currently pay dividends, and thus the dividend rate variable in the Black-Scholes-Merton option-pricing model is zero.
The following table summarizes stock option activity in 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2016	3,918	$4.49
Granted	971	$4.16
Exercised	(398)	$2.60
Forfeited/Expired	(601)	$5.76
Outstanding at December 31, 2016	3,890	$4.40	6.54	$4,494

Exercisable at December 31, 2016	2,477	$4.84	5.31	$3,138
Vested and expected to vest at December 31, 2016	3,693	$4.42	6.40	$4,381

The weighted average grant date fair value per share of stock options granted in 2016, 2015 and 2014 was $2.32, $2.09 and $1.20, respectively. The total intrinsic value of options exercised in 2016, 2015 and 2014 was $0.6 million, $0.4 million and $57 thousand, respectively.
As of December 31, 2016, there was $2.1 million unrecognized stock-based compensation cost related to non-vested options, which we expect to recognize over a weighted average period of 2.7 years.
Restricted Stock Awards
The following table summarizes the RSAs activity in 2016:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested balance at January 1, 2016	480	$3.29
Granted	185	$4.21
Vested	(435)	$3.40
Forfeited/Expired	—	$—
Non-vested balance at December 31, 2016	230	$3.82
The weighted average grant date fair value per share of RSAs granted in 2016, 2015 and 2014 was $4.21, $4.10 and $1.64, respectively. The total fair value of RSAs vested in fiscal 2016, 2015 and 2014 was $1.8 million, $2.3 million and $0.7 million respectively.
As of December 31, 2016, there was $0.4 million unrecognized stock-based compensation cost related to non-vested RSAs, which we expect to recognize over a weighted average period of 0.6 years.
Restricted Stock Units
The following table summarizes the RSUs activity in 2016:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested balance at January 1, 2016	545	$3.15
Granted	330	$4.10
Vested	(243)	$3.11
Forfeited/Expired	(15)	$2.74
Non-vested balance at December 31, 2016	617	$3.69
The weighted average grant date fair value per share of RSUs granted in 2016, 2015 and 2014 was $4.10, $3.65 and $2.14, respectively. The total fair value of RSUs vested in fiscal 2016, 2015 and 2014 was $1.0 million, $2.9 million and $1.9 million respectively.
As of December 31, 2016, there was $1.1 million unrecognized stock-based compensation cost related to non-vested RSUs, which we expect to recognize over a weighted average period of 1.5 years.

Performance-Contingent RSUs
The following table summarizes the PSUs activity in 2016:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested balance at January 1, 2016	989	$2.94
Granted	629	$4.10
Vested	(482)	$2.89
Forfeited/Expired	(305)	$2.82
Non-vested balance at December 31, 2016	831	$3.88
The weighted average grant date fair value per share of PSUs granted in 2016, 2015 and 2014 was $4.10, $3.45 and $2.00, respectively. The total fair value of PSUs vested in fiscal 2016 and 2015 were $1.8 million and $0.8 million, respectively. We had no PSUs vest in 2014.
As of December 31, 2016, there was $1.1 million unrecognized stock-based compensation cost related to non-vested PSUs, which we expect to recognize over a weighted average period of 0.5 years.
Note 10. Capital Stock
Warrants
The Company’s outstanding warrants are exercisable for common stock at any time during their respective terms. No warrants were exercised during 2016, 2015 or 2014.
The following warrants were issued and outstanding at December 31, 2016:

Issue Date	Shares Subject to warrants	Exercise Price per Share	Expiration
September 28, 2007	72,727	$8.25	September 28, 2017
Note 11. 401(k) Plan
In January 2005, we implemented a 401(k) Plan covering certain employees. Currently, all of our United States based employees over the age of 18 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation up to a certain annual limit and contribute these amounts to the 401(k) Plan. We may make matching or other contributions to the 401(k) Plan on behalf of eligible employees. We recorded employer matching contributions expense of $0.4 million, $0.5 million and $0.4 million, respectively, in 2016, 2015 and 2014.
Note 12. Income Taxes
Our loss before provision for income taxes was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$(8,174)	$(7,641)	$(20,980)
Foreign	(424)	(278)	1,653
Loss before provision for income taxes	$(8,598)	$(7,919)	$(19,327)

The tax provision for the years ended December 31, 2016, 2015 and 2014 consists primarily of taxes attributable to foreign operations and the tax effect of unrealized gains on our available for sale securities. The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current provision (benefit):
Federal	$—	$—	$—
State	5	5	5
Foreign	(14)	(13)	(371)
Total current provision (benefit)	(9)	(8)	(366)
Deferred provision (benefit):
Federal	—	(293)	—
State	—	(21)	—
Foreign	(31)	(16)	110
Total deferred provision (benefit)	(31)	(330)	110
Total benefit from income taxes	$(40)	$(338)	$(256)
Reconciliation of the provision for income taxes calculated at the statutory rate to our provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Tax benefit at federal statutory rate	$(2,924)	$(2,693)	$(6,571)
State taxes	127	1,126	249
Research and development credits	(161)	(85)	(57)
Foreign operations taxed at different rates	30	31	447
Stock-based compensation	327	77	(2)
Other nondeductible items	660	(43)	(364)
Change in valuation allowance	1,901	1,249	6,042
Benefit from income taxes	$(40)	$(338)	$(256)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$72,588	$70,005
Credits	5,016	4,671
Deferred revenues	1,025	3,357
Stock-based compensation	3,750	3,460
Reserves and accruals	2,952	2,713
Depreciation	2,516	2,377
Intangible assets	5,536	5,127
Capital losses	933	933
Unrealized gain/loss	277	126
Other assets	110	98
Total deferred tax assets:	94,703	92,867
Deferred tax liabilities:
Other	(103)	(199)
Total deferred tax liabilities:	(103)	(199)
Valuation allowance	(94,663)	(92,762)
Net deferred tax liabilities	$(63)	$(94)
ASC Topic 740 requires that the tax benefit of NOL, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, therefore, has provided a valuation allowance against our deferred tax assets. Accordingly, the net deferred tax assets in all the Company’s jurisdictions have been fully reserved by a valuation allowance. The net valuation allowance increased by $1.9 million, $1.2 million and $5.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
The following table sets forth the Company’s federal, state and foreign NOL carryforwards and federal research and development tax credits as of December 31, 2016 (in thousands):

	December 31, 2016
	Amount	Expiration Years
Net operating losses, federal	$213,061	2022-2036
Net operating losses, state	120,234	2017-2036
Tax credits, federal	5,634	2022-2036
Tax credits, state	7,048	Do not expire
Net operating losses, foreign	627	Various
Tax credits, foreign	10	Various
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
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from available-for-sale securities recorded as a component of other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. For the year ended December 31, 2016, the Company did not record a tax expense in other comprehensive income related to available-for-sale securities.
In 2014, we determined that the undistributed earnings of our India subsidiary will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $0.1 million as of December 31, 2016. We have not provided for U.S. federal and state income taxes on all of the remaining non-U.S. subsidiaries’ undistributed earnings as of December 31, 2016 as the remaining foreign jurisdictions are in a cumulative loss position.
We adopted ASC Topic 740’s provision for accounting for uncertainty in income taxes on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Rollforward Table (at Gross): As of
	December 31,
	2016	2015	2014
Balance at beginning of year	$8,152	$7,838	$8,306
Additions based on tax positions related to current year	459	368	346
Additions to tax provision of prior years	—	—	—
Reductions to tax provision of prior years	(45)	(54)	(814)
Lapse of the applicable statute of limitations	—	—	—
Balance at end of year	$8,566	$8,152	$7,838
We recognize interest and penalties as a component of our income tax expense. Total interest and penalties recognized in the consolidated statement of operations was $35,000, $24,000 and $(47,000), respectively, in 2016, 2015 and 2014. Total penalties and interest recognized in the balance sheet was $292,000 and $257,000, respectively, in 2016 and 2015. The total unrecognized tax benefits that, if recognized currently, would impact the Company’s effective tax rate were $0.4 million and $0.4 million as of December 31, 2016 and 2015, respectively. We do not expect any material changes to our uncertain tax positions within the next 12 months. We are not subject to examination by United States federal or state tax authorities for years prior to 2002 and foreign tax authorities for years prior to 2010.
Note 13. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California where we occupy approximately 107,200 square feet of office and laboratory space in four buildings within the same business park from Metropolitan Life Insurance Company (“MetLife”). We entered into the initial lease with Met-Life for a portion of this space in 2004 and the lease has been amended numerous times since then to adjust space and amend the terms of the lease, with the latest amendment being in October 2016. The various terms for the spaces under the lease have expiration dates that range from January 2020 through January 2022. Beginning in February 2014, we have subleased office space to different subtenants with separate options to extend the subleases and if all options to extend were exercised, these agreements would expire at various dates through November 2019.
We received certain lease incentives from MetLife in 2011 and 2012, which have been amortized on a straight line basis over the term of the lease as a reduction in rent expense. As of December 31, 2016 and 2015, we have an unamortized lease incentive obligation of $1.3 million and $1.7 million, respectively, of which the non-current portion of $0.9 million and $1.3 million, respectively, is included in lease incentive obligation on the consolidated balance sheets. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease. Rent expense was $3.4 million in 2016, $3.4 million in 2015 and $3.4 million in 2014, partially offset by sublease income of $1.2 million in 2016, $0.6 million in 2015 and $0.4 million in 2014.
We are required to restore certain of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and makes adjustments if our estimates change. As of December 31, 2016 and 2015, we have assets retirement obligations of $0.4 million, which is included in other liabilities on the consolidated balance sheets

Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.8 million as of December 31, 2016 and 2015. These deposits are recorded as restricted cash on the consolidated balance sheets.
Future minimum payments under non-cancellable operating leases are as follows at December 31, 2016 (in thousands):

Lease Payments
Years ending December 31,
2017	$3,077
2018	3,185
2019	3,280
2020	712
2021	490
Thereafter	41
Total minimum payments (1)	$10,785

(1)	Minimum payments have not been reduced by future minimum sublease rentals of $1.8 million to be received under non-cancellable subleases.
Other Commitments
In April 2016, we entered into a new manufacture and supply agreement that resulted in a total commitment up to $1.8 million, with payment to be made in December 2022 or after.
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
In December 2016, we entered into a financing lease agreement with a third party supplier for the purchase of laboratory equipment for approximately $0.5 million. The effective date of the lease is upon delivery of the equipment, which occurred in February 2017 and the term of the lease is three years. This financing agreement will be accounted for as a capital lease due to the bargain purchase option at the end of the lease.
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
Thomas R. Baruch, one of our directors, serves on the board of directors of Exela and is a retired general partner in Presidio Partners 2007, L.P., which owns more than 10% of Exela’s outstanding capital stock. As such, Mr. Baruch has an indirect pecuniary interest in the shares of Exela held by Presidio Partners 2007, L.P. Mr. Baruch is also a general partner in CMEA Ventures Life Sciences 2000, L.P., which owned 7.4% of our common stock until November 10, 2014, at which time the shares were purchased by Presidio Partners 2014, L.P. Mr. Baruch has no direct or indirect pecuniary interest in any shares of our common stock owned by Presidio Partners 2014, L.P.
We recognized $2.2 million in 2016, $4.8 million in 2015 and $7.3 million in 2014, shown in the consolidated statement of operations as revenue sharing arrangement. We had no receivables from Exela at December 31, 2016 and 2015.
AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst product to AstraZeneca and, in addition, we also sell biocatalyst products to Alfa Aesar, which is a purchasing agent of AstraZeneca.
In 2016, we recognized de minimis revenue from AstraZeneca and $0.4 million as product revenue from Alfa Aesar. In 2015, we recognized $0.1 million revenue from AstraZeneca and no product revenue from Alfa Aesar. We had $0.4 million in accounts receivable at December 31, 2016 from Alfa Aesar and no receivables from AstraZeneca PLC at December 31, 2016 and 2015.
Note 15. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our net revenue were as follows:

	Percentage of Total Revenues For The Years Ended December 31,
	2016	2015	2014
Merck	47%	29%	24%
GSK	22%	20%	17%
Exela	*	12%	21%
* Percentage was less than 10%
Customers that each accounted for 10% or more of our accounts receivable balance for the period presented were as follows:

	Percentage of Accounts Receivables As Of December 31,
	2016	2015
Customer A (1)	54%	12%
Customer B	16%	*
Customer C	—%	22%
Customer D (2)	—%	40%

(1)	This customer also contributed 10% or more of our net revenue in 2016, 2015 and 2014.

(2)
This represents a $3.1 million final settlement relating to past-due payments and settlement of future payments associated with our royalty business with a non-core customer as of December 31, 2015. We collected the full amount in February 2016.

Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues
United States	$21,309	$24,795	$16,136
Europe	17,138	14,151	15,067
Asia
India	3,578	1,026	919
Singapore	3,836	963	1,435
Others	1,159	864	1,637
Others	1,817	5	113
Total	$48,837	$41,804	$35,307
Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	December 31,
	2016	2015
Long-lived assets
United States	$2,414	$6,231

Selected Quarterly Financial Data (Unaudited)
The following table provides the selected quarterly financial data for 2016 and 2015 (in thousands):
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Quarter Ended (1)
	December 31, 2016 (3)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues:
Product sales	$4,249	$4,052	$3,280	$3,740	$4,462	$1,818	$2,020	$3,076
Research and development revenues	5,345	10,373	12,064	3,534	6,352	14,517	2,533	2,197
Revenue sharing arrangement	375	445	658	722	773	1,066	1,465	1,525
Total revenues	$9,969	$14,870	16,002	7,996	$11,587	$17,401	$6,018	$6,798
Costs and operating expenses:
Cost of product sales	$2,287	$2,756	$2,221	$2,489	$2,578	$1,302	$1,250	$1,456
Research and development	5,964	5,467	5,112	5,686	5,216	4,994	5,170	5,293
Selling, general and administrative	6,968	5,229	6,420	6,802	6,026	5,415	5,296	5,578
Total costs and operating expenses	$15,219	$13,452	$13,753	$14,977	$13,820	$11,711	$11,716	$12,327
Income (loss) before income taxes	$(5,285)	$1,437	$2,213	$(6,963)	$(2,247)	$5,668	$(5,790)	$(5,550)
Net income (loss)	$(5,260)	$1,437	$2,239	$(6,974)	$(2,053)	$5,394	$(5,360)	$(5,562)
Net income (loss) per share, basic	$(0.13)	$0.04	$0.06	$(0.17)	$(0.05)	$0.14	$(0.14)	$(0.14)
Net income (loss) per share, diluted	$(0.13)	$0.03	$0.05	$(0.17)	$(0.05)	$0.13	$(0.14)	$(0.14)
Weighted average common shares used in computing net loss per share, basic (2)	41,002	40,940	40,495	40,072	39,840	39,767	39,301	38,779
Weighted average common shares used in computing net loss per share, diluted (2)	41,002	42,134	41,568	40,072	39,840	40,970	39,301	38,779

(1)	The 2016 and 2015 amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.
(2)	The full year net loss per share of common stock, basic and diluted, may not equal the sum of the quarters due to weighting of outstanding shares.
(3)
PSUs and cash bonus awards are granted to certain employees and are subject to our performance in achieving pre-determined criteria approved by our board of directors. Based on the actual achievement of the annual goals, we updated the calculation of the annual expense in the fourth quarter which resulted in an additional true-up charge of approximately $0.3 million, primarily in operating expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. We reviewed the results of management’s assessment with our Audit Committee.
Our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2016, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and our Nominating and Corporate Governance Committee, and our Audit Committee is incorporated by reference from the information that will be set forth in the sections under the headings “Election of Directors,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2017 (the “2017 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information that will be set forth in the 2017 Proxy Statement under the headings “Executive Compensation,” and “Corporate Governance Matters.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information that will be set forth in the 2017 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Information Concerning Voting and Solicitation—Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information that will be set forth in the 2017 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information that will be set forth in the 2017 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODEXIS, INC.

Date: March 9, 2017	By:	/s/ John J. Nicols
President and Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints John J. Nicols, Gordon T. B. Sangster, and Richard A. Sabalot, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John J. Nicols	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 9, 2017
John J. Nicols

/s/ Gordon T. B. Sangster	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 9, 2017
Gordon T. B. Sangster

/s/ Bernard J. Kelley	Chairman of the Board of Directors	Date: March 9, 2017
Bernard J. Kelley

/s/ Thomas R. Baruch	Chairman Emeritus, Director	Date: March 9, 2017
Thomas R. Baruch

/s/ Pam P. Cheng	Director	Date: March 9, 2017
Pam P. Cheng

/s/ Byron L. Dorgan	Director	Date: March 9, 2017
Byron L. Dorgan

/s/ Kathleen S. Glaub	Director	Date: March 9, 2017
Kathleen S. Glaub

/s/ David V. Smith	Director	Date: March 9, 2017
David V. Smith

/s/ Dennis P. Wolf	Director	Date: March 9, 2017
Dennis P. Wolf

/s/ Patrick Y. Yang	Director	Date: March 9, 2017
Patrick Y. Yang

EXHIBIT INDEX

Exhibit No.	Description

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

4.1	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2012, filed on August 9, 2012).

4.2*	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Bridge Loan Agreement dated as of May 25, 2006.

4.3*	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Loan and Security Agreement dated as of September 28, 2007.

4.4*	Warrant to purchase shares of Common Stock issued to Alexandria Equities, LLC.

10.1A*	Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of February 1, 2004.

10.1B*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of June 1, 2004.

10.1C*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 9, 2007.

10.1D*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 31, 2008.

10.1E
Fourth Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 4, 2010).

10.1F
Fifth Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 16, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 6, 2011).

10.1G
Sixth Amendment to Lease by and between the Company and Metropolitan Life Insurance Company dated as of September 27, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012).

10.1H
Seventh Amendment to Lease by and between the Company and Metropolitan Life Insurance Company dated as of October 17, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 8, 2016).

10.2+*	Codexis, Inc. 2002 Stock Plan, as amended, and Form of Stock Option Agreement.

10.3+*	Codexis, Inc. 2010 Equity Incentive Award Plan and Form of Stock Option Agreement.

10.4*	Form of Indemnification Agreement between the Company and each of its directors, officers and certain employees.

Exhibit No.	Description
10.5A+*	Form of Change of Control Severance Agreement between the Company and certain of its officers.

10.5B+
Form of Amended and Restated Change of Control Severance Agreement by and between Codexis, Inc. and certain of its officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2016).

10.6
Asset Purchase Agreement, dated October 28, 2010, by and among the Company, Codexis Mayflower Holdings, LLC and Maxygen, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 28, 2010).

10.7A†
Manufacture and Supply Agreement, dated May 16, 2011, by and between the Company and Lactosan GmbH & Co. KG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 3, 2011).

10.7B
Amendment No. 1 to the Manufacture and Supply Agreement by and between the Company and Lactosan GmbH & Co. KG dated as of March 9, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012).

10.8A+
Employment Agreement by and between the Company and John Nicols effective as of May 28, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

10.8B+
John Nicols Stock Option Grant Notice and Stock Option Agreement dated June 13, 2012 between John J. Nicols and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

10.8C+
John Nicols Restricted Stock Grant Notice and Restricted Stock Agreement dated June 13, 2012 between John J. Nicols and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

10.8D+
Amendment to Employment Agreement between the Company and John Nicols, dated April 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.9A†
Sitagliptin Catalyst Supply Agreement by and between Merck Sharp and Dohme Corp. and the Company dated as of February 1, 2012 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 2, 2013).

10.9B†
Amendment to Sitagliptin Catalyst Supply Agreement between Merck Sharp and Dohme Corp. and the Company dated as of October 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013).

10.9C
Amendment No. 2 to Sitagliptin Catalyst Supply Agreement between Merck Sharp and Dohme Corp. and the Company dated as of February 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015).

10.9D	Amendment No. 3 to Sitagliptin Catalysts Supply Agreement between Merck Sharp and Dohme Corp. and the Company dated as of December 17, 2015.

10.9E
Amendment No. 4 to Sitagliptin Catalysts Supply Agreement, effective as of January 1, 2016, by and between the Company and Merck Sharp and Dohme Corp. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 8, 2016).

10.10A†
License Agreement by and between Exela PharmSci, Inc. and the Company effective as of September 18, 2007 (incorporated by reference to Exhibit 10.26A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on April 2, 2013).

10.10B†
Amendment No. 1 to the License Agreement between Exela PharmSci, Inc. and the Company effective as of December 28, 2009 (incorporated by reference to Exhibit 10.26B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 2, 2013) .

Exhibit No.	Description
10.11†
Platform Technology Transfer, Collaboration and License Agreement by and between the Company and GlaxoSmithKline Intellectual Property Limited, effective as of July 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2014, filed on November 6, 2014).

10.12+
Offer Letter Agreement by and between the Company and Gordon Sangster effective as of July 11, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2014, filed on November 6, 2014).

10.13†
Platform Technology Transfer and License Agreement by and between the Company and Merck Sharp & Dohme Corp., dated as of August 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2015, filed on November 6, 2015).

10.14+
Offer Letter, dated as of October 12, 2016, by and between the Company and Michael Aldridge (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries.

23.1	Consent of BDO USA, LLP, independent registered public accounting firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 and (vi) Notes to Consolidated Financial Statements.

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