Form 10-Q
period 2017-03-31
CODEXIS INC
filed 2017-05-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 48,169,923 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,923	$19,240
Accounts receivable, net of allowances of $421 at March 31, 2017 and December 31, 2016	5,381	5,924
Inventories	1,124	825
Prepaid expenses and other current assets	1,314	1,238
Total current assets	21,742	27,227
Restricted cash	1,592	1,624
Marketable securities	1,051	1,142
Property and equipment, net	2,752	2,155
Goodwill	3,241	3,241
Other non-current assets	253	259
Total assets	$30,631	$35,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,493	$4,232
Accrued compensation	5,334	4,314
Other accrued liabilities	3,055	2,111
Deferred revenue	1,644	1,710
Total current liabilities	13,526	12,367
Deferred revenue, net of current portion	2,180	1,066
Lease incentive obligation, net of current portion	779	885
Financing obligation, net of current portion	255	—
Other long-term liabilities	2,211	2,231
Total liabilities	18,951	16,549

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 41,841 shares and 41,255 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	311,296	311,164
Accumulated other comprehensive loss	(91)	—
Accumulated deficit	(299,529)	(292,069)
Total stockholders' equity	11,680	19,099
Total liabilities and stockholders' equity	$30,631	$35,648
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product sales	$5,586	$3,740
Research and development revenues	2,001	3,534
Revenue sharing arrangement	384	722
Total revenues	7,971	7,996
Costs and operating expenses:
Cost of product sales	3,002	2,489
Research and development	5,839	5,686
Selling, general and administrative	6,606	6,802
Total costs and operating expenses	15,447	14,977
Loss from operations	(7,476)	(6,981)
Interest income	18	15
Other income, net	22	3
Loss before income taxes	(7,436)	(6,963)
Provision for income taxes	24	11
Net loss	$(7,460)	$(6,974)

Net loss per share, basic and diluted	$(0.18)	$(0.17)
Weighted average common stock shares used in computing net loss per share, basic and diluted	41,250	40,072

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(7,460)	$(6,974)
Other comprehensive loss
Unrealized loss on marketable securities, net of tax expense of $0 for each of the three months ended March 31, 2017 and 2016	(91)	(90)
Other comprehensive loss	(91)	(90)
Total comprehensive loss	$(7,551)	$(7,064)

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(7,460)	$(6,974)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	—	844
Depreciation and amortization of property and equipment	326	465
Gain on disposal of property and equipment	(1)	(27)
Stock-based compensation	1,669	1,389
Changes in operating assets and liabilities:
Accounts receivable, net	543	2,977
Inventories	(299)	(30)
Prepaid expenses and other current assets	(174)	5
Restricted cash	(43)	—
Other assets	6	109
Accounts payable	(882)	(395)
Accrued compensation	1,020	974
Other accrued liabilities	763	1,172
Long term lease incentive	(106)	(106)
Other long term liabilities	(19)	—
Deferred revenue	1,048	(184)
Net cash provided by (used in) operating activities	(3,609)	219
Investing activities:
Purchase of property and equipment	(237)	(265)
Proceeds from disposal of property and equipment	1	27
Change in restricted cash	75	—
Net cash used in investing activities	(161)	(238)
Financing activities:
Proceeds from exercises of options	99	7
Principal payments on capital lease obligations	(10)	—
Taxes paid related to net share settlement of equity awards	(1,636)	(1,098)
Net cash used in financing activities	(1,547)	(1,091)
Net decrease in cash and cash equivalents	(5,317)	(1,110)
Cash and cash equivalents at the beginning of the period	19,240	23,273
Cash and cash equivalents at the end of the period	$13,923	$22,163

Supplemental non-cash financing activities disclosures:
Equipment acquired under a capital lease	$528	$—

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
Many companies have historically used naturally occurring proteins to produce or enhance goods used in everyday life. Despite the growing number of commercial applications of naturally occurring proteins across many industries, the inherent limitations of naturally-occurring proteins frequently restrict their commercial use. Through the application of our proprietary CodeEvolver® protein engineering technology platform, we are able to engineer novel proteins to overcome these restrictions, thereby adding value or opening up new prospects for our potential clients’ products, processes or businesses. We have developed new proteins that are significantly more stable and/or active in our customers' commercial applications than proteins derived from nature.
We are a pioneer in the harnessing of computational technologies to drive biology advancements. Over the last fifteen years, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform, the primary source of our competitive advantage. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine our large and continuously growing library of protein variants’ performance attributes. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling delivery of targeted performance enhancements in a time-efficient manner. In addition to its computational prowess, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and process development, which are all coordinated to create our novel protein innovations.
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
Our approach to develop commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design, using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates, many thousands for each protein engineering project, are then rapidly screened and validated in high throughput under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
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
More recently, we are also using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of phenylketonuria ("PKU") disease in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient.
We have also used our technology to develop an enzyme for customers using next generation sequencing (“NGS”) and polymerase chain reaction (“PCR/qPCR”) for in vitro molecular diagnostic and genomic research applications.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2017 and results of our operations and comprehensive loss for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
The unaudited interim condensed consolidated financial statements include Codexis, Inc. and its wholly owned subsidiaries in the United States, India, Mauritius and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We regularly assess these estimates which primarily affect revenue recognition, accounts receivable, inventories, the valuation of investment securities and marketable securities, goodwill arising out of business acquisitions, accrued liabilities, stock awards and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
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
Revenue Recognition
We recognize revenues from the sale of our products, research and development agreements and revenue sharing arrangements. Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria of revenue recognition are met.
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

We recognize revenues from royalties based on licensees' sales of our products or products using our technologies. Royalties are recognized as earned in accordance with the contractual terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. For the majority of our royalty revenue, estimates are made using notification of the sale of licensed products from the licensees.
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
Sales Allowances
Sales allowances primarily relate to product returns and prompt pay sales discounts and are recorded in the same period that the related revenues are recognized, resulting in a reduction in product sales.
Cost of Product Sales
Cost of product sales comprises both internal and third party fixed and variable costs including materials and supplies, labor, facilities and other overhead costs associated with our product sales. Shipping costs are included in our cost of product sales. Such charges were not significant in any of the periods presented.
Cost of Research and Development Services
Cost of research and development services related to FTE services under research and development agreements approximate the research funding over the term of the respective agreements and are included in research and development expense. Costs of services provided under license and platform technology transfer agreements are included in research and development expenses and are expensed in the periods in which such costs are incurred.
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
Stock-Based Compensation
We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans. The Black-Scholes-Merton option pricing model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. The expected term is based on historical exercise behavior on similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We use historical volatility to estimate expected stock price volatility. The risk-free rate assumption is based on United States Treasury instruments whose terms are consistent with the expected term of the stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.
Restricted Stock Units ("RSUs"), Restricted Stock Awards ("RSAs"), performance vesting options ("PBOs"), and performance-contingent restricted stock units ("PSUs") are measured based on the fair market values of the underlying stock on the dates of grant. The vesting of PBOs and PSUs awarded is conditioned upon the attainment of one or more performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to the PBOs and PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
Stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated annual forfeiture rates for stock options, RSUs, PSUs, PBOs, and RSAs are based on historical forfeiture experience.

The estimated fair value of stock options, RSUs and RSAs are expensed on a straight-line basis over the vesting term of the grant and the estimated fair value of PSUs and PBOs are expensed using an accelerated method over the term of the award once management has determined that it is probable that the performance objective will be achieved. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.
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
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $13.9 million at March 31, 2017 and were comprised of cash of $2.7 million and money market funds of $11.2 million. At December 31, 2016, cash and cash equivalents totaled $19.2 million and were comprised of cash of $8.1 million and money market funds of $11.2 million.
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation require us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as non-current restricted cash on the consolidated balance sheets and totaled $0.9 million at March 31, 2017 and $0.8 million at December 31, 2016.
In addition, pursuant to the terms of the lease agreement for our Redwood City, CA facilities, our letters of credit are collateralized by deposit balances of $0.7 million as of March 31, 2017 and $0.8 million as of December 31, 2016, which is recorded as non-current restricted cash on the consolidated balance sheets (see Note 10, "Commitments and Contingencies" for details).
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using a weighted-average approach, assuming full absorption of direct and indirect manufacturing costs, or based on cost of purchasing from our vendors. If inventory costs exceed expected net realizable value due to obsolescence or lack of demand, valuation adjustments are recorded for the difference between the cost and the expected net realizable value. These valuation adjustments are determined based on significant estimates.
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
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, restricted cash, marketable securities, accounts payable, accrued compensation, deferred revenue, and other accrued liabilities, approximate their fair values as of the balance sheet dates because of their generally short maturities.
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
In the fourth quarter of 2016, we determined that there were no events or changes in circumstances that indicated the carrying value of the Asset Group might not be recoverable. We concluded that there was no impairment. During the three months ended March 31, 2017, we did not identify any indicators of potential impairment of our long-lived assets.
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
Goodwill was tested for impairment in the fourth quarter of 2016. We determined that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we concluded there was no impairment of our goodwill as of December 31, 2016. During the three months ended March 31, 2017, we did not identify any indicators of potential impairment of goodwill or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2016.
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
The provision for income taxes was $24 thousand and $11 thousand for the three months ended March 31, 2017 and 2016, respectively.
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
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers by one year the effective date of ASU 2014-09. The standard becomes effective for us beginning January 1, 2018, but allows us to adopt the standard one year earlier if it so chooses. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April, 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. In May, 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which clarifies guidance in certain narrow areas and adds some practical expedients. The amendments have the same effective date and transition requirements as the new revenue recognition standard. We intend to elect the modified retrospective method in adopting the guidance of ASC 606 starting January 2018. The modified retrospective method requires us to apply the new revenue standard only to the financial statements in the year of adoption and record a cumulative-effect adjustment to the opening balance of retained earnings in the year the new revenue standard is first applied. The opening adjustment to retained earnings will be determined on the basis of the impact of the new revenue standard’s application on contracts that were not completed as of the date of initial application. We will continue to evaluate the effect that the standard will have on our consolidated financial statements and related disclosures.
In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We adopted ASU 2014-15 in the first quarter of 2017, which had no impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2015-11 in the first quarter of 2017, which had no impact on our financial statements, and we will apply the new guidance to our measurement of inventory in the future.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new guidance, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the consolidated financial statements and currently anticipates the new guidance would impact its consolidated statements of operations and consolidated statements of comprehensive income as the Company’s marketable equity securities, are currently classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which replaces prior lease guidance (Topic 840.) This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain practical expedients. Full retrospective application is prohibited. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We expect that upon adoption, ROU assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," changing certain aspects of accounting for share-based payments to employees (Topic 718), as well as affecting the accounting classification within the statement of cash flows. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will allow a policy election to account for forfeitures as they occur and will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-09 in the first quarter of 2017. No cumulative-effect adjustment was recorded to our accumulated deficit balance as the U.S. deferred tax assets from previously unrecognized excess tax benefits were fully offset by a full valuation allowance; and we did not elect to change our policy of estimating expected forfeitures.

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
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is expected to be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements and related disclosures.
Note 3. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus all additional common stock shares that would have been outstanding, assuming dilutive potential common stock shares had been issued for other dilutive securities. For periods of net loss, diluted and basic net loss per share are identical since potential common stock shares are excluded from the calculation, as their effect was anti-dilutive.
Anti-Dilutive Securities
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	7,661	6,577
Shares of common stock issuable upon exercise of outstanding warrants	73	73
Total shares excluded as anti-dilutive	7,734	6,650

Note 4. Collaborative Arrangements
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the “GSK CodeEvolver® Agreement”) with GlaxoSmithKline ("GSK"). Pursuant to the terms of the agreement, we granted GSK a non-exclusive license to use the CodeEvolver® protein engineering technology platform to develop novel enzymes for use in the manufacture of GSK's pharmaceutical and health care products.
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
The up-front license fee of $6.0 million was being recognized ratably over the technology transfer period of three years since July 2014. We recognized all deferred revenue from GSK upon completion of technology transfer in April 2016. For the three months ended March 31, 2017 and 2016, $0 and $0.5 million were recognized as research and development revenue, respectively.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck. The Merck CodeEvolver® Agreement allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.

We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which was being recognized ratably over the estimated platform technology transfer period of two years. The technology transfer was completed in September 2016 and all remaining deferred revenue was recognized. Following the completion of the technology transfer, we may be eligible to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.
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
The up-front license fee of $5.0 million was being recognized ratably over a two-year periods since August 2015. The technology transfer was completed in September 2016 and all remaining deferred revenue was recognized. For the three months ended March 31, 2017 and 2016, $0 and $0.6 million were recognized as research and development revenue, respectively. Additionally, we recognized research and development revenues of $0.9 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, for various research projects under our collaborative arrangement.
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
We recognized license fees of $0.3 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, as research and development revenues. We had a deferred revenue balance from Merck related to license fees of $2.5 million at March 31, 2017 and $1.3 million at December 31, 2016. In addition, pursuant to the terms of the agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $1.8 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively, in product sales under this agreement.
Biopharmaceutical Collaborative Development Agreement
In May 2015, we entered into a collaborative development agreement with a leading global biopharmaceutical company. Under the terms of the agreement, we used our CodeEvolver® protein engineering platform technology to develop a novel enzyme for use in our partner’s therapeutic development program. We recognized revenues of $0.1 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, as collaborative research and development revenues. Under the agreement, we have the potential to receive additional license fees and milestone payments.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.75 million in December 2016, which we accordingly recorded as deferred revenues. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. As of March 31, 2017 and December 31, 2016, we had deferred revenue from the supply agreement of $0.7 million. Under the agreement, we recognize product revenues for quantities of enzyme sold to our customer when all revenue recognition criteria are met.
Research and Development Agreement
In March 2017, we entered into a multiyear research and development services agreement with Tate & Lyle to develop novel enzymes to support the development of new food ingredient products. Under the agreement, we have the potential to receive research and development revenues and milestone payments based on Tate & Lyle's decision to continue the development process.
Note 5. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities classified as available-for-sale at March 31, 2017 and at December 31, 2016 consisted of the following (in thousands):

	March 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds (1)	$11,190	$—	$—	$11,190
Common shares of CO2 Solutions (2)	563	488	—	1,051
Total	$11,753	$488	$—	$12,241

	December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Money market funds (1)	$11,172	$—	$—	$11,172
Common shares of CO2 Solutions (2)	563	579	—	1,142
Total	$11,735	$579	$—	$12,314
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on our condensed consolidated balance sheets.
There were no marketable securities in an unrealized loss position at March 31, 2017 or at December 31, 2016.
Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$11,190	$—	$—	$11,190
Common shares of CO2 Solutions	—	1,051	—	1,051
Total	$11,190	$1,051	$—	$12,241

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$11,172	$—	$—	$11,172
Common shares of CO2 Solutions	—	1,142	—	1,142
Total	$11,172	$1,142	$—	$12,314
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
Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$142	$118
Work-in-process	163	59
Finished goods	819	648
Inventories	$1,124	$825

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Laboratory equipment	$19,412	$18,849
Leasehold improvements	10,466	10,395
Computer equipment and software	3,314	3,267
Office equipment and furniture	1,179	1,171
Construction in progress (1)	358	124
Property and equipment	34,729	33,806
Less: accumulated depreciation and amortization	(31,977)	(31,651)
Property and equipment, net	$2,752	$2,155
(1) Construction in progress includes equipment received but not yet placed into service pending installation.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands, except weighted average amortization period):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (years)
Developed and core technology	$1,534	$(1,534)	$—	$1,534	$(1,534)	$—	5
Maxygen intellectual property	20,244	(20,244)	—	20,244	(20,244)	—	6
Intangible assets, net	$21,778	$(21,778)	$—	$21,778	$(21,778)	$—
Goodwill
Goodwill had a carrying value of approximately $3.2 million at March 31, 2017 and December 31, 2016.
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
The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, RSUs, RSAs, PSUs, PBOs, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.
Stock Options
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

Restricted Stock Units
We also grant employees RSUs, which generally vest over either a three year period with one-third of the shares subject to the RSUs vesting on each yearly anniversary of the vesting commencement date or over a four year period with 25% of the shares subject to the RSU vesting on each yearly anniversary of the vesting commencement date, in each case contingent upon such employee’s continued service on such vesting date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We may grant RSUs with different vesting terms from time to time.
Performance-contingent Restricted Stock Units and Performance Vesting Options
In 2015 and 2016, the compensation committee of the Board approved, and, in February 2017 solely in respect of non-executive employees, delegated to our Chief Executive Officer the authority to approve, grants of PSUs. In February 2017, the compensation committee of the Board also approved grants of PBOs and PSUs to our executives. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences.
In the first quarter of 2017, our compensation committee and Chief Executive Officer granted PSUs (“2017 PSUs”) and our compensation committee granted PBOs (“2017 PBOs”), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, cash forecast, service revenue, new platform license revenue, and strategic advancement of biotherapeutics pipeline. The number of shares underlying the 2017 PSUs and 2017 PBOs that are eligible to vest are based upon our achievement of the performance goals and, once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the 2017 PSUs and the 2017 PBOs would be equal to half the number of 2017 PSUs granted and one-quarter the number of shares underlying the 2017 PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the 2017 PSUs and 2017 PBOs would be equal to the number of 2017 PSUs granted and half of the shares underlying the 2017 PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the 2017 PSUs would be equal to two times the number of 2017 PSUs granted and equal to the number of 2017 PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the 2017 PSUs and 2017 PBOs or between the target level and superior levels for the 2017 PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the 2017 PSUs and 2017 PBOs. As of March 31, 2017, we estimated that the 2017 PSU and 2017 PBOs performance goals would be achieved at 100.0% of the target level. Accordingly, we recognized expense to reflect the target level.
In 2016, we awarded PSUs ("2016 PSUs") based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, new R&D service revenue arrangements and novel therapeutic enzymes advancement. In the first quarter of 2017, we determined that the 2016 PSU performance goals had been achieved at 142.3% of the target level, and recognized expenses accordingly. Accordingly, one-half of the shares underlying the 2016 PSUs vested in the first quarter of 2017 and one-half of the shares underlying the 2016 PSUs will vested in the first quarter of 2018, in each case subject to the recipient’s continued service on each vesting date. No PBOs were awarded in 2016.
In 2015, we awarded PSUs ("2015 PSUs") based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, and securing a drug development partnership, with other terms similar to the 2014 PSUs and 2016 PSUs. In the first quarter of 2016, we determined that the 2015 PSU performance goals had been achieved at 92.8% of the target level, and recognized expenses accordingly. One-half of the shares underlying the 2015 PSUs vested in the first quarter of each of 2016 and 2017, subject to the recipient’s continued service on each vesting date. No PBOs were awarded in 2015.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$323	$220
Selling, general and administrative	1,346	1,169
Total	$1,669	$1,389
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$334	$304
RSUs and RSAs	459	574
PSUs	641	511
PBOs	235	—
Total	$1,669	$1,389
As of March 31, 2017, unrecognized stock-based compensation expense, net of expected forfeitures, was $3.4 million related to unvested employee stock options, $2.0 million related to unvested RSUs and RSAs, $1.2 million related to unvested PSUs, and $2.0 million related to unvested PBOs.
Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options and PBOs granted were as follows:

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	5.3	5.4
Volatility	62%	65%
Risk-free interest rate	2.00%	1.30%
Dividend yield	—%	—%
Weighted-average estimated fair value of stock options granted	$2.52	$2.31
Note 9. Capital Stock
Exercise of options
For the three months ended March 31, 2017 and 2016, 40,582 and 4,466 shares, respectively, were exercised at a weighted-average exercise price of $2.45 and $1.61 per share, respectively, with net cash proceeds of $99 thousand and $7 thousand, respectively.
Warrants
Our outstanding warrants are exercisable for common stock at any time during their respective terms. As of March 31, 2017, the following warrants remain outstanding:

	March 31, 2017
Issue Date	Shares Subject to Warrants	Exercise Price per Share	Expiration
September 28, 2007	72,727	$8.25	September 28, 2017

Note 10. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 107,200 square feet of office and laboratory space in four buildings within the same business park of Metropolitan Life Insurance Company ("Met-Life"). We entered into the initial lease with Met-Life for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the lease, with the latest amendment in October 2016. The various terms for the spaces under the lease had expiration dates that range from January 2020 through January 2022. As described further below, in October 2016, we exercised an option to extend our lease of certain spaces through January 2022. Beginning in February 2014, we have subleased office space to different subtenants with separate options to extend the subleases. If all such options to extend were exercised, these agreements would expire at various dates through November 2019.
We incurred $3.6 million of capital improvement costs related to the facilities leased from Met-Life through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord from the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligation was $1.2 million at March 31, 2017, and is reflected in other liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.4 million as of both March 31, 2017 and December 31, 2016, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three months ended March 31, 2017 and 2016.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of March 31, 2017 and $0.8 million as of December 31, 2016. These deposits are recorded as restricted cash on the consolidated balance sheets.
Rent expense was $0.9 million and $0.9 million during the three months ended March 31, 2017 and 2016, respectively, partially offset by sublease income of $0.3 million and $0.2 million, respectively.
Capital Leases
In December 2016, we entered into a financing lease agreement with a third party supplier for the purchase of laboratory equipment that was partially financed through a capital lease of approximately $0.4 million. The lease became effective upon delivery of the equipment, which occurred in February 2017, and the term of the lease is three years from the effective date. This financing agreement was accounted for as a capital lease due to the bargain purchase option at the end of the lease.
Leases
Future minimum payments under non-cancellable capital and operating leases are as follows at March 31, 2017 (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2017 (9 months remaining)	$105	$2,327
2018	140	3,185
2019	140	3,280
2020	23	712
2021 and beyond	—	531
Total minimum lease payments	408	$10,035
Less: amount representing interest	(29)
Present value of capital lease obligations	379
Less: current portion	(124)
Long-term portion of capital leases	$255

Minimum payments have not been reduced by future minimum sublease rentals of $2.0 million to be received under non-cancellable subleases at March 31, 2017.
Other Commitments
In April 2016, we entered into a new manufacture and supply agreement that resulted in an additional total commitment up to $1.8 million, with payment to be made in December 2022 or after.
In October 2016, we entered into a services agreement with a third party supplier for the development of a manufacturing process. The services agreement resulted in a maximum total commitment of $1.4 million. As of March 31, 2017, we have recorded $1.2 million in expense associated with this agreement and have a remaining obligation of approximately $0.2 million.
Legal Proceedings
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation, and Junhua “Alex” Tao (collectively, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss the claims for breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations, statutory unfair competition, and common law unfair competition in the First Amended Complaint. We opposed the Defendant’s Partial Motion to Dismiss. On August 11, 2016, the judge issued an order that denied the Defendants’ Partial Motion to Dismiss with respect to all five claims and in all relevant parts, and granted the motion with respect to certain underlying arguments. The Defendants filed their Answer on September 1, 2016, stating that the Defendants would not contest infringement of the asserted patents and denying the trade secret claim and other non-patent claims. There are no counterclaims. On September 21, 2016, the parties filed a stipulation in which the Defendants agreed not to contest our construction of certain patent claim terms and vacating deadlines related to the claim construction proceedings. The Court entered the stipulated order on September 26, 2016. We are unable to determine when this litigation will be resolved or its ultimate outcome.
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
Note 11. Related Party Transactions
Exela PharmSci, Inc.
We entered into a commercialization agreement with Exela in 2007. Under the license agreement, as amended, we and Exela cross-licensed certain technology relating to the manufacture of argatroban, an API, in exchange for rights to certain sublicensing fees or development payments and profit sharing.
Thomas R. Baruch, one of our directors, serves on the board of directors of Exela, and is a retired general partner in Presidio Partners 2007, LP which owns over 10% of Exela’s outstanding capital stock. As such, Mr. Baruch has an indirect pecuniary interest in the shares of Exela held by Presidio Partners 2007, L.P.
We recognized $0.4 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively, in the condensed consolidated statement of operations as a revenue sharing arrangement. We had no receivables from Exela at March 31, 2017 and December 31, 2016.

AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca and to Alfa Aesar, which is a purchasing agent of AstraZeneca.
In the three months ended March 31, 2017, we recognized de minimis revenue from AstraZeneca and no revenue from Alfa Aesar, respectively. In the three months ended March 31, 2016, we did not recognize any revenue from AstraZeneca and Alfa Aesar, respectively. We had no accounts receivables from Alfa Aesar at March 31, 2017 and $0.4 million in accounts receivable at December 31, 2016. At March 31, 2017, we had an accounts receivable of $19 thousand from AstraZeneca PLC and no accounts receivable from AstraZeneca PLC at December 31, 2016.
Note 12. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended March 31,
	2017	2016
Customer A	28%	37%
Customer B	15%	*
Customer C	14%	*
Customer D	*	18%

Customers that each contributed 10% or more of our total accounts receivable had the following balances for the periods presented:

	Percentage of Accounts Receivables at
	March 31, 2017	December 31, 2016
Customer A	30%	54%
Customer C	13%	*
Customer E	*	16%
* Less than 10% of the period presented
Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
United States	$1,732	$4,095
Asia
Singapore	1,346	955
India	749	1,023
Others	880	225
Europe
Slovenia	1,632	579
Others	1,575	1,119
Others	57	—
Total revenues	$7,971	$7,996
Identifiable long-lived assets were all in the United States as follows (in thousands):

Long-lived assets:	March 31, 2017	December 31, 2016
United States	$3,005	$2,414
Note 13. Subsequent Events
In April 2017, we completed an underwritten public offering of 6,325,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 825,000 shares from us, at a public offering price of $4.00 per share. After deducting the underwriting discounts and commissions and estimated offering expenses, the net proceeds to us were approximately $23.3 million.
In April 2017, we entered into a services agreement with a third party supplier for the development of a manufacturing process. The services agreement, which may, subject to the payment of certain cancellation fees, be canceled at our discretion, may result in a total commitment of up to $4.3 million.
In April 2017, we entered into a financing lease agreement with a third party supplier for the purchase of information technology equipment for approximately $0.3 million. The effective date of the lease is upon delivery of the equipment, which is expected to be received in May 2017 and the term of the lease is three years. This financing agreement was accounted for as a capital lease due to the bargain purchase option at the end of the lease.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017 (the "Annual Report"). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part I, Item 1A of our Annual Report, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Many companies have historically used naturally occurring proteins to produce or enhance goods used in everyday life. Despite the growing number of commercial applications of naturally occurring proteins across many industries, the inherent limitations of naturally-occurring proteins frequently restrict their commercial use. Through the application of our proprietary CodeEvolver® protein engineering technology platform, we are able to engineer novel proteins to overcome these restrictions, thereby adding value or opening up new prospects for our potential clients’ products, processes or businesses. We have developed new proteins that are significantly more stable and/or active in our customers' commercial applications than proteins derived from nature.
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
More recently, we are also using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of phenylketonuria ("PKU") disease in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient.
We have also used our technology to develop an enzyme for customers using next generation sequencing (“NGS”) and polymerase chain reaction (“PCR/qPCR”) for in vitro molecular diagnostic and genomic research applications.
Results of Operations Overview
Revenues were $8.0 million for the first quarter of 2017, the same as revenues of $8.0 million for the first quarter of 2016. Product sales increased by approximately $1.8 million, or 49%, from the prior year, which was primarily due to higher customer demand for enzymes for both generic and branded products. The increase in product sales for the first quarter of 2017 was offset by a decrease of $1.5 million, or 43%, in research and development revenues primarily due to lower milestone revenue from a collaboration agreement and $1.1 million from the combined pro-rata revenue recognition of upfront payments from GlaxoSmithKline and Merck. These were offset by increased R&D service revenues for Merck and another major pharmaceutical company.  Revenues from Exela in a revenue sharing arrangement decreased by $0.3 million, or 47%.
Cost of product sales increased by $0.5 million, or 21%, to $3.0 million for the first quarter of 2017, compared to the same period in 2016, due primarily to higher product sales.
Product gross margins were 46% in the three months ended March 31, 2017, compared to 33% in the same period in 2016 due to improved sales mix.
Research and development expenses increased by $0.2 million, or 3%, to $5.8 million for the first quarter of 2017, compared to the first quarter of 2016, due primarily to increased outside services and increased costs associated with higher headcount, which was partially offset by lower amortization of intangibles, which amortization ceased in the fourth quarter of 2016.
Selling, general and administrative expense decreased by $0.2 million, or 3%, to $6.6 million for the first quarter of 2017, compared to the first quarter of 2016, due primarily to a decrease in legal expenses related to intellectual property and decreased outside services, offset by increased costs associated with higher headcount.
Net loss for the first quarter of 2017 was $7.5 million, representing a net loss of $0.18 per basic and diluted share. This compares to a net loss of $7.0 million, or a net loss of $0.17 per basic and diluted share for the first quarter of 2016. The increase in net loss for the first quarter of 2017 over the same period of the prior year is primarily related to decreased research and development revenues which was partially offset by increased revenue from product sales.
Cash and cash equivalents decreased by $5.3 million to $13.9 million as of March 31, 2017 compared to $19.2 million as of December 31, 2016. Net cash used in operating activities was $3.6 million in the three months ended March 31, 2017 compared to net cash provided by operations of $0.2 million in the three months ended March 31, 2016. On April 12, 2017, we completed a public offering of approximately 6.3 million shares of our common stock at an offering price of $4.00 per share resulting in net proceeds to us of approximately $23.3 million. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
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
The up-front license fee of $6.0 million was being recognized ratably over the technology transfer period of three years, starting July 2014. The technology transfer was completed in September 2016 and all remaining deferred revenue was recognized. For the three months ended March 31, 2017 and 2016, $0 and $0.5 million were recognized as research and development revenue, respectively.
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

We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which was being recognized ratably over the estimated platform technology transfer period of two years. The technology transfer was completed in September 2016 and all remaining deferred revenue was recognized. For the three months ended March 31, 2017 and 2016, $0 and $0.6 million were recognized as research and development revenue, respectively. Additionally, we recognized research and development revenues of $0.9 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, for various research projects under our collaborative arrangement.
Following the completion of the technology transfer, we may be eligible to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.

Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
	2017	2016	$	%
Revenues:
Product sales	$5,586	$3,740	$1,846	49%
Research and development revenues	2,001	3,534	(1,533)	(43)%
Revenue sharing arrangement	384	722	(338)	(47)%
Total revenues	7,971	7,996	(25)	—%
Costs and operating expenses:
Cost of product sales	3,002	2,489	513	21%
Research and development	5,839	5,686	153	3%
Selling, general and administrative	6,606	6,802	(196)	(3)%
Total costs and operating expenses	15,447	14,977	470	3%
Loss from operations	(7,476)	(6,981)	(495)	(7)%
Interest income	18	15	3	20%
Other income, net	22	3	19	633%
Loss before income taxes	(7,436)	(6,963)	(473)	(7)%
Provision for income taxes	24	11	13	118%
Net loss	$(7,460)	$(6,974)	$(486)	(7)%
Revenues
Our revenue is comprised of product sales, research and development revenues, and a revenue sharing arrangement, as follows:

•	Product sales consist of sales of enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits.

•	Research and development revenues include license, technology access and exclusivity fees, research services fees for FTE, milestone payments, royalties, and optimization and screening fees.

•	Revenue sharing arrangement is recognized based upon sales of licensed products by Exela.
The following table shows the amounts of our product sales, research and development revenues from our condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
(In Thousands)	2017	2016	$	%
Product sales	$5,586	$3,740	$1,846	49%
Research and development revenues	2,001	3,534	(1,533)	(43)%
Revenue sharing arrangement	384	722	(338)	(47)%
Total revenues	$7,971	$7,996	$(25)	—%
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
Revenues were $8.0 million for the first quarter of 2017, the same as revenues of $8.0 million for the first quarter of 2016. Product sales increased by approximately $1.8 million, or 49%, from the prior year, which was primarily due to higher customer demand for enzymes for both generic and branded products. The increase in product sales for the first quarter of 2017 was offset by a decrease of $1.5 million, or 43%, in research and development revenues primarily due to lower milestone revenue from a collaboration agreement and $1.1 million from the combined pro-rata revenue recognition of upfront payments from GlaxoSmithKline and Merck. These were offset by increased R&D service revenues for Merck and another major pharmaceutical company.  Revenues from Exela in a revenue sharing arrangement decreased by $0.3 million, or 47%.
Cost and Operating Expenses
Our cost and operating expenses are comprised of cost of product sales, research and development expense, and selling, general and administrative expense. The following table shows the amounts of our cost of product sales, research and development expense, and selling, general and administrative expense from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
(In Thousands)	2017	2016	$	%
Cost of product sales	$3,002	$2,489	$513	21%
Research and development expense	5,839	5,686	153	3%
Selling, general and administrative expense	6,606	6,802	(196)	(3)%
Total costs and operating expenses	$15,447	$14,977	$470	3%
Cost of Product Sales and Product Gross Margin
The following table shows the amounts of our revenues from product sales, cost of product sales, product gross profit and product gross margin from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
(In Thousands)	2017	2016	$	%
Revenues from product sales	$5,586	$3,740	$1,846	49%
Cost of product sales	3,002	2,489	513	21%
Product gross profit	$2,584	$1,251	$1,333	107%
Product gross margin (%)	46%	33%
Cost of product sales comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product sales.
Cost of product sales increased by $0.5 million, or 21%, during the three months ended March 31, 2017, compared to the corresponding period in 2016, due primarily to higher product sales.
Product gross margins increased to 46% in the three months ended March 31, 2017 from 33% in the corresponding period of the prior year due to improved sales mix.
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
Research and development expenses increased by $0.2 million, or 3% to $5.8 million for the first quarter of 2017 compared to the first quarter of 2016 due primarily to an increase in outside services and increased costs associated with higher headcount, which was partially offset by lower amortization of intangibles, which amortization ceased in the fourth quarter of 2016.
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
Selling, general and administrative expenses decreased by $0.2 million, or 3%, to $6.6 million for the first quarter of 2017, compared to the first quarter of 2016 due primarily to a decrease in legal expenses related to intellectual property and decreased outside services, offset by increased costs associated with higher headcount.
Interest income and other income

	Three months ended March 31,		Change
(In Thousands)	2017	2016	$	%
Interest income	$18	$15	$3	20%
Other income	22	3	19	633%
Total other income	$40	$18	$22	122%
Interest income was not material during the three months ended March 31, 2017 and 2016.
The change in other income for the three months ended March 31, 2017 compared to the same period in 2016 was primarily related to fluctuations in foreign currency.
Provision for income taxes
We recognized income tax provisions of $24 thousand and $11 thousand for the three months ended March 31, 2017 and 2016, respectively. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Net loss
Net loss for the first quarter of 2017 was $7.5 million, representing a net loss of $0.18 per basic and diluted share. This compares to a net loss of $7.0 million, or a net loss of $0.17 per basic and diluted share for the first quarter of 2016. The increase in net loss for the first quarter of 2017 over the same period of the prior year is primarily related to decreased research and development revenue which was partially offset by increased revenue from product sales.
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
The following tables summarize our cash and cash equivalents and working capital as of March 31, 2017 and December 31, 2016, as well as our statements of cash flows for the three months ended March 31, 2017 and 2016:

(In Thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$13,923	$19,240
Working capital	$8,216	$14,860

	Three months ended March 31,
(In Thousands)	2017	2016
Net cash provided by (used in) operating activities	$(3,609)	$219
Net cash used in investing activities	(161)	(238)
Net cash used in financing activities	(1,547)	(1,091)
Net decrease in cash and cash equivalents	$(5,317)	$(1,110)
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver® protein engineering technology platform, and expand our business development and collaborations with new customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from product sales and collaborative research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of products and/or collaborative research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
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
We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. In addition, on April 12, 2017, we completed a public offering of approximately 6.3 million shares of our common stock at an offering price of $4.00 per share resulting in net proceeds of approximately $23.3 million and on May 2, 2017, we received a payment in the low single-digit million dollar range from Tate & Lyle relating to our March 2017 research and development agreement. However, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
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
Cash Flows from Operating Activities
Cash used in operating activities was $3.6 million net for the three months ended March 31, 2017, which resulted from a net loss of $7.5 million for the three months ended March 31, 2017 adjusted for non-cash charges for depreciation and amortization of $0.3 million and stock-based compensation of $1.7 million. Additional cash provided from changes in operating assets and liabilities was $1.9 million. Changes in operating assets and liabilities included a $1.0 million increase in deferred revenues, a $1.0 million increase in accrued compensation and a $0.5 million decrease in accounts receivable, which was partially offset by a $0.9 million decrease in accounts payable primarily reflecting the timing of payments.
Cash provided by operating activities was $0.2 million for the three months ended March 31, 2016, which resulted from a net loss of $7.0 million for the three months ended March 31, 2016, adjusted for non-cash charges for depreciation and amortization of $1.3 million and stock-based compensation of $1.4 million. Additional offset from changes in operating assets and liabilities provided $4.5 million net cash, related primarily to the $3.0 million net reduction in accounts receivable and increases of $1.2 million in other accrued liabilities and $1.0 million in accrued compensation compared to December 31, 2015. Such cash provided was partially offset by cash uses in working capital for decreases of $0.4 million in accounts payable, $0.2 million in deferred revenue and $0.1 million in lease incentives.
Cash Flows from Investing Activities
Cash used in investing activities was $0.2 million and 0.2 million for the three months ended March 31, 2017 and 2016, respectively, primarily related to the purchase of property and equipment.

Cash Flows from Financing Activities
Cash used in financing activities was $1.5 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. Cash used consisted primarily of taxes paid related to net share settlement of equity awards for the three months ended March 31, 2017 and 2016, respectively.
Contractual Obligations
Our contractual obligations principally arise from operating leases primarily related to our leased facilities in Redwood City, California. There have been no significant changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
In October 2016, we entered into a services agreement with a third party supplier for the development of a manufacturing process. The services agreement resulted in a total commitment of up to $1.4 million. As of March 31, 2017, we have recorded $1.2 million in expense associated with this agreement and have a remaining obligation of approximately $0.2 million.
In April 2017, we entered into a services agreement with a third party supplier for the development of a manufacturing process. The services agreement, which may, subject to the payment of certain cancellation fees, be canceled at our discretion, may result in a maximum total commitment of $4.3 million.
In April 2017, we entered into a financing lease agreement with a third party supplier for the purchase of information technology equipment for approximately $0.3 million. The effective date of the lease is upon delivery of the equipment, which is expected to be received in May 2017 and the term of the lease is three years. This financing agreement was accounted for as a capital lease due to the bargain purchase option at the end of the lease.
For additional information about our contractual obligations, see Note 10 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements. There have been no other material changes in our payments due under contractual obligations, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. As of March 31, 2017, there were no material changes in our market risk exposures compared to the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017.
Equity Price Risk
As described in Note 5, "Cash Equivalents and Marketable Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of March 31, 2017, the fair value of our investment in CO2 Solutions' common stock was $1.1 million, including an unrealized gain of $0.5 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of March 31, 2017 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss.) The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of March 31, 2017 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss).

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
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
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation, and Junhua “Alex” Tao (collectively, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss the claims for breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations, statutory unfair competition, and common law unfair competition in the First Amended Complaint. We opposed the Defendant’s Partial Motion to Dismiss. On August 11, 2016, the judge issued an order that denied the Defendants’ Partial Motion to Dismiss with respect to all five claims and in all relevant parts, and granted the motion with respect to certain underlying arguments. The Defendants filed their Answer on September 1, 2016, stating that the Defendants would not contest infringement of the asserted patents and denying the trade secret claim and other non-patent claims. There are no counterclaims. On September 21, 2016, the parties filed a stipulation in which the Defendants agreed not to contest our construction of certain patent claim terms and vacating deadlines related to the claim construction proceedings. The Court entered the stipulated order on September 26, 2016. We are unable to determine when this litigation will be resolved or its ultimate outcome.
Other than our litigation against the Defendants, we are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the "Risk Factors"). During the three months ended March 31, 2017, there were no material changes with respect to the Risk Factors from the disclosure provided in the Form 10-K for the year ended December 31, 2016. Investors should consider the Risk Factors, as provided therein, prior to making an investment decision with respect to our stock.

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

Codexis, Inc.

Date:	May 9, 2017	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	May 9, 2017	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

* Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-164044), effective April 21, 2010, and incorporated herein by reference.