Form 10-Q
period 2017-06-30
CODEXIS INC
filed 2017-08-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-34705
_____________________________
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, there were 48,324,407 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$28,817	$19,240
Accounts receivable, net of allowances of $421 at June 30, 2017 and December 31, 2016	7,802	5,924
Inventories	806	825
Prepaid expenses and other current assets	2,965	1,238
Total current assets	40,390	27,227
Restricted cash	1,576	1,624
Marketable securities	1,305	1,142
Property and equipment, net	2,969	2,155
Goodwill	3,241	3,241
Other non-current assets	303	259
Total assets	$49,784	$35,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,633	$4,232
Accrued compensation	2,920	4,314
Other accrued liabilities	2,647	2,111
Deferred revenue	4,027	1,710
Total current liabilities	13,227	12,367
Deferred revenue, net of current portion	2,653	1,066
Financing obligation, net of current portion	419	—
Other long-term liabilities	2,848	3,116
Total liabilities	19,147	16,549

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 48,324 shares and 41,255 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5	4
Additional paid-in capital	336,339	311,164
Accumulated other comprehensive income (loss)	102	—
Accumulated deficit	(305,809)	(292,069)
Total stockholders' equity	30,637	19,099
Total liabilities and stockholders' equity	$49,784	$35,648
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales	$6,600	$3,280	$12,186	$7,020
Research and development revenues	3,391	12,064	5,391	15,598
Revenue sharing arrangement	356	658	740	1,380
Total revenues	10,347	16,002	18,317	23,998
Costs and operating expenses:
Cost of product sales	3,790	2,221	6,792	4,710
Research and development	6,348	5,112	12,187	10,798
Selling, general and administrative	6,546	6,420	13,152	13,222
Total costs and operating expenses	16,684	13,753	32,131	28,730
Income (loss) from operations	(6,337)	2,249	(13,814)	(4,732)
Interest income	49	13	68	28
Other expenses, net	(34)	(49)	(12)	(46)
Income (loss) before income taxes	(6,322)	2,213	(13,758)	(4,750)
Benefit from income taxes	(42)	(26)	(18)	(15)
Net income (loss)	$(6,280)	$2,239	$(13,740)	$(4,735)

Net income (loss) per share, basic	$(0.13)	$0.06	$(0.31)	$(0.12)
Net income (loss) per share, diluted	$(0.13)	$0.05	$(0.31)	$(0.12)
Weighted average common stock shares used in computing net income (loss) per share, basic	47,232	40,495	44,258	40,283
Weighted average common stock shares used in computing net income (loss) per share, diluted	47,232	41,568	44,258	40,283
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(6,280)	$2,239	$(13,740)	$(4,735)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of tax benefit of $60 for the three and six months ended June 30, 2017, and zero for the three and six months ended June 30, 2016, respectively	194	(344)	102	(434)
Other comprehensive income (loss)	194	(344)	102	(434)
Total comprehensive income (loss)	$(6,086)	$1,895	$(13,638)	$(5,169)
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(13,740)	$(4,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	—	1,687
Depreciation and amortization of property and equipment	554	924
Gain on disposal of property and equipment	(3)	(27)
Income tax benefit related to marketable securities	(60)	—
Stock-based compensation	3,379	2,631
Changes in operating assets and liabilities:
Accounts receivable, net	(1,879)	3,989
Inventories, net	19	(163)
Prepaid expenses and other current assets	(1,824)	190
Restricted cash	(27)	—
Other assets	(44)	27
Accounts payable	(446)	(492)
Accrued compensation	(1,394)	(488)
Other accrued liabilities	271	601
Long term lease incentive	(212)	(212)
Other long term liabilities	(56)	—
Deferred revenue	3,904	(3,745)
Net cash provided by (used in) operating activities	(11,558)	187
Investing activities:
Purchase of property and equipment	(680)	(474)
Proceeds from disposal of property and equipment	3	27
Changes in restricted cash	75	—
Net cash used in investing activities	(602)	(447)
Financing activities:
Proceeds from exercises of stock options	142	837
Proceeds from issuance of common stock, net of issuance costs	23,291	—
Principal payments on capital lease obligations	(60)	—
Taxes paid related to net share settlement of equity awards	(1,636)	(1,498)
Net cash provided by (used in) financing activities	21,737	(661)
Net increase (decrease) in cash and cash equivalents	9,577	(921)
Cash and cash equivalents at the beginning of the period	19,240	23,273
Cash and cash equivalents at the end of the period	$28,817	$22,352

Supplemental disclosure of cash flow information:
Interest paid	$117	$—
Supplemental noncash financing activities:
Equipment acquired under capital leases	$840	$—
See accompanying notes to the unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business
In these notes to the consolidated financial statements, the “Company,” “we,” “us,’” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
We discover, develop and sell proteins that deliver value to our clients in a growing set of industries. We view proteins as a vast untapped source of value-creating materials, and we are using our proven technologies, which we have been continuously improving over our fifteen-year history, to commercialize an increasing number of novel proteins, both as proprietary Codexis products and in partnership with our customers.
Many companies have historically used naturally occurring proteins to produce or enhance goods used in everyday life. Despite the growing number of commercial applications of naturally occurring proteins across many industries, the inherent limitations of naturally-occurring proteins frequently restrict their commercial use. Through the application of our proprietary CodeEvolver® protein engineering technology platform, we are able to engineer novel proteins to overcome these restrictions, thereby adding value or opening up new prospects for our existing and potential customers’ products, processes or businesses. We have developed new proteins that are significantly more stable and/or active in our customers' commercial applications than proteins derived from nature.
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

We have also used the technology to develop protein catalysts for use in the fine chemicals market. The fine chemicals market consists of several large market verticals, including food and food ingredients, animal feed, flavors, fragrances and agricultural chemicals.
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
We have also used our technology to develop an enzyme for customers using next generation sequencing (“NGS”) and polymerase chain reaction (“PCR/qPCR”) for in vitro molecular diagnostic and genomic research applications. Beta testing for the enzyme was initiated in the second quarter of 2017.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2017 and results of our operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
The unaudited interim condensed consolidated financial statements include Codexis, Inc. and its wholly owned subsidiaries in the United States, India and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $28.8 million at June 30, 2017 and were comprised of cash of $18.1 million and money market funds of $10.7 million. At December 31, 2016, cash and cash equivalents totaled $19.2 million and were comprised of cash of $8.0 million and money market funds of $11.2 million.
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as non-current restricted cash on the consolidated balance sheets and totaled $0.9 million at June 30, 2017 and $0.8 million at December 31, 2016.
In addition, pursuant to the terms of the lease agreement for our Redwood City, CA facilities, our letters of credit are collateralized by deposit balances of $0.7 million as of June 30, 2017 and $0.8 million as of December 31, 2016, which is recorded as non-current restricted cash on the consolidated balance sheets (see Note 10, "Commitments and Contingencies" for details).
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
Impairment of Long-Lived Assets
Our long-lived assets consist of property and fully amortized acquired technology. We test property for recoverability when events or changes in circumstances indicate that its carrying value may not be recoverable. Factors we consider in deciding when to perform an impairment review include significant under-performance of our products in relation to expectations combined with a history of losses or a forecast of continuing losses associated with the use of that property, significant adverse changes in the business climate or legal factors, trends, and significant changes accumulation of costs in excess of the amount originally expected for the acquisition or construction of the property; loss of significant customers or partners; or the current expectation that the property will more likely than not be sold or disposed of significantly before the end its estimated useful life.
We measure the recoverability of property by comparing its carrying value to estimated future undiscounted net cash flows arising from that property. If the property's carrying value is not recoverable through the related undiscounted cash flows, it is considered to be impaired. We measure the impairment by comparing the difference between the property's carrying value and its estimated fair value. During the year ended December 31, 2016 and the six months ended June 30, 2017, we did not identify any indicators of potential impairment of our property and concluded that there was no impairment.

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
Goodwill was tested for impairment in the fourth quarter of 2016. We determined that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we concluded there was no impairment of our goodwill as of December 31, 2016. During the six months ended June 30, 2017, we did not identify any indicators of potential impairment of goodwill or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2016.
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
Benefit from income taxes was $42,000 and $18,000 for the three and six months ended June 30, 2017, respectively. Benefit from income taxes was $26,000 and $15,000 for the three and six months ended June 30, 2016, respectively.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance supersedes our existing revenue recognition standard and requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration we expect to be entitled to in exchange for those goods or services. The guidance requires expanded disclosures regarding revenue and contracts with customers. The guidance permits two implementation approaches: (i) retrospective application of the standard with restatement of prior years and (ii) retrospective application of the standard with application of certain practical expedient provisions. We intend to elect a modified retrospective method on adoption of this guidance with the initial application in January 2018. The modified retrospective method requires us to apply the new revenue guidance to the financial results in the year of adoption, concurrently recording a cumulative-effect adjustment to the opening balance of retained earnings. The opening adjustment to retained earnings will be determined on the basis of the impact of the new guidance’s application on contracts that were not completed as of the date of initial application.
We are reviewing the impact of this guidance across our revenue-related activities and are in the processing of determining the impact of the new guidance on our revenue recognition practices, business process and internal controls, and on our consolidated financial statements. We enter into research and development agreements which may contain multiple performance obligations. Under the new guidance, an agreement's transaction price will be allocated to all separately identifiable performance obligations in the arrangement and revenue will be recognized as we satisfy each performance obligation according to our evaluation of the timing our customer obtained control of deliverables according to the terms of the agreement. Revenue recognition related to product sales will be recognized once passage of title and risk of loss has occurred, contractually specified acceptance criteria are met, and collectability is probable. Variable revenue from revenue sharing arrangements will be recognized when the consideration becomes probable based on notification from our revenue sharing partners. The adoption of this guidance is expected to have a material impact on our consolidated financial statement disclosures and disclosure controls and will include qualitative and quantitative information about contracts with customers, and significant judgments and changes in judgments made in applying the guidance to contracts, and assets recognized from costs to obtain or fulfill contracts. We continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions. In addition, we continue to monitor other changes, such as changes in our business, new collaboration arrangements, business combinations, etc., which may impact our current conclusions prior to the adoption date.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)," which replaces prior lease guidance (Topic 840.) This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain practical expedients. Full retrospective application is prohibited. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this accounting standards updated on our Consolidated Financial Statements. We expect that upon adoption, ROU assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.
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
In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business". The guidance requires the use of a framework to determine whether a set of assets and activities constitutes an acquired or a sold business. The guidance is effective January 1, 2018 and must be adopted prospectively. Early adoption is encouraged.
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
In May 2017, the FASB issued ASU No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact of adopting ASU 2017-09 on our consolidated financial statements and related disclosures.
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
The following table sets forth the competition of basic and diluted net income (loss) per share during three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(6,280)	$2,239	$(13,740)	$(4,735)
Denominator:
Weighted average common stock shares used in computing net income (loss) per share, basic	47,232	40,495	44,258	40,283
Effect of dilutive shares	—	1,073	—	—
Weighted average common stock shares used in computing net income (loss) per share, diluted	47,232	41,568	44,258	40,283
Net income (loss) per share, basic	(0.13)	$0.06	(0.31)	$(0.12)
Net income (loss) per share, diluted	(0.13)	$0.05	(0.31)	$(0.12)
Anti-Dilutive Securities
The following shares were not considered in the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	7,621	2,574	7,621	5,645
Shares of common stock issuable upon exercise of outstanding warrants	73	73	73	73
Total shares excluded as anti-dilutive	7,694	2,647	7,694	5,718

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
We received a $6.0 million up-front licensing fee upon signing the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone of the agreement and earned milestone revenue of $6.5 million. In April 2016, we completed the full transfer of the CodeEvolver® protein engineering platform technology and earned milestone revenue of $7.5 million. We also have the potential to receive additional back end milestone payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. The back end milestone payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK's performance of future development and commercialization activities.
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
The up-front license fee of $6.0 million was recognized ratably over the technology transfer period of three years from July 2014. We recognized all deferred revenue from GSK upon completion of the technology transfer in April 2016. We recognized none of the up-front license fees for the three and six months ended June 30, 2017, compared to $2.5 million and $3.0 million for the three and six months ended June 30, 2016, respectively, as research and development revenue.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (collectively, "Merck"). The Merck CodeEvolver® Agreement allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
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
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which was recognized ratably over the estimated platform technology transfer period of two years. The technology transfer was completed in September 2016 and all remaining deferred revenue was recognized. We have the potential to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.
We recognized no license fees for the three and six months ended June 30, 2017, compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2016, respectively, as research and development revenue. Additionally, we recognized research and development revenues of $0.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively, compared to $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively, for various research projects under our collaborative arrangement.
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
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin purchased by Merck under the Sitagliptin Catalyst Supply

Agreement and to allow Merck to purchase a percentage of its requirements for sitagliptin from a specified third-party supplier. Merck has the right to terminate the Sitagliptin Catalyst Supply Agreement at any time after January 1, 2018 by giving us 24 months’ advance written notice. In June 2017, we completed a contractual milestone by qualifying the specified third-party enzyme supplier and recognized $0.3 million as research and development revenue.
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
We recognized license fees of $0.3 million and $0.7 million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively, as research and development revenues. We had a deferred revenue balance from Merck related to license fees of $2.2 million at June 30, 2017 and $1.3 million at December 31, 2016. In addition, pursuant to the terms of the agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $3.2 million and $5.0 million for the three and six months ended June 30, 2017, respectively, compared to $1.1 million and $2.7 million for the three and six months ended June 30, 2016 in product sales under this agreement.
Biopharmaceutical Collaborative Development Agreement
In May 2015, we entered into a collaborative development agreement with a leading global biopharmaceutical company. Under the terms of the agreement, we used our CodeEvolver® protein engineering platform technology to develop a novel enzyme for use in our partner’s therapeutic development program. We recognized revenues of $33,000 and $0.1 million for the three and six months ended June 30, 2017, respectively, compared to $0.4 million and $1.8 million for the three and six months ended June 30, 2016 as collaborative research and development revenues. Under the agreement, we have the potential to receive additional license fees and milestone payments.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.75 million in December 2016, which we accordingly recorded as deferred revenues. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. As of June 30, 2017 and December 31, 2016, we had deferred revenue from the supply agreement of $0.7 million. Under the agreement, we recognize product revenues for quantities of enzyme sold to our customer when all revenue recognition criteria are met.
Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with a fine chemicals customer. Under the agreement, we have the potential to receive research and development revenues and milestone payments based on the customer's decision to continue the development process. We received an upfront payment of $3.0 million, which is recognized ratably over the maximum term of the services period of 21 months, of which we recognized $0.4 million in the three and six months ended June 30, 2017. We also recognized 0.4 million of revenue for research and development services on a net payment received under the agreement for the three and six months ended June 30, 2017. Total revenue recognized under the research and development agreement for the three and six months ended June 30, 2017 was $0.8 million. As of June 30, 2017, we had deferred revenue from the development services agreement of $2.6 million.

Note 5. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities classified as available-for-sale at June 30, 2017 and at December 31, 2016 consisted of the following (in thousands):

	June 30, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (1)	$10,736	$—	$—	$10,736
Common shares of CO2 Solutions (2)	563	742	—	1,305
Total	$11,299	$742	$—	$12,041

	December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (1)	$11,172	$—	$—	$11,172
Common shares of CO2 Solutions (2)	563	579	—	1,142
Total	$11,735	$579	$—	$12,314
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on our condensed consolidated balance sheets.
There were no marketable securities in an unrealized loss position at June 30, 2017 or at December 31, 2016.
Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$10,736	$—	$—	$10,736
Common shares of CO2 Solutions		1,305	—	1,305
Total	$10,736	$1,305	$—	$12,041

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$11,172	$—	$—	$11,172
Common shares of CO2 Solutions	—	1,142	—	1,142
Total	$11,172	$1,142	$—	$12,314
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
Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$84	$118
Work-in-process	227	59
Finished goods	495	648
Inventories	$806	$825

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Laboratory equipment	$19,620	$18,849
Leasehold improvements	10,462	10,395
Computer equipment and software	3,678	3,267
Office equipment and furniture	1,185	1,171
Construction in progress (1)	94	124
Property and equipment	35,039	33,806
Less: accumulated depreciation and amortization	(32,070)	(31,651)
Property and equipment, net	$2,969	$2,155
(1) Construction in progress includes equipment received but not yet placed into service pending installation.
Intangible Assets, net
Intangible assets, net consisted of the following (in thousands, except weighted average amortization period):

	June 30, 2017 and December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (years)
Developed and core technology	$1,534	$(1,534)	$—	5
Maxygen intellectual property	20,244	(20,244)	—	6
Intangible assets, net	$21,778	$(21,778)	$—

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
Performance-contingent Restricted Stock Units and Performance Vesting Options
In 2015 and 2016, the compensation committee of the Board approved, and, in February 2017 solely in respect of non-executive employees, delegated to our Chief Executive Officer the authority to approve grants of PSUs. In February 2017, the compensation committee of the Board also approved grants of PBOs and PSUs to our executives. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences.
In the first quarter of 2017, our compensation committee and Chief Executive Officer granted PSUs (“2017 PSUs”) and our compensation committee granted PBOs (“2017 PBOs”), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, fundraising, service revenue, new platform license revenue, and strategic advancement of biotherapeutics pipeline. The number of shares underlying the 2017 PSUs and 2017 PBOs that are eligible to vest are based upon our achievement of the performance goals and, once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the 2017 PSUs and the 2017 PBOs would be equal to half the number of 2017 PSUs granted and one-quarter the number of shares underlying the 2017 PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the 2017 PSUs and 2017 PBOs would be equal to the number of 2017 PSUs granted and half of the shares underlying the 2017 PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the 2017 PSUs would be equal to two times the number of 2017 PSUs granted and equal to the number of 2017 PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the 2017 PSUs and 2017 PBOs or between the target level and superior levels for the 2017 PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the 2017 PSUs and 2017 PBOs. As of June 30, 2017, we estimated that the 2017 PSU and 2017 PBOs performance goals would be achieved at 119.0% of the target level. Accordingly, we recognized expense to reflect the target level.
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

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$342	$222	$664	$442
Selling, general and administrative	1,369	1,020	2,715	2,189
Total	$1,711	$1,242	$3,379	$2,631
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$380	$267	$714	$571
RSUs and RSAs	484	561	943	1,135
PSUs	348	414	988	925
PBOs	499	—	734	—
Total	$1,711	$1,242	$3,379	$2,631
As of June 30, 2017, unrecognized stock-based compensation expense, net of expected forfeitures, was $3.2 million related to unvested employee stock options, $2.2 million related to unvested RSUs and RSAs, $0.9 million related to unvested PSUs, and $1.6 million related to unvested PBOs.
Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options and PBOs granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(1)
Expected term (in years)	—	5.3	5.3	5.4
Volatility	—	64%	62%	65%
Risk-free interest rate	—	1.46%	2.00%	1.30%
Dividend yield	—	—%	—%	—%
Weighted-average estimated fair value of stock options granted	—	$1.94	$2.52	$2.30
(1) The Company did not grant employee stock options or PBOs in the three months ended June 30, 2017.

Note 9. Capital Stock
Exercise of Options
For the six months ended June 30, 2017 and 2016, 55,780 and 323,981 shares, respectively, were exercised at a weighted-average exercise price of $2.55 and $2.58 per share, respectively, with net cash proceeds of $0.1 million and $0.8 million, respectively.
Warrants
Our outstanding warrants are exercisable for common stock at any time during their respective terms. As of June 30, 2017, the following warrants remain outstanding:

	June 30, 2017
Issue Date	Shares Subject to Warrants	Exercise Price per Share	Expiration
September 28, 2007	72,727	$8.25	September 28, 2017

Public Offering
In April 2017, we completed a public offering in which we issued and sold 6.3 million shares of our common stock, par value $0.0001 per share, at a public offering price of $4.00 per share. We received net proceeds of approximately $23.3 million after deducting the underwriting discounts, commissions and other offering expenses of $0.5 million.
Consolidated statements of stockholders' equity as of June 30, 2017 and 2016 are as follows (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
December 31, 2015	40,343	$4	$305,981	$405	$(283,511)	$22,879
Exercise of stock options	324	—	837	—	—	837
Release of stock awards	700	—	(708)	—	—	(708)
Employee stock-based compensation	—	—	2,631	—	—	2,631
Cancelled shares	(196)	—	(790)	—	—	(790)
Total comprehensive loss	—	—	—	(434)	(4,735)	(5,169)
June 30, 2016	41,171	$4	$307,951	$(29)	$(288,246)	$19,680

December 31, 2016	41,255	$4	$311,164	$—	$(292,069)	$19,099
Exercise of stock options	56	—	142	—	—	142
Release of stock awards	688	—	(1,636)	—	—	(1,636)
Employee stock-based compensation	—	—	3,379	—	—	3,379
Issuance of common stock, net of issuance costs	6,325	1	23,290	—	—	23,291
Total comprehensive loss	—	—	—	102	(13,740)	(13,638)
June 30, 2017	48,324	$5	$336,339	$102	$(305,809)	$30,637

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
We incurred $3.6 million of capital improvement costs related to the facilities leased from Met-Life through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord from the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligation was $1.1 million and $1.3 million at June 30, 2017 and December 31, 2016, respectively, and is reflected as liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.4 million as of both June 30, 2017 and December 31, 2016, which are included in other liabilities on the consolidated balance sheets.

Accretion expense related to our asset retirement obligations was nominal in the three and six months ended June 30, 2017 and June 30, 2016.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of June 30, 2017 and $0.8 million as of December 31, 2016. These deposits are recorded as restricted cash on the consolidated balance sheets.
Rent expense was $1.0 million and $1.9 million during the three and six months ended June 30, 2017, respectively, partially offset by sublease income of $0.3 million and $0.7 million, respectively. Rent expense was $0.8 million and $1.7 million during the three and six months ended June 30, 2016, respectively, partially offset by sublease income of $0.3 million and $0.5 million, respectively.
Capital Leases
In December 2016, we entered into a three-year financing lease agreement with a third party supplier for the purchase of laboratory equipment that was partially financed through a capital lease of approximately $0.4 million. The lease became effective upon delivery of the equipment, which occurred in February 2017, and the term of the lease is three years from the effective date. This financing agreement was accounted for as a capital lease due to the bargain purchase option at the end of the lease.
In April 2017, we entered into a three-year financing lease agreement with a third party supplier for the purchase of information technology equipment for approximately $0.3 million. The effective date of the lease was May 19, 2017 and the term of the lease is three years. This financing agreement was accounted for as a capital lease due to the bargain purchase option at the end of the lease.
Leases
Future minimum payments under non-cancellable capital and operating leases are as follows at June 30, 2017 (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2017 (6 months remaining)	$126	$1,552
2018	252	3,185
2019	252	3,280
2020	60	712
2021 and beyond	—	531
Total minimum lease payments	690	$9,260
Less: amount representing interest	(47)
Present value of capital lease obligations	643
Less: current portion	(224)
Long-term portion of capital leases	$419
Minimum payments have not been reduced by future minimum sublease rentals of $2.2 million to be received under non-cancellable subleases at June 30, 2017.
Other Commitments
We enter into supply and service arrangements in the normal course of business. Supply arrangements are primarily for fixed-price manufacture and supply. Service agreements are primarily for the development of manufacturing processes and certain studies. Commitments under service agreements are subject to cancellation at our discretion which may require payment of certain cancellation fees. The timing of completion of service arrangements is subject to variability in estimates of the time required to complete the work.

The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	October 2016	193
Service agreement for the development of manufacturing process	April 2017	2,429
Service agreement for stability study	July 2017	345
Total other commitments		$4,660

Credit Facility
Effective June 30, 2017, we entered into a credit facility (the “Credit Facility”) consisting of term loans (“Term Debt”) totaling up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) totaling up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At June 30, 2017, we have not drawn from the Credit Facility. We may draw on the Term Debt at any time prior to June 30, 2018, subject to customary conditions for funding including, among others, that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On July 1, 2021, any loans for Term Debt mature and the Revolving Line of Credit terminates. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
The Credit Facility allows for interest-only payments on Term Debt through February 1, 2019. Interest-only payments on Term Debt may be continued through August 1, 2019, provided we enter into a licensing, commercialization, corporate collaboration or similar monetization agreement on which we receive at least a $6.0 million upfront cash receipt and/or milestone cash payments on or before January 15, 2019. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time. Prepayments of Term Debt and early termination of the Revolving Line of Credit are subject to prepayment and final payment fees are as follows:

	Term Debt	Revolving Line of Credit
Through and including the first anniversary of the funding date of the first Term Debt drawn	2.0%
After the first anniversary of the funding date of the first Term Debt drawn and before the maturity date	1.0%
On the earliest to occur of the maturity date, the acceleration of Term Debt drawn or prepayment of Term Debt drawn	5.5%
Through and including the first anniversary of the closing date		3.0%
After the first anniversary of the closing date through and including the second anniversary of the closing date		2.0%
After the second anniversary of the closing date through and including the third anniversary of the closing date		1.0%

Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictions which require us to comply with certain financial covenants including achieving consolidated product revenues levels at minimum levels as set forth in the Credit Facility through December 2018 and on and after January 2019, in each case unless we maintain certain minimum cash levels with the lender in an amount equal to or greater than six times the sum of the average six-month trailing operating cash flow net outlay plus the average monthly principal due and payable in the immediately succeeding three-month period. The Credit Facility places various restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets and permitted assets to be held at foreign subsidiaries above specified caps, in each case subject to certain exceptions. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit

Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At June 30, 2017, we were in compliance with the covenants for the Credit Facility.
Legal Proceedings
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation (collectively with the California corporation, “EnzymeWorks”), and Junhua “Alex” Tao (collectively with EnzymeWorks, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss the claims for breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations, statutory unfair competition, and common law unfair competition in the First Amended Complaint. We opposed the Defendant’s Partial Motion to Dismiss. On August 11, 2016, the judge issued an order that denied the Defendants’ Partial Motion to Dismiss with respect to all five claims and in all relevant parts, and granted the motion with respect to certain underlying arguments. The Defendants filed their Answer on September 1, 2016, stating that the Defendants would not contest infringement of the asserted patents and denying the trade secret claim and other non-patent claims. There are no counterclaims. On September 21, 2016, the parties filed a stipulation in which the Defendants agreed not to contest our construction of certain patent claim terms and vacating deadlines related to the claim construction proceedings. The Court entered the stipulated order on September 26, 2016. On July 19, 2017, Defendants filed a Stipulation with Proposed Order seeking leave to file Defendants’ First Amended Answer to add an affirmative defense of “competition privilege.” The Court entered the Order granting leave for Defendants to file the First Amended Answer on July 24, 2017. On July 31, 2017, the parties filed a stipulation acknowledging that EnzymeWorks had not denied or disputed its infringement of each of Codexis’ ten asserted patents, or the validity of those patents. Based on this stipulation, on August 8, 2017, the Court entered an order granting Codexis summary judgment on its claims of patent infringement against EnzymeWorks. Additional issues remain to be resolved, including Tao’s individual liability for the infringement, Codexis’ claims that the infringement was willful, the amount of damages to be awarded to Codexis, and the trade secret and other non-patent claims. The case is currently in fact discovery, which is scheduled to close on August 30, 2017. We are unable to determine when this litigation will be resolved or its ultimate outcome.
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
We recognized $0.36 million and $0.74 million for the three and six months ended June 30, 2017, respectively, and $0.66 million and $1.38 million for the three and six months ended June 30, 2016, respectively, shown in the condensed consolidated statement of operations as a revenue sharing arrangement. We had $0.10 million of receivables from Exela at June 30, 2017 and no receivables as of December 31, 2016.

AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca and to Alfa Aesar, which is a purchasing agent of AstraZeneca.
In the three and six months ended June 30, 2017, we recognized $24,000 and $50,000 of revenue, respectively, from AstraZeneca and no revenue from Alfa Aesar, respectively. In the three and six months ended June 30, 2016, we recognized de minimis revenue from AstraZeneca and no revenue from Alfa Aesar, respectively. At June 30, 2017, we had an accounts receivable of $24,000 and no accounts receivable at December 31, 2016 from AstraZeneca PLC. At June 30, 2017, we had no accounts receivables and $0.4 million in accounts receivable at December 31, 2016 from Alfa Aesar.
Note 12. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Customer A	45%	17%	42%	24%
Customer B	*	63%	*	44%
Customer C	21%	*	12%	*
Customer D	*	*	13%	*
Customers that each contributed 10% or more of our total accounts receivable had the following balances for the periods presented:

	Percentage of Accounts Receivables at
	June 30, 2017	December 31, 2016
Customer A	59%	54%
Customer E	*	16%
* Less than 10% of the period presented
Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
United States	$4,366	$2,408	6,097	$5,102
Asia
Singapore	2,148	1,165	3,494	2,121
India	1,526	1,023	2,275	2,046
Others	313	269	1,193	495
Europe
United Kingdom	24	10,071	43	10,581
Switzerland	1,424	185	2,328	618
Slovenia	—	164	1,632	743
Others	511	367	1,162	542
Others	35	350	93	1,750
Total revenues	$10,347	$16,002	$18,317	$23,998

Identifiable long-lived assets as follows (in thousands):

Long-lived assets:	June 30, 2017	December 31, 2016
United States	$3,272	$2,414

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017 (the "Annual Report"). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate, or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We discover, develop and sell proteins that deliver value to our clients in a growing set of industries. We view proteins as a vast untapped source of value-creating materials, and we are using our proven technologies, which we have been continuously improving over our fifteen-year history, to commercialize an increasing number of novel proteins, both as proprietary Codexis products and in partnership with our customers.
Many companies have historically used naturally occurring proteins to produce or enhance goods used in everyday life. Despite the growing number of commercial applications of naturally occurring proteins across many industries, the inherent limitations of naturally occurring proteins frequently restrict their commercial use. Through the application of our proprietary CodeEvolver® protein engineering technology platform, we are able to engineer novel proteins to overcome these restrictions, thereby adding value or opening up new prospects for our existing and potential customers’ products, processes or businesses. We have developed new proteins that are significantly more stable and/or active in our customers' commercial applications than proteins derived from nature.
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
Our approach to develop commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates - many thousands for each protein engineering project - are then rapidly screened and validated in high throughput under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
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
We have also used the technology to develop protein catalysts for use in the fine chemicals market. The fine chemicals market consists of several large market verticals, including food and food ingredients, animal feed, flavors, fragrances and agricultural chemicals.
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
We have also used our technology to develop an enzyme for customers using next generation sequencing (“NGS”) and polymerase chain reaction (“PCR/qPCR”) for in vitro molecular diagnostic and genomic research applications. Beta testing for the enzyme was initiated in the second quarter of 2017.
Results of Operations Overview
Revenues decreased to $10.3 million for the second quarter of 2017 from $16.0 million in the second quarter of 2016, primarily due to lower research and development service revenues. Research and development service revenues for the second quarter of 2017 decreased to $3.4 million from $12.1 million in the second quarter of 2016 as the prior year included a $7.5 million milestone and recognition of $2.5 million of deferred revenues upon early completion of the technology transfer of our proprietary CodeEvolver® protein engineering platform to GlaxoSmithKline ("GSK"). An increase in current quarter research and development service revenues to Tate & Lyle, Merck, and another leading pharmaceutical company partially offset the decrease in research and development revenues. Product sales increased by approximately $3.3 million, or 101%, from the prior year quarter, which was primarily due to higher customer demand for enzymes for both generic and branded products. Revenues from Exela in a revenue sharing arrangement decreased by $0.3 million, or 46% from the prior year quarter.
Product gross margins were 43% in the three months ended June 30, 2017, compared to 32% in the same period in 2016 due to improved sales mix.
Research and development expenses increased by $1.2 million, or 24%, to $6.3 million for the second quarter of 2017, compared to the second quarter of 2016, due primarily to an increase in outside services and an increase in costs associated with higher headcount, which was partially offset by lower amortization of intangibles, which ceased in the fourth quarter of 2016.
Selling, general and administrative expense increased by $0.1 million, or 2%, to $6.5 million for the second quarter of 2017, compared to the second quarter of 2016, due primarily to an increase in costs associated with higher headcount, partially offset by a decrease in legal expenses related to intellectual property, lower depreciation and a decrease in outside services.
Net loss for the second quarter of 2017 was $6.3 million, representing a net loss of $0.13 per basic and diluted share. This compares to net income of $2.2 million, representing basic net income of $0.06 per basic share or diluted net income of $0.05 per share for the second quarter of 2016. The increase in net loss for the second quarter of 2017 over the same period of the prior year is primarily related to recognition of a milestone payment of $7.5 million and deferred revenues of $2.5 million in the prior year quarter, which was partially offset by increased revenue from product sales.

Cash and cash equivalents increased by $9.6 million to $28.8 million as of June 30, 2017 compared to $19.2 million as of December 31, 2016. Net cash used in operating activities was $11.6 million in the six months ended June 30, 2017 compared to net cash provided by operations of $0.2 million in the six months ended June 30, 2016. On April 12, 2017, we completed a public offering of approximately 6.3 million shares of our common stock at an offering price of $4.00 per share resulting in net proceeds to us of approximately $23.3 million. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. As of June 30, 2017, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 10, "Commitments and Contingencies--Credit Facility".
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
We received a $6.0 million up-front license fee upon execution of the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone and earned milestone revenue of $6.5 million. In the second quarter of 2016, we completed the full transfer of the protein engineering platform technology and earned milestone revenue of $7.5 million. We also have the potential to receive additional back end milestone payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology. The back end milestone payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development and commercialization activities.
We are eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the CodeEvolver® protein engineering technology platform.
The up-front license fee of $6.0 million was recognized ratably over the technology transfer period of three years from July 2014. We recognized all deferred revenue from GSK upon completion of the technology transfer in April 2016. We recognized none of the up-front license fees for the three and six months ended June 30, 2017, compared to $2.5 million and $3.0 million for the three and six months ended June 30, 2016, respectively, as research and development revenue.
In September 2016, we recorded our first back end milestone payment based on GSK's successful application of our technology in an existing pharmaceutical product.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck, which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.

We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which was recognized ratably over the estimated platform technology transfer period of two years. The technology transfer was completed in September 2016 and all remaining deferred revenue was recognized. We recognized none of the up-front license fees for the three and six months ended June 30, 2017, compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2016, respectively, as research and development revenue. Additionally, we recognized research and development revenues of $0.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively, compared to $0.5 million and $0.7 million for the three and six months ended June 30, 2016, respectively, for various research projects under our collaborative arrangement.
Following the completion of the technology transfer, we may be eligible to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.

Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues:
Product sales	$6,600	$3,280	$3,320	101%	$12,186	$7,020	$5,166	74%
Research and development revenues	3,391	12,064	(8,673)	(72)%	5,391	15,598	(10,207)	(65)%
Revenue sharing arrangement	356	658	(302)	(46)%	740	1,380	(640)	(46)%
Total revenues	10,347	16,002	(5,655)	(35)%	18,317	23,998	(5,681)	(24)%
Costs and operating expenses:
Cost of product sales	3,790	2,221	1,569	71%	6,792	4,710	2,082	44%
Research and development	6,348	5,112	1,236	24%	12,187	10,798	1,389	13%
Selling, general and administrative	6,546	6,420	126	2%	13,152	13,222	(70)	(1)%
Total costs and operating expenses	16,684	13,753	2,931	21%	32,131	28,730	3,401	12%
Income (loss) from operations	(6,337)	2,249	(8,586)	(382)%	(13,814)	(4,732)	(9,082)	(192)%
Interest income	49	13	36	277%	68	28	40	143%
Other expenses, net	(34)	(49)	15	31%	(12)	(46)	34	74%
Income (loss) before income taxes	(6,322)	2,213	(8,535)	(386)%	(13,758)	(4,750)	(9,008)	(190)%
Benefit from income taxes	(42)	(26)	(16)	(62)%	(18)	(15)	(3)	(20)%
Net income (loss)	$(6,280)	$2,239	$(8,519)	(380)%	$(13,740)	$(4,735)	$(9,005)	(190)%
Revenues
Our revenue is comprised of product sales, research and development revenues, and a revenue sharing arrangement, as follows:

•	Product sales consist of sales of enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits.

•	Research and development revenues include license, technology access and exclusivity fees, research services fees for FTE, milestone payments, royalties, and optimization and screening fees.

•	Revenue sharing arrangement is recognized based upon sales of licensed products by Exela.
The following table shows the amounts of our product sales, research and development revenues from our condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2017	2016	$	%	2017	2016	$	%
Product sales	$6,600	$3,280	$3,320	101%	$12,186	$7,020	$5,166	74%
Research and development revenues	3,391	12,064	(8,673)	(72)%	5,391	15,598	(10,207)	(65)%
Revenue sharing arrangement	356	658	(302)	(46)%	740	1,380	(640)	(46)%
Total revenues	$10,347	$16,002	$(5,655)	(35)%	$18,317	$23,998	$(5,681)	(24)%
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

Revenues were $10.3 million and $18.3 million in the three and six months ended June 30, 2017, respectively, compared to $16.0 million and $24.0 million for the same periods in 2016. The decrease in revenues is primarily due to the completion of the technology transfer of our proprietary CodeEvolver® protein engineering platform to GSK in the prior year, which resulted in prior year revenues of $10.0 million and $10.5 million for the three and six months ended June 30, 2016, respectively, from recognition of a milestone payment and related deferred revenues. The decrease was partially offset by higher research and development service revenues for Tate & Lyle, Merck and another leading pharmaceutical company. We expect that the research and development revenues for the year will be lower than the prior year as the latter included milestone payments and related deferred revenue recognition from both GSK and Merck from the completion of the transfer of our CodeEvolver® protein engineering platform to both companies in 2016.
Product sales increased $3.3 million, or 101%, and $5.2 million, or 74% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 due to higher customer demand for enzymes for both generic and branded products. We expect that the product revenues for the year will be higher than the prior year due to increased demand for our enzymes.
Revenues from the revenue-sharing arrangement with Exela decreased by $0.3 million and $0.6 million during the three and six months ended June 30, 2017, respectively, compared to the same period in 2016. This is a result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters after expiration of the patent. We expect that the revenue-sharing arrangement revenues may decline in future quarters due to increased competition resulting from the expiration of the third party patent related to the production of argatroban.
Cost and Operating Expenses
Our cost and operating expenses are comprised of cost of product sales, research and development expense, and selling, general and administrative expense. The following table shows the amounts of our cost of product sales, research and development expense, and selling, general and administrative expense from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2017	2016	$	%	2017	2016	$	%
Cost of product sales	$3,790	$2,221	$1,569	71%	$6,792	$4,710	$2,082	44%
Research and development expense	6,348	5,112	1,236	24%	12,187	10,798	1,389	13%
Selling, general and administrative expense	6,546	6,420	126	2%	13,152	13,222	(70)	(1)%
Total costs and operating expenses	$16,684	$13,753	$2,931	21%	$32,131	$28,730	$3,401	12%
Cost of Product Sales and Product Gross Margin
The following table shows the amounts of our revenues from product sales, cost of product sales, product gross profit and product gross margin from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2017	2016	$	%	2017	2016	$	%
Revenues from product sales	$6,600	$3,280	$3,320	101%	$12,186	$7,020	$5,166	74%
Cost of product sales	3,790	2,221	1,569	71%	6,792	4,710	2,082	44%
Product gross profit	$2,810	$1,059	$1,751	165%	$5,394	$2,310	$3,084	134%
Product gross margin (%)	43%	32%			44%	33%
Cost of product sales comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product sales.
Product gross margins were 43% and 44% in the three and six months ended June 30, 2017, respectively, compared to 32% and 33%, respectively, in the corresponding periods in 2016 due to improved sales mix.

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
Research and development expenses increased by $1.2 million, or 24%, during the three months ended June 30, 2017 and $1.4 million, or 13%, during the six months ended June 30, 2017, compared to the same periods in 2016 primarily due to an increase in outside services and increased costs associated with higher headcount, partially offset by no amortization of intangibles, which were fully amortized by the fourth quarter of 2016.
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
Selling, general and administrative expenses increased by $0.1 million, or 2% during the three months ended June 30, 2017 compared to the same period in 2016, primarily due to an increase in costs associated with higher headcount, partially offset by a decrease in legal expenses related to intellectual property, lower depreciation expense and lower outside services. For the six months ended June 30, 2017, selling, general and administrative expenses decreased by $0.1 million, or 1%, compared to the corresponding period in 2016, primarily due to a decrease in legal expenses related to intellectual property, lower depreciation expenses and lower outside services, partially offset by an increase in costs associated with higher headcount.
Interest income and other income

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2017	2016	$	%	2017	2016	$	%
Interest income	$49	$13	$36	277%	$68	$28	$40	143%
Other expense	(34)	(49)	15	31%	(12)	(46)	34	74%
Total other income (expense)	$15	$(36)	$51	142%	$56	$(18)	$74	411%
Interest income was not material during the three and six months ended June 30, 2017 and 2016.
The change in other expense for the six months ended June 30, 2017 compared to the same period in 2016 was primarily related to fluctuations in foreign currency.
Provision for income taxes
We recognized income tax benefit of $42,000 and $18,000 for the three and six months ended June 30, 2017, respectively. We recognized benefit from income tax of $26,000 and $15,000 for the three and six months ended June 30, 2016, respectively. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Net income (loss)
Net loss for the second quarter of 2017 was $6.3 million, representing a net loss of $0.13 per basic and diluted share. This compares to a net income of $2.2 million, representing basic net income of $0.06 per share or diluted net income of $0.05 per share for the second quarter of 2016. For the six months ended June 30, 2017, net loss was $13.7 million, representing a net loss of $0.31 per basic and diluted share. This compares to a net loss of $4.7 million, representing basic net loss of $0.12 per basic and diluted share for the six months ended June 30, 2016 The increase in net loss for the three and six months ended June 30, 2017 and over the same period of the prior year is primarily related to the same period of the prior year is primarily related to decrease in research and development revenues which was partially offset by an increase in revenue from product sales net of associated increases in costs of product sales.

Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. Our sources of cash include operations and stock option exercises. For the six months ended June 30, 2017 our most significant cash flow activities consisted of $23.3 million of net proceeds from our underwritten public offering in April 2017, which was completed in April 2017, partially offset by $11.6 million of cash used in operations and $1.6 million taxes paid related to net share settlement of restricted stock awards. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. The majority of our cash and investments are held in U.S. banks, and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
The following tables summarize our cash and cash equivalents and working capital as of June 30, 2017 and December 31, 2016, as well as our statements of cash flows for the three and six months ended June 30, 2017 and 2016:

(In Thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$28,817	$19,240
Working capital	$27,163	$14,860

	Six months ended June 30,
(In Thousands)	2017	2016
Net cash provided by (used in) operating activities	$(11,558)	$187
Net cash used in investing activities	(602)	(447)
Net cash provided by (used in) financing activities	21,737	(661)
Net increase (decrease) in cash and cash equivalents	$9,577	$(921)
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
We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. On May 2, 2017, we received a payment in the low single-digit million dollar range from a customer relating to our March 2017 research and development agreement.
In June 2017, we entered into the Credit Facility, which consists of term debt for loans that allow us to borrow up to $10.0 million and a revolving credit facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. We may draw on the term debt at any time prior to June 30, 2018, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. No amounts were drawn down under the credit facility as of June 30, 2017. At June 30, 2017, we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 10 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements. However, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.

As of June 30, 2017, we had cash and cash equivalents of $28.8 million and $15.0 million available to borrow on under the Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under the Credit Facility.
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
Cash Flows from Operating Activities
Cash used in operating activities was $11.6 million net for the six months ended June 30, 2017, which resulted from a net loss of $13.7 million for the six months ended June 30, 2017 adjusted for non-cash charges for depreciation and amortization of $0.6 million and stock-based compensation of $3.4 million. Additional cash used from changes in operating assets and liabilities was $1.6 million. Changes in operating assets and liabilities included increases of $1.9 million in accounts receivable, $1.8 million in prepaid expenses primarily for outside services, decreases of $1.4 million decrease in accrued compensation and a $0.4 million in accounts payable. These were partially offset by a $3.9 million increase in deferred revenues.
Cash provided by operating activities was $0.2 million for the six months ended June 30, 2016, which resulted from a net loss of $4.7 million for the six months ended June 30, 2016, adjusted for non-cash charges for depreciation and amortization of $2.6 million and stock-based compensation of $2.6 million. Additional cash uses from changes in operating assets and liabilities of $0.3 million, related primarily to a decrease of $3.7 million in deferred revenue, a decrease of $0.5 million in accrued compensation and a decrease of $0.5 million in accounts payable, partially offset by a $4.0 million decrease in accounts receivable and $0.6 million increase in other accrued liabilities.
Cash Flows from Investing Activities
Cash used in investing activities was $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, primarily related to the purchase of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities was $21.7 million for the six months ended June 30, 2017 which represents $23.3 million of net proceeds from the public offering in April 2017, partially offset by $1.6 million for taxes paid related to net share settlement of equity awards. Cash used in operating activities was $0.7 million for the six months ended June 30, 2016 which primarily represented taxes paid related to net share settlement of equity awards.
Contractual Obligations

	Payments due by period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years
Capital lease obligations	$690	$252	$438	$—
Operating leases	9,260	3,138	5,351	771
Total	$9,950	$3,390	$5,789	$771
Other Commitments
We have other commitments related to supply and service arrangements entered into the normal course of business. For additional information about other commitments, see Note 10 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements. Future minimum payments reflect amounts those obligations are expected to have on our liquidity and cash flows in future period and include obligations subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	October 2016	193
Service agreement for the development of manufacturing process	April 2017	2,429
Service agreement for stability study	July 2017	345
Total other commitments		$4,660

Contingent commitment
In June 30, 2017, we entered into a credit facility consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million with an accounts receivable borrowing base of 80% of certain eligible accounts receivable. We may draw on the term debt at any time prior to June 30, 2018, subject to customary conditions for funding including, among others, that no event of default exists. The credit facility terminates July 1, 2021. Term debt loans bear interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. We did not draw from the credit facility at June 30, 2017. For additional information about our credit facility, see Note 10 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

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
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part I, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017.
Interest Rate Sensitivity
In June 30, 2017, we entered into a credit facility agreement consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Draws on the term debt bear interest at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. We did not draw from the credit facility at June 30, 2017.

Equity Price Risk
As described in Note 5, "Cash Equivalents and Marketable Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of June 30, 2017, the fair value of our investment in CO2 Solutions' common stock was $1.3 million, including an unrealized gain of $0.7 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of June 30, 2017 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss). The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of June 30, 2017 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss).

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.
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
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation (collectively with the California corporation, “EnzymeWorks”), and Junhua “Alex” Tao (collectively, with EnzymeWorks, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss the claims for breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations, statutory unfair competition, and common law unfair competition in the First Amended Complaint. We opposed the Defendant’s Partial Motion to Dismiss. On August 11, 2016, the judge issued an order that denied the Defendants’ Partial Motion to Dismiss with respect to all five claims and in all relevant parts, and granted the motion with respect to certain underlying arguments. The Defendants filed their Answer on September 1, 2016, stating that the Defendants would not contest infringement of the asserted patents and denying the trade secret claim and other non-patent claims. There are no counterclaims. On September 21, 2016, the parties filed a stipulation in which the Defendants agreed not to contest our construction of certain patent claim terms and vacating deadlines related to the claim construction proceedings. The Court entered the stipulated order on September 26, 2016. On July 19, 2017, Defendants filed a Stipulation with Proposed Order seeking leave to file Defendants’ First Amended Answer to add an affirmative defense of “competition privilege.” The Court entered the Order granting leave for Defendants to file the First Amended Answer on July 24, 2017. On July 31, 2017, the parties filed a stipulation acknowledging that EnzymeWorks had not denied or disputed its infringement of each of Codexis’ ten asserted patents, or the validity of those patents. Based on this stipulation, on August 8, 2017, the Court entered an order granting Codexis summary judgment on its claims of patent infringement against EnzymeWorks. Additional issues remain to be resolved, including Tao’s individual liability for the infringement, Codexis’ claims that the infringement was willful, the amount of damages to be awarded to Codexis, and the trade secret and other non-patent claims. The case is currently in fact discovery, which is scheduled to close on August 30, 2017. We are unable to determine when this litigation will be resolved or its ultimate outcome.
Other than our litigation against the Defendants, we are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.	RISK FACTORS
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as set forth below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2016 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
If we are unable to comply with the terms of our credit facility, our business and financial condition would be materially and adversely affected.
On June 30, 2017 we entered into a credit facility ("Credit Facility") financing arrangement secured by a lien on substantially all of our personal property other than our intellectual property. Although we have no loans or draws under the Credit Facility as of the date of this report, the Credit Facility includes affirmative and negative covenants including, among others, covenants requiring us to achieve consolidated product revenues at minimum levels and restricting our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens and sell assets. The Credit Facility also includes events of default including, among other things, our failure to pay any amounts due under the Credit Facility, a breach of covenants under the Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000 and a final judgment against us in an amount greater than $250,000. If an event of default occurs, it could cause our obligations to become immediately due and payable and our lender would be entitled to foreclose against the collateral securing the indebtedness, including our cash. If our indebtedness were to be accelerated, we may be unable to repay such debt and, therefore, such acceleration could materially and adversely affect our business and financial condition. For more information regarding our compliance with our financial covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt service obligation may place us at a competitive disadvantage in our industry.
Draws under the Credit Facility would create debt service obligations for us. Although we have not drawn on the Credit Facility to date, any future draws under the Credit Facility and the related debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, the Credit Facility presents the following risks, certain of which apply regardless of whether we draw on the Credit Facility:

•
we may be required to use a portion of our cash flow from operations to make debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, research and development, and other general corporate requirements;

•	our interest expense could increase if prevailing interest rates increase, because a portion of draws which could be made under the Credit Facility bear interest at floating rates;

•
the Credit Facility could reduce our flexibility to adjust to changing business conditions or obtain additional financing to fund working capital, capital expenditures, product development efforts, research and development, and other general corporate requirements; and

•
restrictive covenants in our Credit Facility, which apply regardless of whether we draw down under the facility, limit our ability to, among other things, transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens and sell assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Effective June 30, 2017, we entered into a credit facility consisting of a term debt note for loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Covenants in the credit facility limit our ability to pay dividends or make other distributions. For additional information see Note 10 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
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

Codexis, Inc.

Date:	August 9, 2017	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	August 9, 2017	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

ITEM 6.	Exhibits

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

4.3*	Form of Warrant to purchase shares of Series D preferred stock issued in connection with the Loan and Security Agreement dated as of September 28, 2007.

4.4*	Warrant to purchase shares of Common Stock issued to Alexandria Equities, LLC.

4.5	Reference is made to Exhibit 10.1.

10.1†
Loan and Security Agreement effective as of June 30, 2017 by and between Codexis, Inc., a Delaware corporation (“Borrower”), having a place of business at 200 Penobscot Drive, Redwood City, CA 94063 and Western Alliance Bank, an Arizona corporation, having a place of business at 55 Almaden Boulevard, San Jose, CA 95113. (“Bank”).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-164044), effective April 21, 2010, and incorporated herein by reference.

†	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.