Form 10-Q
period 2017-09-30
CODEXIS INC
filed 2017-11-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, there were 48,346,865 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$23,826	$19,240
Accounts receivable, net of allowances of $34 at September 30, 2017 and $421 at December 31, 2016	7,906	5,924
Inventories	849	825
Prepaid expenses and other current assets	2,443	1,238
Total current assets	35,024	27,227
Restricted cash	1,536	1,624
Marketable securities	1,163	1,142
Property and equipment, net	2,810	2,155
Goodwill	3,241	3,241
Other non-current assets	327	259
Total assets	$44,101	$35,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,474	$4,232
Accrued compensation	3,795	4,314
Other accrued liabilities	4,664	2,111
Deferred revenue	4,141	1,710
Total current liabilities	17,074	12,367
Deferred revenue, net of current portion	1,839	1,066
Financing obligation, net of current portion	360	—
Other long-term liabilities	2,736	3,116
Total liabilities	22,009	16,549

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 48,343 shares and 41,255 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	5	4
Additional paid-in capital	338,110	311,164
Accumulated other comprehensive income	13	—
Accumulated deficit	(316,036)	(292,069)
Total stockholders' equity	22,092	19,099
Total liabilities and stockholders' equity	$44,101	$35,648
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales	$6,948	$4,052	$19,134	$11,072
Research and development revenues	2,929	10,373	8,320	25,971
Revenue sharing arrangement	107	445	847	1,825
Total revenues	9,984	14,870	28,301	38,868
Costs and operating expenses:
Cost of product sales	3,976	2,756	10,768	7,466
Research and development	8,055	5,467	20,242	16,265
Selling, general and administrative	7,989	5,229	21,141	18,451
Total costs and operating expenses	20,020	13,452	52,151	42,182
Income (loss) from operations	(10,036)	1,418	(23,850)	(3,314)
Interest income	28	12	96	40
Other income (expenses)	(68)	7	(80)	(39)
Income (loss) before income taxes	(10,076)	1,437	(23,834)	(3,313)
Provision for (benefit from) income taxes	150	—	132	(15)
Net income (loss)	$(10,226)	$1,437	$(23,966)	$(3,298)

Net income (loss) per share, basic	$(0.21)	$0.04	$(0.53)	$(0.08)
Net income (loss) per share, diluted	$(0.21)	$0.03	$(0.53)	$(0.08)
Weighted average common stock shares used in computing net income (loss) per share, basic	48,147	40,940	45,568	40,504
Weighted average common stock shares used in computing net income (loss) per share, diluted	48,147	42,134	45,568	40,504
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(10,226)	$1,437	$(23,966)	$(3,298)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of tax expense of $52 and $0 for the three months ended September 30, 2017 and 2016, respectively, and tax benefit of $8 and $0 for the nine months ended September 30, 2017 and 2016, respectively	(90)	413	13	(21)
Other comprehensive income (loss)	(90)	413	13	(21)
Total comprehensive income (loss)	$(10,316)	$1,850	$(23,953)	$(3,319)
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(23,966)	$(3,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	2,531
Depreciation and amortization	795	1,365
Gain on disposal of property and equipment	(5)	(35)
Income tax expense related to marketable securities	(8)	—
Stock-based compensation	5,212	3,861
Changes in operating assets and liabilities:
Accounts receivable, net	(1,757)	(4,636)
Inventories	(24)	(84)
Prepaid expenses and other current assets	(1,303)	(18)
Restricted cash	13	(883)
Other assets	(68)	38
Accounts payable	150	(1,046)
Accrued compensation	(519)	(307)
Other accrued liabilities	2,287	60
Long term lease incentive	(319)	(319)
Other long term liabilities	(60)	—
Deferred revenue	3,204	(4,252)
Net cash used in operating activities	(16,368)	(7,023)
Investing activities:
Purchase of property and equipment	(743)	(787)
Proceeds from disposal of property and equipment	5	35
Changes in restricted cash	75	4
Net cash used in investing activities	(663)	(748)
Financing activities:
Proceeds from exercises of stock options	175	939
Proceeds from issuance of common stock, net of issuance costs	23,229	—
Principal payments on capital lease obligations	(117)	—
Taxes paid related to net share settlement of equity awards	(1,670)	(1,523)
Net cash provided by (used in) financing activities	21,617	(584)
Net increase (decrease) in cash and cash equivalents	4,586	(8,355)
Cash and cash equivalents at the beginning of the period	19,240	23,273
Cash and cash equivalents at the end of the period	$23,826	$14,918

Supplemental disclosure of cash flow information:
Interest paid	$131	$12
Income taxes	$32	$5
Supplemental non-cash financing activities:
Equipment acquired under capital leases	$840	$—
See accompanying notes to the unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business
In these notes to the consolidated financial statements, the “Company,” “we,” “us,” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
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
More recently, we are also using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business. Most notably, we are collaborating with a customer to develop CDX-6114, our lead program for the potential treatment of phenylketonuria ("PKU") disease in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2017 and results of our operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.
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

Restricted Stock Units ("RSUs"), Restricted Stock Awards ("RSAs"), performance based options ("PBOs"), and performance-contingent restricted stock units ("PSUs") are measured based on the fair market values of the underlying stock on the dates of grant. The vesting of PBOs and PSUs awarded is conditioned upon the attainment of one or more performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to the PBOs and PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
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
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $23.8 million at September 30, 2017 and were comprised of cash of $17.5 million and money market funds of $6.3 million. At December 31, 2016, cash and cash equivalents totaled $19.2 million and were comprised of cash of $8.0 million and money market funds of $11.2 million.
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as non-current restricted cash on the consolidated balance sheets and totaled $0.8 million at September 30, 2017 and December 31, 2016.
In addition, pursuant to the terms of the lease agreement for our Redwood City, CA facilities, our letters of credit are collateralized by deposit balances of $0.7 million as of September 30, 2017 and $0.8 million as of December 31, 2016, which is recorded as non-current restricted cash on the consolidated balance sheets (see Note 10, "Commitments and Contingencies" for details).

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
We measure the recoverability of property by comparing its carrying value to estimated future undiscounted net cash flows arising from that property. If the property's carrying value is not recoverable through the related undiscounted cash flows, it is considered to be impaired. We measure the impairment by comparing the difference between the property's carrying value and its estimated fair value. During the year ended December 31, 2016 and the nine months ended September 30, 2017, we did not identify any indicators of potential impairment of our property and concluded that there was no impairment.
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
Goodwill was tested for impairment in the fourth quarter of 2016. We determined that the fair value of the reporting unit exceeded the carrying value and no impairment existed. Based on the results obtained, we concluded there was no impairment of our goodwill as of December 31, 2016. During the nine months ended September 30, 2017, we did not identify any indicators of potential impairment of goodwill or new information that would have a material impact on the forecast or the impairment analysis prepared as of December 31, 2016.

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
Expense from income taxes was $150,000 and $132,000 for the three and nine months ended September 30, 2017, respectively. The tax expense for the three and nine months ended September 30, 2017 primarily related to income tax expense attributable to a foreign subsidiary and unrecognized losses from changes in the fair value of our investment in CO2 Solutions. Benefit from income taxes was $0 and $15,000 for the three and nine months ended September 30, 2016, respectively.
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

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers by one year the effective date of ASU 2014-09. The standard becomes effective for us beginning January 1, 2018, but allows us to adopt the standard one year earlier. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April, 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which clarifies guidance in certain narrow areas and adds some practical expedients. In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)," which amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. We intend to elect a modified retrospective method on adoption of this guidance with the initial application in January 2018.
The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle and will require companies to use more judgment and make more estimates than under the current guidance. We have started our assessment of the impact of the new guidance on our consolidated financial statements and identified key revenue streams, including high level contract review. To date, our sources of research and development revenue have primarily been collaboration agreements. The most significant differences between Topic 606 and previous guidance for license and research and development revenue are: (i) allocating consideration to performance obligations; and (ii) estimating and determining the timing of recognition of variable consideration received from licensees, including up-front license payments, contingent milestones and royalties. Revenues from contingent milestone payments may be recognized earlier under Topic 606 than under Topic 605, based on an assessment of the probability of a significant reversal of such milestone revenue at each reporting date. The adoption of this guidance is expected to have a material impact on our consolidated financial statements and disclosure controls and will include qualitative and quantitative information about contracts with customers, and significant judgments and changes in judgments made in applying the guidance to contracts, and assets recognized from costs to obtain or fulfill contracts. We will continue to evaluate the potential impact of the new standard, and our preliminary assessments are subject to change. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession as an ongoing component of our assessment and implementation plans.
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
The following table sets forth the competition of basic and diluted net income (loss) per share during three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(10,226)	$1,437	$(23,966)	$(3,298)
Denominator:
Weighted average common stock shares used in computing net income (loss) per share, basic	48,147	40,940	45,568	40,504
Effect of dilutive shares	—	1,194	—	—
Weighted average common stock shares used in computing net income (loss) per share, diluted	48,147	42,134	45,568	40,504
Net income (loss) per share, basic	(0.21)	$0.04	(0.53)	$(0.08)
Net income (loss) per share, diluted	(0.21)	$0.03	(0.53)	$(0.08)
Anti-Dilutive Securities
The following shares were not considered in the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	7,494	2,149	7,494	5,371
Shares of common stock issuable upon exercise of outstanding warrants	—	73	—	73
Total shares excluded as anti-dilutive	7,494	2,222	7,494	5,444
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
The up-front license fee of $6.0 million was recognized ratably over the technology transfer period of three years from July 2014. We recognized all deferred revenues from the up-front license fees from GSK upon completion of the technology transfer in April 2016 and there were no remaining up-front license fees recognized in the three and nine months ended September 30, 2017. We recognized $0 and $3.0 million for the three and nine months ended September 30, 2016, respectively, as research and development revenue.
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
Under the terms of the Merck CodeEvolver® Agreement, we granted to Merck a non-exclusive worldwide license to use the CodeEvolver® protein engineering technology platform to research, develop and manufacture novel enzymes for use by Merck in its internal research programs ("Merck Non-Exclusive Field") and an exclusive license for the research, development and manufacture of novel enzymes for use by Merck in the chemical synthesis of therapeutic products owned or controlled by Merck ("Merck Exclusive Field"). Merck has the right to grant sublicenses to affiliates of Merck and, in certain limited circumstances, to third parties. The licenses are subject to certain limitations based on pre-existing contractual obligations that apply to the technology and intellectual property that are the subject of the license grants. The licenses do not permit the use of the CodeEvolver® protein engineering technology platform to discover any therapeutic enzyme, diagnostic product or vaccine.
Under the Merck CodeEvolver® Agreement, we transferred the CodeEvolver® protein engineering technology platform to Merck over the period from August 2015 through September 2016.
For each API that Merck manufactures using an enzyme developed with the CodeEvolver® protein engineering technology platform, we will have a right of first refusal to supply the enzyme to Merck if Merck outsources the supply of the enzyme. Our right of first refusal applies during the period that begins on the completion of a phase III clinical trial for the product containing the API and ends five years following regulatory approval for such product.
The Merck CodeEvolver® Agreement has a term that continues, unless earlier terminated, until the expiration of all payment obligations under the agreement. Merck may terminate the Merck CodeEvolver® Agreement by providing 90 days written notice to us. The Merck CodeEvolver® Agreement may also be terminated due to the uncured breach of the other party.
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which was recognized ratably over the estimated platform technology transfer period of two years. The technology transfer was completed in September 2016. We have the potential to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.

The deferred revenues relating to the up-front license fees were fully recognized as of December 31, 2016, and there were no remaining up-front license fees recorded in 2017. We recognized $0.6 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, as research and development revenue. Additionally, we recognized research and development revenues of $0.9 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, compared to $0.6 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, for various research projects under our collaborative arrangement.
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
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin purchased by Merck under the Sitagliptin Catalyst Supply Agreement and to allow Merck to purchase a percentage of its requirements for sitagliptin from a specified third-party supplier. Merck has the right to terminate the Sitagliptin Catalyst Supply Agreement at any time after January 1, 2018 by giving us 24 months’ advance written notice. In June 2017, we completed a contractual milestone by qualifying the specified third-party enzyme supplier and recognized $0.0 million as research and development revenue.
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
We recognized license fees of $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2016, respectively, as research and development revenues. We had a deferred revenue balance from Merck related to license fees of $1.8 million at September 30, 2017 and $1.3 million at December 31, 2016. In addition, pursuant to the terms of the agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $1.5 million and $6.5 million for the three and nine months ended September 30, 2017, respectively, compared to $1.7 million and $4.4 million for the three and nine months ended September 30, 2016 in product sales under this agreement.
Biopharmaceutical Collaborative Development Agreement
In May 2015, we entered into a collaborative development agreement with a leading global biopharmaceutical company. Under the terms of the agreement, we used our CodeEvolver® protein engineering platform technology to develop a novel enzyme for use in our partner’s therapeutic development program. We recognized revenues of $0 and $0.1 million for the three and nine months ended September 30, 2017, respectively, compared to $0 and $1.8 million for the three and nine months ended September 30, 2016 as collaborative research and development revenues. The collaborative development agreement was terminated by mutual consent in August 2017.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.75 million in December 2016, which we accordingly recorded as deferred revenues. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. As of September 30, 2017 and December 31, 2016, we had deferred revenue from the supply agreement of $0.7 million. Under the agreement, we recognize product revenues for quantities of enzyme sold to our customer when all revenue recognition criteria are met.

Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with a fine chemicals customer. Under the agreement, we have the potential to receive research and development revenues and milestone payments based on the customer's decision to continue the development process. We received an upfront payment of $3.0 million, which is recognized ratably over the maximum term of the services period of 21 months, of which we recognized revenue of $0.4 million and $0.9 million in the three and nine months ended September 30, 2017, respectively. We also recognized $0.6 million and $1.1 million of revenue for research and development services on a net payment received under the agreement for the three and nine months ended September 30, 2017, respectively. Total revenue recognized under the research and development agreement for the three and nine months ended September 30, 2017 was $1.1 million and $1.9 million, respectively. As of September 30, 2017, we had deferred revenue from the development services agreement of $2.9 million.
Note 5. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities classified as available-for-sale at September 30, 2017 and at December 31, 2016 consisted of the following (in thousands):

	September 30, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (1)	$6,262	$—	$—	$6,262
Common shares of CO2 Solutions (2)	563	600	—	1,163
Total	$6,825	$600	$—	$7,425

	December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (1)	$11,172	$—	$—	$11,172
Common shares of CO2 Solutions (2)	563	579	—	1,142
Total	$11,735	$579	$—	$12,314
(1) Money market funds are classified in cash and cash equivalents on our condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on our condensed consolidated balance sheets.
There were no marketable securities in an unrealized loss position at September 30, 2017 or at December 31, 2016.
Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$6,262	$—	$—	$6,262
Common shares of CO2 Solutions		1,163	—	1,163
Total	$6,262	$1,163	$—	$7,425

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$11,172	$—	$—	$11,172
Common shares of CO2 Solutions	—	1,142	—	1,142
Total	$11,172	$1,142	$—	$12,314
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

Note 7. Balance Sheets Details
Accounts Receivable
The following is a summary of activity in our allowance for doubtful accounts for the periods presented (in thousands):

Allowance as of December 31, 2016	$(421)
Write-offs and other (1)	387
Allowance as of September 30, 2017	$(34)
(1) The change in allowance for doubtful accounts was mainly related to the write-off of receivables from a foreign customer.
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$159	$118
Work-in-process	110	59
Finished goods	580	648
Inventories	$849	$825
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Laboratory equipment	$19,682	$18,849
Leasehold improvements	10,503	10,395
Computer equipment and software	3,678	3,267
Office equipment and furniture	1,185	1,171
Construction in progress (2)	50	124
Property and equipment	35,098	33,806
Less: accumulated depreciation and amortization	(32,288)	(31,651)
Property and equipment, net	$2,810	$2,155
(2) Construction in progress includes equipment received but not yet placed into service pending installation.
Goodwill
Goodwill had a carrying value of approximately $3.2 million at September 30, 2017 and December 31, 2016.
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
Restricted Stock Units (RSUs)
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
Performance-contingent Restricted Stock Units (PSUs) and Performance Based Options (PBOs)
In 2015 and 2016, the compensation committee of the Board approved, and, in February 2017 solely in respect of non-executive employees, delegated to our Chief Executive Officer the authority to approve grants of PSUs. In February 2017, the compensation committee of the Board also approved grants of PBOs and PSUs to our executives. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences.
In the first quarter of 2017, our compensation committee and Chief Executive Officer granted PSUs (“2017 PSUs”) and our compensation committee granted PBOs (“2017 PBOs”), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, fundraising, service revenue, new platform license revenue, and strategic advancement of biotherapeutics pipeline. The number of shares underlying the 2017 PSUs and 2017 PBOs that are eligible to vest are based upon our achievement of the performance goals and, once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the 2017 PSUs and the 2017 PBOs would be equal to half the number of 2017 PSUs granted and one-quarter the number of shares underlying the 2017 PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the 2017 PSUs and 2017 PBOs would be equal to the number of 2017 PSUs granted and half of the shares underlying the 2017 PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the 2017 PSUs would be equal to two times the number of 2017 PSUs granted and equal to the number of 2017 PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the 2017 PSUs and 2017 PBOs or between the target level and superior levels for the 2017 PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the 2017 PSUs and 2017 PBOs. As of September 30, 2017, we estimated that the 2017 PSU and 2017 PBOs performance goals would be achieved at 132.9% of the target level. Accordingly, we recognized expense to reflect the target level.
In 2016, we awarded PSUs ("2016 PSUs") based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, new R&D service revenue arrangements and novel therapeutic enzymes advancement. In the first quarter of 2017, we determined that the 2016 PSU performance goals had been achieved at 142.3% of the target level, and recognized expenses accordingly. Accordingly, one-half of the shares underlying the 2016 PSUs vested in the first quarter of 2017 and one-half of the shares underlying the 2016 PSUs will vest in the first quarter of 2018, in each case subject to the recipient’s continued service on each vesting date. No PBOs were awarded in 2016.

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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$386	$246	$1,050	$688
Selling, general and administrative	1,447	984	4,162	3,173
Total	$1,833	$1,230	$5,212	$3,861
The following table presents total stock-based compensation expense by security types included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$393	$249	$1,107	$820
RSUs and RSAs	456	445	1,399	1,580
PSUs	385	536	1,373	1,461
PBOs	599	—	1,333	—
Total	$1,833	$1,230	$5,212	$3,861
As of September 30, 2017, unrecognized stock-based compensation expense, net of expected forfeitures, was $2.6 million related to unvested employee stock options, $1.6 million related to unvested RSUs and RSAs, $0.7 million related to unvested PSUs, and $1.6 million related to unvested PBOs based on current estimates of the level of achievement.
Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options and PBOs granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(1)
Expected term (in years)	—	5.2	5.3	5.3
Volatility	—	63%	62%	65%
Risk-free interest rate	—	1.18%	2.02%	1.29%
Dividend yield	—	—%	—%	—%
Weighted-average estimated fair value of stock options granted	—	$2.25	$2.52	$2.51
(1) The Company did not grant employee stock options or PBOs in the three months ended September 30, 2017.

Note 9. Capital Stock
Exercise of Options
For the nine months ended September 30, 2017 and 2016, 63,509 and 361,145 shares, respectively, were exercised at a weighted-average exercise price of $2.76 and $2.60 per share, respectively, with net cash proceeds of $0.2 million and $0.9 million, respectively.

Warrants
On September 28, 2017, warrants to purchase 72,727 shares of common stock, at an exercise price of $8.25 per share, expired. No warrants were outstanding as of September 30, 2017.
Public Offering
In April 2017, we completed a public offering in which we issued and sold 6.3 million shares of our common stock, par value $0.0001 per share, at a public offering price of $4.00 per share. We received net proceeds of approximately $23.2 million after deducting the underwriting discounts, commissions and other offering expenses of $0.6 million.
Consolidated statements of stockholders' equity as of September 30, 2017 and 2016 are as follows (in thousands):

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
December 31, 2015	40,343	$4	$305,981	$405	$(283,511)	$22,879
Exercise of stock options	361	—	939	—	—	939
Release of stock awards	911	—	—	—	—	—
Employee stock-based compensation	—	—	3,861	—	—	3,861
Cancelled shares	(397)	—	(1,523)	—	—	(1,523)
Total comprehensive loss	—	—	—	(22)	(3,298)	(3,320)
September 30, 2016	41,218	$4	$309,258	$383	$(286,809)	$22,836

December 31, 2016	41,255	$4	$311,164	$—	$(292,069)	$19,099
Exercise of stock options	64	—	175	—	—	175
Release of stock awards	1,096	—	—	—	—	—
Employee stock-based compensation	—	—	5,212	—	—	5,212
Cancelled shares	(397)	—	(1,670)	—	—	(1,670)
Issuance of common stock, net of issuance costs	6,325	1	23,229	—	—	23,230
Total comprehensive loss	—	—	—	13	(23,966)	(23,953)
September 30, 2017	48,343	$5	$338,110	$13	$(316,036)	$22,092

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
We incurred $3.6 million of capital improvement costs related to the facilities leased from Met-Life through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord from the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligation was $1.0 million and $1.3 million at September 30, 2017 and December 31, 2016, respectively, and is reflected as liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.

We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.4 million as of both September 30, 2017 and December 31, 2016, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and nine months ended September 30, 2017 and September 30, 2016.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of September 30, 2017 and $0.8 million as of December 31, 2016. These deposits are recorded as restricted cash on the consolidated balance sheets.
Rent expense was $1.0 million and $2.8 million during the three and nine months ended September 30, 2017, respectively, partially offset by sublease income of $0.3 million and $1.0 million, respectively. Rent expense was $0.9 million and $2.6 million during the three and nine months ended September 30, 2016, respectively, partially offset by sublease income of $0.3 million and $0.9 million, respectively.
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
Leases
Future minimum payments under non-cancellable capital and operating leases are as follows at September 30, 2017 (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2017 (3 months remaining)	$63	$776
2018	252	3,185
2019	252	3,280
2020	60	712
2021 and beyond	—	531
Total minimum lease payments	627	$8,484
Less: amount representing interest	(39)
Present value of capital lease obligations	588
Less: current portion	(228)
Long-term portion of capital leases	$360
Minimum payments have not been reduced by future minimum sublease rentals of $1.5 million to be received under non-cancellable subleases at September 30, 2017.
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

The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	April 2017	2,180
Service agreement for stability study	July 2017	369
Total other commitments		$4,242
Credit Facility
Effective June 30, 2017, we entered into a credit facility (the “Credit Facility”) consisting of term loans (“Term Debt”) totaling up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) totaling up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At September 30, 2017, we have not drawn from the Credit Facility. We may draw on the Term Debt at any time prior to June 30, 2018, subject to customary conditions for funding including, among others, that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On July 1, 2021, any loans for Term Debt mature and the Revolving Line of Credit terminates. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
The Credit Facility allows for interest-only payments on Term Debt through August 1, 2019. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time. Prepayments of Term Debt and early termination of the Revolving Line of Credit are subject to prepayment and final payment fees are as follows:

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

Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictions which require us to comply with certain financial covenants including achieving consolidated product revenues levels at minimum levels as set forth in the Credit Facility through December 2018 and on and after January 2019, in each case unless we maintain certain minimum cash levels with the lender in an amount equal to or greater than six times the sum of the average six-month trailing operating cash flow net outlay plus the average monthly principal due and payable in the immediately succeeding three-month period. The Credit Facility places various restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets and permitted assets to be held at foreign subsidiaries above specified caps, in each case subject to certain exceptions. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At September 30, 2017, we were in compliance with the covenants for the Credit Facility.

Legal Proceedings
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation (collectively with the California corporation, “EnzymeWorks”), and Junhua “Alex” Tao (collectively with EnzymeWorks, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss certain of the claims in the First Amended Complaint. We opposed the Defendant’s Partial Motion to Dismiss. On August 11, 2016, the judge issued an order that denied the Defendants’ Partial Motion to Dismiss with respect to all five claims and in all relevant parts, and granted the motion with respect to certain underlying arguments. The Defendants filed their Answer on September 1, 2016, stating that the Defendants would not contest infringement of the asserted patents and denying the trade secret claim and other non-patent claims. There are no counterclaims. On July 19, 2017, Defendants filed a Stipulation with Proposed Order seeking leave to file Defendants’ First Amended Answer to add an affirmative defense of “competition privilege.”  The Court entered the Order granting leave for Defendants to file the First Amended Answer on July 24, 2017, and Defendants filed a First Amended Answer on July 25, 2017.  On July 31, 2017, the parties filed a stipulation acknowledging that EnzymeWorks had not denied or disputed its infringement of each of Codexis’ ten asserted patents, or the validity of those patents. Based on this stipulation, on August 8, 2017, the Court granted partial summary judgment of patent infringement against EnzymeWorks and ruled that the patents in the suit are not invalid.  In addition, on September 25, 2017, the Court granted Codexis' motion to amend the Complaint to add a voidable transfer claim against Junhua Tao and his son, Andrew Tao. Codexis filed the second amended Complaint on September 28, 2017. We are unable to determine when this litigation will be resolved or its ultimate outcome.
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
We recognized $0.11 million and $0.85 million for the three and nine months ended September 30, 2017, respectively, and $0.45 million and $1.83 million for the three and nine months ended September 30, 2016, respectively, shown in the condensed consolidated statement of operations as a revenue sharing arrangement. We had no receivables from Exela at September 30, 2017 and December 31, 2016.
AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca PLC and to Alfa Aesar, which is a purchasing agent of AstraZeneca PLC.

In the three and nine months ended September 30, 2017 and 2016, we recognized de minimis revenue from AstraZeneca PLC and no revenue from Alfa Aesar for the same periods. Accounts receivable from AstraZeneca PLC is nominal as of September 30, 2017 and no accounts receivable were outstanding at December 31, 2016. At September 30, 2017, we had no accounts receivables and $0.4 million in accounts receivable at December 31, 2016 from Alfa Aesar.
Note 12. Significant Customer and Geographic Information
Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Customer A	27%	76%	37%	43%
Customer B	*	*	*	27%
Customer C	29%	*	18%	*
Customer D	11%	*	11%	*
Customer E	10%	*	*	*
Customer F	*	11%	*	*
Customers that each contributed 10% or more of our total accounts receivable had the following balances for the periods presented:

	Percentage of Accounts Receivables at
	September 30, 2017	December 31, 2016
Customer A	30%	54%
Customer C	35%	*
Customer E	13%	*
Customer F	*	16%
* Less than 10% of the period presented
Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
United States	$3,597	$10,356	9,695	$15,458
Asia
Singapore	875	792	4,369	2,912
India	1,273	714	3,548	2,760
Others	816	245	2,008	740
Europe
United Kingdom	2	145	46	10,726
Switzerland	826	937	3,154	1,555
Slovenia	—	79	1,632	823
Ireland	2,240	1,505	2,526	1,505
Others	347	80	1,224	621
Others	8	17	99	1,768
Total revenues	$9,984	$14,870	$28,301	$38,868

Identifiable long-lived assets as follows (in thousands):

Long-lived assets:	September 30, 2017	December 31, 2016
United States	$3,137	$2,414
Note 13. Subsequent Events
On October 12, 2017 (the “Effective Date”), we entered into a Global Development, Option and License Agreement (the “Agreement”) with Nestec Ltd. (“Nestlé Health Science”).
Pursuant to the Agreement, we granted to Nestlé Health Science, under certain of our patent rights and know-how: (i) an option (the “Option”) to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products (each, a “Product”) based on our therapeutic enzyme product candidates for the treatment of hyperphenylalaninemia, and (ii) an exclusive right of first negotiation (the “Right of First Negotiation”) to obtain an exclusive worldwide license to develop and commercialize up to two enzymes discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism.
Under the terms of the Agreement, upon its exercise of the Option (subject to certain conditions), Nestlé Health Science will be granted a license to any enzyme (each, a “Compound”) covered by specified patent applications, other than any enzyme that has other clinically significant, specified activity against another molecule, unless that enzyme’s specified activity against phenylalanine is ten times greater than its activity against such other molecule (in which case it is not excluded). Furthermore, we and our affiliates and customers generally will retain the right to use any enzyme as a biocatalyst, provided that preclinical development of such enzyme has not commenced. The first Compound to be developed under the Agreement is our enzyme CDX-6114 (the “Initial Compound”).
Pursuant to the Agreement, Nestlé Health Science is obligated to pay us an upfront cash payment of $14 million within 30 days after the Effective Date and, in the event Nestlé Health Science exercises the Option, $3 million within 60 days after the effective time of the license. Other potential payments from Nestlé Health Science to us under the Agreement include (i) development and approval milestones of up to $90 million, (ii) sales-based milestones of up to $250 million in the aggregate, which aggregate amount is achievable if net sales exceed $1 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
In addition to the Agreement, we and Nestlé Health Science concurrently entered into a strategic collaboration agreement pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver platform technology to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas.

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
More recently, we are also using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business. Most notably, we are collaborating with a customer to develop CDX-6114, our lead program for the potential treatment of phenylketonuria ("PKU”) disease in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient.
We have also used our technology to develop an enzyme for customers using next generation sequencing (“NGS”) and polymerase chain reaction (“PCR/qPCR”) for in vitro molecular diagnostic and genomic research applications. Beta testing for the enzyme was initiated in the second quarter of 2017.
Results of Operations Overview
Revenues decreased to $10.0 million for the third quarter of 2017 from $14.9 million in the third quarter of 2016, primarily due to lower research and development service revenues. Research and development service revenues for the third quarter of 2017 decreased to $2.9 million from $10.4 million in the third quarter of 2016 as the prior year included an $8.0 million milestone and a $0.6 million pro-rata recognition of deferred revenues relating to the technology transfer of our proprietary CodeEvolver® protein engineering platform to Merck. An increase in third quarter 2017 research and development service revenues from Tate & Lyle and Merck partially offset the decrease in research and development revenues. Product sales increased by approximately $2.9 million, or 71%, from the prior year quarter to $6.9 million, which was primarily due to higher customer demand for enzymes for both generic and branded products. Revenues from Exela in a revenue sharing arrangement decreased by $0.3 million, or 76%, from the prior year quarter.
Product gross margins increased to 43% in the three months ended September 30, 2017, compared to 32% in the same period in 2016 due to improved sales mix.
Research and development expenses increased by $2.6 million, or 47%, to $8.1 million for the third quarter of 2017, compared to the third quarter of 2016, due primarily to an increase in outside services relating to CDX-6114, our orally dosable enzyme therapeutic candidate for PKU, and an increase in costs associated with higher headcount, which were partially offset by the absence of amortization of intangibles, which ceased in the fourth quarter of 2016.
Selling, general and administrative expense increased by $2.8 million, or 53%, to $8.0 million for the third quarter of 2017, compared to the third quarter of 2016, due primarily to an increase in legal expenses related to intellectual property and an increase in costs associated with higher headcount, which were partially offset by lower depreciation expense.

Net loss for the third quarter of 2017 was $10.2 million, representing a net loss of $0.21 per basic and diluted share. This compares to net income of $1.4 million, representing basic net income of $0.04 per basic share or diluted net income of $0.03 per share for the third quarter of 2016. The increase in net loss for the third quarter of 2017 over the same period of the prior year is primarily related to recognition of a milestone payment of $8.0 million and related deferred revenues of $0.6 million in the prior year quarter from the technology transfer of our proprietary CodeEvolver® protein engineering platform to Merck and increased spending in outside services relating to the development of our CDX-6114 product, which were partially offset by increased revenue from product sales.
Cash and cash equivalents increased by $4.6 million to $23.8 million as of September 30, 2017 compared to $19.2 million as of December 31, 2016. Net cash used in operating activities increased to $16.4 million in the nine months ended September 30, 2017 compared to $7.0 million in the nine months ended September 30, 2016. On April 12, 2017, we completed a public offering of approximately 6.3 million shares of our common stock at an offering price of $4.00 per share resulting in net proceeds to us of $23.2 million. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. As of September 30, 2017, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 10, "Commitments and Contingencies-Credit Facility".
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
The up-front license fee of $6.0 million was recognized ratably over the technology transfer period of three years from July 2014. We recognized all deferred revenues from the up-front license fees from GSK upon completion of the technology transfer in April 2016 and there were no remaining up-front license fees recognized in the three and nine months ended September 30, 2017. We recognized $0 and $3.0 million for the three and nine months ended September 30, 2016, respectively, as research and development revenue.
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

We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which was recognized ratably over the estimated platform technology transfer period of two years. The technology transfer was completed in September 2016. The deferred revenues relating to the up-front license fees were fully recognized as of December 31, 2016, and there were no remaining up-front license fees recorded in 2017. We recognized $0.6 million and $1.9 million of the up-front license fees for the three and nine months ended September 30, 2016, respectively, as research and development revenue. Additionally, we recognized research and development revenues of $0.9 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, compared to $0.6 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, for various research projects under our collaborative arrangement.
Following the completion of the technology transfer, we may be eligible to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.

Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenues:
Product sales	$6,948	$4,052	$2,896	71%	$19,134	$11,072	$8,062	73%
Research and development revenues	2,929	10,373	(7,444)	(72)%	8,320	25,971	(17,651)	(68)%
Revenue sharing arrangement	107	445	(338)	(76)%	847	1,825	(978)	(54)%
Total revenues	9,984	14,870	(4,886)	(33)%	28,301	38,868	(10,567)	(27)%
Costs and operating expenses:
Cost of product sales	3,976	2,756	1,220	44%	10,768	7,466	3,302	44%
Research and development	8,055	5,467	2,588	47%	20,242	16,265	3,977	24%
Selling, general and administrative	7,989	5,229	2,760	53%	21,141	18,451	2,690	15%
Total costs and operating expenses	20,020	13,452	6,568	49%	52,151	42,182	9,969	24%
Income (loss) from operations	(10,036)	1,418	(11,454)	(808)%	(23,850)	(3,314)	(20,536)	(620)%
Interest income	28	12	16	133%	96	40	56	140%
Other income (expenses)	(68)	7	(75)	(1,071)%	(80)	(39)	(41)	(105)%
Income (loss) before income taxes	(10,076)	1,437	(11,513)	(801)%	(23,834)	(3,313)	(20,521)	(619)%
Provision for (benefit from) income taxes	150	—	150	—%	132	(15)	147	980%
Net income (loss)	$(10,226)	$1,437	$(11,663)	(812)%	$(23,966)	$(3,298)	$(20,668)	(627)%
Revenues
Our revenue is comprised of product sales, research and development revenues, and a revenue sharing arrangement, as follows:

•	Product sales consist of sales of enzymes, chemical intermediates, and Codex® Biocatalyst Panels and Kits.

•	Research and development revenues include license, technology access and exclusivity fees, research services fees for FTE, milestone payments, royalties, and optimization and screening fees.

•	Revenue sharing arrangement is recognized based upon sales of licensed products by Exela.
The following table shows the amounts of our product sales, research and development revenues from our condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2017	2016	$	%	2017	2016	$	%
Product sales	$6,948	$4,052	$2,896	71%	$19,134	$11,072	$8,062	73%
Research and development revenues	2,929	10,373	(7,444)	(72)%	8,320	25,971	(17,651)	(68)%
Revenue sharing arrangement	107	445	(338)	(76)%	847	1,825	(978)	(54)%
Total revenues	$9,984	$14,870	$(4,886)	(33)%	$28,301	$38,868	$(10,567)	(27)%
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

Total revenues decreased $4.9 million and $10.6 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to the absence of revenues recognized on achievement of milestones in the prior year, partially offset by an increase in product sales.
Product sales increased $2.9 million, or 71%, and $8.1 million, or 73% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 due to higher customer demand for enzymes for both generic and branded products. We expect that the product revenues for the year will be higher than the prior year due to increased demand for our enzymes.
Research and development revenues were $2.9 million and $8.3 million in the three and nine months ended September 30, 2017, respectively, compared to $10.4 million and $26.0 million for the same periods in 2016. The decrease in research and development revenues for the three and nine months ended September 30, 2017 is primarily due to the achievement of technology transfer milestones in the prior year.  The completion of the technology transfer to Merck resulted in prior year milestone revenue of $8.0 million for the three and nine months ended September 30, 2016 and license fee revenues of $0.6 million and $1.8 million for the three and nine months ended September 30, 2016. The completion of the technology transfer to GSK resulted in prior year revenues of $0 for the three months ended September 30, 2016 and $10.5 million for the nine months ended September 30, 2016 from recognition of a milestone payment and related deferred revenues. The decrease in revenues was partially offset by higher research and development service revenues for Tate & Lyle and Merck. We expect that the research and development revenues for the year will be lower than the prior year as the latter included milestone payments and related deferred revenue recognition from both GSK and Merck from the completion of the transfer of our CodeEvolver® protein engineering platform to both companies in 2016.
Revenues from the revenue-sharing arrangement with Exela decreased by $0.3 million and $1.0 million during the three and nine months ended September 30, 2017, respectively, compared to the same period in 2016. This is a result of the expiration of the formulation patent for argatroban in June 2014, allowing for generic competition in the subsequent quarters. We expect that the revenue-sharing arrangement revenues may decline in future quarters due to increased competition resulting from the expiration of the third party patent related to the production of argatroban.
Cost and Operating Expenses
Our cost and operating expenses are comprised of cost of product sales, research and development expense, and selling, general and administrative expense. The following table shows the amounts of our cost of product sales, research and development expense, and selling, general and administrative expense from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2017	2016	$	%	2017	2016	$	%
Cost of product sales	$3,976	$2,756	$1,220	44%	$10,768	$7,466	$3,302	44%
Research and development expense	8,055	5,467	2,588	47%	20,242	16,265	3,977	24%
Selling, general and administrative expense	7,989	5,229	2,760	53%	21,141	18,451	2,690	15%
Total costs and operating expenses	$20,020	$13,452	$6,568	49%	$52,151	$42,182	$9,969	24%
Cost of Product Sales and Product Gross Margin
The following table shows the amounts of our revenues from product sales, cost of product sales, product gross profit and product gross margin from our consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2017	2016	$	%	2017	2016	$	%
Revenues from product sales	$6,948	$4,052	$2,896	71%	$19,134	$11,072	$8,062	73%
Cost of product sales	3,976	2,756	1,220	44%	10,768	7,466	3,302	44%
Product gross profit	$2,972	$1,296	$1,676	129%	$8,366	$3,606	$4,760	132%
Product gross margin (%)	43%	32%			44%	33%

Cost of product sales comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product sales.
Product gross margins were 43% and 44% in the three and nine months ended September 30, 2017, respectively, compared to 32% and 33%, respectively, in the corresponding periods in 2016 due to improved sales mix.
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities. These costs primarily consist of (i) employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), (ii) various allocable expenses, which include occupancy-related costs, supplies, and depreciation of facilities and laboratory equipment, and (iii) external costs. Research and development expenses are expensed when incurred.
Research and development expenses increased by $2.6 million, or 47%, during the three months ended September 30, 2017 and $4.0 million, or 24%, during the nine months ended September 30, 2017, compared to the same periods in 2016 primarily due to an increase in outside services relating to CDX-6114, our orally dosable enzyme therapeutic candidate for PKU disease, and increased costs associated with higher headcount, partially offset by the absence of amortization of intangibles, which were fully amortized during the fourth quarter of 2016.
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
Selling, general and administrative expenses increased by $2.8 million, or 53% during the three months ended September 30, 2017 compared to the same period in 2016, primarily due to an increase in legal expenses related to intellectual property and an increase in costs associated with higher headcount, which were partially offset by lower depreciation expense. For the nine months ended September 30, 2017, selling, general and administrative expenses increased by $2.7 million, or 15%, compared to the corresponding period in 2016, primarily due to an increase in legal expenses and an increase in costs associated with higher headcount, which were partially offset by lower depreciation expense and lower outside services.
Interest income and other income (expense)

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2017	2016	$	%	2017	2016	$	%
Interest income	$28	$12	$16	133%	$96	$40	$56	140%
Other income (expense)	(68)	7	(75)	(1,071)%	(80)	(39)	(41)	(105)%
Total other income (expense)	$(40)	$19	$(59)	(311)%	$16	$1	$15	1,500%
Interest income was not material during the three and nine months ended September 30, 2017 and 2016.
The change in other income (expense) for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily related to fluctuations in foreign currency.
Provision for income taxes
We recognized income tax expense of $150,000 and $132,000 for the three and nine months ended September 30, 2017, respectively. The tax expense for the three and nine months ended September 30, 2017 primarily related to income tax expense attributable to a foreign subsidiary and unrecognized losses from changes in the fair value of our investment in CO2 Solutions. We recognized benefit from income tax of $0 and $15,000 for the three and nine months ended September 30, 2016, respectively. We continue to recognize a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.

Net income (loss)
Net loss for the third quarter of 2017 was $10.2 million, representing a net loss of $0.21 per basic and diluted share. This compares to net income of $1.4 million, representing basic net income of $0.04 per share or diluted net income of $0.03 per share for the third quarter of 2016. For the nine months ended September 30, 2017, net loss was $24.0 million, representing a net loss of $0.53 per basic and diluted share. This compares to a net loss of $3.3 million, representing basic net loss of $0.08 per basic and diluted share for the nine months ended September 30, 2016 The increase in net loss for the three and nine months ended September 30, 2017 compared to the same period of the prior year is primarily related to the decrease in milestones included in research and development revenues and an increase in operating expenses which were partially offset by an increase in revenue from product sales net of associated increases in costs of product sales.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. Our sources of cash include operations and stock option exercises. For the nine months ended September 30, 2017 our most significant cash flow activities consisted of $23.2 million of net proceeds from our underwritten public offering, which was completed in April 2017, partially offset by $16.4 million of cash used in operations and $1.7 million taxes paid related to net share settlement of restricted stock awards. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. The majority of our cash and investments are held in U.S. banks, and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
The following tables summarize our cash and cash equivalents and working capital as of September 30, 2017 and December 31, 2016, as well as our statements of cash flows for the three and nine months ended September 30, 2017 and 2016:

(In Thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$23,826	$19,240
Working capital	$17,950	$14,860

	Nine months ended September 30,
(In Thousands)	2017	2016
Net cash used in operating activities	$(16,368)	$(7,023)
Net cash used in investing activities	(663)	(748)
Net cash provided by (used in) financing activities	21,617	(584)
Net increase (decrease) in cash and cash equivalents	$4,586	$(8,355)
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

In June 2017, we entered into the Credit Facility, which consists of term debt for loans that allow us to borrow up to $10.0 million and a revolving credit facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. We may draw on the term debt at any time prior to June 30, 2018, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. No amounts were drawn down under the credit facility as of September 30, 2017. At September 30, 2017, we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 10 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements. However, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
On October 12, 2017 (the “Effective Date”), we entered into a Global Development, Option and License Agreement (the “Agreement”) with Nestec Ltd. (“Nestlé Health Science”).
Pursuant to the Agreement, we granted to Nestlé Health Science, under certain of our patent rights and know-how: (i) an option (the “Option”) to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products (each, a “Product”) based on our therapeutic enzyme product candidates for the treatment of hyperphenylalaninemia, and (ii) an exclusive right of first negotiation (the “Right of First Negotiation”) to obtain an exclusive worldwide license to develop and commercialize up to two enzymes discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism.
Pursuant to the Agreement, Nestlé Health Science is obligated to pay us an upfront cash payment of $14 million within 30 days after the Effective Date and, in the event Nestlé Health Science exercises the Option, $3 million within 60 days after the effective time of the license. Other potential payments from Nestlé Health Science to us under the Agreement include (i) development and approval milestones of up to $90 million, (ii) sales-based milestones of up to $250 million in the aggregate, which aggregate amount is achievable if net sales exceed $1 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
As of September 30, 2017, we had cash and cash equivalents of $23.8 million and $15.0 million available to borrow under the Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under the Credit Facility.
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

Cash Flows from Operating Activities
Cash used in operating activities was $16.4 million net for the nine months ended September 30, 2017, which resulted from a net loss of $24.0 million for the nine months ended September 30, 2017 adjusted for non-cash charges for depreciation and amortization of $0.8 million and stock-based compensation of $5.2 million. Additional cash provided by changes in operating assets and liabilities was $1.6 million. Changes in operating assets and liabilities included a $3.2 million increase in deferred revenues primarily related to an upfront payment received from a fine chemicals customer, a $2.3 million increase in other accrued liabilities primarily due to legal fees and outside services and a $0.4 million increase in accounts payable which were partially offset by increases of $1.8 million in accounts receivable, $1.3 million in prepaid expenses primarily for outside services and decreases of $0.5 million in accrued compensation and $0.3 million in long term incentive obligation.
Cash used in operating activities was $7.0 million for the nine months ended September 30, 2016, which resulted from a net loss of $3.3 million for the nine months ended September 30, 2016, adjusted for non-cash charges for depreciation and amortization of $3.9 million and stock-based compensation of $3.9 million. Additional cash uses from changes in operating assets and liabilities were $11.4 million. Changes in operating assets and liabilities included a $4.6 million increase in accounts receivable and a $4.3 million decrease in deferred revenues, in each case primarily related to revenue recognition on the achievement of milestones from collaborative arrangements with Merck and GSK, a $1.0 million decrease in accounts payable primarily reflecting the timing of payments and a $0.9 million increase in restricted cash-current relating to our subsidiary in India.
Cash Flows from Investing Activities
Cash used in investing activities was $0.7 million for both the nine months ended September 30, 2017 and 2016, which is primarily attributable to purchase of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities was $21.6 million for the nine months ended September 30, 2017 which represents $23.2 million of net proceeds from the underwritten public offering in April 2017, partially offset by $1.7 million for taxes paid related to net share settlement of equity awards. Cash used in operating activities was $0.6 million for the nine months ended September 30, 2016 which is primarily attributable to $1.5 million of taxes paid related to net share settlement of equity awards, partially offset by $0.9 million in proceeds from exercise of stock options.
Contractual Obligations

	Payments due by period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years
Capital lease obligations	$627	$252	$375	$—
Operating leases	8,484	3,161	4,672	651
Total	$9,111	$3,413	$5,047	$651
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

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	April 2017	2,180
Service agreement for stability study	July 2017	369
Total other commitments		$4,242

In June 30, 2017, we entered into a credit facility consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million with an accounts receivable borrowing base of 80% of certain eligible accounts receivable. We may draw on the term debt at any time prior to June 30, 2018, subject to customary conditions for funding including, among others, that no event of default exists. The credit facility terminates July 1, 2021. Term debt loans bear interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. No amounts were drawn down under the credit facility as of September 30, 2017. For additional information about our credit facility, see Note 10 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
Interest Rate Sensitivity
In September 30, 2017, we entered into a credit facility agreement consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Draws on the term debt bear interest at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. No amounts were drawn down under the credit facility as of September 30, 2017.
Equity Price Risk
As described in Note 5, "Cash Equivalents and Marketable Securities" and Note 6, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of September 30, 2017, the fair value of our investment in CO2 Solutions' common stock was $1.2 million, including an unrealized gain of $0.6 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of September 30, 2017 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss). The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of September 30, 2017 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our condensed consolidated statements of comprehensive income (loss).

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.
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
On February 19, 2016, we filed a complaint against EnzymeWorks, Inc., a California corporation, EnzymeWorks, Inc., a Chinese corporation (collectively with the California corporation, “EnzymeWorks”), and Junhua “Alex” Tao (collectively with EnzymeWorks, the “Defendants”) in the United States District Court for the Northern District of California. On April 29, 2016, we filed a First Amended Complaint. The First Amended Complaint alleges that the Defendants have engaged in willful patent infringement, trade secret misappropriation, breach of contract, intentional interference with contractual relations, intentional interference with prospective economic relations and statutory and common law unfair competition. We have sought injunctive relief, monetary damages, treble damages, restitution, punitive damages and attorneys’ fees. On May 13, 2016, the Defendants filed a Partial Motion to Dismiss certain of the claims in the First Amended Complaint. We opposed the Defendant’s Partial Motion to Dismiss. On August 11, 2016, the judge issued an order that denied the Defendants’ Partial Motion to Dismiss with respect to all five claims and in all relevant parts, and granted the motion with respect to certain underlying arguments. The Defendants filed their Answer on September 1, 2016, stating that the Defendants would not contest infringement of the asserted patents and denying the trade secret claim and other non-patent claims. There are no counterclaims. On July 19, 2017, Defendants filed a Stipulation with Proposed Order seeking leave to file Defendants’ First Amended Answer to add an affirmative defense of “competition privilege.”  The Court entered the Order granting leave for Defendants to file the First Amended Answer on July 24, 2017, and Defendants filed a First Amended Answer on July 25, 2017.  On July 31, 2017, the parties filed a stipulation acknowledging that EnzymeWorks had not denied or disputed its infringement of each of Codexis’ ten asserted patents, or the validity of those patents. Based on this stipulation, on August 8, 2017, the Court granted partial summary judgment of patent infringement against EnzymeWorks and ruled that the patents in the suit are not invalid.  In addition, on September 25, 2017, the Court granted Codexis' motion to amend the Complaint to add a voidable transfer claim against Junhua Tao and his son, Andrew Tao. Codexis filed the second amended Complaint on September 28, 2017. We are unable to determine when this litigation will be resolved or its ultimate outcome.
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
Our biotherapeutic programs are early stage, highly regulated and expensive. Our ability to obtain additional development partners for the programs, to advance our product candidates to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
We are developing novel biotherapeutic candidates, in particular our novel oral enzyme product candidate for the treatment of phenylketonuria (“PKU”). The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results. In addition, drug development is highly regulated and requires areas of expertise and capital resources we do not currently possess. In October 2017, we entered into a Global Development, Option and License Agreement with Nestec Ltd. (“Nestlé Health Science”) pursuant to which we granted to Nestlé Health Science an option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products based on our therapeutic enzyme product candidates for the treatment of hyperphenylalaninemia, including CDX-6114, our product candidate for the treatment of PKU, as well as an exclusive right of first negotiation to obtain an exclusive worldwide license to develop and commercialize any enzyme discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. (See Note 13, “Subsequent Events”.) Our efforts to advance our PKU program, including CDX-6114, and any other biotherapeutic candidates that we develop are subject to numerous risks, including the following:

•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we or Nestlé Health Science, as applicable, are ultimately unable to obtain regulatory approval for CDX-6114 or any other product candidates that we may develop in the future, our business will be harmed. To obtain regulatory approval to market any product candidate, preclinical studies and costly and lengthy clinical trials are required, and the results of the studies and trials are highly uncertain. A failure of one or more pre-clinical or clinical trials can occur at any stage, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical and clinical testing have nonetheless failed to obtain marketing approval of their product candidates.

•
We may find it difficult to enroll patients in our clinical trials given the limited number of patients that have PKU. Any enrollment difficulties could delay clinical trials and any potential product approval.

•
Delays in the commencement or completion of clinical testing could significantly affect our product development costs or the product development costs of our present and any future collaborators. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons.

•
If Nestlé Health Science does not exercise its option with respect to CDX-6114 or any other product candidates that we develop under our agreement, or if it terminates any development program under its collaboration with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from those collaborations will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected. In addition, without a partner to assist us with the funding and development of our PKU program, we may not have sufficient funds or expertise to advance development of the program on our own.

•
We do not have experience in drug development or regulatory matters related to drug development. As a result, we rely or will rely on third parties to conduct our pre-clinical and clinical studies, assist us with drug manufacturing and formulation and perform other tasks for us. If these third parties do not successfully carry out their responsibilities or comply with regulatory requirements, we may receive lower quality products or services, suffer reputational harm and not be able to obtain regulatory approval for CDX-6114 or any other product candidates that we may develop in the future.

•
Our efforts to use CodeEvolver® protein engineering technology platform to generate new lead biotherapeutic candidates, whether under our collaboration with Nestlé Health Science or otherwise, may not be successful in creating candidates of value.

•	We will be exposed to potential product liability risks through the testing of experimental therapeutics in humans, which may expose us to substantial uninsured liabilities.

•
Third parties may develop intellectual property that could limit our ability to develop, market and commercialize CDX-6114, if approved, or any other product candidates that we may develop in the future.

•
Changes in methods of treatment of disease, such as gene therapy, could cause us to stop development of our product candidate or reduce or eliminate potential demand for CDX-6114, if approved, or any other product candidates that we may develop in the future.

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

10.1
First Amendment to Loan and Security Agreement effective as of September 28, 2017 by and between Codexis, Inc., a Delaware corporation (“Borrower”), having a place of business at 200 Penobscot Drive, Redwood City, CA 94063 and Western Alliance Bank, an Arizona corporation, having a place of business at 55 Almaden Boulevard, San Jose, CA 95113. (“Bank”).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-164044), effective April 21, 2010, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	November 9, 2017	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	November 9, 2017	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)