Form 10-K
period 2017-12-31
CODEXIS INC
filed 2018-03-15
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

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
 _______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of voting common stock held by non-affiliates of Codexis as of June 30, 2017 was approximately $185.6 million based upon the closing price reported for such date on The NASDAQ Global Select Market.
As of February 28, 2018, there were 48,433,744 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2017. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Codexis, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products, product sales, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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
We are also a pioneer in the harnessing of computational technologies to drive biology advancements. Over the last fifteen years, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform, the primary source of our competitive advantage. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine our large and continuously growing library of protein variants’ performance attributes. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling delivery of targeted performance enhancements in a time-efficient manner. In addition to its computational prowess, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and process development which are all coordinated to create our novel protein innovations.
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

•
Developing high-performance enzymes for use in diagnostic applications. We intend to offer high-performance enzymes to customers using next generation sequencing (“NGS”) and polymerase chain reaction (“PCR/qPCR”) for in vitro molecular diagnostic applications.

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
The pharmaceutical product lifecycle begins with the discovery of new chemical entities and continues through preclinical and clinical development, regulatory review and approval, commercial scale-up, product launch, and, ultimately, patent expiration and the transition from branded to generic products. As innovators develop, produce and then market products, manufacturing priorities and processes evolve. Historically, innovators have focused on production cost reduction in the later stages of clinical development and have been reluctant to make process changes after a product has been launched. However, as pressures to reduce costs have increased, innovators have pursued cost reduction measures much earlier in the pharmaceutical product lifecycle and are increasingly looking for opportunities to improve their operating margins, including making manufacturing process changes for marketed products after the products have been launched if these changes can result in significant cost reductions. As a result, innovators are investing in new technologies, including our CodeEvolver® protein engineering technology platform, to improve their manufacturing productivity and efficiency or outsourcing the manufacture of their intermediates and active pharmaceutical ingredients (“APIs”).
Our Solutions for the Pharmaceutical Market
Small Molecule Manufacturing Cost Reduction
Our pharmaceutical customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. Our CodeEvolver® protein engineering technology platform enables us to deliver solutions to our customers in this market by developing and delivering optimized protein catalysts that perform chemical transformations at a lower cost and improve the efficiency and productivity of manufacturing processes. We provide value throughout the pharmaceutical product lifecycle. Our products and services allow us to provide benefits to our pharmaceutical customers in a number of cost saving ways, including any - and sometimes all - of the following:
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
In addition, manufacturing processes that utilize our protein catalysts can frequently enable processes that are more sustainable and environmentally friendly compared to alternative, traditional manufacturing approaches. This has led Codexis to earn three US EPA Presidential Green Chemistry Challenge awards for improved pharmaceutical manufacturing processes since we were founded. All three of these awards were associated with blockbuster drug products.
Discovery and Development of Biotherapeutic Drug Candidates
We are also targeting new opportunities in the pharmaceutical industry to discover or improve biotherapeutic drug candidates for our customers. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity.
Collaborative Biotherapeutic Product Development
We are using our platform technology to improve characteristics of our customers’ pre-existing biotherapeutic drug candidates. In July 2016, we successfully completed our obligations under a collaborative research and development agreement with a leading global biopharmaceutical company. Under that agreement, we employed our CodeEvolver® protein engineering platform technology to develop a novel enzyme for use in our partner’s preclinical therapeutic development program. During this project, we earned success fees, associated milestone payments and research and development service revenues. We continue to pursue other customers who could benefit by applying our CodeEvolver® protein engineering platform technology to improve the discovery and/or development of other biotherapeutics in partnership with Codexis.
Biotherapeutic Product Development
We are also using our platform technology to develop our own early stage, novel enzyme therapeutic product candidates. Our lead product candidate is CDX-6114, an enzyme which we have engineered to be orally administered and are developing as a potential treatment of PKU in humans. PKU is an inborn metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. As a result, phenylalanine accumulates to toxic levels in the brain, causing serious neurological problems including intellectual disability, seizures and cognitive and behavioral problems. To avoid toxic levels of phenylalanine in their blood, individuals with PKU must follow a strict, life-long diet that is low in phenylalanine and supplement their diet with a synthetic phenylalanine-free formula to provide them with sufficient nutrients. Maintaining a strict, life-long diet can be challenging for individuals with PKU. There are an estimated 50,000 people with PKU in the developed world.
In addition to the PKU program, we have previously made, and expect to continue to make additional investments with the aim of generating additional product candidates targeting other therapeutic areas.
Nestlé Health Science
On October 12, 2017 (the “Effective Date”), we entered into a Global Development, Option and License Agreement (the “Nestlé Agreement”) with Nestec Ltd. (“Nestlé Health Science”).
Pursuant to the Nestlé Agreement, we granted to Nestlé Health Science, under certain of our patent rights and know-how: (i) an option (the “Option”) to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products (each, a “Product”) based on CDX-6114 and our other therapeutic enzyme product candidates for the treatment of hyperphenylalaninemia (“HPA”), and (ii) an exclusive right of first negotiation (the “Right of First Negotiation”) for a period of five years to obtain an exclusive worldwide license to develop and commercialize up to two enzymes discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. We are not under any obligation to undertake any research and development activities relating to inborn errors of amino acid metabolism. HPA (also referred to as PKU) is a medical condition characterized by elevated concentrations of the amino acid phenylalanine in the blood. PKU can result in severe HPA.
Under the terms of the Nestlé Agreement, upon the License Effective Date (defined below) after the Option trigger, Nestlé Health Science will be granted a license to any enzyme (each, a “Compound”) covered by specified patent applications, other than any enzyme that has other clinically significant, specified activity against another molecule, unless that enzyme’s specified activity against phenylalanine is ten times greater than its activity against such other molecule (in which case it is not excluded). Furthermore, we generally will retain the right to use any enzyme as a biocatalyst, provided that preclinical development of such enzyme has not commenced. The first Compound to be developed under the Nestlé Agreement is our enzyme CDX-6114 (the “Initial Compound”).
Nestlé Health Science has the sole discretion to exercise the Option after the effectiveness of an investigational new drug application filed by us for the study of the Initial Compound for the treatment of HPA and the completion of a Phase 1a study by us (the “Option Trigger Date”). The effective date of the license granted in connection with the Option exercise will either be the date that Nestlé Health Science notifies us of Nestlé Health Science’s exercise of the Option if Nestlé Health Science determines that no antitrust clearance is necessary, or the date that any antitrust clearance Nestlé Health Science determines is required is obtained (“License Effective Date”). The Option will expire 60 days after the Option Trigger Date if unexercised by Nestlé Health Science. If Nestlé Health Science exercises the Option and determines that a filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) is necessary in connection with the Option exercise, our obligation to grant the license under the Option will expire if the HSR filing does not receive clearance within 180 days of filing and such delay is not attributable to any material failure on our part to cooperate in the HSR review process.
The Nestlé Agreement also sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the Initial Compound and Product containing the Initial Compound. Prior to the earlier to occur of the Option expiration date or the License Effective Date, we will be generally responsible for development activities, including a Phase 1a study. Following the License Effective Date, Nestlé Health Science will be responsible for development activities. Our development activities will be governed by a development plan and overseen by a joint steering committee. The parties will establish a patent committee to discuss strategies and coordinate activities for the patents related to Initial Compound and Product containing the Initial Compound, and will jointly own all inventions and information that result from each party’s activities performed under the Nestlé Agreement. The Nestlé Agreement also contains customary representations and warranties by the parties, intellectual property protection provisions, certain indemnification rights in favor of each party and customary confidentiality provisions and limitations of liability.
Nestlé Health Science paid us an upfront cash payment of $14.0 million in the fourth quarter of 2017. Pursuant to the Agreement, Nestle is obligated to pay us $4.0 million after the commencement of a Phase 1a clinical trial and in the event Nestlé exercises the Option, they will be obligated to pay us $3.0 million within 60 days after the license effective date. Other potential payments from Nestlé Health Science to us under the Agreement include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of products containing a Compound as its sole active ingredient.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a strategic collaboration agreement pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® platform technology to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas.
Fine Chemicals Markets
Beyond the pharmaceutical industry, our CodeEvolver® protein engineering platform technology has enabled cost-savings for our partners in the fine chemicals markets, and the food industry in particular. In November 2016, we entered into an exclusive agreement with Tate & Lyle, a market-leading food ingredients company, to supply a proprietary enzyme for use in Tate & Lyle’s food ingredient production. In March 2017, we announced a second multi-year research and development services agreement with Tate & Lyle for the development of a second ingredient for the food ingredient industry. We are seeking to expand our protein catalyst offerings in the fine chemicals market within and beyond the food industry, including, for example, to the agricultural chemicals and flavors and fragrances markets.
Molecular Biology and In Vitro Diagnostic Enzymes
We believe that our Codexis protein engineering capability can also be deployed to commercialize novel enzymes as improvements to enzymes consumed by customers in many industrial sectors. As our first effort in this strategy, we have developed an enzyme for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. Our first proprietary enzyme for this market targets improved library preparation for NGS users and is currently being beta tested. It is expected to be available commercially in 2018.
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
Under the GSK CodeEvolver® Agreement, we transferred our CodeEvolver® protein engineering technology platform to GSK over a twenty-one-month period that began on July 10, 2014. As a part of this technology transfer, we provided to GSK our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of our and GSK scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at GSK’s laboratories in Upper Merion, Pennsylvania. The technology transfer was completed in April 2016 and our CodeEvolver® protein engineering technology platform has been installed at GSK’s Upper Merion, Pennsylvania site. We have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology.
We are also eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the CodeEvolver® protein engineering technology platform.
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
Protein Catalyst Products and Services
Our protein catalyst products and services can deliver value to our customers in multiple potential ways:
•manufacture their products at lower cost;
•manufacture their products with lower fixed capital investment;
•reduce the cost of development of complex chemical synthesis processes;
•enable their products to achieve higher product purity;
•reduce the risk of adverse effects arising from product impurities;
•allow the removal of entire steps from chemical production; and
•flexibility to apply at any point across their product’s lifecycle.
Our products include protein catalysts, chemical intermediates and Codex® Biocatalyst Panels and Kits. We sell our products worldwide primarily through our directed sales and business development force in the United States and Europe.
In addition to products, we also offer research and development services to our customers. These research and development service agreements often contain service fee payments and intellectual property provisions under which we screen and/or engineer protein catalysts for customers in connection with their process development efforts. In these collaborations, we typically receive consideration in the form of one or more of the following: up-front payments, milestone payments, payments for screening and engineering services, licensing fees and royalties.
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
Protein Catalyst Screening Services
If a customer prefers, rather than purchasing our Codex® Biocatalyst Panels or Kits to use for its own screening, it may send us its starting materials and desired chemical reaction, and we will test against our existing libraries of enzymes on a research and development service fee basis. If we detect desired activity in a specific enzyme, we can supply the customer with this enzyme or perform engineering services to improve the performance of the enzyme.
Protein Engineering Services
We work with our customers throughout their product development lifecycle to optimize enzymes that have been engineered specifically to perform a desired process according to a highly selective set of specifications. We typically charge customers on research and development services basis by project or project-month. These are typically larger research and development service fees than screening services.
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

As of December 31, 2017, we owned or controlled approximately 1,100 issued patents and pending patent applications in the United States and in various foreign jurisdictions. These patents and patent applications include many that are directed to our enabling technologies and specific methods and products that support our business in the pharmaceutical markets. Our current intellectual property rights have terms that expire between 2018 and 2038. Our United States intellectual property rights directed to the CodeEvolver® proprietary enabling technology platform developed internally by us have terms that expire between 2029 to 2034. Our current intellectual property rights also include patents, trademarks, copyrights, software and certain assumed contracts that we acquired from Maxygen, Inc. (“Maxygen”) in October 2010, which are associated with directed evolution technology, known as the MolecularBreeding™ technology platform developed by Maxygen. The intellectual property rights and assets that we acquired from Maxygen continue to be subject to existing exclusive and non-exclusive license rights granted by Maxygen to third parties. We continue to file new patent applications, for which terms generally extend 20 years from the non-provisional filing date in the United States.
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
As of December 31, 2017, we owned and used the following registered, pending, and common law trademarks in the United States, with some trademarks also registered or pending in foreign jurisdictions: Codexis®, Codex®, CodeEvolver®, Mosaic®, Sage™, Microcyp®, MYCP®, ProSAR™, Unlock the Power of Proteins™, Codexis Protein Engineering Experts™, Transform Your Thinking™, and a Codexis design mark (i.e., the Codexis logo).
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
Companies developing and marketing conventional catalysts include Solvias AG, BASF, Johnson-Mathey, and Takasago International Corporation.

The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, such as Novozymes, as well as subsidiaries of larger contract research/contract manufacturing organizations (“CRO/CMO”), such as Royal DSM N.V. (“DSM”), Cambrex Corporation and Almac Group Ltd. There is also competition in the customized and optimized enzyme area from several smaller companies, such as BRAIN AG, Arzeda, c-LEcta GmbH, Gingko Bioworks and Evocatal GmbH.
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
Biotherapeutics
There are numerous companies that participate in the biotherapeutics market generally and the PKU market specifically. Many of these companies are large, successful and well-capitalized. BioMarin Pharmaceutical Inc. (“BioMarin”) and Daiichi Sankyo Company market Kuvan® in the United States, Europe and Japan for the treatment of a certain type of PKU. The FDA is currently reviewing a biologics license application (“BLA”) from BioMarin for an injectable enzyme substitution therapy for the potential treatment of PKU. Shire Plc, Genzyme / Sanofi S.A. and other companies market or are actively developing new biotherapeutics. There are numerous companies that are developing other forms of therapeutics, such as small molecules and gene therapy, which could compete with biotherapeutics.
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
OPERATIONS
Our corporate headquarters is located in Redwood City, California and provides general administrative support to our business and is the center of our research, development and business operations. We have limited internal manufacturing capacity at our headquarters in Redwood City. We expect to rely on third-party manufacturers for commercial production of our biocatalysts for the foreseeable future. Our in-house manufacturing is dedicated to producing both Codex® Biocatalyst Panels and Kits and enzymes for use by our customers in pilot scale production. We also supply initial commercial quantities of biocatalysts for use by our collaborators to produce pharmaceutical intermediates and manufacture biocatalysts that we sell. Please see Note 15 to our consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K for a description of our revenues and long-lived assets both within and outside of the United States.
Our research and development operations include efforts directed towards engineering protein catalysts, bioprocess development, cellular engineering, biocatalyst screening, metabolites, strain improvement, fermentation development and process engineering. We conduct enzyme evolution, enzyme production development, microbial bioprocess development, cellular engineering, microbial evolution and process engineering evaluations and design primarily at our headquarters in Redwood City, California. For more information on our research and development expenditures, see Item 8 of this Annual Report on Form 10-K. Manufacturing of our enzymes is conducted primarily in three locations, at our in-house facility in Redwood City, California and at third-party contract manufacturing organizations, Lactosan, GmbH & Co. KG (“Lactosan”), in Kapfenberg, Austria and DPhar SpA (“DPhar”) in Agnani, Italy. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing and a large percentage of our production of novel enzymes to contract manufacturing organizations.

CUSTOMERS
We rely on a limited number of key customers for the majority of our revenues. Customers that provided 10% or more of our total revenues in any of the past three fiscal years consist of the following:

	Percentage of Total Revenues For The Years Ended December 31,
	2017	2016	2015
Customers:
Merck	28%	47%	29%
GSK	*	22%	20%
Novartis	14%	*	*
Nestlé	15%	*	*
Exela	*	*	12%
Tate & Lyle	11%	*	*
* Percentage was less than 10%
EMPLOYEES
As of December 31, 2017, we had 116 full-time employees and part-time employees worldwide. Of these employees, 66 were engaged in research and development, 19 were engaged in operations and quality control, and 31 were engaged in selling, general and administrative activities. None of our employees is represented by a labor union, and we consider our employee relations to be good.
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
Risks Relating to Our Business and Strategy
We have a limited operating history, and the markets in which we participate are changing rapidly, which may make it difficult to evaluate our current business and predict our future performance.
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
Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

•	our ability to achieve or maintain profitability;

•	our relationships with, and dependence on, collaborators in our principal markets;

•	our dependence on a limited number of customers;

•	our dependence on a limited number of products in our biocatalysis business;

•	our reliance on a limited number of contract manufacturers for large scale production of substantially all of our enzyme products;

•	our ability to develop and successfully commercialize new products for the biocatalysis market(s);

•	our ability to deploy our technology platform in the fine chemicals market;

•	the success of our customers’ pharmaceutical products in the market and the ability of such customers to obtain regulatory approvals for products and processes;

•	our or our customers’ ability to obtain regulatory approval for the sale and manufacturing of food products using our enzymes;

•	our ability to deploy our technology platform in the in vitro molecular diagnostics market;

•	our ability to compete if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights;

•	our ability to avoid infringing the intellectual property rights of third parties;

•	our involvement in lawsuits to protect or enforce our patents or other intellectual property rights;

•	our ability to enforce our intellectual property rights throughout the world;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	our ability to protect our trade secrets and other proprietary information from disclosure by employees and others;

•	our ability to obtain substantial additional capital that may be necessary to expand our business;

•	our ability to find a partner for or otherwise advance our biotherapeutic program;

•	our customers’ ability to pay amounts owed to us in a timely manner;

•	our ability to avoid charges to earnings as a result of any impairment of goodwill, intangible assets or other long-lived assets;

•	changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations;

•	our ability to maintain effective internal control over financial reporting;

•	our dependency on information technology systems, infrastructure and data;

•	our ability to control and to improve product gross margins;

•	our ability to protect against risks associated with the international aspects of our business;

•	the cost of compliance with European Union chemical regulations;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	our ability to accurately report our financial results in a timely manner;

•	results of regulatory tax examinations;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to integrate our current business with any businesses that we may acquire in the future;

•	our ability to properly handle and dispose of hazardous materials in our business;

•	potential product liability claims;

•	uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.
Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $23.0 million in 2017, $8.6 million in 2016 and $7.6 million in 2015. As of December 31, 2017 and 2016, we had an accumulated deficit of $315.1 million and $292.1 million, respectively. If we are unable to expand our biocatalysis business, through new or expanded collaborations, development of new products or services, or increased sales of existing products and services, our net losses may increase and we may never achieve profitability. In addition, some of our collaboration agreements, including our collaboration with Nestlé Health Science, provide for milestone payments and/or future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional proprietary biocatalysis and/or biotherapeutic products. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability, and could lead to disagreements with our current or former collaborators.
Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. For example, we have ongoing collaborations with GSK, Merck and Nestlé Health Science that are important to our business and financial results. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform its obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, disagreements with a collaborator could develop, and any conflict with a collaborator could lead to litigation and could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, especially if they occur in our collaborations with GSK, Merck or Nestlé Health Science, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products or grow our business or generate sufficient revenues to support our operations, we may not receive contemplated milestone payments and royalties under the collaboration, and we may be involved in litigation. Our collaboration opportunities could be harmed and our financial condition and results of operations could be negatively affected if:

•	we do not achieve our research and development objectives under our collaboration agreements in a timely manner or at all;

•	we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators;

•	we, our collaborators and/or our contract manufacturers do not receive the required regulatory and other approvals necessary for the commercialization of the applicable product;

•	we disagree with our collaborators as to rights to intellectual property that are developed during the collaboration, or their research programs or commercialization activities;

•	we are unable to manage multiple simultaneous collaborations;

•	our collaborators or licensees are unable or unwilling to implement or use the technology or products that we provide or license to them;

•	our collaborators become competitors of ours or enter into agreements with our competitors;

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
We are developing novel biotherapeutic candidates, in particular CDX-6114, our novel oral enzyme product candidate for the treatment of phenylketonuria (“PKU”). The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results. In addition, drug development is highly regulated and requires areas of expertise and capital resources we do not currently possess. In order to market a drug product in the United States, we must undergo the following process required by the FDA:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical studies may begin in the United States;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical study may be initiated;

•
performance of adequate and well-controlled human clinical studies (generally divided into three phases) in accordance with Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of the product candidate for each proposed indication;

•	preparation of and submission to the FDA of a new drug application, or NDA after completion of all clinical studies;

•	potential review of the product candidate by an FDA advisory committee;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the product candidate is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations; and

•	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.
If we fail to comply with applicable FDA or other regulatory requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial penalties, including the FDA’s refusal to approve a pending application, withdrawal of an approval, warning letters, product recalls, and additional enforcement actions.
In October 2017, we entered into a Global Development, Option and License Agreement with Nestlé Health Science pursuant to which we granted to Nestlé Health Science an option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products based on our therapeutic enzyme product candidates for the treatment of hyperphenylalaninemia (“HPA”), including CDX-6114, as well as an exclusive right of first negotiation to obtain an exclusive worldwide license to develop and commercialize any enzyme discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. HPA is a medical condition characterized by mildly or strongly elevated concentrations of the amino acid phenylalanine in the blood. PKU can result in severe HPA. Our efforts to advance our PKU program, including CDX-6114, and any other biotherapeutic candidates that we develop are subject to numerous risks, including the following:

•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we, or Nestlé Health Science, as applicable, are ultimately unable to obtain regulatory approval for CDX-6114 or any other product candidates that we may develop in the future, our business will be harmed. To obtain regulatory approval to market any product candidate, preclinical studies and costly and lengthy clinical trials are required, and the results of the studies and trials are highly uncertain. A failure of one or more pre-clinical or clinical trials can occur at any stage, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical and clinical testing have nonetheless failed to obtain marketing approval of their product candidates.

•
We may find it difficult to enroll patients in our clinical trials given the limited number of patients that have PKU. Any enrollment difficulties could delay clinical trials and any potential product approval.

•
We may experience difficulty or delay in obtaining the FDA’s acceptance of an IND for CDX-6114 or any other product candidates we may seek to enter into clinical development, which would delay initiation of Phase 1 clinical testing. Delays in the commencement or completion of clinical testing could significantly affect our product development costs or the product development costs of our present and any future collaborators. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons. For example, a clinical trial may be suspended or terminated by us, by the Institutional Review Board (IRB) of the institution in which such trial is being conducted, or by the FDA due to a number of factors, including unforeseen safety issues, changes in governmental regulations or lack of adequate funding to continue the clinical trial.

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
Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2017 and 2016, customers that each individually contributed 10% or more of our total revenue accounted for 68% and 69% of our total revenues in 2017 and 2016, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
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
Manufacturing of our enzymes is conducted primarily in three locations: our in-house facility in Redwood City, California, and at two third-party contract manufacturing organizations, Lactosan, GmbH & Co. KG ("Lactosan"), in Kapfenberg, Austria, and DPhar SpA (“DPhar”), in Agnani, Italy. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals business.
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
We currently have supply agreements in place with Lactosan and DPhar. In the absence of a supply agreement, a contract manufacturer will be under no obligation to manufacture our enzymes and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our product sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing facility, it could take two years or longer before our facility is able to produce commercial volumes of our enzymes. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our collaborators or customers and could negatively affect our revenues or operating results.

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
We have recently begun to use our CodeEvolver® protein engineering technology platform to develop new products in the fine chemicals markets. We do not know if we can successfully compete in this new market. This new market is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships. We have currently developed products in the food sector of this market and these products, or any other products that we may develop in the future for the fine chemicals market may not succeed in displacing current products. If we succeed in commercializing new products for the fine chemicals market, we may not generate significant revenues and cash flows from these activities. The failure to successfully deploy products in the fine chemicals space may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.
Our business could be adversely affected if our customers’ products are not received well in the market, if their products, or the processes used by our customers to manufacture their final products, fail to be approved, or if our customers discontinue their development activities for any reason.
Our enzymes are used by our pharmaceutical customers in the manufacture of intermediates and APIs which are then used in the manufacture of final pharmaceutical products by our existing and potential branded and generic drug customers, and by our fine chemicals customers to manufacture food ingredients. Our business could be adversely affected if these final products do not perform in the market as well as expected, or if our customers encounter competition from new entrants into the market with competing, and possibly superior, products. Additionally, many of these pharmaceutical and food products must be reviewed and approved by the FDA in the United States and similar regulatory bodies in other markets prior to commercialization. If our customers who sell branded drugs, which we refer to as innovators, fail to receive regulatory approval for the drugs, fail to receive regulatory approval for new manufacturing processes for previously approved drugs, or decide for business or other reasons to discontinue their drug development activities, our revenues and prospects will be negatively impacted. The process of producing these drugs, and their generic equivalents, is also subject to regulation by the FDA in the United States and equivalent regulatory bodies in other markets. Similarly, if our food ingredient product and other fine chemical customers were to delay or discontinue development on their products, our revenues and prospects will be negatively impacted. If any pharmaceutical or food manufacturing process that uses our enzymes or enzyme technology does not receive required approval by the appropriate regulatory body or if customers decide not to pursue approval, our business could be adversely affected.

Our efforts to deploy our technology in the in vitro molecular diagnostics market may fail.
We have recently begun to use our CodeEvolver® protein engineering technology platform to develop new products for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. We do not know if we can successfully compete in this new market. This new market is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships. Our first proprietary enzyme for this market, which is designed to improve library preparation for NGS users, and any products that we may develop in the future for this market, may not succeed in displacing current products.   If we succeed in commercializing new products for this market, we may not generate significant revenues and cash flows from these activities. The failure to successfully and timely deploy products in this space may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.
Our ability to compete may decline if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights.
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of December 31, 2017, we owned or controlled approximately 1,100 issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our intellectual property rights, as of December 31, 2017, have terms that expire between 2018 and 2038. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals manufacturing and complex chemistry markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.
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
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we have in the past filed, and may in the future be required to file, infringement claims, which can be expensive and time-consuming. See Item 3, “Legal Proceedings.” In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. In legal proceedings against a third party to enforce a patent directed at one of our technologies or products, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product. Such a loss of patent protection would have a material adverse impact on our business.
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
On June 30, 2017 we entered into a credit facility ("Credit Facility") financing arrangement secured by a lien on substantially all of our personal property other than our intellectual property. Although we have made no loans or draws under the Credit Facility as of December 31, 2017, the Credit Facility includes affirmative and negative covenants including, among others, covenants requiring us to achieve consolidated product revenues at minimum levels and restricting our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens and sell assets. The Credit Facility also includes events of default including, among other things, our failure to pay any amounts due under the Credit Facility, a breach of covenants under the Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000 and a final judgment against us in an amount greater than $250,000. If an event of default occurs, it could cause our obligations to become immediately due and payable and our lender would be entitled to foreclose against the collateral securing the indebtedness, including our cash. If our indebtedness were to be accelerated, we may be unable to repay such debt and, therefore, such acceleration could materially and adversely affect our business and financial condition. For more information regarding our compliance with our financial covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our total assets reflect goodwill of $3.2 million and other long-lived assets of $3.1 million as of December 31, 2017. Under accounting principles generally accepted in the United States (“GAAP”), we review goodwill for impairment on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review our long lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances (i.e., information that indicates an impairment might exist) could include: a significant decrease in the market price of our common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in our industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life. We tested long-lived assets for impairment as of December 31, 2017. Based on our analysis, we determined that the fair value of the assets exceeded their carrying value and that no impairment was necessary as of December 31, 2017. Nevertheless, we may experience additional events or changes in circumstances in the future that we determine to be indicators of impairment and that may in turn require us to undertake impairment analysis in future periods. Depending on the circumstances and judgments made at such future time, the outcome of the analysis may require us to recognize impairment.
We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or other long-lived assets is determined, resulting in an adverse impact on our financial position and results of operations.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. In particular, in order to be able to comply with the requirements of the revenue recognition standard under Accounting Standards Codification, or ASC 606, we have been updating and enhancing our internal accounting processes and our internal controls over financial reporting. This has required, and will continue to require, additional investments by us, and may require incremental resources that could increase our operating costs in future periods.

Further, the timing of recognition for our product sales under certain license and supply agreements and research and development revenues, on or after January 1, 2018, will change as a result of the new ASC 606 standard.
If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
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
The products that we develop for our food and food ingredient customers are, and any other products that we may develop for the food and food ingredients market will likely be, subject to regulation by various government agencies, including the FDA, state and local agencies and similar agencies outside the United States, as well as religious compliance certifying organizations. Food ingredients are regulated by the FDA either as food additives or as substances generally recognized as safe (“GRAS”). A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. While we generally self-affirm GRAS status for the products that we develop for the food market, our customer(s) will need to submit a GRAS Notice of Determination for its final commercial product. There can be no assurance that our customer(s) will not receive any objections from the FDA to their Notice of Determination. If the FDA were to disagree with our customer’s determination, they could ask our customer to voluntarily withdraw the final commercial product from the market or could initiate legal action to halt its sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization. The food additive petition process is generally expensive and time consuming, with approval, if secured, potentially taking years.
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
We are aware that other companies, including Royal DSM, N.V. (“DSM”), BASF, and Novozymes have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Academic institutions such as the California Institute of Technology, the Max Planck Institute and the Austrian Centre of Industrial Biotechnology are also working in this field. Technological development by others may result in our products and technologies, as well as products developed by our customers using our biocatalysts, becoming obsolete.
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
The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, such as Novozymes, as well as subsidiaries of larger CRO/CMOs, such as DSM, Cambrex Corporation and Almac Group Ltd. There is also competition in the customized and optimized enzyme area from several smaller companies, such as BRAIN AG, Arzeda, c-LEcta GmbH, Gingko Bioworks and Evocatal GmbH.
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
There are numerous companies that participate in the biotherapeutics market generally and the PKU market specifically. Many of these companies are large, successful and well-capitalized. BioMarin Pharmaceutical Inc. (“BioMarin”) and Daiichi Sankyo Company market Kuvan® in the United States, Europe and Japan for the treatment of a certain type of PKU. The FDA is currently reviewing a biologics license application (“BLA”) from BioMarin for an injectable enzyme substitution therapy for the potential treatment of PKU. Shire Plc, Genzyme / Sanofi S.A. and other companies market or are actively developing new biotherapeutics. There are numerous companies that are developing other forms of therapeutics, such as small molecules and gene therapies, which could compete with biotherapeutics.
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
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.
The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly changed how the U.S. imposes income tax on multinational corporations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a partially territorial system, and a one-time transition tax on the mandatory deemed repatriation of accumulated foreign earnings as of December 31, 2017. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously required under U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, and as we perform additional analysis on the application of the law, and refine estimates in calculating the effect of the Tax Act, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”), to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs are not subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs reflected in our financial statements, even if we attain profitability.

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
Based on the number of shares outstanding as of December 31, 2017, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 39% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of December 31, 2017, one stockholder beneficially owned approximately 14% of our common stock in the aggregate.
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

Our lease with Metropolitan Life Insurance Company (“MetLife”) includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the “Penobscot Space”), approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”), and approximately 29,900 square feet of space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). The term of the lease of the Penobscot Space, the Building 2 Space and the Saginaw Space lasts until January 31, 2020, and we have options to extend for two additional five year periods. In February 2014, we agreed to sublease approximately 26,500 square feet of the Saginaw Space to a subtenant for a period of three years. The subtenant has exercised an option to extend the sublease term until April 14, 2019. In January 2015, we agreed to sublease approximately 3,400 square feet of the Saginaw Space to a subtenant for a period which ended on May 31, 2017. In October 2015, we agreed to sublease approximately 20,200 square feet of the Penobscot Space to a subtenant through November 30, 2019.
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

ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any material pending litigation or other material legal proceedings.
In February 2018, we and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, “EnzymeWorks”), Junhua Tao, and Andrew Tao reached a settlement concerning the lawsuit filed by us in February 2016 against EnzymeWorks, Junhua Tao, and Andrew Tao in the United States District Court for the Northern District of California. The parties have entered into a settlement agreement, the terms of which are confidential. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice.

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

Fiscal 2017	High	Low
First Quarter	$5.29	$3.60
Second Quarter	5.45	3.95
Third Quarter	6.70	4.80
Fourth Quarter	8.55	5.70

Fiscal 2016	High	Low
First Quarter	$4.50	$2.93
Second Quarter	4.34	3.00
Third Quarter	4.63	3.87
Fourth Quarter	5.25	4.31
As of February 28, 2018, there were approximately 133 stockholders of record. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid cash dividends on our common stock, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. In addition, unless waived, the terms of our credit facility prohibit us from paying any cash dividends and other distributions. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.
Credit Facility
Effective June 30, 2017, we entered into a credit facility consisting of a term debt note for loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Covenants in the credit facility limit our ability to pay dividends or make other distributions. For additional information see Note 13 "Commitments and Contingencies" in the accompanying notes to the consolidated financial statements.

Stock Price Performance Graph
The following tabular information and graph compare our total common stock return with the total return for (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index for the period December 31, 2012 through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price on December 31, 2012 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on December 31, 2012 and the reinvestment of dividends into shares of common stock. The comparisons in the table and graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. The tabular information and graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

				December 31,
$100 investment in stock or index	Ticker	2012	2013	2014	2015	2016	2017
Codexis, Inc.	CDXS	$100.00	$63.35	$114.03	$191.40	$208.14	$377.83
Nasdaq Composite Index	IXIC	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
Nasdaq Biotechnology Index	NBI	$100.00	$165.61	$222.08	$248.21	$195.22	$237.45

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
We derived the consolidated statements of operations data for the fiscal years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended December 31, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this filing. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.
SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues:
Product sales	$26,685	$15,321	$11,376	$13,064	$20,423
Research and development revenues	20,748	31,316	25,599	14,945	6,868
Revenue sharing arrangement	2,591	2,200	4,829	7,298	4,631
Total revenues	50,024	48,837	41,804	35,307	31,922
Costs and operating expenses:
Cost of product sales	14,327	9,753	6,586	9,726	14,554
Research and development	29,659	22,229	20,673	22,755	31,606
Selling, general and administrative	29,008	25,419	22,315	21,937	26,908
Total costs and operating expenses	72,994	57,401	49,574	54,418	73,068
Loss from operations	(22,970)	(8,564)	(7,770)	(19,111)	(41,146)
Interest income	147	60	19	18	60
Other expense	(92)	(94)	(168)	(234)	(304)
Loss before income taxes	(22,915)	(8,598)	(7,919)	(19,327)	(41,390)
Provision for (benefit from) income taxes	81	(40)	(338)	(256)	(87)
Net loss	$(22,996)	$(8,558)	$(7,581)	$(19,071)	$(41,303)
Net loss per share, basic and diluted	$(0.50)	$(0.21)	$(0.19)	$(0.50)	$(1.08)
Weighted average common shares used in computing net loss per share, basic and diluted	46,228	40,629	39,438	38,209	38,231

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheets Data:	(In Thousands)
Cash, cash equivalents and short-term investments	$31,219	$19,240	$23,273	$26,487	$25,135
Working capital	20,087	14,860	17,998	19,272	24,582
Total assets	53,625	35,648	44,647	48,122	58,840
Total liabilities	29,078	16,549	21,768	21,811	17,357
Total stockholders’ equity	24,547	19,099	22,879	26,311	41,483

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
We are also a pioneer in the harnessing of computational technologies to drive biology advancements. Over the last fifteen years, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform, the primary source of our competitive advantage. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine our large and continuously growing library of protein variants’ performance attributes. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling delivery of targeted performance enhancements in a time-efficient manner. In addition to its computational prowess, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and process development which are all coordinated to create our novel protein innovations.
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
More recently, we are also using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestec Ltd. (“Nestlé Health Science”) to advance CDX-6114, our own novel enzyme biotherapeutic candidate for the potential treatment of PKU disease. We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of generating additional product candidates targeting other therapeutic areas.
We have also used our technology to develop an enzyme for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and genomic research applications.
Results of Operations Overview
Revenues were $50.0 million in 2017, a 2% increase from $48.8 million in 2016. Product sales, which consist primarily of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits, were $26.7 million in 2017, an increase of 74% compared with $15.3 million in 2016. The increase was primarily due to higher customer demand from existing customers in 2017 as compared to 2016.
Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $20.7 million in 2017, a decrease of 34%, compared with $31.3 million in 2016. The revenue decrease in 2017 was primarily due to the presence of $22.5 million of non-recurring revenues from the technology transfer of our proprietary CodeEvolver® protein engineering platform technology to Merck and GSK in 2016.
Revenues from the revenue sharing arrangement were $2.6 million in 2017, an increase of 18%, compared with $2.2 million in 2016. The increase is primarily attributable to revenue of $1.5 million from Exela in 2017 for an exclusive license under Codexis licensed know-how technology in connection with the termination of our revenue sharing arrangement with them. We do not expect future revenues from our revenue sharing arrangement with Exela due to the termination of our arrangement in the fourth quarter of 2017.
Product gross margins increased to 46% in 2017, compared to 36% in 2016 due to improved sales mix.
Research and development expenses were $29.7 million in 2017, an increase of 33% from $22.2 million in 2016. The increase was primarily due to increased spending on development of CDX-6114, our product candidate for the potential treatment of PKU, and increased costs associated with higher headcount.
Selling, general and administrative expenses were $29.0 million in 2017, an increase of 14% compared to $25.4 million in 2016. The increase was primarily due to higher legal expenses relating to intellectual property and increased costs associated with higher headcount.
Net loss was $23.0 million, or a net loss of $0.50 per share, in 2017 compared to a net loss of $8.6 million, or a net loss of $0.21 per share, in 2016. The increases in net loss and net loss per share are primarily due to higher research and development expense and selling, general and administrative expense as noted above.
Cash and cash equivalents increased to $31.2 million as of December 31, 2017 compared to $19.2 million as of December 31, 2016. In addition, net cash used in operations was $8.8 million in 2017, as compared to net cash used in operations of $2.7 million in 2016.

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
We received a $6.0 million up-front license fee upon execution of the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone and recognized the related milestone payment of $6.5 million. In April 2016, we completed the transfer of the CodeEvolver® protein engineering platform technology to GSK and earned milestone revenue of $7.5 million, for which payment was received in June 2016. In the third quarter of 2016, we earned the first contingent payment under the agreement related to the development of an enzyme for an already-commercialized GSK product. We also have the potential to receive additional cumulative contingent payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology.
The up-front license fee of $6.0 million was being recognized ratably over the three-year technology transfer period beginning in July 2014. As the technology transfer was completed earlier than anticipated, we recognized license fees of nil and $3.0 million, respectively, in 2017 and 2016, as research and development revenue. As of December 31, 2017 and 2016, all deferred revenue from GSK has been recognized upon completion of the technology transfer.
See Item 1, “Business-Our Market Opportunities-Licensing Our CodeEvolver® Protein Engineering Technology Platform-GlaxoSmithKline” for a more detailed description of the GSK CodeEvolver® Agreement.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer and license agreement (the "Merck CodeEvolver® Agreement") with Merck, which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, which was being recognized ratably over the estimated two-year platform technology transfer period. In September 2015, we achieved the first milestone under the Merck CodeEvolver® Agreement and earned milestone revenue of $5.0 million. In September 2016, we completed the transfer of the engineering platform technology and earned milestone revenue of $8.0 million. We received the $8.0 million milestone payment in the fourth quarter of 2016. As the technology transfer was completed earlier than anticipated, we recognized license fees of $4.0 million and $1.0 million, respectively, in 2016 and 2015, as research and development revenue. There were no remaining up-front license fees or milestone payments to record in 2017. As of December 31, 2017 and 2016, all deferred revenue from Merck has been recognized upon completion of the technology transfer. Additionally, we recognized research and development revenue of $3.6 million and $3.0 million as of December 31, 2017 and 2016, respectively, for various research projects under our collaborative arrangement.
Following the completion of the technology transfer, we may be eligible to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform.
See Item 1, “Business-Our Market Opportunities-Licensing Our CodeEvolver® Protein Engineering Technology Platform-Merck” for a more detailed description of the Merck CodeEvolver® Agreement.
Global Development, Option and License Agreement and Strategic Collaboration Agreement
In October 2017, we entered into a Global Development, Option and License Agreement (the “Nestlé Agreement”) with Nestlé Health Science pursuant to which we granted to Nestlé Health Science, under certain of our patent rights and know-how: (i) an option (the “Option”) to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products (each, a “Product”) based on CDX-6114 and our other therapeutic enzyme product candidates for the treatment of hyperphenylalaninemia (“HPA”), and (ii) an exclusive right of first negotiation (the “Right of First Negotiation”) to obtain an exclusive worldwide license to develop and commercialize up to two enzymes discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. HPA is a medical condition characterized by mildly or strongly elevated concentrations of the amino acid phenylalanine in the blood. In addition, under the Nestlé Agreement, we will perform development activities on CDX-6114 pursuant to an agreed-upon development plan, including a Phase 1a clinical study as well as development of solid dosage formulation objectives. The Option to obtain the license can be exercised by Nestlé Health Science (in its sole discretion) after the effectiveness of an Investigational New Drug Application (“IND”) filed by us with the U.S. Food and Drug Administration (“FDA”) for the study of the initial compound for the treatment of HPA and the completion of a Phase Ia clinical study (the “License Effective Date”). The Option will expire 60 days after the Option Trigger Date if unexercised by Nestlé Health Science. If Nestlé Health Science exercises the Option and determines that a filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) is necessary in connection with the Option exercise, our obligation to grant the license under the Option will expire if the HSR filing does not receive clearance within 180 days of filing and such delay is not attributable to any material failure on our part to cooperate in the HSR review process.
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement of which we recognized development fees of $7.2 million in 2017 as research and development revenue. As of December 31, 2017, we had deferred revenue related to the remaining $6.8 million of development fees. We are eligible to receive a $4.0 million progress payment after the commencement of Phase 1a clinical trial. In the event Nestlé Health Science exercises the Option, they will be obligated to pay us $3.0 million within 60 days after the License Effective Date. The upfront payment is being recognized using a proportional performance model based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. Other potential payments from Nestlé Health Science under the Nestlé Agreement include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we recognized research and development fees of $0.5 million in 2017. As of December 31, 2017, we had deferred revenue of $1.1 million.
See Item 1, “Business-Our Market Opportunities-Pharmaceutical Market-Our Solutions for the Pharmaceutical Market-Self-Funded Biotherapeutic Product Development- Nestlé Health Science” for a more detailed description of the Nestlé Agreement.

Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,			% of Total Revenues
	2017	2016	2015	2017	2016	2015
Revenues:
Product sales	$26,685	$15,321	$11,376	53%	31%	27%
Research and development revenues	20,748	31,316	25,599	42%	64%	61%
Revenue sharing arrangement	2,591	2,200	4,829	5%	5%	12%
Total revenues	50,024	48,837	41,804	100%	100%	100%
Costs and operating expenses:
Cost of product sales	14,327	9,753	6,586	29%	20%	16%
Research and development	29,659	22,229	20,673	59%	46%	49%
Selling, general and administrative	29,008	25,419	22,315	58%	52%	53%
Total costs and operating expenses	72,994	57,401	49,574	146%	118%	119%
Loss from operations	(22,970)	(8,564)	(7,770)	(46)%	(18)%	(19)%
Interest income	147	60	19	—%	—%	—%
Other expense	(92)	(94)	(168)	—%	—%	—%
Loss before income taxes	(22,915)	(8,598)	(7,919)	(46)%	(18)%	(19)%
Provision for (benefit from) income taxes	81	(40)	(338)	—%	—%	(1)%
Net loss	$(22,996)	$(8,558)	$(7,581)	(46)%	(18)%	(18)%
Revenues
Our revenues are comprised of product sales, research and development revenues and a revenue sharing arrangement.

•	Product sales consist of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits.

•	Research and development revenues include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, and optimization and screening fees.

•	Revenue sharing arrangement is recognized based upon sales of licensed products by Exela.

				Change
	Years Ended December 31,			2017		2016
(In Thousands)	2017	2016	2015	$	%	$	%
Product sales	$26,685	$15,321	$11,376	$11,364	74%	$3,945	35%
Research and development revenues	20,748	31,316	25,599	(10,568)	(34)%	5,717	22%
Revenue sharing arrangement	2,591	2,200	4,829	391	18%	(2,629)	(54)%
Total revenues	$50,024	$48,837	$41,804	$1,187	2%	$7,033	17%
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

2017 compared to 2016
Total revenues increased $1.2 million in 2017 to $50.0 million, as compared to 2016. The increase was driven by growth in product sales of $11.4 million or 74% and an increase of $0.4 million in revenue sharing arrangement, offset by a decrease of $10.6 million in research and development revenues.
Product sales, which consist primarily of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits, were $26.7 million in 2017, an increase of 74% compared with $15.3 million in 2016. The increase was primarily due to higher customer demand in 2017 as compared to 2016, in particular higher sales of enzymes to the existing 2016 customer base.
Research and development revenues decreased $10.6 million in 2017 to $20.7 million, as compared to 2016. The revenue decrease in 2017 was primarily due to the absence of $22.5 million of non-recurring revenues from the technology transfer of our proprietary CodeEvolver® protein engineering platform technology to Merck and GSK in 2016, and was comprised of a milestone payment of $8.0 million from Merck, a milestone payment of $7.5 million from GSK and $7.0 million in recognition of license fees under both agreements. The revenue decrease in 2017 was partially offset by revenues of $13.1 million for research services under our agreements with Nestlé Health Sciences, Tate & Lyle and Novartis.
Revenue sharing arrangement increased $0.4 million in 2017 to $2.6 million, as compared to 2016. This includes $1.5 million in revenue from Exela in 2017 for granting them an exclusive license and for loss of agreed upon future revenues from the license agreement as a result of mutual termination of our revenue sharing arrangement. We do not expect future revenues from the revenue sharing arrangement due to the termination of the arrangement in the fourth quarter of 2017.
2016 compared to 2015
Total revenues increased $7.0 million in 2016 to $48.8 million, as compared to 2015. The increase was driven by an increase of $5.7 million in research and development revenues, plus growth in product sales of $3.9 million, partially offset by a decrease of $2.6 million in revenues from our revenue sharing arrangement.
Product sales increased $3.9 million in 2016 to $15.3 million, as compared to 2015. The increase was primarily due to higher customer demand in 2016 as compared to 2015, in particular higher sales of enzymes for Merck’s manufacture of Sitagliptin.
Research and development revenues increased $5.7 million in 2016 to $31.3 million, as compared to 2015. The increase was primarily due to the completion of the second and final phase in the transfer of our proprietary CodeEvolver® protein engineering platform technology to Merck under the Merck CodeEvolver® Agreement, which resulted in revenue recognition of an $8.0 million milestone payment and an increase of $3.0 million in revenue recognition from the early completion of the technology transfer, and the achievement of the third and final milestone in the transfer of our proprietary CodeEvolver® protein engineering platform technology to GSK under the GSK CodeEvolver® Agreement which resulted in revenue recognition of a $7.5 million milestone payment and an increase of $1.0 million in revenue recognition from the early completion of the technology transfer. The revenue increases in 2016 were partially offset by 2015 revenues from a $6.5 million milestone under the GSK CodeEvolver® Agreement, a $5.0 million milestone under the Merck CodeEvolver® Agreement and a $3.1 million final settlement of a royalty-related arrangement by a customer.
Revenue sharing arrangement decreased $2.6 million in 2016 to $2.2 million, as compared to 2015. The decrease was the result of the expiration of the formulation patent for Argatroban in June 2014, allowing for generic competition in the subsequent quarters.
Cost and Operating Expenses

				Change
	Years Ended December 31,			2017		2016
(In Thousands)	2017	2016	2015	$	%	$	%
Cost of product sales	$14,327	$9,753	$6,586	$4,574	47%	$3,167	48%
Research and development	29,659	22,229	20,673	7,430	33%	1,556	8%
Selling, general and administrative	29,008	25,419	22,315	3,589	14%	3,104	14%
Total operating expenses	$72,994	$57,401	$49,574	$15,593	27%	$7,827	16%

Cost of Product Sales
Cost of product sales comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product sales.
2017 compared to 2016
Cost of product sales increased $4.6 million in 2017 to $14.3 million, as compared to 2016. The increase was primarily due to higher product sales. Product gross margin increased to 46% in 2017 as compared to 36% in 2016 due to an increase in higher margin sales of enzymes to four customers.
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
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as collaborative research and development activities. These costs primarily consist of (i) employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), (ii) various allocable expenses, which include occupancy-related costs, supplies, depreciation of facilities and laboratory equipment, and (iii) external costs. Research and development expenses are expensed when incurred.
2017 compared to 2016
Research and development expenses were $29.7 million in 2017 compared to $22.2 million in 2016, an increase of $7.4 million or 33%. The increase was primarily due to a $7.2 million increase in outside services, which were mostly related to the development project for CDX-6114, an increase of $1.5 million in costs associated with higher headcount relating to additional research and development projects, including the development of CDX-6114, and an increase of $0.7 million in lab supplies, which were partially offset by lower amortization of intangibles.
2016 compared to 2015
Research and development expenses were $22.2 million in 2016 compared to $20.7 million in 2015, an increase of $1.6 million or 8%. The increase was primarily due to higher consulting fees related to the evaluation of potential new drug development targets, higher outside services related to enzyme biotherapeutic product development projects, and increased costs associated with higher headcount, which were partially offset by lower amortization of intangibles.
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
2017 compared to 2016
Selling, general and administrative expenses were $29.0 million in 2017 compared to $25.4 million in 2016, an increase of $3.6 million or 14%. The increase was primarily due to an increase of $1.9 million in costs associated with higher headcount, including stock-based compensation costs, an increase of $1.2 million in legal expenses relating to intellectual property and contracts and higher consulting fees, partially offset by lower depreciation expense.
2016 compared to 2015
Selling, general and administrative expenses were $25.4 million in 2016 compared to $22.3 million in 2015, an increase of $3.1 million or 14%. The increase was primarily due to higher legal expenses relating to intellectual property and higher consulting fees relating to exploration of new business development opportunities, and increased costs associated with higher headcount, partially offset by lower facilities costs due to sublease income received in 2016.

Other Income (Expense), net

				Change
	Years Ended December 31,			2017		2016
(In Thousands)	2017	2016	2015	$	%	$	%
Interest income	$147	$60	$19	$87	145%	$41	216%
Other expense	(92)	(94)	(168)	(2)	(2)%	(74)	(44)%
Total other income (expense), net	$55	$(34)	$(149)	$(89)	(262)%	$(115)	(77)%
Interest Income
Interest income increased by $87 thousand in 2017 compared to 2016, and increased by $41 thousand in 2016 compared to 2015. The changes were primarily due to higher interest rates on our cash equivalents and short-term investments portfolio.
Other Expense
Other expense decreased by $2 thousand in 2017 compared to 2016 and decreased by $74 thousand in 2016 compared to 2015. The changes were primarily due to fluctuations in foreign currency.
Provision for (benefit from) Income Taxes

				Change
	Years Ended December 31,			2017		2016
(In Thousands)	2017	2016	2015	$	%	$	%
Provision for (benefit from) income taxes	$81	$(40)	$(338)	$(121)	(303)%	$(298)	(88)%
The increase in income taxes for 2017 is primarily related to taxes on foreign earnings and an increase in the deferred tax liability for accrued future withholding taxes on dividends. The benefit from income taxes for 2016 is primarily related to a reduction in the deferred tax liability for accrued future withholding taxes on dividends. The benefit from income taxes for 2015 is primarily related to unrealized gains from changes in the fair value of our investment in CO2 Solutions. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Net Loss
Net loss for 2017 was $23.0 million, or a net loss per basic and diluted share of $0.50. This compares to a net loss of $8.6 million, or a net loss per basic and diluted share of $0.21, for 2016. The increase in net loss for 2017 over 2016 is primarily related to a decrease in research and development revenues and an increase in research and development expenses which were partially offset by an increase in revenues from product sales. The increase in net loss for 2016 over a net loss of $7.6 million, or a net loss per basic and diluted share of $0.19, for 2015 is primarily related to an increase in research and development expenses and selling, general and administrative expenses which were partially offset by an increase in revenues from product sales and from research and development.

Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public offerings of our common stock. We also have the ability to borrow up to $15.0 million under our Credit Facility. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. The majority of our cash and investments are held in U.S. banks, and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
The following summarizes our cash and cash equivalents balance and working capital as of December 31, 2017, 2016 and 2015:

	December 31,
(In Thousands)	2017	2016	2015
Cash and cash equivalents	$31,219	$19,240	$23,273
Working capital	20,087	14,860	17,998
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
We are actively collaborating with new and existing customers in the pharmaceutical and food industries. We believe that we can utilize our current products and services, and develop new products and services, to increase our revenues and gross margins in future periods.
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver® protein engineering technology platform, and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from licensing our technology to major pharmaceutical companies, product sales and collaborative research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from licensing our technology to major pharmaceutical companies, and our customers for purchases of products and/or collaborative research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
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
On December 9, 2016, we filed a registration statement on Form S-3 with the SEC, under which we may sell an aggregate of up to $80.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The SEC declared the registration statement effective on January 10, 2017. Subsequently, in April 2017, we completed an underwritten public offering of approximately 6.3 million shares of our common stock at an offering price of $4.00 per share. The net proceeds to us were approximately $23.2 million after deducting offering costs and the underwriting discounts and commissions.
In June 2017, we entered into the Credit Facility, which consists of term debt for loans that allow us to borrow up to $10.0 million and a revolving credit facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. We may draw on the term debt at any time prior to June 30, 2018, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. No amounts were drawn down under the credit facility as of December 31, 2017. At December 31, 2017, we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 13 "Commitments and Contingencies" in the accompanying notes to the consolidated financial statements.
On October 12, 2017 (the “Effective Date”), we entered into a Global Development, Option and License Agreement (the Nestlé “Agreement”) with Nestec Ltd. (“Nestlé Health Science”).
Pursuant to the Nestlé Agreement, Nestlé Health Science paid us an upfront cash payment of $14.0 million and they are also obliged to pay us an additional $4.0 million upon the initiation of a Phase 1 trial in 2018. In the event Nestlé Health Science exercises the option, to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize CDX-6114 and other products for the treatment of HPA, they will be obliged to pay us $3.0 million. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
As of December 31, 2017, we had cash and cash equivalents of $31.2 million and $15.0 million available to borrow under our Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our Credit Facility. We may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
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
Cash Flows
The following is a summary of cash flows for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Net cash used in operating activities	$(8,763)	$(2,701)	$(433)
Net cash used in investing activities	(908)	(842)	(1,257)
Net cash provided by (used in) financing activities	21,650	(490)	(1,524)
Net increase (decrease) in cash and cash equivalents	$11,979	$(4,033)	$(3,214)
Cash Flows from Operating Activities
Cash used in operating activities was $8.8 million in 2017, which resulted from a net loss of $23.0 million adjusted for non-cash depreciation and amortization of $1.0 million and stock-based compensation of $7.1 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included increases in deferred revenue of $11.0 million primarily related to the Nestlé Agreement, an increase in accounts receivable of $5.7 million, and an increase in other accrued liabilities of $1.4 million, offset by lower accounts payable of $0.8 million due to the timing of payment of invoices.
Cash used in operating activities was $2.7 million in 2016, which resulted from a net loss of $8.6 million adjusted for non-cash depreciation and amortization of $4.5 million and stock-based compensation of $5.7 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included decreases in deferred revenue of $6.4 million primarily related to revenue recognition on the achievement of milestones from collaborative arrangements with Merck and GSK, an increase of $0.8 million in restricted cash reflecting the funding of a reserve to satisfy the funding obligations of our subsidiary in India, partially offset by a decrease in accounts receivable of $1.4 million, and increases in accrued compensation of $1.0 million primarily due to higher payroll costs and higher accounts payable of $0.9 million due to the timing of payment of invoices.
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
Cash Flows from Investing Activities
Cash used in investing activities was $0.9 million in 2017 primarily due to the purchase of property and equipment. We expect capital spending for 2018 to be approximately $1.0 million primarily for replacement and upgrades of lab equipment.
Cash used in investing activities was $0.8 million in 2016, primarily due to the purchase of property and equipment.
Cash used investing activities was $1.3 million in 2015, primarily due to the purchase of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities was $21.7 million in 2017, primarily due to net proceeds from our offering of common stock after deducting underwriting discounts and commission and related costs and proceeds from the exercises of employee stock options which were partially offset by the payment of taxes related to the net share settlement of equity awards.
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
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2017 (in thousands):

	Payments due by period
(in Thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years
Capital lease obligations	$565	$252	$313	$—
Operating leases obligations (1)	7,708	3,185	3,992	531
Total (2)	$8,273	$3,437	$4,305	$531

(1)
Represents future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2017 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. In addition, amounts have not been reduced by future minimum sublease rentals of $1.2 million to be received under non-cancellable subleases.

(2)	Excludes $0.7 million of uncertain tax liabilities for which we cannot make a reasonably reliable estimate of the period of cash settlement.
Other Commitments
We have other commitments related to supply and service arrangements entered into in the normal course of business. For additional information about other commitments, see Note 13 "Commitments and Contingencies" in the accompanying notes to the consolidated financial statements. Future minimum payments reflect amounts those obligations are expected to have on our liquidity and cash flows in future period and include obligations subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	April 2017	1,082
Service agreement for stability study	July 2017	398
Service agreement for clinical trial	December 2017	294
Total other commitments		$3,467
On June 30, 2017, we entered into the Credit Facility which consists of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million with an accounts receivable borrowing base of 80% of certain eligible accounts receivable. We may draw on the term debt at any time prior to June 30, 2018, subject to customary conditions for funding including, among others that no event of default exists. We may draw on the revolving line of credit at any time prior to the maturity date. The Credit Facility terminates July 1, 2021. Term debt loans bear interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. No amounts were drawn down under the Credit Facility as of December 31, 2017. For additional information about our credit facility, see Note 13 "Commitments and Contingencies" in the accompanying notes to the consolidated financial statements.

Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue ratably over the term of our estimated performance period under the agreement or using the proportional performance method based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete our performance obligations under the agreement. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation including assumptions regarding the number of internal hours required to complete the project and external effort incurred. We determine the estimated performance periods, and they are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore, to revenue recognized, would occur on a prospective basis in the period that the change was made.
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
Revenue Sharing Arrangement
We recognize revenues from a revenue sharing arrangement based upon sales of licensed products by our revenue sharing partner Exela PharmSci, Inc. (“Exela”) (see Note 14 - Related Party Transactions to our consolidated financial statements). We recognize revenues net of product and selling costs upon notification from our revenue sharing partner of our portion of net profit based on the contractual percentage from the sale of licensed product.
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
Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”), performance based options (“PBOs”), and performance-contingent restricted stock units (“PSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. The vesting of PBOs and PSUs awarded is conditioned upon the attainment of one or more performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to the PBOs and PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
Stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated annual forfeiture rates for stock options, RSUs, PSUs, PBOs and RSAs are based on our historical forfeiture experience.
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

Impairment of Long-Lived Assets
Our long-lived assets include property and equipment and fully amortized acquired technology. We determined that we have a single entity wide asset group ("Asset Group"). The directed evolution technology patent portfolio acquired from Maxygen ("Core IP") is an important component of the Asset Group since it is the base technology for all aspects of our research and development activities, and represents the basis for all of our identifiable cash flow generating capacity. However, the Core IP became fully amortized in 2016 and there are no finite-lived intangible assets with a net carrying value on our consolidated balance sheet as of December 31, 2017.
We evaluate the carrying value of long-lived assets, including property and equipment, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future net undiscounted cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows.
No impairment charges for long-lived assets were recorded during the year ended December 31, 2017, 2016 and 2015.
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
Goodwill amounts have been recorded as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value, by applying the acquisition method. Goodwill is not subject to amortization. Goodwill was tested for impairment at fiscal year-end of 2017 and concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. During 2017, 2016 and 2015, we did not record impairment charges related to goodwill.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31,

2017, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
The Tax Reform Act of 1986 and similar state provisions limit the use of NOL carryforwards in certain situations where equity transactions result in a change of ownership as defined by Code Section 382. In the event we should experience such an ownership change, as defined, utilization of our federal and state NOL carryforwards could be limited.
We maintain a full valuation allowance against net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
Changes to Tax Law

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Code. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (vii) creating a tax on global intangible low-taxed income (GILTI) of foreign subsidiaries; (viii) creating a new limitation on deductible interest expense; (ix) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (x) modifying the officer’s compensation limitation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. The income tax effects of the Tax Act for which the accounting is incomplete include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have made reasonable provisional estimates for each of these items; however these estimates may be affected by other analyses related to the Tax Act, including but not limited to, any deferred adjustments related to the filing of our 2017 federal and state income tax returns and further guidance yet to be issued.

Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we remeasured our deferred tax assets and liabilities and offsetting valuation allowance in the current period. There was no impact to tax expense as the remeasurement of net deferred tax assets was completely offset by a corresponding change in valuation allowance. The provisional reduction to U.S. deferred tax assets and the offsetting valuation allowance was $34.1 million. While we were able to make a reasonable estimate of the impact of the reduction in corporate rate, this estimate may be affected by other analyses related to the Tax Act, including, but not limited to, any deferred adjustments related to the filing of our 2017 federal and state tax returns and our calculation of the state tax effect of adjustments made to federal temporary differences. We have not yet completed our calculation of the total post-1986 foreign earnings and profits (“E&P”) for our foreign subsidiaries as E&P will not be finalized until the federal income tax return is filed.  However, we have prepared a provisional estimate and do not expect to incur a taxable income inclusion from the deemed repatriation of accumulated foreign earnings due to an accumulated deficit in foreign earnings and profits.

The GILTI provisions in the Tax Act will require us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We are currently assessing the GILTI provisions and have not yet selected an accounting policy for its application; however, we do not anticipate that it will have a material impact on our future tax expense as the operations of our non-U.S. subsidiaries are not material.

The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and imposes a minimum base erosion anti-abuse tax if greater than regular tax. We do not expect to be subject to this tax based on its assessment of the BEAT provisions.

Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2 to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $31.2 million at December 31, 2017. These amounts were invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2017, our results of operations and cash flows would not be materially affected.
Foreign Currency Risk
We have sales activities outside the United States with foreign currency denominated assets and liabilities, primarily in Euro and Indian rupee. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the United States dollar may affect the price competitiveness of our products outside the United States. The effect of a 10% unfavorable change in exchange rates on foreign denominated receivables and cash as of December 31, 2017 would have had foreign exchange losses of approximately $0.1 million recognized as a component of other expense in our consolidated statement of operations. We did not engage in hedging transactions in 2017, 2016 and 2015.
Equity Price Risk
As described further in Note 5 to the Consolidated Financial Statements, we have an investment in common shares of CO2 Solutions Inc., a company based in Quebec, Canada (“CO2 Solutions”), whose shares are publicly traded in Canada on the TSX Venture Exchange. As of December 31, 2017, the fair value of our investment in CO2 Solutions’ common stock was $0.7 million with an unrealized gain of $0.1 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the United States dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solutions’ common shares as of December 31, 2017 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our consolidated statement of comprehensive loss. The effect of a 10% unfavorable change in the exchange rates between the United States dollar and the Canadian dollar as of December 31, 2017 would have been an unrealized loss of approximately $0.1 million, recognized as a component of our consolidated statements of comprehensive loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Codexis, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Codexis, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2013.
San Jose, California
March 15, 2018

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on Internal Control over Financial Reporting
We have audited Codexis, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
San Jose, California
March 15, 2018

Codexis, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$31,219	$19,240
Accounts receivable, net of allowances of $34 at December 31, 2017 and $421 at December 31, 2016	11,800	5,924
Inventories	1,036	825
Prepaid expenses and other current assets	984	1,238
Total current assets	45,039	27,227
Restricted cash	1,557	1,624
Marketable securities	671	1,142
Property and equipment, net	2,815	2,155
Goodwill	3,241	3,241
Other non-current assets	302	259
Total assets	$53,625	$35,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,545	$4,232
Accrued compensation	4,753	4,314
Other accrued liabilities	4,362	2,111
Deferred revenue	12,292	1,710
Total current liabilities	24,952	12,367
Deferred revenue, net of current portion	1,501	1,066
Lease incentive obligation, net of current portion	460	885
Financing obligation, net of current portion	302	—
Other long-term liabilities	1,863	2,231
Total liabilities	29,078	16,549

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 48,365 and 41,255 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	5	4
Additional paid-in capital	340,079	311,164
Accumulated other comprehensive loss	(472)	—
Accumulated deficit	(315,065)	(292,069)
Total stockholders’ equity	24,547	19,099
Total liabilities and stockholders’ equity	$53,625	$35,648

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Product sales	$26,685	$15,321	$11,376
Research and development revenues	20,748	31,316	25,599
Revenue sharing arrangement	2,591	2,200	4,829
Total revenues	50,024	48,837	41,804
Costs and operating expenses:
Cost of product sales	14,327	9,753	6,586
Research and development	29,659	22,229	20,673
Selling, general and administrative	29,008	25,419	22,315
Total costs and operating expenses	72,994	57,401	49,574
Loss from operations	(22,970)	(8,564)	(7,770)
Interest income	147	60	19
Other expense	(92)	(94)	(168)
Loss before income taxes	(22,915)	(8,598)	(7,919)
Provision for (benefit from) income taxes	81	(40)	(338)
Net loss	$(22,996)	$(8,558)	$(7,581)

Net loss per share, basic and diluted	$(0.50)	$(0.21)	$(0.19)
Weighted average common shares used in computing net loss per share, basic and diluted	46,228	40,629	39,438

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(22,996)	$(8,558)	$(7,581)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax (1)	(472)	(405)	547
Other comprehensive income (loss)	(472)	(405)	547
Total comprehensive loss	$(23,468)	$(8,963)	$(7,034)

(1)	Net of benefit from income taxes of $0, $0, and $314 in 2017, 2016 and 2015, respectively.

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2014	39,563	$4	$302,379	$(142)	$(275,930)	$26,311
Exercise of stock options	172	—	289	—	—	289
Cancellation of shares	(444)	—	(1,813)	—	—	(1,813)
Release of stock awards	1,052	—	—	—	—	—
Employee stock-based compensation	—	—	5,122	—	—	5,122
Non-employee stock-based compensation	—	—	4	—	—	4
Total comprehensive loss	—	—	—	547	(7,581)	(7,034)
December 31, 2015	40,343	4	305,981	405	(283,511)	22,879
Exercise of stock options	398	—	1,034	—	—	1,034
Cancellation of shares	(397)	—	(1,524)	—	—	(1,524)
Release of stock awards	911	—	—	—	—	—
Employee stock-based compensation	—	—	5,673	—	—	5,673
Total comprehensive loss	—	—	—	(405)	(8,558)	(8,963)
December 31, 2016	41,255	4	311,164	—	(292,069)	19,099
Exercise of stock options	86	—	266	—	—	266
Cancellation of shares	(397)	—	(1,671)	—	—	(1,671)
Release of stock awards	1,096	—	—	—	—	—
Employee stock-based compensation	—	—	7,048	—	—	7,048
Non-employee stock-based compensation	—	—	43	—	—	43
Issuance of common stock, net of issuance costs	6,325	1	23,229	—	—	23,230
Total comprehensive loss	—	—	—	(472)	(22,996)	(23,468)
December 31, 2017	48,365	$5	$340,079	$(472)	$(315,065)	$24,547

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(22,996)	$(8,558)	$(7,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	2,812	3,374
Depreciation and amortization	1,042	1,734	2,035
Stock-based compensation	7,091	5,673	5,126
Loss (gain) on disposal of property and equipment	9	(42)	32
Gain from extinguishment of asset retirement obligation	(207)	—	—
Income tax benefit related to marketable securities	—	—	(314)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,651)	1,405	(3,459)
Inventories	(210)	167	403
Prepaid expenses and other current assets	157	7	10
Restricted cash	(8)	(841)	—
Other assets	(44)	52	(16)
Accounts payable	(801)	942	(1,274)
Accrued compensation	439	983	385
Other accrued liabilities	1,399	(593)	(1,062)
Deferred revenue	11,017	(6,442)	1,908
Net cash used in operating activities	(8,763)	(2,701)	(433)
Investing activities:
Purchase of property and equipment	(985)	(888)	(1,199)
Proceeds from disposal of property and equipment	2	42	18
Changes in restricted cash	75	4	(76)
Net cash used in investing activities	(908)	(842)	(1,257)
Financing activities:
Proceeds from exercises of stock options	266	1,034	289
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	23,782	—	—
Costs incurred in connection with public offering	(553)	—	—
Principal payments on capital lease obligations	(175)	—	—
Taxes paid related to net share settlement of equity awards	(1,670)	(1,524)	(1,813)
Net cash provided by (used in) financing activities	21,650	(490)	(1,524)
Net increase (decrease) in cash and cash equivalents	11,979	(4,033)	(3,214)
Cash and cash equivalents at the beginning of the year	19,240	23,273	26,487
Cash and cash equivalents at the end of the year	$31,219	$19,240	$23,273

Supplemental disclosure of cash flow information:
Interest paid	$141	$14	$—
Income taxes	$32	$5	$8
Supplemental non-cash financing activities:
Equipment acquired under capital leases	$862	$—	$—
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
We are also a pioneer in the harnessing of computational technologies to drive biology advancements. Over the last fifteen years, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform, the primary source of our competitive advantage. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine our large and continuously growing library of protein variants’ performance attributes. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling delivery of targeted performance enhancements in a time-efficient manner. In addition to its computational prowess, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and process development which are all coordinated to create our novel protein innovations.
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

More recently, we are also using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement with Nestec, Ltd. (“Nestlé Health Science”) to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU disease.
We have also used our technology to develop an enzyme for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and genomic research applications.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Codexis, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We regularly assess these estimates which primarily affect revenue recognition, accounts receivable, inventories, the valuation of marketable securities, assets held for sale, goodwill arising out of business acquisitions, accrued liabilities, stock awards and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results beyond revenue goals or plans for levels or components below the consolidated unit level. Accordingly, we have a single operating and reporting segment.
Foreign Currency Translation
The United States dollar is the functional currency for our operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the consolidated statements of operations. Gains and losses realized from non-U.S. dollar transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency are included in other expense in other expense in the accompanying consolidated statements of operations.
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
We account for revenue from multiple element arrangements, such as license and platform technology transfer agreements in which a licensee may purchase several deliverables, in accordance with Financial Accounting Standards Board (“FASB”)

Accounting Standards Codification (“ASC”) Subtopic 605-25, “Multiple Element Arrangements.” For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.
Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue ratably over the term of our estimated performance period under the agreement or using the proportional performance method based on the ratio of the level of effort incurred to date compared to the total estimated level of effort required to complete our performance obligations under the agreement. Determining the total estimated level of effort required to complete all performance obligations requires management judgment and estimation including assumptions regarding the number of internal hours required to complete the project and external costs to be incurred. We determine the estimated performance periods, and they are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore, to revenue recognized, would occur on a prospective basis in the period that the change was made.
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
Research and Development Revenues
Research and development agreements typically provide us with multiple revenue streams, including research services fees for full time employee (“FTE”) research services, up-front licensing fees, technology access, contingent payments upon achievement of contractual criteria, and royalty fees based on the licensee’s product sales or cost savings achieved by our customers.
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
We recognize revenue from other contingent payments based on the passage of time or when earned as the result of a customer’s performance in accordance with contractual terms and when such payments can be reasonably estimated and collectability of such payments is reasonably assured.

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
Sales Allowances
Sales allowances primarily relate to product returns and prompt pay sales discounts, and are recorded in the same period that the related revenues are recognized, resulting in a reduction in product sales.
Cost of Product Sales
Cost of product sales comprises both internal and third party fixed and variable costs including materials and supplies, labor, facilities and other overhead costs associated with our product sales. Shipping costs are included in our cost of product sales. Such charges were not significant in any of the periods presented.
Cost of Research and Development Services
Cost of research and development expenses related to FTE services under the research and development agreements approximate the research funding over the term of the respective agreements and are included in research and development expense. Costs of services provided under license and platform technology transfer agreements are included in research and development expenses and are expensed in the periods in which such costs are incurred.
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects as well as partner-funded collaborative research and development activities, as well as license and platform technology transfer agreements, as mentioned above. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, as well as external costs, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were $0.7 million in 2017, $0.5 million in 2016 and $0.3 million in 2015.
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
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $31.2 million and comprised of cash of $24.4 million and money market funds of $6.8 million at December 31, 2017. Cash and cash equivalents totaled $19.2 million, comprised of cash of $8.0 million and money market funds of $11.2 million at December 31, 2016.
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as non-current restricted cash on the consolidated balance sheets and totaled $0.8 million at December 31, 2017 and 2016.
In addition, pursuant to the terms of the lease agreement for our Redwood City, CA facilities, our letters of credit are collateralized by deposit balances of $0.8 million as of December 31, 2017 and 2016, which is recorded as non-current restricted cash on the consolidated balance sheets (see Note 13 - Commitments and Contingencies for details).
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
Impairment of Long-Lived Assets
Our long-lived assets include property and equipment and fully amortized acquired technology. We determined that we have a single entity wide asset group ("Asset Group"). The directed evolution technology patent portfolio acquired from Maxygen ("Core IP") in 2010 is an important component of the Asset Group since it is the base technology for all aspects of our research and development activities, and represents the basis for all of our identifiable cash flow generating capacity. However, the Core IP became fully amortized in 2016 and there are no finite-lived intangible assets with a net carrying value on our consolidated balance sheet as of December 31, 2017.
We evaluate the carrying value of long-lived assets, including property and equipment, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future net undiscounted cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair value based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of expected undiscounted cash flows.
As of December 31, 2017 and 2016, there were no events or changes in circumstances which indicated that the carrying amount of our Asset Group might not be recoverable. We concluded that the fair value of the reporting unit exceeded the carrying value and no impairment existed. No impairment charges for long-lived assets were recorded during the years ended December 31, 2017, 2016 and 2015.
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
Goodwill represents the excess of cost over the fair value of net assets acquired in a business combination. Goodwill is not amortized. We tested goodwill for impairment at December 31, 2017 and concluded that the fair value of the reporting unit exceeded the carrying value and therefore no impairment existed. During 2017, 2016 and 2015, we did not record impairment charges related to goodwill.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31, 2017, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
The Tax Reform Act of 1986 and similar state provisions limit the use of NOL carryforwards in certain situations where equity transactions result in a change of ownership as defined by Code Section 382. In the event we should experience such a change of ownership, utilization of Codexis’ federal and state NOL carryforwards could be limited.
We maintain a full valuation allowance against net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
Changes to Tax Law

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (vii) creating a tax on global intangible low-taxed income (GILTI) of foreign subsidiaries; (viii) creating a new limitation on deductible interest expense; (ix) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (x) modifying the officer’s compensation limitation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. The income tax effects of the Tax Act for which the accounting is incomplete include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have made reasonable provisional estimates for each of these items; however these estimates may be affected by other analyses related to the Tax Act, including but not limited to, any deferred adjustments related to the filing of our 2017 federal and state income tax returns and further guidance yet to be issued.

Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we remeasured our deferred tax assets and liabilities, and offsetting valuation allowance in the current period. There was no impact to tax expense as the remeasurement of net deferred tax assets was completely offset by a corresponding change in valuation allowance. The provisional reduction to U.S. deferred tax assets and the offsetting valuation allowance was $34.1 million. While we were able to make a reasonable estimate of the impact of the reduction in corporate rate, this estimate may be affected by other analyses related to the Tax Act, including, but not limited to, any deferred adjustments related to the filing of our 2017 federal and state tax returns and our calculation of the state tax effect of adjustments made to federal temporary differences.  We have not yet completed our calculation of the total post-1986 foreign earnings and profits (“E&P”) for our foreign subsidiaries as E&P will not be finalized until the federal income tax return is filed.  However, we have prepared a provisional estimate and do not expect to incur a taxable income inclusion from the deemed repatriation of accumulated foreign earnings due to an accumulated deficit in foreign earnings and profits.

The GILTI provisions in the Tax Act will require us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We are currently assessing the GILTI provisions and have not yet selected an accounting policy for its application; however, we do not anticipate that it will have a material impact on our future tax expense as the operations of our non-U.S. subsidiaries are not material.

The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and imposes a minimum base erosion anti-abuse tax if greater than regular tax. We do not expect to be subject to this tax based on its assessment of the BEAT provisions.
Recent Accounting Pronouncements
Recently adopted accounting pronouncement
In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provide related disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. We adopted ASU 2014-15 in the first quarter of 2017, and its adoption had no impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2015-11 in the first quarter of 2017. Its adoption had no impact on our financial statements.
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

Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The FASB subsequently issued a one-year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP (ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,"). In accordance with the deferral, the guidance is effective for annual reporting periods beginning after December 15, 2017. Subsequently, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations"; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing"; ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients"; and ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)," We will adopt FASB Topic 606 in the first quarter of 2018 on a modified retrospective basis and we have elected to apply the modified retrospective method only to contracts that have not been completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized in accordance with the revenue guidance that is in effect before the date of initial application. Under the modified retrospective method, incremental disclosures will be provided to present each financial statement line item in 2018 under the prior standard. The adoption of ASC 606 could have a material effect on our consolidated financial statements primarily relating to revenue recognition of grants of licenses to functional intellectual property in conjunction with collaboration arrangements, variable consideration relating to product sales under certain supply agreements and capitalization of incremental costs to obtain customer contracts. We have completed most of our assessment in connection with our research and development revenues and product revenues which would result in the decrease of $1.2 million - $2.2 million in our accumulated deficit. We have not completed our evaluation of the impact of the standard on a limited number of collaboration arrangements for which the impact of adoption could be material. Our evaluation of such arrangements will be completed in the first quarter of fiscal year 2018. We are also evaluating the impact the standard will have on our disclosures and are implementing changes to our current policies and practices, and internal controls over financial reporting to address the requirements of the standard.
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
In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business". The guidance requires the use of a framework to determine whether a set of assets and activities constitutes an acquired or a sold business. The guidance is effective January 1, 2018 and must be adopted prospectively. Early adoption is encouraged. The adoption of ASU 2017-01 is not expected to have a material impact on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is expected to be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU 2017-04 to have any impact on our consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact of adopting ASU 2017-09 on our consolidated financial statements and related disclosures.
Note 3. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For all periods presented, diluted and basic net losses per share were identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.
Anti-Dilutive Securities
In periods of net loss, the weighted average number of shares outstanding related to potentially dilutive securities, prior to the application of the treasury stock method, are excluded from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect.

The following shares were not included in the computation of diluted net loss per share (in thousands):

	Years Ended December 31,
	2017	2016	2015
Shares issuable under Equity Incentive Plan	6,882	5,567	5,932
Shares issuable upon the conversion of warrants	—	73	75
Total anti-dilutive securities	6,882	5,640	6,007
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
We received a $6.0 million up-front licensing fee upon signing the GSK CodeEvolver® Agreement and subsequently a $5.0 million non-creditable, non-refundable milestone payment upon achievement of the first milestone in 2014. In September 2015, we achieved the second milestone of the agreement and earned milestone revenue of $6.5 million. In April 2016, we completed the full transfer of the CodeEvolver® protein engineering platform technology and earned milestone revenue of $7.5 million, for which payment was received in June 2016. In the third quarter of 2016, we earned the first contingent payment under the agreement related to the development of an enzyme for an already-commercialized GSK product. We also have the potential to receive additional cumulative contingent back end milestone payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology. The contingent back end milestone payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to GSK’s performance of future development and commercialization activities.
In addition, we are eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using the CodeEvolver® protein engineering technology platform.
The up-front license fee of $6.0 million was being recognized ratably over the technology transfer period of three years since July 2014. We recognized all deferred revenues from the up-front license fees from GSK upon completion of the technology transfer in April 2016 and there were no remaining up-front license fees recognized in 2017. We recognized $3.0 million and $2.0 million, respectively, in 2016 and 2015 as research and development revenue.
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

The deferred revenues relating to the up-front license fees were fully recognized as of December 31, 2016, and there were no remaining up-front license fees recorded in 2017. We recognized license fees of none, $4.0 million, and $1.0 million in 2017, 2016 and 2015, respectively, as research and development revenue. Additionally, we recognized research and development revenues of $3.6 million, $3.0 million, and $1.9 million in 2017, 2016, and 2015, respectively, for various research projects under our collaborative arrangement.
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement (“Sitagliptin Catalyst Supply Agreement”) with Merck whereby Merck may obtain commercial scale enzyme for use in the manufacture of Januvia®, its product based on the active ingredient Sitagliptin. In December 2015, Merck exercised its option under the terms of the Sitagliptin Catalyst Supply Agreement to extend the agreement for an additional five years through February 2022.
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of enzyme purchased by Merck under the Sitagliptin Catalyst Supply Agreement and to specify the third-party supplier from whom Merck would be allowed to purchase a percentage of its requirements for such enzyme. Merck has the right to terminate the Sitagliptin Catalyst Supply Agreement at any time after January 1, 2018 by giving us 24 months’ advance written notice. In June 2017, we completed a contractual milestone by qualifying the specified third-party enzyme supplier and recognized $0.3 million as research and development revenues.
The Sitagliptin Catalyst Supply Agreement requires Merck to pay an annual license fee for the rights to the Sitagliptin technology each year for the term of the agreement. Amounts of annual license fees are based on contractually agreed prices and are on a declining scale. Prior to December 2015, the aggregate license fee for the initial five year period was being recognized ratably over the initial five year term of the Sitagliptin Catalyst Supply Agreement as collaborative research and development revenues. Due to the amendment entered in December 2015 as noted above, we revised our performance period in December 2015 and began recognizing the remaining unamortized portion of the license fee and the aggregate license fees for the second five year period over the revised period on a straight line basis.
We recognized license fees of $1.3 million, $1.3 million and $1.9 million in 2017, 2016 and 2015, respectively, as collaborative research and development revenue. As of December 31, 2017 and 2016, we had deferred revenue of $1.3 million and $1.0 million, respectively, from Merck related to the license fee. In addition, pursuant to the terms of the agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $9.0 million, $6.0 million and $1.6 million, respectively, in 2017, 2016 and 2015 in product sales under this agreement.
Biopharmaceutical Collaborative Development Agreement
In May 2015, we entered into a collaborative development agreement with a leading global biopharmaceutical company. Under the terms of the agreement, we used our CodeEvolver® protein engineering platform technology to develop a novel enzyme for use in our partner’s therapeutic development program. We recognized revenues of none, $1.8 million, and $0.5 million in 2017 2016, and 2015, respectively, as collaborative research and development revenues. The collaborative development agreement was terminated by mutual consent in August 2017.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.75 million in December 2016, which we accordingly recorded as deferred revenues. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. As of December 31, 2017 and 2016, we had deferred revenue from the supply agreement of $0.7 million. Under the agreement, we recognize product revenues for quantities of enzyme sold to our customer when all revenue recognition criteria are met.
Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with a fine chemicals customer. Under the agreement, we have the potential to receive research and development revenues and milestone payments based on the customer's decision to continue the development process. We received an upfront payment of $3.0 million, which is being recognized ratably over the maximum term of the services period of 21 months, of which we recognized revenue of $1.3 million in 2017. We also recognized $1.9 million of revenue for research and development services on a net payment received under the agreement in 2017. Total revenue recognized under the research and development agreement in 2017 was $3.2 million. As of December 31, 2017, we had deferred revenue from the development services agreement of $3.1 million.
Global Development, Option and License Agreement and Strategic Collaboration Agreement
In October 2017, we entered into a Global Development, Option and License Agreement (the “Nestlé Agreement”) with Nestec Ltd. (“Nestlé Health Science”) and, solely for the purpose of the integration and the dispute resolution clauses of the Agreement, Nestlé Health Science S.A.
We received an upfront cash payment of $14.0 million upon the execution of the Agreement for the development of our enzyme CDX-6114. We recognized development fees of $7.2 million in 2017 as research and development revenues. The upfront payment is being recognized using a proportional performance model based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. As of

December 31, 2017, we had deferred revenue related to development fees of $6.8 million. We are eligible to receive a $4.0 million progress payment after the commencement of Phase 1a clinical trial. In addition, we are eligible to receive an additional $3.0 million in the event Nestlé Health Science exercises its option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize CDX-6114 and other products for the treatment of HPA. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we recognized research and development fees of $0.5 million in 2017. As of December 31, 2017, we had deferred revenue of $1.1 million.

Note 5. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities classified as available-for-sale at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$6,778	$—	$—	$6,778	n/a
Common shares of CO2 Solutions (2)	563	108	—	671	n/a
Total	$7,341	$108	$—	$7,449

	December 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$11,172	$—	$—	$11,172	n/a
Common shares of CO2 Solutions (2)	563	579	—	1,142	n/a
Total	$11,735	$579	$—	$12,314
(1) Money market funds are classified in cash and cash equivalents on our consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in marketable securities on our consolidated balance sheets.
As of December 31, 2017, the total cash and cash equivalents balance of $31.2 million was comprised of money market funds of $6.8 million and cash of $24.4 million held with major financial institutions worldwide. As of December 31, 2016, the total cash and cash equivalents balance of $19.2 million was comprised of money market funds of $11.2 million and cash of $8.0 million held with major financial institutions worldwide.
In December 2009, we purchased 10,000,000 common shares of CO2 Solutions, a company based in Quebec, Canada, whose shares are publicly traded in Canada on TSX Venture Exchange. Our purchase represented approximately 16.6% of CO2 Solutions’ total common shares outstanding at the time of investment and was made in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. Our investment in CO2 Solutions is classified as available for sale and is recorded at its fair value (See Note 6 - Fair Value Measurements). Through December 31, 2017, we concluded that we did not have the ability to exercise significant influence over CO2 Solutions’ operating and financial policies.
As of December 31, 2017 and 2016, we had no marketable securities in an unrealized loss position.

Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at December 31, 2017 and 2016 by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$6,778	$—	$—	$6,778
Common shares of CO2 Solutions	—	671	—	671
Total	$6,778	$671	$—	$7,449

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Money market funds	$11,172	$—	$—	$11,172
Common shares of CO2 Solutions	—	1,142	—	1,142
Total	$11,172	$1,142	$—	$12,314
We determine the fair value of Level 1 assets using quoted prices in active markets for identical assets. We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange, and we classified our investment in CO2 Solutions as Level 2 assets due to the volatile and low trading volume. There were no transfers between Level 1 and Level 2 securities in the periods presented. (See also “Note 5 - Cash Equivalents and Marketable Securities”.)

Note 7. Balance Sheets Details
Accounts receivable
The following is a summary of activity in our allowance for doubtful accounts for the periods presented (in thousands):

	December 31,
	2017	2016	2015
Allowance - beginning of period	$(421)	$(421)	$(428)
Recoveries from bad debts	—	—	7
Write-offs and other (1)	387	—	—
Allowance - end of period	$(34)	$(421)	$(421)
(1) The change in allowance for doubtful accounts was mainly related to the write-off of receivables from a foreign customer.
Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials (1)	$158	$118
Work in process (2)	53	59
Finished goods (2)	825	648
Total	$1,036	$825
(1) Raw materials include active pharmaceutical ingredients and other raw materials.
(2) Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs we incur in the production process.

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment (1)	$19,777	$18,849
Leasehold improvements	10,327	10,395
Computer equipment and software	3,695	3,267
Office equipment and furniture	1,185	1,171
Construction in progress (2)	85	124
Property and equipment	35,069	33,806
Less: accumulated depreciation and amortization	(32,254)	(31,651)
Property and equipment, net	$2,815	$2,155
(1) Fully depreciated laboratory equipment with a cost of $0.2 million and $2.3 million were retired during 2017 and 2016, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.
Goodwill
There were no changes in the carrying value of goodwill of $3.2 million during 2017 and 2016.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued purchases (1)	$941	$67
Accrued professional and outside service fees	2,393	746
Deferred rent	258	168
Lease incentive obligation	425	425
Other	345	705
Total	$4,362	$2,111
(1) Amount represents products and services received but have not been billed as of December 31, 2017 and 2016.
Note 8. Assets Held for Sale and Sale of Former Hungarian Subsidiary
In March 2014, we entered into an agreement with Intrexon Corporation to sell 100% of our equity interests in our Hungarian subsidiary, Codexis Laboratories Hungary Kft, as well as all assets of such subsidiary that were classified as held for sale. We received cash proceeds of $1.5 million from the sale.
Prior to the sale of our Hungarian subsidiary in March 2014, we transferred certain of the subsidiary's equipment to another of our European subsidiaries and incurred a reclaimable VAT liability of approximately $0.4 million. We paid this VAT amount in July 2014 and recorded a receivable, which is reflected in prepaid expenses and other current assets in our consolidated balance sheets at December 31, 2016. In 2016, we wrote off the receivable due to the uncertainty of collection of the reclaimable VAT.
In 2014, we expedited the disposition of assets held for sale in the United States by selling these assets through auction. As a result, we recognized a change in estimated fair value of $0.7 million in 2014, which is reflected in research and development expense.
As of December 31, 2017 and 2016, we had no assets classified as held for sale.

Note 9. Stock-based Compensation
Equity Incentive Plans
In March 2010, our board of directors (the "Board") and stockholders approved the 2010 Equity Incentive Award Plan (the "2010 Plan"), which became effective upon the completion of our initial public offering (“IPO”) in April 2010. The number of shares of our common stock available for issuance under the 2010 Plan is equal to 1,100,000 shares plus any shares of common stock reserved for future grant or issuance under the Company’s 2002 Stock Plan (the “2002 Plan”) that remained unissued at the time of completion of the initial public offering. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. All grants will reduce the 2010 Plan reserve by one share for every share granted. As of December 31, 2017, total shares remaining available for issuance under the 2010 Plan were approximately 6.8 million shares.
The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, RSUs, RSAs, PSUs, PBOs, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.
Incentive stock options may be granted with an exercise price of not less than the fair value of our common stock on the date of grant, and the nonstatutory stock options may be granted with an exercise price of not less than 85% of the fair value of our common stock on the date of grant, as determined by the Board. Stock options granted to a stockholder owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair value of the common stock on the date of grant. Stock options are granted with terms of up to 10 years and generally vest over a period of 4 years from the date of grant, of which 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of the three months or the expiration of the option, whichever is earlier.
RSUs are granted to employees for no consideration (other than par value of a share of common stock). The fair values of RSUs are based upon the closing price of our common stock on the date of grant. RSUs generally vest over either a three year period with one-third of the shares subject to the RSUs vesting on each yearly anniversary of the vesting commencement date or over a four year period with 25% of the shares subject to the RSU vesting on each yearly anniversary of the vesting commencement date, in each case contingent upon such employee’s continued service on such vesting date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We may grant RSUs with different vesting terms from time to time.
In 2015 and 2016, the compensation committee of the Board approved, and, in February 2017 solely in respect of non-executive employees, delegated to our Chief Executive Officer the authority to approve grants of PSUs. In February 2017, the compensation committee of the Board also approved grants of PBOs and PSUs to our executives for no consideration (other than par value of a share of common stock). The fair values of PSUs and PBOs are based upon the closing price of our common stock on the date of grant. The PSUs and PBOs generally vest over two years based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences.
In the first quarter of 2017, our compensation committee and Chief Executive Officer granted PSUs (“2017 PSUs”) and our compensation committee granted PBOs (“2017 PBOs”), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, fundraising, service revenue, new platform license revenue, and strategic advancement of biotherapeutics pipeline. The number of shares underlying the 2017 PSUs and 2017 PBOs that are eligible to vest are based upon our achievement of the performance goals and, once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the 2017 PSUs and the 2017 PBOs would be equal to half the number of 2017 PSUs granted and one-quarter the number of shares underlying the 2017 PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the 2017 PSUs and 2017 PBOs would be equal to the number of 2017 PSUs granted and half of the shares underlying the 2017 PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the 2017 PSUs would be equal to two times the number of 2017 PSUs granted and equal to the number of 2017 PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the 2017 PSUs and 2017 PBOs or between the target level and superior levels for the 2017 PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the 2017 PSUs and 2017 PBOs. As of December 31, 2017, we estimated that the 2017 PSU and 2017 PBOs performance goals would be achieved at 134.2% of the target level. Accordingly, we recognized expense to reflect the target level.
In 2016, we awarded PSUs ("2016 PSUs") based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, new research and development service revenue arrangements and novel therapeutic enzymes advancement. In the first quarter of 2017, we determined that the 2016 PSU performance goals had been achieved at 142.3% of the target level, and recognized expenses accordingly. Accordingly, one-half of the shares underlying the 2016 PSUs vested in the first quarter of 2017 and one-half of the shares underlying the 2016 PSUs will vest in the first quarter of 2018, in each case subject to the recipient’s continued service on each vesting date. No PBOs were awarded in 2016.
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
Stock-Based Compensation Expense:
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$1,444	$1,033	$935
Selling, general and administrative	5,647	4,640	4,191
Total	$7,091	$5,673	$5,126
Grant Award Activities:
Stock Option Awards
We estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarize the ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Years Ended December 31,
	2017	2016	2015
Expected life (years)	5.4	5.3	6.1
Volatility	62.2%	64.2%	66.1%
Risk-free interest rate	2.0%	1.3%	1.7%
Expected dividend yield (1)	0.0%	0.0%	0.0%
In October 2017, we granted an option to purchase 11,100 shares of common stock to a non-employee as compensation for services valued at $48,000. The option vests over a period of six months with one-sixth of total number of shares subject to the option vesting on each one month anniversary of the grant date. During the year ended December 31, 2016, we did not grant any options to purchase shares of common stock to non-employees.

For options granted to non-employees, the Black-Scholes option-pricing model was applied using the following assumptions during the year ended December 31, 2017:

Year Ended December 31,
2017
Remaining contractual option life (years)	9.78
Volatility	60.6%
Risk-free interest rate	2.4%
Expected dividend yield (1)	0.0%
(1) We do not currently pay dividends, and thus the dividend rate variable in the Black-Scholes-Merton option-pricing model is zero.
The following table summarizes stock option activities in 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance at January 1, 2017	3,890	$4.40
Granted	856	$4.57
Exercised	(86)	$3.10
Forfeited/Expired	(81)	$7.72
Outstanding at December 31, 2017	4,579	$4.40	6.37	$19,188

Exercisable at December 31, 2017	3,006	$4.48	5.21	$12,722
Vested and expected to vest at December 31, 2017	4,372	$4.40	6.26	$18,357
The weighted average grant date fair value per share of stock options granted in 2017, 2016 and 2015 were $2.51, $2.32 and $2.09, respectively. The total intrinsic value of options exercised in 2017, 2016 and 2015 were $0.2 million, $0.6 million and $0.4 million, respectively.
As of December 31, 2017, there was $2.7 million unrecognized stock-based compensation cost related to non-vested options, which we expect to recognize over a weighted average period of 2.6 years.
Restricted Stock Awards (RSAs)
The following table summarizes RSA activity in 2017:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested balance at January 1, 2017	230	$3.82
Granted	143	$4.75
Vested	(214)	$3.81
Forfeited/Expired	—	$—
Non-vested balance at December 31, 2017	159	$4.68
The weighted average grant date fair value per share of RSAs granted in 2017, 2016 and 2015 were $4.75, $4.21 and $4.10, respectively. The total fair value of RSAs vested in fiscal 2017, 2016 and 2015 were $1.0 million, $1.8 million and $2.3 million respectively.
As of December 31, 2017, there was $0.3 million unrecognized stock-based compensation cost related to non-vested RSAs, which we expect to recognize over a weighted average period of 0.5 years.

Restricted Stock Units (RSUs)
The following table summarizes RSU activities in 2017:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested balance at January 1, 2017	617	$3.69
Granted	275	$4.22
Vested	(302)	$3.40
Forfeited/Expired	(30)	$4.12
Non-vested balance at December 31, 2017	560	$4.08
The weighted average grant date fair value per share of RSUs granted in 2017, 2016 and 2015 were $4.22, $4.10 and $3.65, respectively. The total fair value of RSUs vested in fiscal 2017, 2016 and 2015 were $1.3 million, $1.0 million and $2.9 million respectively.
As of December 31, 2017, there was $1.1 million unrecognized stock-based compensation cost related to non-vested RSUs, which we expect to recognize over a weighted average period of 1.5 years.
Performance-Contingent Restricted Stock Units (PSUs)
The following table summarizes PSU activities in 2017:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested balance at January 1, 2017	831	$3.88
Granted	276	$4.25
Vested	(651)	$3.84
Forfeited/Expired	(27)	$3.65
Non-vested balance at December 31, 2017	429	$4.20
The weighted average grant date fair value per share of PSUs granted in 2017, 2016 and 2015 were $4.25, $4.10 and $3.45, respectively. The total fair value of PSUs vested in fiscal 2017, 2016, and 2015 were $2.7 million, $1.8 million, and $0.8 million, respectively.
As of December 31, 2017, there was $0.4 million unrecognized stock-based compensation cost related to non-vested PSUs, which we expect to recognize over a weighted average period of 0.4 years.
Performance Based Options (PBOs)
The following table summarizes PBO activities in 2017:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested balance at January 1, 2017	—	$—
Granted	1,720	$2.54
Vested	—	$—
Forfeited/Expired	—	$—
Non-vested balance at December 31, 2017	1,720	$2.54
The weighted average grant date fair value per share of PBOs granted in 2017 was $2.54. We had no PBOs vested in 2017.

As of December 31, 2017, there was $1.1 million unrecognized stock-based compensation cost related to non-vested PBOs, which we expect to recognize over a weighted average period of 1.2 years.
Note 10. Capital Stock
Warrants
No warrants which were exercisable for common stock were exercised during 2017, 2016 or 2015. On September 28, 2017, warrants to purchase 72,727 shares of common stock, at an exercise price of $8.25 per share, expired. No warrants were outstanding as of December 31, 2017.
Public Offering
In April 2017, we completed a public offering in which we issued and sold 6.3 million shares of our common stock, par value $0.0001 per share, at a public offering price of $4.00 per share. We received net proceeds of approximately $23.2 million after deducting the underwriting discounts, commissions and other offering expenses of $0.6 million.
Note 11. 401(k) Plan
In January 2005, we implemented a 401(k) Plan covering certain employees. Currently, all of our United States based employees over the age of 18 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation up to a certain annual limit and contribute these amounts to the 401(k) Plan. We may make matching or other contributions to the 401(k) Plan on behalf of eligible employees. We recorded employer matching contributions expense of $0.6 million, $0.4 million and $0.5 million, respectively, in 2017, 2016 and 2015.
Note 12. Income Taxes
Our loss before provision for income taxes was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(22,994)	$(8,174)	$(7,641)
Foreign	79	(424)	(278)
Loss before provision for income taxes	$(22,915)	$(8,598)	$(7,919)
The tax provision for the years ended December 31, 2017, 2016 and 2015 consists primarily of taxes attributable to foreign operations and the tax effect of unrealized gains on our available for sale securities. The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current provision (benefit):
Federal	$—	$—	$—
State	5	5	5
Foreign	64	(14)	(13)
Total current provision (benefit)	69	(9)	(8)
Deferred provision (benefit):
Federal	—	—	(293)
State	—	—	(21)
Foreign	12	(31)	(16)
Total deferred provision (benefit)	12	(31)	(330)
Provision for (benefit from) income taxes	$81	$(40)	$(338)

Reconciliation of the provision for income taxes calculated at the statutory rate to our provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Tax benefit at federal statutory rate	$(7,791)	$(2,924)	$(2,693)
State taxes	48	127	1,126
Research and development credits	(399)	(161)	(85)
Foreign operations taxed at different rates	(2)	30	31
Stock-based compensation	(216)	327	77
Other nondeductible items	399	660	(43)
Change in valuation allowance	(26,058)	1,901	1,249
Change in statutory tax rate	34,100	—	—
Provision for (benefit from) income taxes	$81	$(40)	$(338)
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$53,901	$72,588
Credits	6,221	5,016
Deferred revenues	3,334	1,025
Stock-based compensation	2,872	3,750
Reserves and accruals	2,028	2,952
Depreciation	1,573	2,516
Intangible assets	3,172	5,536
Capital losses	576	933
Unrealized gain/loss	295	277
Other assets	78	110
Total deferred tax assets:	74,050	94,703
Deferred tax liabilities:
Other	(115)	(103)
Total deferred tax liabilities:	(115)	(103)
Valuation allowance	(74,010)	(94,663)
Net deferred tax liabilities	$(75)	$(63)
ASC Topic 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance against our deferred tax assets. Accordingly, the net deferred tax assets in all our jurisdictions have been fully reserved by a valuation allowance. The net valuation allowance decreased by $20.7 million during the year ended December 31, 2017; and increased by $1.9 million and $1.2 million, during the years ended December 31, 2016 and 2015, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

The following table sets forth our federal, state and foreign NOL carryforwards and federal research and development tax credits as of December 31, 2017 (in thousands):

	December 31, 2017
	Amount	Expiration Years
Net operating losses, federal	$224,536	2022-2037
Net operating losses, state	110,802	2017-2037
Tax credits, federal	6,433	2022-2037
Tax credits, state	7,970	Do not expire
Net operating losses, foreign	382	Various
Current U.S. federal and California tax laws include substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize NOLs and tax credit carryforwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carryforwards before they are utilized.
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided in ASC Topic 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from available-for-sale securities recorded as a component of other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. For the year ended December 31, 2017, the Company did not record a tax expense in other comprehensive income related to available-for-sale securities.
In 2014, we determined that the undistributed earnings of our India subsidiary will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $0.1 million as of December 31, 2017. We have not provided for U.S. federal and state income taxes on all of the remaining non-U.S. subsidiaries’ undistributed earnings as of December 31, 2017 as the remaining foreign jurisdictions are in an accumulative loss position.
We apply the provisions of ASC Topic 740 to account for uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Rollforward Table (at Gross): As of
	December 31,
	2017	2016	2015
Balance at beginning of year	$8,566	$8,152	$7,838
Additions based on tax positions related to current year	880	459	368
Reductions to tax provision of prior years	(24)	(45)	(54)
Balance at end of year	$9,422	$8,566	$8,152
We recognize interest and penalties as a component of our income tax expense. Total interest and penalties recognized in the consolidated statement of operations was $31,000, $35,000 and $24,000, respectively, in 2017, 2016 and 2015. Total penalties and interest recognized in the balance sheet was $323,000 and $292,000, respectively, in 2017 and 2016. The total unrecognized tax benefits that, if recognized currently, would impact the Company’s effective tax rate were $0.4 million as of December 31, 2017 and 2016. We do not expect any material changes to our uncertain tax positions within the next 12 months. We are not subject to examination by United States federal or state tax authorities for years prior to 2002 and foreign tax authorities for years prior to 2010.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (vii) creating a tax on global intangible low-taxed income (GILTI) of foreign subsidiaries; (viii) creating a new limitation on deductible interest expense; (ix) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (x) modifying the officer’s compensation limitation.

Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we remeasured our deferred tax assets and liabilities, and offsetting valuation allowance in the current period. There was no impact to tax expense as the remeasurement of net deferred tax assets was completely offset by a corresponding change in valuation allowance. The reduction to U.S. deferred tax assets and the offsetting valuation allowance was $34.1 million. We did not incur a tax liability from the deemed repatriation of accumulated foreign earnings due to an accumulated deficit in foreign earnings and profits.

The GILTI provisions in the Tax Act will require us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We are currently assessing the GILTI provisions and have not yet selected an accounting policy for its application; however, we do not anticipate that it will have a material impact on our future tax expense as the operations of our non-U.S. subsidiaries are not material.

The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and imposes a minimum base erosion anti-abuse tax if greater than regular tax. We do not expect to be subject to this tax based on its assessment of the BEAT provisions.

Note 13. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy office and laboratory space in four buildings within the same business park from Metropolitan Life Insurance Company (“MetLife”). We entered into the initial lease with Met-Life for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the lease, with the latest amendment (“Seventh Amendment”) in October 2016 which extended the lease term to January 2022 and waived our existing asset retirement obligation for one of our buildings. The various terms for the spaces under the lease have expiration dates that range from January 2020 through January 2022. Beginning in February 2014, we have subleased office space to different subtenants with separate options to extend the subleases. If all options to extend were exercised, these agreements would expire at various dates through November 2019.
We received certain lease incentives from MetLife in 2011 and 2012, which have been amortized on a straight line basis over the term of the lease as a reduction in rent expense. As of December 31, 2017 and 2016, we have an unamortized lease incentive obligation of $0.9 million and $1.3 million, respectively, of which the non-current portion of $0.5 million and $0.9 million, respectively, is included in lease incentive obligation on the consolidated balance sheets. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease. Rent expense was $3.2 million in 2017, $2.9 million in 2016 and $2.9 million in 2015, partially offset by sublease income of $1.4 million in 2017, $1.2 million in 2016 and $0.6 million in 2015.
We are required to restore certain of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. Since the Seventh Amendment waived our existing asset retirement obligation for one of our buildings, we recorded a $0.2 million decrease in our asset retirement obligation and a $0.2 million gain on extinguishment in asset retirement obligation in our consolidated statement of operations as sales, general and administrative expenses. As of December 31, 2017 and 2016, we have assets retirement obligations of $0.2 million and $0.4 million, respectively, which is included in other liabilities on the consolidated balance sheets.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of December 31, 2017 and 2016. These deposits are recorded as restricted cash on the consolidated balance sheets.
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
Leases
Future minimum payments under non-cancellable capital and operating leases at December 31, 2017 are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2018	$252	$3,185
2019	252	3,280
2020	60	712
2021	—	490
2022	—	41
Total minimum lease payments (1)	564	$7,708
Less: amount representing interest	(32)
Present value of capital lease obligations	532
Less: current portion	(230)
Long-term portion of capital leases	$302

(1)	Minimum payments have not been reduced by future minimum sublease rentals of $1.2 million to be received under non-cancellable subleases.
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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	April 2017	1,082
Service agreement for stability study	July 2017	398
Service agreement for clinical trial	December 2017	294
Total other commitments		$3,467

Credit Facility
Effective June 30, 2017, we entered into a credit facility (the “Credit Facility”) consisting of term loans (“Term Debt”) totaling up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) totaling up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At December 31, 2017, we have not drawn from the Credit Facility. We may draw on the Term Debt at any time prior to June 30, 2018, subject to customary conditions for funding including, among others that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On July 1, 2021, any loans for Term Debt mature and the Revolving Line of Credit terminate. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
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

Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictions which require us to comply with certain financial covenants including achieving consolidated product revenues levels at minimum levels as set forth in the Credit Facility through December 2018 and on and after January 2019, in each case unless we maintain certain minimum cash levels with the lender in an amount equal to or greater than six times the sum of the average six-month trailing operating cash flow net outlay plus the average monthly principal due and payable in the immediately succeeding three-month period. The Credit Facility places various restrictions on the Company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets and permitted assets to be held at foreign subsidiaries above specified caps, in each case subject to certain exceptions. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At December 31, 2017, we were in compliance with the covenants for the Credit Facility.
Legal Proceedings
We are not currently a party to any material pending litigation or other material legal proceedings.
In February 2018, we and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, “EnzymeWorks”), Junhua Tao, and Andrew Tao reached a settlement concerning the lawsuit filed by us in February 2016 against EnzymeWorks, Junhua Tao, and Andrew Tao in the United States District Court for the Northern District of California. The parties have entered into a settlement agreement, the terms of which are confidential. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice.
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
Note 14. Related Party Transactions
Exela PharmSci, Inc.
We signed a commercialization agreement with Exela PharmSci, Inc. (“Exela”) in 2007. Under the license agreement, as amended, we and Exela cross-licensed certain technology relating to the manufacture of Argatroban, an API, in exchange for rights to certain sublicensing fees or development payments and revenue sharing. The revenue sharing arrangement was terminated in December 2017.
Thomas R. Baruch, one of our directors, serves on the board of directors of Exela, and is a retired general partner in Presidio Partners 2007, L.P., which owns more than 10% of Exela’s outstanding capital stock. As such, Mr. Baruch has an indirect pecuniary interest in the shares of Exela held by Presidio Partners 2007, L.P.
In December 2017, we and Exela mutually agreed to terminate the license and revenue share arrangement. In consideration for the sale of an exclusive license to Exela and termination of the previous license and revenue sharing agreement, Exela will pay us a total of $1.5 million in seven installments after the agreement effective date of December 14, 2017. We recognized $1.5 million revenue at December 31, 2017.
We recognized $2.6 million in 2017, $2.2 million in 2016 and $4.8 million in 2015, shown in the consolidated statement of operations as revenue sharing arrangement. We had $1.6 million and no receivables from Exela at December 31, 2017 and 2016, respectively.
AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca PLC and to Alfa Aesar, which is a purchasing agent of AstraZeneca PLC.
We recognized $0.1 million and de minimis revenue of product revenue from AstraZeneca PLC in 2017 and 2016, respectively. We recognized nil and $0.4 million of product revenue from Alfa Aesar in 2017 and 2016, respectively. We had $0.1 million and no accounts receivable from AstraZeneca PLC at December 31, 2017 and 2016, respectively. We had no and $0.4 million in accounts receivable from Alfa Aesar at December 31, 2017 and 2016, respectively.

Note 15. Significant Customer and Geographic Information
Significant Customers

Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues For The Years Ended December 31,
	2017	2016	2015
Merck	28%	47%	29%
GSK	*	22%	20%
Novartis	14%	*	*
Nestlé	15%	*	*
Exela	*	*	12%
Tate & Lyle	11%	*	*
Customers that each accounted for 10% or more of our accounts receivable balance for the period presented were as follows:

	Percentage of Accounts Receivables As Of December 31,
	2017	2016
Merck	31%	54%
Pfizer	*	16%
Exela	14%	*
Tate & Lyle	16%	*
Novartis	15%	*
* Percentage was less than 10%
Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues
United States	$15,469	$21,310	$23,293
India	5,639	3,578	1,026
Singapore	6,165	3,836	963
United Kingdom	51	10,851	8,721
Switzerland	13,216	2,315	1,574
Rest of world (2)	9,484	6,947	6,227
Total revenues	$50,024	$48,837	$41,804
(2) No other country accounted for at least 10% of total revenue for the years above.

Geographic presentation of identifiable long-lived assets below shows those assets that can be directly associated with a particular geographic area and consist of the following (in thousands):

	December 31,
	2017	2016
Long-lived assets
United States	$3,117	$2,414

Selected Quarterly Financial Data (Unaudited)
The following table provides the selected quarterly financial data for 2017 and 2016 (in thousands):
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Quarter Ended (1)
	December 31, 2017 (3)	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016 (3)	September 30, 2016	June 30, 2016	March 31, 2016
Revenues:
Product sales	$7,551	$6,948	$6,600	$5,586	$4,249	$4,052	$3,280	$3,740
Research and development revenues	12,427	2,929	3,391	2,001	5,345	10,373	12,064	3,534
Revenue sharing arrangement	1,744	107	356	384	375	445	658	722
Total revenues	$21,722	$9,984	10,347	7,971	$9,969	$14,870	$16,002	$7,996
Costs and operating expenses:
Cost of product sales	$3,559	$3,976	$3,790	$3,002	$2,287	$2,756	$2,221	$2,489
Research and development	9,417	8,055	6,348	5,839	5,964	5,467	5,112	5,686
Selling, general and administrative	7,867	7,989	6,546	6,606	6,968	5,229	6,420	6,802
Total costs and operating expenses	$20,843	$20,020	$16,684	$15,447	$15,219	$13,452	$13,753	$14,977
Income (loss) before income taxes	$919	$(10,076)	$(6,322)	$(7,436)	$(5,285)	$1,437	$2,213	$(6,963)
Net income (loss)	$970	$(10,226)	$(6,280)	$(7,460)	$(5,260)	$1,437	$2,239	$(6,974)
Net income (loss) per share, basic	$0.02	$(0.21)	$(0.13)	$(0.18)	$(0.13)	$0.04	$0.06	$(0.17)
Net income (loss) per share, diluted	$0.02	$(0.21)	$(0.13)	$(0.18)	$(0.13)	$0.03	$0.05	$(0.17)
Weighted average common shares used in computing net income (loss) per share, basic (2)	48,187	48,147	47,232	41,250	41,002	40,940	40,495	40,072
Weighted average common shares used in computing net income (loss) per share, diluted(2)	50,599	48,147	47,232	41,250	41,002	42,134	41,568	40,072

(1)	The 2017 and 2016 amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts.
(2)	The full year net loss per share of common stock, basic and diluted, may not equal the sum of the quarters due to weighting of outstanding shares.
(3)
PSUs, PBOs, and cash bonus awards are granted to certain employees and executives and are subject to our performance in achieving pre-determined criteria approved by our board of directors. Based on the actual achievement of the annual goals, we updated the calculation of the annual expense in the fourth quarter which resulted in an additional true-up charge of approximately $0.1 million in 2017 and $0.3 million in 2016, primarily in selling, general and administrative expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. We reviewed the results of management’s assessment with our Audit Committee.
Our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and our Nominating and Corporate Governance Committee, and our Audit Committee is incorporated by reference from the information that will be set forth in the sections under the headings “Election of Directors,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2018 (the “2018 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information that will be set forth in the 2018 Proxy Statement under the headings “Executive Compensation,” and “Corporate Governance Matters.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information that will be set forth in the 2018 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Information Concerning Voting and Solicitation—Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information that will be set forth in the 2018 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information that will be set forth in the 2018 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

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

Exhibit No.	Description

10.5C+	Form of Amendment to Change of Control Severance Agreement by and between Codexis, Inc. and certain of its officers

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

10.8E+	Amendment to Employment Agreement between the Company and John Nicols, dated November 16, 2017.

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

10.10†	Global Development, Option and License Agreement by and among the Company, Nestec Ltd. and Nestlé Health Science S.A., effective as of October 12, 2017.

Exhibit No.	Description
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

10.15†
Loan and Security Agreement effective as of June 30, 2017 by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.15A†
First Amendment to Loan and Security Agreement effective as of September 28, 2017 by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.15B	Second Amendment to Loan and Security Agreement effective as of November 7, 2017 by and between the Company and Western Alliance Bank.

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of BDO USA, LLP, independent registered public accounting firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 and (vi) Notes to Consolidated Financial Statements.

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

CODEXIS, INC.

Date:	March 15, 2018	By:	/s/ John J. Nicols
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

SIGNATURE	TITLE		DATE

/s/ John J. Nicols	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	March 15, 2018
John J. Nicols

/s/ Gordon T. B. Sangster	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	March 15, 2018
Gordon T. B. Sangster

/s/ Bernard J. Kelley	Chairman of the Board of Directors	Date:	March 15, 2018
Bernard J. Kelley

/s/ Thomas R. Baruch	Chairman Emeritus, Director	Date:	March 15, 2018
Thomas R. Baruch

/s/ Pam P. Cheng	Director	Date:	March 15, 2018
Pam P. Cheng

/s/ Byron L. Dorgan	Director	Date:	March 15, 2018
Byron L. Dorgan

/s/ Kathleen S. Glaub	Director	Date:	March 15, 2018
Kathleen S. Glaub

/s/ David V. Smith	Director	Date:	March 15, 2018
David V. Smith

/s/ Dennis P. Wolf	Director	Date:	March 15, 2018
Dennis P. Wolf

/s/ Patrick Y. Yang	Director	Date:	March 15, 2018
Patrick Y. Yang