Form 10-Q
period 2018-06-30
CODEXIS INC
filed 2018-08-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were 53,512,351 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$53,621	$31,219
Accounts receivable, net of allowances of $34 at June 30, 2018 and December 31, 2017	9,910	11,800
Inventories, net	1,036	1,036
Prepaid expenses and other current assets	1,162	984
Contract assets	554	—
Total current assets	66,283	45,039
Restricted cash	1,460	1,557
Marketable securities	676	671
Property and equipment, net	3,883	2,815
Goodwill	3,241	3,241
Other non-current assets	414	302
Total assets	$75,957	$53,625
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,082	$3,545
Accrued compensation	3,817	4,753
Other accrued liabilities	5,051	4,362
Deferred revenue	4,460	12,292
Total current liabilities	16,410	24,952
Deferred revenue, net of current portion	4,994	1,501
Lease incentive obligation, net of current portion	248	460
Financing obligation, net of current portion	183	302
Other long-term liabilities	1,592	1,863
Total liabilities	23,427	29,078

Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 53,508 shares and 48,365 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	380,551	340,079
Accumulated other comprehensive loss	—	(472)
Accumulated deficit	(328,026)	(315,065)
Total stockholders' equity	52,530	24,547
Total liabilities and stockholders' equity	$75,957	$53,625
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product revenue	$3,723	$6,600	$9,886	$12,186
Research and development revenue	9,815	3,747	17,694	6,131
Total revenues	13,538	10,347	27,580	18,317
Costs and operating expenses:
Cost of product revenue	2,611	3,790	6,436	6,792
Research and development	7,370	6,348	14,548	12,187
Selling, general and administrative	7,395	6,546	15,141	13,152
Total costs and operating expenses	17,376	16,684	36,125	32,131
Loss from operations	(3,838)	(6,337)	(8,545)	(13,814)
Interest income	174	49	245	68
Other expenses, net	(82)	(34)	(142)	(12)
Loss before income taxes	(3,746)	(6,322)	(8,442)	(13,758)
Benefit from income taxes	(11)	(42)	(13)	(18)
Net loss	$(3,735)	$(6,280)	$(8,429)	$(13,740)

Net loss per share, basic and diluted	$(0.07)	$(0.13)	$(0.17)	$(0.31)
Weighted average common stock shares used in computing net loss per share, basic and diluted	52,787	47,232	50,598	44,258

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,735)	$(6,280)	$(8,429)	$(13,740)
Other comprehensive income
Unrealized gain on marketable securities, net of tax (1)	—	194	—	102
Other comprehensive income	—	194	—	102
Total comprehensive loss	$(3,735)	$(6,086)	$(8,429)	$(13,638)
(1) No tax benefit (expense) for the three and six months ended June 30, 2018. Net of tax benefit of $60 for the three and six months ended June 30, 2017, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(8,429)	$(13,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	503	554
Gain on disposal of property and equipment	1	(3)
Income tax benefit related to marketable securities	—	(60)
Stock-based compensation	4,437	3,379
Unrealized gain on investment in marketable securities	(5)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,954	(1,879)
Inventories, net	—	19
Prepaid expenses and other current assets	(132)	(1,824)
Contract Assets	(554)	—
Other assets	79	(44)
Accounts payable	(530)	(446)
Accrued compensation	(936)	(1,394)
Other accrued liabilities	451	271
Long term lease incentive	(212)	(212)
Other long term liabilities	(302)	(56)
Deferred revenue	(9,466)	3,904
Net cash used in operating activities	(12,141)	(11,531)
Investing activities:
Purchase of property and equipment	(1,472)	(680)
Proceeds from disposal of property and equipment	—	3
Net cash used in investing activities	(1,472)	(677)
Financing activities:
Proceeds from exercises of stock options	1,858	142
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	37,497	23,782
Costs incurred in connection with public offering	(179)	(491)
Principal payments on capital lease obligations	(118)	(60)
Taxes paid related to net share settlement of equity awards	(3,140)	(1,636)
Net cash provided by financing activities	35,918	21,737
Net increase in cash, cash equivalents and restricted cash	22,305	9,529
Cash, cash equivalents and restricted cash at the beginning of the period	32,776	20,864
Cash, cash equivalents and restricted cash at the end of the period	$55,081	$30,393

Supplemental disclosure of cash flow information:
Interest paid	$42	$117
Income taxes paid	$5	$5
Supplemental non-cash investing and financing activities:
Equipment acquired under capital leases	$—	$840
Purchase of property and equipment recorded in accounts payable and accrued expenses	$67	$34

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$53,621	$28,817
Restricted cash included in non-current assets	1,460	1,576
Total cash, cash equivalents and restricted cash at the end of the period	$55,081	$30,393

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
More recently, we have begun using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of phenylketonuria ("PKU") disease in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the "Nestlé Agreement") with Nestec Ltd. ("Nestlé Health Science") and, solely for the purpose of the integration and the dispute resolution clauses of the Nestlé Agreement, Nestlé Health Science S.A., to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU disease.
In April 2018, we entered into a strategic collaboration (the "Porton Agreement") with Porton Pharma Solutions, Ltd. ("Porton") to license key elements of Codexis’ biocatalyst technology to Porton’s global custom intermediate and active pharmaceutical ingredients ("API") development and manufacturing business.

We also use our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications.
Below are brief descriptions of our business segments (See Note 13, "Segment, Geographical and Other Revenue Information"):
Performance Enzymes
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, and to date this continues to be our largest market served. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also used the technology to develop customized enzymes for use in other industrial markets. These markets consist of several large industrial verticals, including food and food ingredients, animal feed, flavors, fragrances, and agricultural chemicals. We also use our technology to develop enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications. In April 2018, we entered into the Porton Agreement related to our strategic collaboration with Porton to license key elements of Codexis’ world-leading biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business.

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU disease.  We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2018 and results of our operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. In connection with the adoption of Accounting Standard Update ("ASU") 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," unrealized losses on equity investments in marketable securities, net of taxes, previously included in accumulated other comprehensive loss have been reclassified to beginning accumulated deficit. See "Recently Adopted Accounting Pronouncements" for details regarding the adoption of ASU 2016-01.
Comprehensive loss is equivalent to net loss during the three and six months ended June 30, 2018 because after adopting ASC 2016-01, we do not have any transactions recorded under comprehensive loss. Prior to our adoption of ASU 2016-01, and during the three and six months ended June 30, 2017, comprehensive loss included unrealized losses from our equity investments in marketable securities.

The unaudited interim condensed consolidated financial statements include the accounts of Codexis, Inc. and its wholly owned subsidiaries in the United States, India and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We regularly assess these estimates which primarily affect revenue recognition, accounts receivable, inventories, the valuation of marketable securities, goodwill arising out of business acquisitions, accrued liabilities, stock awards, and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
Segment Reporting

We report two business segments, Performance Enzymes and Novel Biotherapeutics, which are based on our operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, in deciding how to allocate resources, and in assessing performance. Our CODM is our Chief Executive Officer. Our business segments are primarily based on our organizational structure and our operating results as used by our CODM in assessing performance and allocating resources for our company. We do not allocate or evaluate assets by segment.
Previously, we had managed our business under one business segment. As our biotherapeutics business has emerged as a significant opportunity for us, effective in 2018, we formed Novel Biotherapeutics as a new business segment. The Novel Biotherapeutics segment focuses on new opportunities in the pharmaceutical industry to discover or improve novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. The Performance Enzymes segment consists of the existing protein catalyst products and services with focus on pharmaceutical, food, molecular diagnostics, and other industrial markets.
In the second quarter of 2018, we made a change in the segment measurement for allocating operating expenses between our two reporting segments: Performance Enzymes and Novel Biotherapeutics. This change in measurement only impacts our segment disclosures, and it has no impact on our overall consolidated financial statements. Segment results for the three and six months ended June 30, 2018 reflect the change in operating segment measurement. Refer to Note 13, "Segment, Geographical and Other Revenue Information" for more details.
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
The majority of our collaborative contracts contain multiple revenue streams such as up-front and/or annual license fees, fees for full time employee ("FTE") research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage, among others. We determine the stand-alone selling price ("SSP") and allocate consideration to distinct performance obligations. Typically, we base our SSPs on our historical sales. If an SSP is not directly observable, then we estimate the SSP taking into consideration market conditions, forecasted sales, entity-specific factors and available information about the customer.
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
The following is a description of principal activities from which we generate revenue:
Product Revenue
Product revenue consist of sales of protein catalysts, pharmaceutical intermediates and Codex® Biocatalyst Panels and Kits. A majority of our product revenue is made pursuant to purchase orders or supply agreements and is recognized at a point in time when the control of the product has been transferred to the customer typically upon shipment. For some of the products that we develop, we recognize revenue over time as we have a right to payment from the customer under a binding, non-cancellable purchase order, and there is no alternate use of the product for us as it is specifically made for the customer’s use.
Certain of our agreements provide options to customers which they can exercise at a future date, such as the option to purchase our product during the contract duration at discounted prices and an option to extend their contract, among others. In accounting for customer options, we determine whether an option is a material right and this requires us to exercise significant judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right. If the contract gives the customer the option to acquire additional goods or services at their normal SSPs, we would likely determine that the option is not a material right and, therefore, account for it as a separate performance obligation when the customer exercises the option. We primarily account for options which provide material rights using the alternative approach available under ASC 606, as we concluded we meet the criteria for using the alternative approach. Therefore, the transaction price is calculated as the expected consideration to be received for all the goods and services we expect to provide. We update the transaction price for expected consideration, subject to constraint, each reporting period if our estimate of future goods to be ordered by customers change.
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

Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. Under ASC 606, we must first determine whether the license is distinct from other promises, such as our promise to manufacture a product. If we determine that the customer cannot benefit from the license without our manufacturing capability, the license will be accounted for as combined with the other performance obligations. If we determine that a license is distinct, we would recognize revenues from non-refundable, up-front license fees when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using an income approach model which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
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
Our CodeEvolver® platform technology transfer collaboration agreements typically include license fees, upfront fees, and variable consideration in the form of milestone payments, and sales or usage-based royalties. We recognize revenues from our platform technology transfer agreements over time as our customer learns to use our technology.
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
Contract Assets
Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. The contract assets are reclassified to receivables when the rights become unconditional.
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

Cost of Product Revenue
Cost of product revenue comprises both internal and third party fixed and variable costs including materials and supplies, labor, facilities, and other overhead costs associated with our product sales. Shipping costs are included in our cost of product revenue. Such charges were not significant in any of the periods presented.
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
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects and partner-funded collaborative research and development activities, as well as license and platform technology transfer agreements, as mentioned above. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, depreciation of facilities and laboratory equipment and amortization of acquired technologies, as well as external costs, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Advertising costs were $0.1 million for the three months ended June 30, 2018 and 2017 and $0.2 million for the six months ended June 30, 2018 and 2017.
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
The estimated fair value of stock options, RSUs, and RSAs are expensed on a straight-line basis over the vesting term of the grant and the estimated fair value of PSUs and PBOs are expensed using an accelerated method over the term of the award once management has determined that it is probable that the performance objective will be achieved. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.

Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $53.6 million at June 30, 2018 and were comprised of cash of $22.7 million and money market funds of $30.9 million. At December 31, 2017, cash and cash equivalents totaled $31.2 million and were comprised of cash of $24.4 million and money market funds of $6.8 million.
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as non-current restricted cash on the consolidated balance sheets and totaled $0.8 million at June 30, 2018 and December 31, 2017.
In addition, pursuant to the terms of the lease agreement for our Redwood City, CA facilities, our letters of credit are collateralized by deposit balances of $0.7 million as of June 30, 2018 and December 31, 2017, which is recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets (see Note 11, "Commitments and Contingencies" for details).
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
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash equivalents, marketable investments, accounts receivable, accounts payable, and accrued liabilities, approximate their fair values as of the balance sheet dates because of their short maturities.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, marketable securities, and restricted cash. Cash that is not required for immediate operating needs is invested principally in money market funds. Cash and cash equivalents are invested through banks and other financial institutions in the United States, India, and the Netherlands. Such deposits in those countries may be in excess of insured limits.
Accounts Receivable and Allowance for Doubtful Accounts
We currently sell primarily to pharmaceutical and fine chemicals companies throughout the world by the extension of trade credit terms based on an assessment of each customer's financial condition. Trade credit terms are generally offered without collateral and may include a discount for prompt payment for specific customers. To manage our credit exposure, we perform ongoing evaluations of our customers' financial conditions. In addition, accounts receivable includes amounts owed to us under our collaborative research and development agreements. We recognize accounts receivable at invoiced amounts and we maintain a valuation allowance for doubtful accounts.
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
As of June 30, 2018 and December 31, 2017, there were no events or changes in circumstances which indicated that the carrying amount of our long-lived assets might not be recoverable. No impairment charges for long-lived assets were recorded during the six months ended June 30, 2018 and 2017.
Goodwill
As of June 30, 2018 and December 31, 2017, the carrying amount of our goodwill was $3.2 million. All of our goodwill relates to the Performance Enzymes segment. There were no indicators of impairment identified related to our Performance Enzymes segment during the six months ended June 30, 2018 and 2017.

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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of June 30, 2018 and December 31, 2017, we maintained a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss ("NOL") carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we should experience such a change of ownership, utilization of our federal and state NOL carryforwards could be limited.

The adoption of ASC 606 primarily resulted in less revenue recognized as of January 1, 2018, which in turn generated a decrease in net deferred tax assets. As we fully reserve our net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding decrease to the valuation allowance.
We recognized income tax benefit of $11 thousand and $13 thousand for the three and six months ended June 30, 2018, respectively. We recognized income tax benefit of $42 thousand and $18 thousand for three and six months ended June 30, 2017, respectively. The income tax benefits were due to decreases in income from our foreign operations. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Changes to Tax Law
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (vii) creating a tax on global intangible low-taxed income ("GILTI") of foreign subsidiaries; (viii) creating a new limitation on deductible interest expense; (ix) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (x) modifying the officer’s compensation limitation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. The income tax effects of the Tax Act for which the accounting is incomplete include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have made reasonable provisional estimates for each of these items; however these estimates may be affected by other analyses related to the Tax Act, including but not limited to, any deferred adjustments related to the filing of our 2017 federal and state income tax returns and further guidance yet to be issued. As of June 30, 2018, we have not made any additional measurement period adjustments.
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
The BEAT provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and imposes a minimum base erosion anti-abuse tax if greater than regular tax. We do not expect to be subject to this tax based on our assessment of the BEAT provisions.
Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We have adopted ASC 606, effective January 1, 2018, using the modified retrospective transition method. We recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See Note 3, "Revenue Recognition" for more details.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." This guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of this new guidance, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. This new guidance primarily impacts our accounting for equity investments. In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10)." Prior to the adoption of ASU 2016-01, we recognized unrealized holding gains and losses from our equity investment in CO2 Solutions in other comprehensive loss. We adopted ASU 2016-01 in the first quarter of 2018 using a modified retrospective approach by means of a cumulative-effect adjustment to accumulated deficit. Upon adoption of ASU 2016-01, we reclassified $0.5 million of unrealized loss (net of $0.6 million tax) from other accumulated comprehensive loss to beginning accumulated deficit. Any changes in the fair value of our equity investments, except those accounted for under the equity method, will be recognized in earnings on a prospective basis.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which replaces prior lease guidance (Topic 840). This guidance establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain practical expedients. Full retrospective application is prohibited. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this accounting standards update on our Consolidated Financial Statements. We expect that upon adoption, ROU assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This  standard  allows  a  reclassification  from  accumulated  other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. This standard will be effective for us beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. We do not expect this standard to have any impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements and related disclosures.

Note 3. Revenue Recognition
On January 1, 2018, we adopted Topic 606, applying the modified retrospective method to all contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded an increase to opening accumulated deficit of $4.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact on revenue for the three and six months ended June 30, 2018 was an increase of $1.6 million and $5.4 million, respectively, as a result of adopting Topic 606. The increase in revenues from the adoption of ASC 606 was primarily due to revenue from a product that was recognized over time as we have a right to payment from the customer under a binding, non-cancellable purchase order, and there is no alternate use of the product for us as it is specifically for the customer’s use, and revenues from research and development contracts that were recognized when we had the right to invoice our customers for monthly services completed to date. Also revenue from a distinct, functional license granted on January 1, 2018 contributed to the increase in revenue from the adoption of ASC 606.
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa), and APAC (Australia, New Zealand, Southeast Asia, China).

	Three months ended June 30, 2018			Three months ended June 30, 2017
(in thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$3,723	$—	$3,723	$6,600	$—	$6,600
Research and development revenue	7,442	2,373	9,815	3,747	—	3,747
Total revenues	$11,165	$2,373	$13,538	$10,347	$—	$10,347

Primary geographical markets:
Americas	$6,058	$—	$6,058	$4,401	$—	$4,401
EMEA	1,435	2,373	3,808	1,959	—	1,959
APAC	3,672	—	3,672	3,987	—	3,987
Total revenues	$11,165	$2,373	$13,538	$10,347	$—	$10,347

	Six months ended June 30, 2018			Six months ended June 30, 2017
(in thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$9,886	$—	$9,886	$12,186	$—	$12,186
Research and development revenue	12,008	5,686	17,694	6,131	—	6,131
Total revenues	$21,894	$5,686	$27,580	$18,317	$—	$18,317

Primary geographical markets:
Americas	$9,655	$—	$9,655	$6,189	$—	$6,189
EMEA	3,114	5,686	8,800	5,166	—	5,166
APAC	9,125	—	9,125	6,962	—	6,962
Total revenues	$21,894	$5,686	$27,580	$18,317	$—	$18,317

The following table shows the reconciliation of contract liabilities from what was disclosed in the Form 10-K for the year ended December 31, 2017 and gives effect to the modified retrospective adoption of the revenue guidance on January 1, 2018 (in thousands):

Balance
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
The following table presents changes in the contract assets, deferred contract costs, and liabilities (in thousands):

	June 30, 2018
	January 1, 2018 balance	Additions	Deductions (1)	Ending balance
Contract Assets	$—	$3,047	$(2,493)	$554
Contract Costs	239	—	(80)	159
Contract Liabilities: Deferred Revenue	18,966	1,965	(11,477)	9,454
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
We had no asset impairment charges related to contract assets in the period.

During the three and six months ended June 30, 2018, we recognized the following revenues (in thousands):

Revenue recognized in the period from:	Three months ended June 30, 2018	Six months ended June 30, 2018
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$2,994	$8,822
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	64	64
Performance obligations satisfied from new activities in the period - contract revenue	10,480	18,694
Total revenue	$13,538	$27,580

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period, in thousands. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2018. We did not recognize any revenue from performance obligations satisfied in previous periods.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts.

(in thousands)	2018	2019	2020	2021 and Thereafter	Total
Product Revenue	$664	$2,753	$2,183	$1,623	$7,223
Research and development revenue	1,756	475	—	—	2,231
Total	$2,420	$3,228	$2,183	$1,623	$9,454

Practical Expedients, Elections, and Exemptions
We used a practical expedient available under ASC 606-10-65-1(f)4 that permits us to consider the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented when identifying satisfied and unsatisfied performance obligations, transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.
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

Impacts on Financial Statements
In accordance with Topic 606, the disclosure of the impact of adoption to our unaudited condensed consolidated statements of operations and balance sheets was as follows (in thousands, except per share amounts):

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606
Revenues:
Product revenue	$3,723	$(454)	$3,269	$9,886	$(2,970)	$6,916
Research and development revenue	9,815	(1,148)	8,667	17,694	(2,470)	15,224
Total revenues	13,538	(1,602)	11,936	27,580	(5,440)	22,140
Costs and operating expenses:
Cost of product revenue	2,611	(69)	2,542	6,436	(1,355)	5,081
Research and development	7,370	(33)	7,337	14,548	(80)	14,468
Selling, general and administrative	7,395	—	7,395	15,141	—	15,141
Total costs and operating expenses	17,376	(102)	17,274	36,125	(1,435)	34,690
Loss from operations	(3,838)	(1,500)	(5,338)	(8,545)	(4,005)	(12,550)
Interest income	174	—	174	245	—	245
Other expenses	(82)	—	(82)	(142)	—	(142)
Loss before income taxes	(3,746)	(1,500)	(5,246)	(8,442)	(4,005)	(12,447)
Provision (benefit) from income taxes	(11)	—	(11)	(13)	—	(13)
Net loss	$(3,735)	$(1,500)	$(5,235)	$(8,429)	$(4,005)	$(12,434)

Net loss per share, basic and diluted	$(0.07)	$(0.03)	$(0.10)	$(0.17)	$(0.08)	$(0.25)
Weighted average common shares used in computing net loss per share, basic and diluted	52,787		52,787	50,598		50,598

	June 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
Assets
Accounts Receivable	$9,910	$(1,136)	$8,774
Contract Assets	554	(554)	—
Other non-current assets	414	(159)	255
Liabilities
Other accrued liabilities	5,051	(1,591)	3,460
Deferred revenue - current	4,460	2,909	7,369
Deferred revenue - non-current	4,994	(3,220)	1,774
Stockholders' equity
Accumulated deficit	(328,026)	55	(327,971)

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
The following shares were not included in the computation of diluted net loss per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	7,462	7,621	7,462	7,621
Shares of common stock issuable upon exercise of outstanding warrants	—	73	—	73
Total shares excluded as anti-dilutive	7,462	7,694	7,462	7,694
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
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively, compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively, for various research projects under our collaborative arrangement.
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
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin catalyst purchased by Merck and to allow Merck to purchase a percentage of its requirements for sitagliptin catalyst from a specified third-party supplier. Merck received a distinct, functional license to manufacture a portion of its demand beginning January 1, 2018, which we recognized as research and development revenue. We recognized research and development revenue of zero and $1.3 million for the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2017, respectively.
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
We had a deferred revenue balance from Merck of $5.2 million at June 30, 2018 and $1.5 million at December 31, 2017. In addition, pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $2.7 million and $7.2 million for the three and six months ended June 30, 2018, respectively, compared to $3.2 million and $5.0 million for the three and six months ended June 30, 2017, respectively, in product revenue under this agreement.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.8 million in December 2016, which we accordingly recorded as deferred revenue. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We have determined that the volume discounts under the supply agreement provides the customer material rights and we are recognizing revenues using the alternative method. As of June 30, 2018 and December 31, 2017, we had deferred revenue from the supply agreement of $2.0 million and $0.7 million, respectively.
Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with Tate & Lyle Ingredients Americas LLC ("Tate & Lyle"). Under the agreement, we have the potential to receive research and development revenue and milestone payments based on the customer's decision to continue the development process. We received an upfront payment of $3.0 million, which was recognized ratably over the maximum term of the services period of 21 months. Beginning January 1, 2018, we are recognizing revenue using a single measure of progress that faithfully depicts our performance in transferring the services. During the second quarter of 2018, Tate & Lyle opted to obtain additional development services that we completed by June 30, 2018 and we earned milestone payments upon completion of the services. We recognized $4.5 million and $5.9 million for the three and six months ended June 30, 2018, respectively, compared to $0.9 million of revenue for the three and six months ended June 30, 2017, respectively, for research and development services under the agreement. As of June 30, 2018 and December 31, 2017, we had deferred revenue from the development services agreement of $1.1 million and $3.1 million, respectively.

Global Development, Option and License Agreement and Strategic Collaboration Agreement
In October 2017, we entered into a Global Development, Option and License Agreement (the "Nestlé Agreement") with Nestec Ltd. ("Nestlé Health Science") and, solely for the purpose of the integration and the dispute resolution clauses of the Nestlé Agreement, Nestlé Health Science S.A., to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU.
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement of which we recognized development fees of $1.8 million and $4.5 million for the three and six months ended June 30, 2018, respectively, as research and development revenue and no research and development revenue for the three and six months ended June 30, 2017. We had deferred revenue related to the development fees of $2.3 million at June 30, 2018 and $6.8 million at December 31, 2017. We are eligible to receive a $4.0 million progress payment after the commencement of a Phase 1a clinical trial of CDX-6114 for the potential treatment of PKU disease. On July 9, 2018, we announced that we have dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114. The initiation of the trial triggers the $4.0 million milestone payment to Codexis from Nestlé Health Science which is payable within 60 days of the initiation of the trial. In the event Nestlé Health Science exercises an option under the Nestlé Agreement to take an exclusive license under certain of our patents and know-how, they will be obligated to pay us $3.0 million within 60 days after the exercise of the option. The upfront payment and the variable consideration of $4.0 million progress payment are being recognized over time as the development work is being performed. The progress payment variable consideration is estimated using the most likely amount. Revenue is being recognized using a single measure of progress that faithfully depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. Upon exercise of the option, we are eligible to receive payments from Nestlé Health Science under the Nestlé Agreement that include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the "Strategic Collaboration Agreement") pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we recognized research and development fees of $0.6 million and $1.2 million for the three and six months ended June 30, 2018, respectively, and no research and development fees for the three and six months ended June 30, 2017. We had deferred revenue of $0.8 million and $1.1 million at June 30, 2018 and December 31, 2017, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement, and we recognized no research and development revenue for the three and six months ended June 30, 2018 and 2017. We had deferred revenue of $0.5 million and none at June 30, 2018 and December 31, 2017, respectively.

Note 6. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities at June 30, 2018 and at December 31, 2017 consisted of the following (in thousands):

	June 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (1)	$30,913	$—	$—	$30,913
Common shares of CO2 Solutions (2)	563	113	—	676
Total	$31,476	$113	$—	$31,589

	December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (1)	$6,778	$—	$—	$6,778
Common shares of CO2 Solutions (2)	563	108	—	671
Total	$7,341	$108	$—	$7,449

(1) Money market funds are classified in cash and cash equivalents on our unaudited condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified as marketable securities, and included in non-current assets on our unaudited condensed consolidated balance sheets.
The marketable securities were in an unrealized gain position at June 30, 2018 and December 31, 2017.

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$30,913	$—	$—	$30,913
Common shares of CO2 Solutions (2)	—	676	—	676
Total	$30,913	$676	$—	$31,589

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,778	$—	$—	$6,778
Common shares of CO2 Solutions (2)	—	671	—	671
Total	$6,778	$671	$—	$7,449

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
During the three and six months ended June 30, 2018, unrealized loss of $20 thousand and unrealized gain of $5 thousand, respectively, related to our investment in CO2 Solutions were included in other expense, net, in the unaudited condensed consolidated statements of operations. Prior to our adoption of ASU 2016-01, we recorded unrealized gains and losses from our investment in CO2 Solutions in accumulated other comprehensive loss in stockholders' equity. During the six months ended June 30, 2017, unrealized losses related to our investment in CO2 Solutions was $0.1 million and was included in other comprehensive loss.

Note 8. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$214	$215
Work-in-process	62	53
Finished goods	2,157	2,147
Less: reserve	(1,397)	(1,379)
Inventories, net	$1,036	$1,036

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Laboratory equipment (1)	$20,636	$19,777
Leasehold improvements	10,358	10,327
Computer equipment and software	3,770	3,695
Office equipment and furniture	1,195	1,185
Construction in progress (2)	457	85
Property and equipment	36,416	35,069
Less: accumulated depreciation and amortization	(32,533)	(32,254)
Property and equipment, net	$3,883	$2,815

(1) Fully depreciated laboratory equipment with a cost of $0.2 million and $0.2 million was retired during six months ended June 30, 2018 and the fiscal year ended December 31, 2017, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.
Goodwill
Goodwill had a carrying value of approximately $3.2 million at June 30, 2018 and December 31, 2017.
Other Accrued liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued purchases (1)	$834	$941
Accrued professional and outside service fees	1,666	2,393
Accrued expenses - cost of sales	1,387	—
Deferred rent	297	258
Lease incentive obligation	425	425
Other	442	345
Total	$5,051	$4,362

(1) Amount represents products and services received but not billed as of June 30, 2018 and December 31, 2017.

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
In the first quarter of 2018, we awarded PSUs ("2018 PSUs") and PBOs ("2018 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, new research and development service revenue arrangements and novel therapeutic enzymes advancement. As of June 30, 2018, we estimated that the 2018 PSUs and 2018 PBOs performance goals would be achieved at 143% of the target level, and recognized expenses accordingly.

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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$567	$342	$1,003	$664
Selling, general and administrative	1,890	1,369	3,434	2,715
Total	$2,457	$1,711	$4,437	$3,379
The following table presents total stock-based compensation expense by security types included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$535	$380	$1,015	$714
RSUs and RSAs	436	484	878	943
PSUs	426	348	844	988
PBOs	1,060	499	1,700	734
Total	$2,457	$1,711	$4,437	$3,379
As of June 30, 2018, unrecognized stock-based compensation expense, net of expected forfeitures, was $4.5 million related to unvested employee stock options, $1.8 million related to unvested RSUs and RSAs, $1.5 million related to unvested PSUs, and $3.7 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense will be recognized over the vesting periods.

Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options and PBOs granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(1)	(1)
Expected term (in years)	—	—	5.6	5.3
Volatility	—	—	60%	62%
Risk-free interest rate	—	—	2.70%	2.00%
Dividend yield	—	—	—%	—%
Weighted-average estimated fair value of stock options granted	—	—	$5.02	$2.52
(1) The Company did not grant employee stock options or PBOs in the three months ended June 30, 2018 and 2017.

Note 10. Capital Stock
Exercise of Options
For the six months ended June 30, 2018 and 2017, 302,703 and 55,780 shares, respectively, were exercised at a weighted-average exercise price of $6.14 and $2.55 per share, respectively, with net cash proceeds of $1.9 million and $0.1 million, respectively.
Public Offering

In April 2018, we completed an underwritten public offering of 4,312,500 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 562,500 of our shares, at a public offering price of $9.25 per share. After deducting the underwriting discounts and commissions and estimated offering expenses, net proceeds were approximately $37.3 million.

Unaudited consolidated statements of stockholders' equity as of June 30, 2018 and 2017 are as follows (in thousands):

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2016	41,255	$4	$311,164	$—	$(292,069)	$19,099
Exercise of stock options	56	—	142	—	—	142
Release of stock awards	1,079	—	—	—	—	—
Employee stock-based compensation	—	—	3,379	—	—	3,379
Net shares settlements for taxes	(391)	—	(1,636)	—	—	(1,636)
Issuance of common stock, net of issuance costs	6,325	1	23,290	—	—	23,291
Total comprehensive loss	—	—	—	102	(13,740)	(13,638)
Balance at June 30, 2017	48,324	$5	$336,339	$102	$(305,809)	$30,637

Balance at December 31, 2017	48,365	$5	$340,079	$(472)	$(315,065)	$24,547
Exercise of stock options	303	—	1,858	—	—	1,858
Release of stock awards	824	—	—	—	—	—
Employee stock-based compensation	—	—	4,413	—	—	4,413
Non-employee stock-based compensation	—	—	24	—	—	24
Net shares settlements for taxes	(297)	—	(3,140)	—	—	(3,140)
Issuance of common stock, net of issuance costs of $179	4,313	—	37,317	—	—	37,317
ASC 606 Adjustments	—	—	—	—	(4,060)	(4,060)
ASU 2016-01 Adjustments	—	—	—	472	(472)	—
Net loss	—	—	—	—	(8,429)	(8,429)
Balance at June 30, 2018	53,508	$5	$380,551	$—	$(328,026)	$52,530

Note 11. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 107,200 square feet of office and laboratory space in four buildings within the same business park of Metropolitan Life Insurance Company ("MetLife"). We entered into the initial lease with MetLife for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the lease, with the latest amendment ("Seventh Amendment") in October 2016 which, for one of our buildings, waived our existing asset retirement obligation, and extended the lease term to January 2022. The various terms for the spaces under the lease have expiration dates that range from January 2020 through January 2022. Beginning in February 2014, we have subleased office space to different subtenants with separate options to extend the subleases. If all such options to extend were exercised, these agreements would expire at various dates through November 2019.
We incurred $3.6 million of capital improvement costs related to the facilities leased from MetLife through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord for the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligations were $0.7 million and $0.9 million at June 30, 2018 and December 31, 2017, respectively, and are reflected as liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.

We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of both June 30, 2018 and December 31, 2017, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and six months ended June 30, 2018 and June 30, 2017.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of June 30, 2018 and December 31, 2017. These deposits are recorded as restricted cash on the consolidated balance sheets.
Rent expense was $0.8 million and $1.6 million during the three and six months ended June 30, 2018, respectively, partially offset by sublease income of $0.3 million and $0.6 million, respectively. Rent expense was $0.8 million and $1.5 million during three and six months ended June 30, 2017, respectively, partially offset by sublease income of $0.3 million and $0.7 million, respectively.
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
Leases
Future minimum payments under non-cancellable capital and operating leases at June 30, 2018 are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2018 (remaining 6 months)	$126	$1,598
2019	252	3,280
2020	61	712
2021	—	490
2022	—	41
Total minimum lease payments (1)	439	$6,121
Less: amount representing interest	(19)
Present value of capital lease obligations	420
Less: current portion	(237)
Long-term portion of capital leases	$183
(1) Minimum payments have not been reduced by future minimum sublease rentals of $0.9 million to be received under non-cancellable subleases at June 30, 2018.
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

The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	April 2017	2
Service agreement for stability study	July 2017	439
Service agreement for clinical trial	December 2017	$2,116
Total other commitments		$4,250
Credit Facility
Effective June 30, 2017, we entered into a credit facility (the "Credit Facility") consisting of term loans ("Term Debt") totaling up to $10.0 million, and advances ("Advances") under a revolving line of credit ("Revolving Line of Credit") totaling up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At June 30, 2018, we have not drawn from the Credit Facility. In June 2018, we entered into a Third Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2018. We may draw on the Term Debt at any time prior to September 30, 2018, subject to customary conditions for funding including, among others, that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On July 1, 2021, any loans for Term Debt mature and the Revolving Line of Credit terminates. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
The Credit Facility allows for interest-only payments on Term Debt through August 1, 2019. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictions which require us to comply with certain financial covenants including achieving consolidated product revenues levels at minimum levels as set forth in the Credit Facility through December 2018 and on and after January 2019, in each case unless we maintain certain minimum cash levels with the lender in an amount equal to or greater than six times the sum of the average six-month trailing operating cash flow net outlay plus the average monthly principal due and payable in the immediately succeeding three-month period. The Credit Facility places various restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, and selling assets and permitted assets to be held at foreign subsidiaries above specified caps, in each case subject to certain exceptions. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facility and our cash. At June 30, 2018, we were in compliance with the covenants for the Credit Facility.
Legal Proceedings
We are not currently a party to any material pending litigation or other material legal proceedings.
In February 2018, we and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, "EnzymeWorks"), Junhua Tao, and Andrew Tao reached a settlement concerning the lawsuit filed by us in February 2016 against EnzymeWorks, Junhua Tao, and Andrew Tao in the United States District Court for the Northern District of California. The parties have entered into a settlement agreement, the terms of which are confidential. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice. EnzymeWorks appealed the sanctions levied against them by Judge Orrick to the Federal Circuit and filed its opening brief on May 30, 2018.  On July 9, 2018, Codexis filed its response brief, and EnzymeWorks filed its reply on July 30, 2018.

Indemnifications
We are required to recognize a liability for the fair value of any obligations we assume upon the issuance of a guarantee. We have certain agreements with licensors, licensees, and collaborators that contain indemnification provisions. In such provisions, we typically agree to indemnify the licensor, licensee and collaborator against certain types of third party claims. The maximum amount of the indemnifications is not limited. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for expenses related to indemnification issues for any periods presented.

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
We recognized no revenue for the three and six months ended June 30, 2018, compared to $0.4 million and $0.7 million in revenues for the three and six months ended June 30, 2017, respectively, shown in the unaudited condensed consolidated statement of operations as research and development revenue. We had $0.6 million and $1.6 million of receivables from Exela at June 30, 2018 and December 31, 2017, respectively.
AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca PLC, to Alfa Aesar, which is a purchasing agent of AstraZeneca PLC, and also to Asymchem Life Science Co, Ltd, which is a contract manufacturer for AstraZeneca PLC.
In the three and six months ended June 30, 2018, we recognized $55 thousand and $0.4 million in revenue from AstraZeneca PLC, compared to $24 thousand and $50 thousand in the three and six months ended June 30, 2017, respectively. We recognized nil and de minimis revenue from Asymchem in the three and six months ended June 30, 2018, respectively, and no revenue in the three and six months ended June 30, 2017, respectively. We recognized no revenue from Alfa Aesar in the three and six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, we had $45 thousand and $86 thousand accounts receivables from AstraZeneca, PLC, respectively, zero and $0.4 million of accounts receivables from Alfa Aesar, respectively, and no accounts receivables from Asymchem.
In the three and six months ended June 30, 2018, we performed a proof of concept screening service using AstraZeneca’s substrate. This service was related to an option for additional services which AstraZeneca had exercised in June. We had completed the additional services and recognized $45 thousand in revenue at June 30, 2018.
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

Performance Enzymes
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, and to date this continues to be our largest market served. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also used the technology to develop customized enzymes for use in other industrial markets. These markets consist of several large industrial verticals, including food and food ingredients, animal feed, flavors, fragrances, and agricultural chemicals. We also use our technology to develop enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications.

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU disease.  We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas. For the three and six months ended June 30, 2018, all revenues related to the Novel Biotherapeutics segment were generated from our collaboration with Nestlé Health Science.  There was no revenue related to the Novel Biotherapeutics segment for the three and six months ended June 30, 2017.
Our CODM regularly reviews our segments and the approach provided by management for performance evaluation and resource allocation.
In the second quarter of 2018, we made a change in the segment measurement for allocating operating expenses between our two reporting segments. The remaining expenses have been allocated to corporate costs.  This change in measurement only impacts our segment disclosures, and it has no impact on our overall consolidated financial statements.
We revised the allocation of operating expenses between the two segments based on better insight and improved judgment during the second quarter of 2018. Operating expenses that directly support the segment activity are allocated based on segment headcount, revenue contribution or activity of the business units within the segments, based on the corporate activity type provided to the segment. The expense allocation excludes certain corporate costs that are separately managed from the segments.
Management believes that the current allocation of research and development expenses provides a more accurate presentation of how the segments utilize research and development support activities as compared to the method previously used. This provides the CODM with more meaningful segment profitability reporting to support operating decisions and allocate resources.
Following the change, we reclassified the research and development cost of $0.3 million from Performance Enzyme to Novel Biotherapeutics for the three months ended March 31, 2018 and we reclassified the research and development cost of $0.1 million from Novel Biotherapeutics to Performance Enzyme for the three months ended March 31, 2017.
Segment results for the three and six months ended June 30, 2018 have been revised to reflect this change in operating segment measurement.

The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$3,723	$—	$3,723	$6,600	$—	$6,600
Research and development revenue	7,442	2,373	9,815	3,747	—	3,747
Total revenues	11,165	2,373	13,538	10,347	—	10,347
Costs and operating expenses:
Cost of product revenue	2,611	—	2,611	3,790	—	3,790
Research and development(1)	4,724	2,442	7,166	4,023	2,149	6,172
Selling, general and administrative	1,729	304	2,033	1,777	—	1,777
Total segment costs and operating expenses	9,064	2,746	11,810	9,590	2,149	11,739
Income (loss) from operations	$2,101	$(373)	$1,728	$757	$(2,149)	$(1,392)
Corporate costs (2)			(5,209)			(4,702)
Depreciation and amortization			(265)			(228)
Loss before income taxes			$(3,746)			$(6,322)

(1) Research and development expenses exclude depreciation and amortization.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$9,886	$—	$9,886	$12,186	$—	$12,186
Research and development revenue	12,008	5,686	17,694	6,131	—	6,131
Total revenues	21,894	5,686	27,580	18,317	—	18,317
Costs and operating expenses:
Cost of product revenue	6,436	—	6,436	6,792	—	6,792
Research and development(1)	9,790	4,374	14,164	8,172	3,660	11,832
Selling, general and administrative	3,825	450	4,275	3,589	—	3,589
Total segment costs and operating expenses	20,051	4,824	24,875	18,553	3,660	22,213
Income (loss) from operations	$1,843	$862	$2,705	$(236)	$(3,660)	$(3,896)
Corporate costs (2)			(10,644)			(9,308)
Depreciation and amortization			(503)			(554)
Loss before income taxes			$(8,442)			$(13,758)
(1) Research and development expenses exclude depreciation and amortization.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

The following table provides stock-based compensation expense included in income (loss) from operations by segment (in thousands):

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$768	$83	$851	$434	$47	$481

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$1,326	$146	$1,472	$789	$100	$889

Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer A	27%	45%	38%	42%
Customer B	34%	21%	22%	12%
Customer C	18%	*	21%	*
Customers that each contributed 10% or more of our total accounts receivable had the following balances as of the periods presented:

	Percentage of Accounts Receivables at
	June 30, 2018	December 31, 2017
Customer A	46%	31%
Customer B	27%	16%
Customer D	11%	15%
Customer E	*	14%
* Less than 10% of the period presented
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Americas	$6,058	$4,401	$9,655	$6,189
EMEA	3,808	1,959	8,800	5,166
APAC	3,672	3,987	9,125	6,962
Total revenues	$13,538	$10,347	$27,580	$18,317

Identifiable long-lived assets as follows (in percentage):

Long-lived assets:	June 30, 2018	December 31, 2017
United States	100%	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018 (the "Annual Report"). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

Performance Enzymes
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, and to date this continues to be our largest market served. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also used the technology to develop customized enzymes for use in other industrial markets. These markets consist of several large industrial verticals, including food and food ingredients, animal feed, flavors, fragrances, and agricultural chemicals. We also use our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and molecular biology research applications. In April 2018, we entered into a strategic collaboration (the “Porton Agreement”) with Porton Pharma Solutions, Ltd. (“Porton”) to license key elements of Codexis’ biocatalyst technology to Porton’s global custom intermediate and active pharmaceutical ingredients (“API”) development and manufacturing business.

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of phenylketonuria ("PKU") disease in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the "Nestlé Agreement") with Nestec Ltd. ("Nestlé Health Science") to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU disease. We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.
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
Revenues increased to $13.5 million for the second quarter of 2018 from $10.3 million in the second quarter of 2017, primarily due to higher research and development revenue. Research and development revenue for the second quarter of 2018 increased to $9.8 million from $3.7 million in the second quarter of 2017 primarily due to additional research and development services obtained by Tate & Lyle Ingredients Americas LLC ("Tate & Lyle") during the second quarter and development fees from Nestlé Health Science under our Global Development, Option and License Agreement. Product revenue decreased by $2.9 million from $6.6 million in the corresponding period of the prior year due to the timing of shipments to customers.
Product gross margins were 30% for the second quarter of 2018, compared to 43% in the same period in 2017 due to product mix.
Research and development expense increased by $1.0 million, or 16%, to $7.4 million for the second quarter of 2018, compared to the second quarter of 2017, primarily due to an increase in costs associated with higher headcount and an increase in lab supplies, which was partially offset by a decrease in outside services.
Selling, general and administrative expense increased by $0.8 million, or 13%, to $7.4 million for the second quarter of 2018, compared to the second quarter of 2017, primarily due to an increase in costs associated with higher headcount, recruiting costs, and stock compensation expense, which was partially offset by lower legal expenses related to intellectual property.
Net loss for the second quarter of 2018 was $3.7 million, representing a net loss of $0.07 per basic and diluted share. This compares to a net loss of $6.3 million, representing a net loss of $0.13 per basic and diluted share for the second quarter of 2017. The decrease in net loss for the second quarter of 2018 over the same period of the prior year is primarily attributable to recognition of research and development revenue from Nestlé Health Science and Tate & Lyle that opted to obtain additional development services during the second quarter, which was partially offset by increased spending in salaries, employee compensation and lab supplies.
Cash and cash equivalents increased by $22.4 million to $53.6 million as of June 30, 2018 compared to $31.2 million as of December 31, 2017. Net cash used in operating activities increased to $12.1 million in the six months ended June 30, 2018 compared to $11.5 million in the six months ended June 30, 2017. In April 2018, we completed a public offering of approximately 4.3 million shares of our common stock at an offering price of $9.25 per share resulting in net proceeds to us of $37.3 million. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. As of June 30, 2018, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 11, "Commitments and Contingencies."
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues increased by $0.8 million, or 8%, to $11.2 million for the three months ended June 30, 2018, compared to the second quarter of 2017 due primarily to an increase in research and development revenue from Tate & Lyle, which was partially offset by a decrease in product revenue.
Product gross margins were 30% in the three months ended June 30, 2018, compared to 43% in the corresponding period in 2017 due to an increase in product revenue from lower margin enzymes and a decrease in sales of higher margin products.
Research and development expense increased $0.7 million, or 17%, to $4.7 million for the second quarter of 2018, compared to the second quarter of 2017, due primarily to an increase in costs associated with higher headcount and an increase in lab supplies expenses.

Selling, general and administrative expense decreased by $48 thousand, or 3%, to $1.7 million for the second quarter of 2018, compared to the second quarter of 2017, due primarily to an increase in outside services, employee compensation and recruiting costs.
Novel Biotherapeutics
Research and development revenue for the second quarter of 2018 was $2.4 million. Revenues in the Novel Biotherapeutics segment are derived entirely from research and development revenue relating to the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science. In the fourth quarter of 2017, we signed a global development, option and license agreement with Nestlé Health Science and, thus, we had no revenues in the Novel Biotherapeutics segment prior to the fourth quarter of 2017.
Research and development expense decreased $0.3 million, or 14%, to $2.4 million for the second quarter of 2018, compared to the second quarter of 2017, due primarily to an increase in outside services and outside consultants as a result of increased research and development activities related to the development of our CDX-6114 and other product candidates in our Novel Biotherapeutics pipeline.
Selling, general and administrative expense was $0.3 million during the second quarter of 2018, compared to zero for the second quarter of 2017. This consisted of the allocated employee costs related to the development of our CDX-6114 product candidate and other product candidates in our Novel Biotherapeutics pipeline.
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

We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively, compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2017, respectively, for various research projects under our collaborative arrangement.
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
Global Development, Option and License Agreement and Strategic Collaboration Agreement
In October 2017, we entered into the Nestlé Agreement with Nestlé Health Science and, solely for the purpose of the integration and the dispute resolution clauses of the Agreement, Nestlé Health Science S.A., to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU.
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement of which we recognized development fees of $1.8 million and $4.5 million for the three and six months ended June 30, 2018, respectively, as research and development revenue and no development fees as research and development revenue for the three and six months ended June 30,

2017. We had deferred revenue related to the development fees of $2.3 million at June 30, 2018 and $6.8 million at December 31, 2017. We are eligible to receive a $4.0 million progress payment after the commencement of a Phase 1a clinical trial of CDX-6114 for the potential treatment of PKU disease. On July 9, 2018, we announced that we have dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114. The initiation of the trial triggers the $4.0 million milestone payment to Codexis from Nestlé Health Science which is payable within 60 days of the initiation of the trial. In the event Nestlé Health Science exercises an option under the Nestlé Agreement to take an exclusive license under certain of our patents and know-how, they will be obligated to pay us $3.0 million within 60 days after the exercise of the option. The upfront payment and the variable consideration of $4.0 million progress payment are being recognized over time as the development work is being performed. The progress payment variable consideration is estimated using the most likely amount. Revenue is being recognized using a single measure of progress that faithfully depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. Upon exercise of the option, we are eligible to receive payments from Nestlé Health Science under the Nestlé Agreement that include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we recognized research and development fees of $0.6 million and $1.2 million for the three and six months ended June 30, 2018, respectively, and no research and development fees for the three and six months ended June 30, 2017. We had deferred revenue of $0.8 million and $1.1 million at June 30, 2018 and December 31, 2017, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Revenues:
Product revenue	$3,723	$6,600	$(2,877)	(44)%	$9,886	$12,186	$(2,300)	(19)%
Research and development revenue	9,815	3,747	6,068	162%	17,694	6,131	11,563	189%
Total revenues	13,538	10,347	3,191	31%	27,580	18,317	9,263	51%
Costs and operating expenses:
Cost of product revenue	2,611	3,790	(1,179)	(31)%	6,436	6,792	(356)	(5)%
Research and development	7,370	6,348	1,022	16%	14,548	12,187	2,361	19%
Selling, general and administrative	7,395	6,546	849	13%	15,141	13,152	1,989	15%
Total costs and operating expenses	17,376	16,684	692	4%	36,125	32,131	3,994	12%
Loss from operations	(3,838)	(6,337)	2,499	39%	(8,545)	(13,814)	5,269	38%
Interest income	174	49	125	255%	245	68	177	260%
Other expenses, net	(82)	(34)	(48)	(141)%	(142)	(12)	(130)	(1,083)%
Loss before income taxes	(3,746)	(6,322)	2,576	41%	(8,442)	(13,758)	5,316	39%
Benefit from income taxes	(11)	(42)	31	74%	(13)	(18)	5	28%
Net loss	$(3,735)	$(6,280)	$2,545	41%	$(8,429)	$(13,740)	$5,311	39%
Revenues
Our revenue is comprised of product revenue and research and development revenue as follows:

•	Product revenue consist of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits.

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

The following table shows the amounts of our product revenue and research and development revenue from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2018	2017	$	%	2018	2017	$	%
Product revenue	$3,723	$6,600	$(2,877)	(44)%	$9,886	$12,186	$(2,300)	(19)%
Research and development revenue	9,815	3,747	6,068	162%	17,694	6,131	11,563	189%
Total revenues	$13,538	$10,347	$3,191	31%	$27,580	$18,317	$9,263	51%
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
Total revenues increased by $3.2 million and $9.3 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to higher research and development revenue partially offset by lower product revenue.
Product revenue decreased by $2.9 million and $2.3 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to lower revenue from Tate & Lyle and a pharmaceutical customer.
Research and development revenue increased $6.1 million and $11.6 million in the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The increase in research and development revenue for the three and six months ended June 30, 2018 is primarily due to revenues from our collaborative arrangements with Nestlé Health Science for the development of CDX-6114 and development of novel enzymes for Nestlé Health Science under our Strategic Collaboration Agreement, in addition to research and development revenue from Tate & Lyle and a pharmaceutical customer, and recognition of a license fee from Merck.

Cost and Operating Expenses
Our cost and operating expenses are comprised of cost of product revenue, research and development expense, and selling, general and administrative expense. The following table shows the amounts of our cost of product revenue, research and development expense, and selling, general and administrative expense from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2018	2017	$	%	2018	2017	$	%
Cost of product revenue	$2,611	$3,790	$(1,179)	(31)%	$6,436	$6,792	$(356)	(5)%
Research and development	7,370	6,348	1,022	16%	14,548	12,187	2,361	19%
Selling, general and administrative	7,395	6,546	849	13%	15,141	13,152	1,989	15%
Total costs and operating expenses	$17,376	$16,684	$692	4%	$36,125	$32,131	$3,994	12%
Cost of Product Revenue and Product Gross Margin
Our revenues from product revenue are derived entirely from our Performance Enzymes segment. Revenues from the Novel Biotherapeutics segment are from collaborative research and development activities and not from product revenue.
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2018	2017	$	%	2018	2017	$	%
Product revenue	$3,723	$6,600	$(2,877)	(44)%	$9,886	$12,186	$(2,300)	(19)%
Cost of product revenue	2,611	3,790	(1,179)	(31)%	6,436	6,792	(356)	(5)%
Product gross profit	$1,112	$2,810	$(1,698)	(60)%	$3,450	$5,394	$(1,944)	(36)%
Product gross margin (%)	30%	43%			35%	44%
Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
Product gross margins were 30% and 35% in the three and six months ended June 30, 2018, respectively, compared to 43% and 44%, respectively, in the corresponding periods in 2017 due to an increase in product revenue of lower margin enzymes and decrease in sales of higher margin products. We expect gross margin on product sales to increase in the future quarters.

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
Research and development expenses increased by $1.0 million, or 16%, during the three months ended June 30, 2018 and $2.4 million, or 19%, during the six months ended June 30, 2018, compared to the same periods in 2017, primarily due to an increase in costs associated with higher headcount and an increase in lab supplies, which was partially offset by a decrease in outside services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation, hiring and training costs, consulting and outside services expenses (including audit and legal costs), marketing costs, building lease costs, and depreciation expenses.
Selling, general and administrative expenses increased by $0.8 million, or 13%, during the three months ended June 30, 2018 and $2.0 million, or 15% during the six months ended June 30, 2018, compared to the corresponding periods in 2017, primarily due to an increase in costs associated with higher headcount, recruiting costs and stock compensation expense.
Interest Income and Other Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2018	2017	$	%	2018	2017	$	%
Interest income	$174	$49	$125	255%	$245	$68	$177	260%
Other expense, net	(82)	(34)	(48)	(141)%	(142)	(12)	(130)	(1,083)%
Total other income	$92	$15	$77	513%	$103	$56	$47	84%
Interest income increased by $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to higher cash and cash equivalents balance received from the public offering in April 2018.
The change in other expense for the three and six months ended June 30, 2018 compared to the same periods in 2017 was primarily related to higher interest expense and fluctuations in foreign currency.
Benefit from Income Taxes
We recognized an income tax benefit of $11 thousand and $13 thousand for the three and six months ended June 30, 2018, respectively. We recognized a benefit from income tax of $42 thousand and $18 thousand for the three and six months ended June 30, 2017, respectively. The decrease in income tax expense was due a decrease in income from our foreign operations. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Net loss
The net loss for the second quarter of 2018 was $3.7 million, representing a net loss of $0.07 per basic and diluted share. This compares to a net loss of $6.3 million, representing a net loss of $0.13 per basic and diluted share for the second quarter of 2017. For the six months ended June 30, 2018, the net loss was $8.4 million, representing a net loss of $0.17 per basic and diluted share. This compares to a net loss of $13.7 million, representing a net loss of $0.31 per basic and diluted share for the six months ended June 30, 2017. The decrease in net loss for the three and six months ended June 30, 2018 compared to the same periods of the prior year is primarily related to higher research and development revenue net of the corresponding higher costs and operating expenses, partially offset by a decrease in revenue from product sales.

Results of Operations by Segment

	Three months ended June 30,						Change
	2018			2017			Performance Enzymes		Novel Biotherapeutics
(In Thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Product revenue	$3,723	$—	$3,723	$6,600	$—	$6,600	$(2,877)	(44)%	$—	—%
Research and development revenue	7,442	2,373	9,815	3,747	—	3,747	3,695	99%	2,373	100%
Total revenues	$11,165	$2,373	$13,538	$10,347	$—	$10,347	$818	8%	$2,373	100%

	Six months ended June 30,						Change
	2018			2017			Performance Enzymes		Novel Biotherapeutics
(In Thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Product revenue	$9,886	$—	$9,886	$12,186	—	$12,186	$(2,300)	(19)%	$—	—%
Research and development revenue	12,008	5,686	17,694	6,131	$—	6,131	5,877	96%	5,686	100%
Total revenues	$21,894	$5,686	$27,580	$18,317	$—	$18,317	$3,577	20%	$5,686	100%
Revenues
Revenues from the Performance Enzymes segment increased $0.8 million, or 8%, to $11.2 million for the three months ended June 30, 2018, compared to $10.3 million for the three months ended June 30, 2017 due primarily to an increase in research and development revenue which was offset by a decrease in product revenue. Revenues from the Performance Enzymes segment increased $3.6 million, or 20%, to $21.9 million for the six months ended June 30, 2018, compared to $18.3 million for the six months ended June 30, 2017 due primarily to revenue from Tate & Lyle and a pharmaceutical customer.
Revenues from the Novel Biotherapeutics segment were $2.4 million and $5.7 million for the three and six months ended June 30, 2018. Revenues from the Novel Biotherapeutics segment are derived entirely from research and development revenue relating to the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science, as set forth in the Nestlé Agreement. We signed the Nestlé Agreement in the fourth quarter of 2017 and, thus, we had no revenues in the Novel Biotherapeutics segment prior to the fourth quarter of 2017.

Cost and Operating Expenses

	Three months ended June 30,						Change
	2018			2017			Performance Enzymes		Novel Biotherapeutics
(In Thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$2,611	$—	$2,611	$3,790	—	$3,790	$(1,179)	(31)%	$—	—%
Research and development	4,724	2,442	7,166	4,023	$2,149	6,172	701	17%	293	14%
Selling, general and administrative	1,729	304	2,033	1,777	$—	1,777	(48)	(3)%	304	100%
Total segment costs and operating expenses	$9,064	$2,746	11,810	$9,590	$2,149	11,739	$(526)	(5)%	$597	28%
Corporate costs			5,301			4,717
Depreciation and amortization			265			228
Total costs and operating expenses			$17,376			$16,684

	Six months ended June 30,						Change
	2018			2017			Performance Enzymes		Novel Biotherapeutics
(In Thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$6,436	$—	$6,436	$6,792	$—	$6,792	$(356)	(5)%	$—	—%
Research and development	9,790	4,374	14,164	8,172	3,660	11,832	1,618	20%	714	20%
Selling, general and administrative	3,825	450	4,275	3,589	—	3,589	236	7%	450	100%
Total segment costs and operating expenses	$20,051	$4,824	24,875	$18,553	$3,660	22,213	$1,498	8%	$1,164	32%
Corporate costs			10,747			9,364
Depreciation and amortization			503			554
Total costs and operating expenses			$36,125			$32,131

Research and development expense in the Performance Enzymes segment increased $0.7 million, or 17%, to $4.7 million in the second quarter of 2018, compared to the second quarter of 2017. Research and development expense in the Performance Enzymes segment increased $1.6 million, or 20%, to $9.8 million in the six months ended June 30, 2018, compared to the corresponding period in 2017. The increase was due primarily to an increase in costs associated with higher headcount and an increase in lab supplies expenses.

Selling, general and administrative expense in the Performance Enzymes segment decreased by $48 thousand, or 3%, to $1.7 million in the second quarter of 2018, compared to the second quarter of 2017. Selling, general and administrative expense in the Performance Enzymes segment increased by $0.2 million, or 7%, to $3.8 million in the six months ended June 30, 2018, compared to the corresponding period in 2017. The increase was due primarily to an increase in outside services, employee compensation and recruiting costs.
Research and development expense in the Novel Biotherapeutics segment increased by $0.3 million, or 14%, to $2.4 million in the second quarter of 2018, compared to the second quarter of 2017. Research and development expense in the Novel Biotherapeutics segment increased $0.7 million, or 20%, to $4.4 million in the six months ended June 30, 2018, compared to the corresponding period in 2017. The change was primarily due to increased costs associated with higher headcount as a result of increased research and development activities related to the development of our CDX-6114 and other product candidates in our Novel Biotherapeutics pipeline.
Selling, general and administrative expense in the Novel Biotherapeutics segment was $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and consisted of the allocated employee costs related to the development of our CDX-6114 product candidate and other product candidates in our Novel Biotherapeutics pipeline.

Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public offerings of our common stock. We also have the ability to borrow up to $15.0 million under our Credit Facility. For the six months ended June 30, 2018, our most significant cash flow activities consisted of $37.3 million of net proceeds from our underwritten public offering which was completed in April 2018, partially offset by $12.1 million of cash used in operations and $3.1 million in taxes paid related to net share settlement of restricted stock awards. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. The majority of our cash and investments are held in U.S. banks, and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
The following tables summarize our cash and cash equivalents and working capital as of June 30, 2018 and December 31, 2017, as well as our statements of cash flows for the three and six months ended June 30, 2018 and 2017:

(In Thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$53,621	$31,219
Working capital	$49,873	$20,087

	Six months ended June 30,
(In Thousands)	2018	2017
Net cash used in operating activities	$(12,141)	$(11,531)
Net cash used in investing activities	(1,472)	(677)
Net cash provided by financing activities	35,918	21,737
Net increase in cash, cash equivalents and restricted cash	$22,305	$9,529
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
As of June 30, 2018, we had cash and cash equivalents of $53.6 million and $15.0 million available to borrow under the Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under the Credit Facility. In addition, in April 2018, we completed an underwritten public offering of 4,312,500 shares of our common stock at a public offering price of $9.25 per share resulting in net proceeds of approximately $37.3 million after deducting the underwriting discounts and commissions and estimated offering expenses.
We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
However, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into additional credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Cash Flows from Operating Activities
Cash used in operating activities was $12.1 million net for the six months ended June 30, 2018, which resulted from a net loss of $8.4 million for the six months ended June 30, 2018 adjusted for non-cash charges for depreciation and amortization of $0.5 million and stock-based compensation of $4.4 million. Additional cash used by changes in operating assets and liabilities was $8.6 million. Changes in operating assets and liabilities included decreases of $3.0 million in accounts receivable due mainly to collections from customers and $9.5 million in deferred revenue, primarily due to recent recognition of revenue under ASC 606.
Cash used in operating activities was $11.5 million for the six months ended June 30, 2017, which resulted from a net loss of $13.7 million for the six months ended June 30, 2017 adjusted for non-cash charges for depreciation and amortization of $0.6 million and stock-based compensation of $3.4 million. Additional cash used from changes in operating assets and liabilities was $1.7 million. Changes in operating assets and liabilities included increases of $1.9 million in accounts receivable, and $1.8 million in prepaid expenses primarily for outside services, and decreases of $1.4 million in accrued compensation and $0.4 million in accounts payable. These were partially offset by a $3.9 million increase in deferred revenues.
Cash Flows from Investing Activities
Cash used in investing activities was $1.5 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively, which was primarily attributable to purchase of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities was $35.9 million for the six months ended June 30, 2018 which represents $37.3 million of net proceeds from the public offering in April 2018, partially offset by other items, primarily $3.1 million for taxes paid related to net share settlement of equity awards. Cash used in financing activities was $21.7 million for the six months ended June 30, 2017 which is primarily attributable to $23.3 million of net proceeds from a public offering in April 2017 partially offset by other items, primarily $1.6 million of taxes paid related to net share settlement of equity awards.

Contractual Obligations
The following table summarizes our significant contractual obligations at June 30, 2018 (in thousands):

	Payments due by period
(In Thousands)	Total	Less than 1 year	1-3 years	4-5 years
Capital lease obligations	$439	$126	$313	$—
Operating leases obligations (1)	6,121	1,598	4,482	41
Total	$6,560	$1,724	$4,795	$41

(1)
Represents future minimum lease payments under non-cancellable operating leases in effect as of June 30, 2018 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. In addition, amounts have not been reduced by future minimum sublease rentals of $0.9 million to be received under non-cancellable subleases.

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

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	April 2017	2
Service agreement for stability study	July 2017	439
Service agreement for clinical trial	December 2017	$2,116
Total other commitments		$4,250
In June 30, 2017, we entered into a credit facility consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million with an accounts receivable borrowing base of 80% of certain eligible accounts receivable. In June 2018, we entered into a Third Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2018, subject to customary conditions for funding including, among others, that no event of default exists. The credit facility terminates July 1, 2021. Term debt loans bear interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. No amounts were drawn down under the credit facility as of June 30, 2018. For additional information about our credit facility, see Note 11, "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three months ended June 30, 2018 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018, except for our critical accounting policies and estimates on revenue recognition as a result of our adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), which is detailed below.
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
Certain of our agreements provide options to customers which they can exercise at a future date, such as the option to purchase our product during the contract duration at discounted prices and an option to extend their contract, among others. In accounting for customer options, we determine whether an option is a material right and this requires us to exercise significant judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right. If the contract gives the customer the option to acquire additional goods or services at their normal SSPs, we would likely determine that the option is not a material right and, therefore, account for it as a separate performance obligation when the customer exercises the option. We account for options which provide material rights primarily under the alternative approach available under ASC 606, as we concluded we meet the criteria for using the alternative approach. Therefore, the transaction price is calculated as the expected consideration to be received for all the goods and services we expect to provide. We update the transaction price for expected consideration, subject to constraint, each reporting period if our estimate of future goods to be ordered by customers change.
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
Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. Under ASC 606, we must first determine whether the license is distinct from other promises, such as our promise to manufacture a product. If we determine that the customer cannot benefit from the license without our manufacturing capability, the license will be accounted for as combined with other performance obligations. If we determine that a license is distinct, we would recognize revenues from non-refundable, up-front license fees when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using an income approach model which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
At the inception of each arrangement that includes variable consideration such as development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. Our evaluation of whether certain milestones are probable of being reached, as well as determining whether a significant reversal of revenue would occur, requires significant judgment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, and other revenues and earnings in the period of adjustment.
Our CodeEvolver® platform technology transfer collaboration agreements typically include license fees, upfront fees, and variable consideration in the form of milestone payments and sales or usage-based royalties. We recognize revenues from our platform technology transfer agreements over time as our customer learns to use our technology.
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
Interest Rate Sensitivity
In June 30, 2017, we entered into a credit facility agreement consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Draws on the term debt bear interest at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. In June 2018, the draw period on the term debt was extended to September 30, 2018. No amounts were drawn down under the credit facility as of June 30, 2018.
Equity Price Risk
As described in Note 6, "Cash Equivalents and Marketable Securities" and Note 7, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of June 30, 2018, the fair value of our investment in CO2 Solutions' common stock was $0.7 million. Unrealized loss from change in the fair value of CO2 Solutions was $5 thousand during the six months ended June 30, 2018.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of June 30, 2018 would have been an unrealized loss of approximately $0.1 million, recognized in earnings. The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of June 30, 2018 would have been an unrealized loss of approximately $0.1 million, recognized in earnings.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.
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
In February 2018, we and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, "EnzymeWorks"), Junhua Tao, and Andrew Tao reached a settlement concerning the lawsuit filed by us in February 2016 against EnzymeWorks, Junhua Tao, and Andrew Tao in the United States District Court for the Northern District of California. The parties have entered into a settlement agreement, the terms of which are confidential. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice.  EnzymeWorks appealed the sanctions levied against them by Judge Orrick to the Federal Circuit and filed its opening brief on May 30, 2018.  On July 9, 2018, Codexis filed its response brief, and EnzymeWorks filed its reply on July 30, 2018.

ITEM 1A.	RISK FACTORS
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). During the three months ended June 30, 2018, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2017 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

10.1	Third Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of June 29, 2018.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	August 9, 2018	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	August 9, 2018	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)