Form 10-Q
period 2018-09-30
CODEXIS INC
filed 2018-11-09
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, there were 54,016,098 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$54,225	$31,219
Accounts receivable, net of allowances of $34 at September 30, 2018 and December 31, 2017	9,308	11,800
Inventories, net	830	1,036
Prepaid expenses and other current assets	2,219	984
Contract assets	1,868	—
Total current assets	68,450	45,039
Restricted cash	1,422	1,557
Marketable securities	652	671
Property and equipment, net	4,531	2,815
Goodwill	3,241	3,241
Other non-current assets	304	302
Total assets	$78,600	$53,625
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,280	$3,545
Accrued compensation	5,162	4,753
Other accrued liabilities	5,933	4,362
Deferred revenue	4,253	12,292
Total current liabilities	17,628	24,952
Deferred revenue, net of current portion	4,431	1,501
Lease incentive obligation, net of current portion	142	460
Financing obligation, net of current portion	122	302
Other long-term liabilities	1,504	1,863
Total liabilities	23,827	29,078

Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 53,935 shares and 48,365 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	384,782	340,079
Accumulated other comprehensive loss	—	(472)
Accumulated deficit	(330,014)	(315,065)
Total stockholders' equity	54,773	24,547
Total liabilities and stockholders' equity	$78,600	$53,625
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product revenue	$8,405	$6,948	$18,291	$19,134
Research and development revenue	8,541	3,036	26,235	9,167
Total revenues	16,946	9,984	44,526	28,301
Costs and operating expenses:
Cost of product revenue	3,791	3,976	10,228	10,768
Research and development	7,917	8,055	22,464	20,242
Selling, general and administrative	7,344	7,989	22,485	21,141
Total costs and operating expenses	19,052	20,020	55,177	52,151
Loss from operations	(2,106)	(10,036)	(10,651)	(23,850)
Interest income	199	28	444	96
Other expenses, net	(80)	(68)	(221)	(80)
Loss before income taxes	(1,987)	(10,076)	(10,428)	(23,834)
Provision for (benefit from) income taxes	1	150	(11)	132
Net loss	$(1,988)	$(10,226)	$(10,417)	$(23,966)

Net loss per share, basic and diluted	$(0.04)	$(0.21)	$(0.20)	$(0.53)
Weighted average common stock shares used in computing net loss per share, basic and diluted	53,597	48,147	51,609	45,568

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,988)	$(10,226)	$(10,417)	$(23,966)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities, net of tax (1)	—	(90)	—	13
Other comprehensive income (loss)	—	(90)	—	13
Total comprehensive loss	$(1,988)	$(10,316)	$(10,417)	$(23,953)
(1) No tax benefit (expense) for three and nine months ended September 30, 2018. Net of tax expense of $52 and tax benefit of $8 for the three and nine months ended September 30, 2017, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(10,417)	$(23,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	812	795
Gain on disposal of property and equipment	—	(5)
Income tax benefit related to marketable securities	—	(8)
Stock-based compensation	6,207	5,212
Unrealized gain on investment in marketable securities	20	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,556	(1,757)
Inventories, net	206	(24)
Prepaid expenses and other current assets	(1,188)	(1,303)
Contract Assets	(1,868)	—
Other assets	188	(68)
Accounts payable	(1,686)	150
Accrued compensation	409	(519)
Other accrued liabilities	1,332	2,287
Long term lease incentive	(319)	(319)
Other long term liabilities	(391)	(60)
Deferred revenue	(10,235)	3,204
Net cash used in operating activities	(13,374)	(16,381)
Investing activities:
Purchase of property and equipment	(2,074)	(743)
Proceeds from disposal of property and equipment	1	5
Net cash used in investing activities	(2,073)	(738)
Financing activities:
Proceeds from exercises of stock options	4,319	175
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	37,497	23,782
Costs incurred in connection with public offering	(180)	(553)
Principal payments on capital lease obligations	(178)	(117)
Taxes paid related to net share settlement of equity awards	(3,140)	(1,670)
Net cash provided by financing activities	38,318	21,617
Net increase in cash, cash equivalents and restricted cash	22,871	4,498
Cash, cash equivalents and restricted cash at the beginning of the period	32,776	20,864
Cash, cash equivalents and restricted cash at the end of the period	$55,647	$25,362

Supplemental disclosure of cash flow information:
Interest paid	$61	$131
Income taxes paid	$5	$32
Supplemental non-cash investing and financing activities:
Equipment acquired under capital leases	$—	$840
Purchase of property and equipment recorded in accounts payable and accrued expenses	$420	$20

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$54,225	$23,826
Restricted cash included in non-current assets	1,422	1,536
Total cash, cash equivalents and restricted cash at the end of the period	$55,647	$25,362

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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU disease. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114. On November 8, 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.
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
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2018 and results of our operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation. In connection with the adoption of Accounting Standard Update ("ASU") 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," unrealized losses on equity investments in marketable securities, net of taxes, previously included in accumulated other comprehensive loss have been reclassified to beginning accumulated deficit. See "Recently Adopted Accounting Pronouncements" for details regarding the adoption of ASU 2016-01.
Comprehensive loss is equivalent to net loss during the three and nine months ended September 30, 2018 because after adopting ASC 2016-01, we do not have any transactions recorded under comprehensive loss. Prior to our adoption of ASU 2016-01, and during the three and nine months ended September 30, 2017, comprehensive loss included unrealized losses from our equity investments in marketable securities.

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
In the second quarter of 2018, we made a change in the segment measurement for allocating operating expenses between our two reporting segments: Performance Enzymes and Novel Biotherapeutics. This change in measurement only impacts our segment disclosures, and it has no impact on our overall consolidated financial statements. Segment results for three and nine months ended September 30, 2018 and 2017 reflect the change in operating segment measurement. Refer to Note 13, "Segment, Geographical and Other Revenue Information" for more details.
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
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our product revenue and collaborative research and development agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
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
The following is a description of principal activities from which we generate revenue:
Product Revenue
Product revenue consist of sales of protein catalysts, pharmaceutical intermediates and Codex® Biocatalyst Panels and Kits. A majority of our product revenue is made pursuant to purchase orders or supply agreements and is recognized at a point in time when the control of the product has been transferred to the customer typically upon shipment. For some of the products that we develop, we recognize revenue over time as the product is manufactured because we have a right to payment from the customer under a binding, non-cancellable purchase order, and there is no alternate use of the product for us as it is specifically made for the customer’s use.
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
Our CodeEvolver® platform technology transfer collaboration agreements typically include license fees, upfront fees, and variable consideration in the form of milestone payments, and sales or usage-based royalties. We have recognized revenues from our platform technology transfer agreements over time as our customer learns to use our technology.
We also have an agreement under which we have granted a functional license to some elements of our biocatalyst technology. We will recognize revenues for the functional license at a point in time when the control of the license transfers to the customer.
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
Research and Development Expenses
Research and development expenses consist of costs incurred for internal projects and partner-funded collaborative research and development activities, as well as license and platform technology transfer agreements, as mentioned above. These costs include our direct and research-related overhead expenses, which include salaries and other personnel-related expenses (including stock-based compensation), occupancy-related costs, supplies, and depreciation of facilities and laboratory equipment, as well as external costs, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed when incurred.
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Advertising costs were $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.
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

Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $54.2 million at September 30, 2018 and were comprised of cash of $23.1 million and money market funds of $31.1 million. At December 31, 2017, cash and cash equivalents totaled $31.2 million and were comprised of cash of $24.4 million and money market funds of $6.8 million.
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as non-current restricted cash on the consolidated balance sheets and totaled $0.7 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively.
In addition, pursuant to the terms of the lease agreement for our Redwood City, CA facilities, our letters of credit are collateralized by deposit balances of $0.7 million as of September 30, 2018 and December 31, 2017, which is recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets (see Note 11, "Commitments and Contingencies" for details).
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
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and we consider counterparty credit risk in our assessment of fair value. Carrying amounts of financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate their fair values as of the balance sheet dates because of their short maturities.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, contract assets, marketable securities, and restricted cash. Cash that is not required for immediate operating needs is invested principally in money market funds. Cash and cash equivalents are invested through banks and other financial institutions in the United States, India, and the Netherlands. Such deposits in those countries may be in excess of insured limits.
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
Impairment of Long-Lived Assets
Our tangible long-lived assets consist of property and equipment.
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
As of September 30, 2018 and December 31, 2017, there were no events or changes in circumstances which indicated that the carrying amount of our long-lived assets might not be recoverable. No impairment charges for long-lived assets were recorded during the nine months ended September 30, 2018 and 2017.
Goodwill
As of September 30, 2018 and December 31, 2017, the carrying amount of our goodwill was $3.2 million. All of our goodwill relates to the Performance Enzymes segment. There were no indicators of impairment identified related to our Performance Enzymes segment during the nine months ended September 30, 2018 and 2017.

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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of September 30, 2018 and December 31, 2017, we maintained a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance may be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the statements of operations for the periods in which the adjustment is determined to be required.
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
We recognized income tax provision of $1 thousand and income tax benefit of $11 thousand for the three and nine months ended September 30, 2018, respectively. We recognized income tax provision of $0.2 million and $0.1 million for three and nine months ended September 30, 2017, respectively. The income tax benefits were due to a decrease in income from our foreign operations. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
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

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. The income tax effects of the Tax Act for which the accounting is incomplete include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have made reasonable provisional estimates for each of these items; however these estimates may be affected by other analyses related to the Tax Act, including but not limited to, any deferred adjustments related to the filing of our 2017 federal and state income tax returns and further guidance yet to be issued. As of September 30, 2018, we have not made any additional measurement period adjustments.
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

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." ASU 2018-05 amends Topic 740 by incorporating the SEC Staff Accounting Bulletin No. 118 (SAB 118) issued on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act (Tax Reform) and allows a company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. See Income Taxes section above for additional information.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which replaces prior lease guidance (Topic 840). This guidance establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain practical expedients. Full retrospective application is prohibited. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases." These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The FASB also issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." These amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. For entities that have not adopted Topic 842 before the issuance of ASU No. 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU No. 2016-02. We plan to adopt Topic 842 on January 1, 2019 using a modified retrospective approach. We will recognize and measure all leases within the scope of the standard that exist as of January 1, 2017, beginning of the earliest period, as if the standard had always been applied, subject to the practical expedients and transition relief in “Practical Expedients” section. In the current period, we are evaluating the practical expedients elections and focusing on identifying lease arrangements which should be accounted for under ASC 842. We have performed the scoping work in the current quarter and we expect to complete the full analysis by January 2019. We identified a total of 11 lease agreements that are subject to ASC 842 and five of them meet the short-term lease exception. We expect that upon adoption, ROU assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements," which represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this ASU include those made to: Subtopic 220-10, Income Statement-Reporting Comprehensive Income-Overall; Subtopic 470-50, Debt-Modifications and Extinguishments; Subtopic 480-10, Distinguishing Liabilities from Equity-Overall; Subtopic 718-740, Compensation-Stock Compensation-Income Taxes; Subtopic 805-740, Business Combinations-Income Taxes; Subtopic 815-10, Derivatives and Hedging-Overall; Subtopic 820-10, Fair Value Measurement-Overall; Subtopic 940-405, Financial Services-Brokers and Dealers-Liabilities; and Subtopic 962-325, Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. We do not expect this standard to have any material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect this standard to have any material impact on our consolidated financial statements.

Note 3. Revenue Recognition
On January 1, 2018, we adopted Topic 606, applying the modified retrospective method to all contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period results are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded an increase to opening accumulated deficit of $4.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact on revenue for the three and nine months ended September 30, 2018 was an increase of $1.0 million and $6.4 million, respectively, as a result of adopting Topic 606. The increase in revenues from the adoption of ASC 606 was primarily due to revenue from a product that was recognized over time as we have a right to payment from the customer under a binding, non-cancellable purchase order, and there is no alternate use of the product for us as it is specifically for the customer’s use, and revenues from research and development contracts that were recognized when we had the right to invoice our customers for monthly services completed to date. Also, revenue from a distinct, functional license granted on January 1, 2018 contributed to the increase in revenue from the adoption of ASC 606.
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

	Three months ended September 30, 2018			Three months ended September 30, 2017
(in thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$8,405	$—	$8,405	$6,948	$—	$6,948
Research and development revenue	3,720	4,821	8,541	3,036	—	3,036
Total revenues	$12,125	$4,821	$16,946	$9,984	$—	$9,984

Primary geographical markets:
Americas	$4,315	$—	$4,315	$3,606	$—	$3,606
EMEA	1,453	4,821	6,274	3,415	—	3,415
APAC	6,357	—	6,357	2,963	—	2,963
Total revenues	$12,125	$4,821	$16,946	$9,984	$—	$9,984

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
(in thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$18,291	$—	$18,291	$19,134	$—	$19,134
Research and development revenue	15,728	10,507	26,235	9,167	—	9,167
Total revenues	$34,019	$10,507	$44,526	$28,301	$—	$28,301

Primary geographical markets:
Americas	$13,968	$—	$13,968	$9,795	$—	$9,795
EMEA	4,568	10,507	15,075	8,581	—	8,581
APAC	15,483	—	15,483	9,925	—	9,925
Total revenues	$34,019	$10,507	$44,526	$28,301	$—	$28,301

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
The following table presents changes in the contract assets, deferred contract costs, and liabilities (in thousands):

	As of September 30, 2018
	January 1, 2018 balance	Additions	Deductions (1)	Ending balance
Contract Assets	$—	$3,953	$(2,085)	$1,868
Contract Costs	239	—	(176)	63
Contract Liabilities: Deferred Revenue	18,966	6,446	(16,728)	8,684
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
We had no asset impairment charges related to contract assets in the period.

During the three and nine months ended September 30, 2018, we recognized the following revenues (in thousands):

Revenue recognized in the period from:	Three months ended September 30, 2018	Nine months ended September 30, 2018
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$4,052	$12,873
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(229)	(165)
Performance obligations satisfied from new activities in the period - contract revenue	13,123	31,818
Total revenue	$16,946	$44,526

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2018. We did not recognize any revenue from performance obligations satisfied in previous periods.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts.

(in thousands)	2018	2019	2020	2021 and Thereafter	Total
Product Revenue	$—	$—	$2,784	$1,623	$4,407
Research and development revenue	3,952	325	—	—	4,277
Total	$3,952	$325	$2,784	$1,623	$8,684

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

Impacts on Financial Statements
In accordance with Topic 606, the disclosure of the impact of adoption to our unaudited condensed consolidated statements of operations and balance sheets was as follows (in thousands, except per share amounts):

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606	As reported	Adjustments	Balances without adoption of Topic 606
Revenues:
Product revenue	$8,405	$(2,935)	$5,470	$18,291	$(5,904)	$12,387
Research and development revenue	8,541	1,975	10,516	26,235	(496)	25,739
Total revenues	16,946	(960)	15,986	44,526	(6,400)	38,126
Costs and operating expenses:
Cost of product revenue	3,791	(441)	3,350	10,228	(1,796)	8,432
Research and development	7,917	(96)	7,821	22,464	(176)	22,288
Selling, general and administrative	7,344	—	7,344	22,485	—	22,485
Total costs and operating expenses	19,052	(537)	18,515	55,177	(1,972)	53,205
Loss from operations	(2,106)	(423)	(2,529)	(10,651)	(4,428)	(15,079)
Interest income	199	—	199	444	—	444
Other expenses	(80)	—	(80)	(221)	—	(221)
Loss before income taxes	(1,987)	(423)	(2,410)	(10,428)	(4,428)	(14,856)
Provision for (benefit from) income taxes	1	—	1	(11)	—	(11)
Net loss	$(1,988)	$(423)	$(2,411)	$(10,417)	$(4,428)	$(14,845)

Net loss per share, basic and diluted	$(0.04)	$—	$(0.04)	$(0.20)	$(0.09)	$(0.29)
Weighted average common shares used in computing net loss per share, basic and diluted	53,597		53,597	51,609		51,609

	As of September 30, 2018
	As reported	Adjustments	Balances without adoption of Topic 606
Assets
Accounts Receivable	$9,308	$(1,860)	$7,448
Contract Assets	1,868	(1,868)	—
Inventory	830	116	946
Other non-current assets	304	(63)	241
Liabilities
Other accrued liabilities	5,933	(1,916)	4,017
Deferred revenue - current	4,253	(655)	3,598
Deferred revenue - non-current	4,431	(734)	3,697
Stockholders' equity
Accumulated deficit	(330,014)	(369)	(330,383)

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
The following shares were not included in the computation of diluted net loss per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	7,607	7,494	7,607	7,494
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
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.1 million and $3.0 million for the three and nine months ended September 30, 2018, respectively, compared to $0.9 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, for various research projects under our collaborative arrangement.
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
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin catalyst purchased by Merck and to allow Merck to purchase a percentage of its requirements for sitagliptin catalyst from a specified third-party supplier. Merck received a distinct, functional license to manufacture a portion of its demand beginning January 1, 2018, which we recognized as research and development revenue. We recognized research and development revenue of zero and $1.3 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2017, respectively.
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
We had a deferred revenue balance from Merck of $4.5 million at September 30, 2018 and $1.5 million at December 31, 2017. In addition, pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $3.4 million and $10.7 million for the three and nine months ended September 30, 2018, respectively, compared to $1.5 million and $6.5 million for the three and nine months ended September 30, 2017, respectively, in product revenue under this agreement.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.8 million in December 2016, which we accordingly recorded as deferred revenue. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We have determined that the volume discounts under the supply agreement provides the customer material rights and we are recognizing revenues using the alternative method. As of September 30, 2018 and December 31, 2017, we had deferred revenue from the supply agreement of $2.0 million and $0.7 million, respectively.

Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with Tate & Lyle Ingredients Americas LLC ("Tate & Lyle") to develop enzymes for use in the manufacture of Tate & Lyle’s zero-calorie TASTEVA® M Stevia sweetener. Under the agreement, we received an upfront payment of $3.0 million, which was recognized ratably over the maximum term of the services period of 21 months. Beginning January 1, 2018, we are recognizing revenue using a single measure of progress that depicts our performance in transferring the services. During the second quarter of 2018, Tate & Lyle opted to obtain additional development services that we completed by June 30, 2018 and we earned milestone payments upon completion of the services. We recognized $1.3 million and $7.1 million of revenue for the three and nine months ended September 30, 2018, respectively, compared to $1.1 million and $1.9 million of revenue for the three and nine months ended September 30, 2017, respectively, for research and development services under the agreement. As of September 30, 2018 and December 31, 2017, we had deferred revenue from the development services agreement of zero and $3.1 million, respectively.
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
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement of which we recognized development fees of $2.3 million and $6.8 million for the three and nine months ended September 30, 2018, respectively, as research and development revenue and no research and development revenue for the three and nine months ended September 30, 2017. We had no deferred revenue related to the development fees as of September 30, 2018 and $6.8 million at December 31, 2017. On July 9, 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of PKU disease. The initiation of the trial triggered a $4.0 million milestone payment to Codexis from Nestlé Health Science, which was paid in September 2018. The upfront payment and the variable consideration of the progress payment of $4.0 million are being recognized over time as the development work is being performed. The progress payment variable consideration is estimated using the most likely amount. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $1.3 million for the three and nine months ended September 30, 2018 as research and development revenue and no development fees as research and development revenue for the three and nine months ended September 30, 2017. We had deferred revenue related to the development fees attributed to the milestone payment of $2.7 million at September 30, 2018 and none at December 31, 2017. In the event Nestlé Health Science exercises an option under the Nestlé Agreement to take an exclusive license under certain of our patents and know-how, they will be obligated to pay us $3.0 million within 60 days after the exercise of the option. Upon exercise of the option, we are eligible to receive payments from Nestlé Health Science under the Nestlé Agreement that include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the "Strategic Collaboration Agreement") pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $1.2 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, and no research and development fees for the three and nine months ended September 30, 2017. We had deferred revenue of $1.1 million at September 30, 2018 and December 31, 2017.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement, and we recognized no research and development revenue for the three and nine months ended September 30, 2018 and 2017. We had deferred revenue of $0.5 million and none at September 30, 2018 and December 31, 2017, respectively. Revenue relating to the functional license will be recognized at a point in time when control of the license transfers to the customer.

Note 6. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities at September 30, 2018 and at December 31, 2017 consisted of the following (in thousands):

	September 30, 2018
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (1)	$31,058	$—	$—	$31,058
Common shares of CO2 Solutions (2)	563	89	—	652
Total	$31,621	$89	$—	$31,710

	December 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds (1)	$6,778	$—	$—	$6,778
Common shares of CO2 Solutions (2)	563	108	—	671
Total	$7,341	$108	$—	$7,449

(1) Money market funds are classified in cash and cash equivalents on our unaudited condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified as marketable securities, and included in non-current assets on our unaudited condensed consolidated balance sheets.
The marketable securities were in an unrealized gain position at September 30, 2018 and December 31, 2017.

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$31,058	$—	$—	$31,058
Common shares of CO2 Solutions (2)	—	652	—	652
Total	$31,058	$652	$—	$31,710

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$6,778	$—	$—	$6,778
Common shares of CO2 Solutions (2)	—	671	—	671
Total	$6,778	$671	$—	$7,449

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
During the three and nine months ended September 30, 2018, unrealized loss of $25 thousand and $20 thousand, respectively, related to our investment in CO2 Solutions were included in other expense, net, in the unaudited condensed consolidated statements of operations. Prior to our adoption of ASU 2016-01, we recorded unrealized gains and losses from our investment in CO2 Solutions in accumulated other comprehensive loss in stockholders' equity. During the three and nine months ended September 30, 2017, unrealized gain related to our investment in CO2 Solutions was $0.1 million and unrealized loss was $21 thousand, respectively, included in other comprehensive gain (loss).

Note 8. Balance Sheets Details
Inventories, net
Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$159	$215
Work-in-process	79	53
Finished goods	2,035	2,147
Less: reserve	(1,443)	(1,379)
Inventories, net	$830	$1,036

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Laboratory equipment (1)	$21,184	$19,777
Leasehold improvements	10,359	10,327
Computer equipment and software	3,901	3,695
Office equipment and furniture	1,195	1,185
Construction in progress (2)	663	85
Property and equipment	37,302	35,069
Less: accumulated depreciation	(32,771)	(32,254)
Property and equipment, net	$4,531	$2,815

(1) Fully depreciated laboratory equipment with a cost of $0.3 million and $0.2 million was retired during nine months ended September 30, 2018 and the fiscal year ended December 31, 2017, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.
Goodwill
Goodwill had a carrying value of approximately $3.2 million at September 30, 2018 and December 31, 2017.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued purchases (1)	$688	$941
Accrued professional and outside service fees	2,229	2,393
Accrued expenses - cost of sales over time recognition	1,761	—
Deferred rent	318	258
Lease incentive obligation	425	425
Other	512	345
Total	$5,933	$4,362

(1) Amount represents products and services received but not billed as of September 30, 2018 and December 31, 2017.

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
In the first quarter of 2018, we awarded PSUs ("2018 PSUs") and PBOs ("2018 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, non-GAAP net income growth, new licensing collaborations, new research and development service revenue arrangements and novel therapeutic enzymes advancement. As of September 30, 2018, we estimated that the 2018 PSUs and 2018 PBOs performance goals would be achieved at 140% of the target level, and recognized expenses accordingly.
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

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$552	$386	$1,555	$1,050
Selling, general and administrative	1,218	1,447	4,652	4,162
Total	$1,770	$1,833	$6,207	$5,212
The following table presents total stock-based compensation expense by security types included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$472	$393	$1,482	$1,107
RSUs and RSAs	416	456	1,293	1,399
PSUs	407	385	1,251	1,373
PBOs	475	599	2,181	1,333
Total	$1,770	$1,833	$6,207	$5,212
As of September 30, 2018, unrecognized stock-based compensation expense, net of expected forfeitures, was $3.6 million related to unvested employee stock options, $1.5 million related to unvested RSUs and RSAs, $1.1 million related to unvested PSUs, and $2.2 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense will be recognized through the year of 2022.
Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options and PBOs granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(1)
Expected term (in years)	5.7	—	5.6	5.3
Volatility	57%	—	60%	62%
Risk-free interest rate	2.78%	—	2.70%	2.02%
Dividend yield	—%	—	—%	—%
Weighted-average estimated fair value of stock options granted	$8.39	—	$5.10	$2.52
(1) The Company did not grant employee stock options or PBOs in the three months ended September 30, 2017.

Note 10. Capital Stock
Exercise of Options
For the nine months ended September 30, 2018 and 2017, 729,596 and 63,509 shares, respectively, were exercised at a weighted-average exercise price of $5.92 and $2.76 per share, respectively, with net cash proceeds of $4.3 million and $0.2 million, respectively.
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

Unaudited consolidated statements of stockholders' equity as of September 30, 2018 and 2017 are as follows (in thousands):

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2016	41,255	$4	$311,164	$—	$(292,069)	$19,099
Exercise of stock options	64	—	175	—	—	175
Release of stock awards	1,096	—	—	—	—	—
Employee stock-based compensation	—	—	5,212	—	—	5,212
Net shares settlements for taxes	(397)	—	(1,670)	—	—	(1,670)
Issuance of common stock, net of issuance costs of $553	6,325	1	23,229	—	—	23,230
Total comprehensive loss	—	—	—	13	(23,966)	(23,953)
Balance at September 30, 2017	48,343	$5	$338,110	$13	$(316,035)	$22,093

Balance at December 31, 2017	48,365	$5	$340,079	$(472)	$(315,065)	$24,547
Exercise of stock options	730	—	4,319	—	—	4,319
Release of stock awards	824	—	—	—	—	—
Employee stock-based compensation	—	—	6,183	—	—	6,183
Non-employee stock-based compensation	—	—	24	—	—	24
Net shares settlements for taxes	(297)	—	(3,140)	—	—	(3,140)
Issuance of common stock, net of issuance costs of $180	4,313	—	37,317	—	—	37,317
ASC 606 Adjustments	—	—	—	—	(4,060)	(4,060)
ASU 2016-01 Adjustments	—	—	—	472	(472)	—
Net loss	—	—	—	—	(10,417)	(10,417)
Balance at September 30, 2018	53,935	$5	$384,782	$—	$(330,014)	$54,773

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
We incurred $3.6 million of capital improvement costs related to the facilities leased from MetLife through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord for the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligations were $0.6 million and $0.9 million at September 30, 2018 and December 31, 2017, respectively, and are reflected as liabilities on the consolidated balance sheet. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of both September 30, 2018 and December 31, 2017, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and nine months ended September 30, 2018 and September 30, 2017.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $0.7 million as of September 30, 2018 and December 31, 2017. These deposits are recorded as restricted cash on the consolidated balance sheets.
Rent expense was $0.8 million and $2.4 million during the three and nine months ended September 30, 2018, respectively, partially offset by sublease income of $0.3 million and $0.9 million, respectively. Rent expense was $0.8 million and $2.3 million during three and nine months ended September 30, 2017, respectively, partially offset by sublease income of $0.3 million and $1.0 million, respectively.
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

Leases
Future minimum payments under non-cancellable capital and operating leases at September 30, 2018 are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2018 (remaining 3 months)	$62	$799
2019	252	3,280
2020	61	712
2021	—	490
2022	—	41
Total minimum lease payments (1)	375	$5,322
Less: amount representing interest	(15)
Present value of capital lease obligations	360
Less: current portion	(238)
Long-term portion of capital leases	$122
(1) Minimum payments have not been reduced by future minimum sublease rentals of $0.7 million to be received under non-cancellable subleases at September 30, 2018.
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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	April 2017	2
Service agreement for stability study	July 2017	335
Service agreement for clinical trial	December 2017	$1,319
Total other commitments		$3,349
Credit Facility
Effective June 30, 2017, we entered into a credit facility (the "Credit Facility") consisting of term loans ("Term Debt") totaling up to $10.0 million, and advances ("Advances") under a revolving line of credit ("Revolving Line of Credit") totaling up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At September 30, 2018, we have not drawn from the Credit Facility. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. We may draw on the Term Debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On October 1, 2022, any loans for Term Debt mature and the Revolving Line of Credit terminates. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
The Credit Facility allows for interest-only payments on Term Debt through November 1, 2020. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time.

Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictions which require us to comply with certain financial covenants including achieving consolidated product revenues levels at minimum levels as set forth in the Credit Facility through December 2018 and on and after January 2019, in each case unless we maintain certain minimum cash levels with the lender in an amount equal to or greater than six times the sum of the average six-month trailing operating cash flow net outlay plus the average monthly principal due and payable in the immediately succeeding three-month period. The Credit Facility places various restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, and selling assets and permitted assets to be held at foreign subsidiaries above specified caps, in each case subject to certain exceptions. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facility and our cash. At September 30, 2018, we were in compliance with the covenants for the Credit Facility.
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
We recognized no revenue for the three and nine months ended September 30, 2018, compared to $0.1 million and $0.8 million in revenues for the three and nine months ended September 30, 2017, respectively, shown in the unaudited condensed consolidated statement of operations as research and development revenue. We had zero and $1.6 million of receivables from Exela at September 30, 2018 and December 31, 2017, respectively.
AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca PLC, to Alfa Aesar, which is a purchasing agent of AstraZeneca PLC, and also to Asymchem Life Science Co, Ltd, which is a contract manufacturer for AstraZeneca PLC.
In the three and nine months ended September 30, 2018, we recognized de minimis and $0.3 million in revenue from AstraZeneca PLC, compared to de minimis and $52 thousand in the three and nine months ended September 30, 2017, respectively. We recognized zero and de minis revenue from Asymchem in the three and nine months ended September 30, 2018, respectively, compared to $13 thousand in revenue in the three and nine months ended September 30, 2017. We recognized no revenue from Alfa Aesar in the three and nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, we had $3 thousand and $86 thousand of accounts receivables from AstraZeneca, PLC, respectively, zero and $0.4 million of accounts receivables from Alfa Aesar, respectively, and no accounts receivables from Asymchem.

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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU disease. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114. On November 8, 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas. For the three and nine months ended September 30, 2018, all revenues related to the Novel Biotherapeutics segment were generated from our collaboration with Nestlé Health Science.  There was no revenue related to the Novel Biotherapeutics segment for the three and nine months ended September 30, 2017.
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
Following the change, we reclassified the research and development cost of $0.3 million from Performance Enzyme to Novel Biotherapeutics for the three months ended March 31, 2018 and we reclassified research and development cost of $0.1 million from Novel Biotherapeutics to Performance Enzyme for the three months ended March 31, 2017.
Segment results for the three and nine months ended September 30, 2018 and 2017 have been revised to reflect this change in operating segment measurement.
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$8,405	$—	$8,405	$6,948	$—	$6,948
Research and development revenue	3,720	4,821	8,541	3,036	—	3,036
Total revenues	12,125	4,821	16,946	9,984	—	9,984
Costs and operating expenses:
Cost of product revenue	3,791	—	3,791	3,976	—	3,976
Research and development(1)	4,758	2,920	7,678	4,410	3,474	7,884
Selling, general and administrative	1,870	165	2,035	1,649	—	1,649
Total segment costs and operating expenses	10,419	3,085	13,504	10,035	3,474	13,509
Income (loss) from operations	$1,706	$1,736	$3,442	$(51)	$(3,474)	$(3,525)
Corporate costs (2)			(5,120)			(6,310)
Depreciation			(309)			(241)
Loss before income taxes			$(1,987)			$(10,076)
(1) Research and development expenses exclude depreciation.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$18,291	$—	$18,291	$19,134	$—	$19,134
Research and development revenue	15,728	10,507	26,235	9,167	—	9,167
Total revenues	34,019	10,507	44,526	28,301	—	28,301
Costs and operating expenses:
Cost of product revenue	10,228	—	10,228	10,768	—	10,768
Research and development(1)	14,548	7,294	21,842	12,582	7,134	19,716
Selling, general and administrative	5,695	615	6,310	5,238	—	5,238
Total segment costs and operating expenses	30,471	7,909	38,380	28,588	7,134	35,722
Income (loss) from operations	$3,548	$2,598	$6,146	$(287)	$(7,134)	$(7,421)
Corporate costs (2)			(15,762)			(15,618)
Depreciation			(812)			(795)
Loss before income taxes			$(10,428)			$(23,834)
(1) Research and development expenses exclude depreciation.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

The following table provides stock-based compensation expense included in income (loss) from operations by segment (in thousands):

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$354	$97	$451	$607	$55	$662

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$2,005	$243	$2,248	$1,670	$154	$1,824

Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer A	27%	27%	33%	37%
Customer B	28%	*	24%	*
Customer C	10%	11%	17%	11%
Customer D	15%	29%	11%	18%
Customer E	*	10%	*	*
Customers that each contributed 10% or more of our total accounts receivable had the following balances as of the periods presented:

	Percentage of Accounts Receivables at
	September 30, 2018	December 31, 2017
Customer A	45%	31%
Customer B	10%	*
Customer C	*	16%
Customer D	10%	15%
Customer F	*	14%
Customer G	11%	*
* Less than 10% of the period presented
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Americas	$4,315	$3,606	$13,968	$9,795
EMEA	6,274	3,415	15,075	8,581
APAC	6,357	2,963	15,483	9,925
Total revenues	$16,946	$9,984	$44,526	$28,301

Identifiable long-lived assets as follows (in percentage):

Long-lived assets:	September 30, 2018	December 31, 2017
United States	100%	100%

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of phenylketonuria ("PKU") disease in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the "Nestlé Agreement") with Nestec Ltd. ("Nestlé Health Science") to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU disease. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114. On November 8, 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.
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
Revenues increased to $16.9 million for the third quarter of 2018 from $10.0 million in the third quarter of 2017, due to increases in both research and development revenue and product revenue. Research and development revenue for the third quarter of 2018 increased by $5.5 million to $8.5 million from $3.0 million in the third quarter of 2017 primarily due to development fees from Nestlé Health Science under our Global Development, Option and License Agreement and research and development services obtained by Tate & Lyle Ingredients Americas LLC ("Tate & Lyle") during the quarter. Product revenue increased by $1.5 million to $8.4 million from $6.9 million in the corresponding period of the prior year due to higher customer demand for enzymes for both generic and branded products.
Product gross margins were 55% for the third quarter of 2018, compared to 43% in the same period in 2017, due to product mix.
Research and development expense decreased by $0.1 million, or 2%, to $7.9 million for the third quarter of 2018, compared to the third quarter of 2017, primarily due to lower outside services offset by an increase in costs associated with higher headcount and an increase in lab supplies.
Selling, general and administrative expense decreased by $0.6 million, or 8%, to $7.3 million for the third quarter of 2018, compared to the third quarter of 2017, primarily due to lower legal expenses related to intellectual property offset by an increase in costs associated with higher headcount and outside services.
Net loss for the third quarter of 2018 was $2.0 million, representing a net loss of $0.04 per basic and diluted share. This compares to a net loss of $10.2 million, representing a net loss of $0.21 per basic and diluted share for the third quarter of 2017. The decrease in net loss for the third quarter of 2018 over the same period of the prior year is primarily attributable to recognition of research and development revenue from Nestlé Health Science and Tate & Lyle partially offset by increased expense related to employee compensation and lab supplies.
Cash and cash equivalents increased by $23.0 million to $54.2 million as of September 30, 2018 compared to $31.2 million as of December 31, 2017. Net cash used in operating activities decreased to $13.4 million in the nine months ended September 30, 2018 compared to $16.4 million in the nine months ended September 30, 2017. In April 2018, we completed a public offering of approximately 4.3 million shares of our common stock at an offering price of $9.25 per share resulting in net proceeds to us of $37.3 million. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. We may draw on the Term Debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. As of September 30, 2018, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 11, "Commitments and Contingencies."
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues increased by $2.1 million, or 21%, to $12.1 million for the three months ended September 30, 2018, compared to the third quarter of 2017 due primarily to an increase in product revenue with higher customer demand for enzymes for both generic and branded products and an increase in research and development revenue from Tate & Lyle.
Product gross margins were 55% in the three months ended September 30, 2018, compared to 43% in the corresponding period in 2017 due to an increase in product revenue from higher margin enzymes and a decrease in sales of lower margin products.

Research and development expense increased $0.3 million, or 8%, to $4.8 million for the third quarter of 2018, compared to the third quarter of 2017, due primarily to an increase in costs associated with higher headcount and an increase in lab supplies expenses.
Selling, general and administrative expense increased by $0.2 million, or 13%, to $1.9 million for the third quarter of 2018, compared to the third quarter of 2017, due primarily to an increase in costs associated with higher headcount and outside services.
Novel Biotherapeutics
Research and development revenue for the third quarter of 2018 was $4.8 million. Revenues in the Novel Biotherapeutics segment are derived entirely from research and development revenue relating to the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science. In the fourth quarter of 2017, we signed a global development, option and license agreement with Nestlé Health Science and, thus, we had no revenues in the Novel Biotherapeutics segment prior to the fourth quarter of 2017.
Research and development expense decreased $0.6 million, or 16%, to $2.9 million for the third quarter of 2018, compared to the third quarter of 2017, due primarily to activities related to the development of our CDX-6114 and other product candidates in our Novel Biotherapeutics pipeline in the corresponding period in the prior year.
Selling, general and administrative expense was $0.2 million during the third quarter of 2018, compared to zero for the third quarter of 2017. This consisted of the allocated employee costs related to the development of our CDX-6114 product candidate and other product candidates in our Novel Biotherapeutics pipeline.
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

We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.1 million and $3.0 million for the three and nine months ended September 30, 2018, respectively, compared to $0.9 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, for various research projects under our collaborative arrangement.
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

We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement of which we recognized development fees of $2.3 million and $6.8 million for the three and nine months ended September 30, 2018, respectively, as research and development revenue and no research and development revenue for the three and nine months ended September 30, 2017. We had no deferred revenue related to the development fees as of September 30, 2018 and $6.8 million at December 31, 2017. On July 9, 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of PKU disease. The initiation of the trial triggered a $4.0 million milestone payment to Codexis from Nestlé Health Science which was paid in September 2018. The upfront payment and the variable consideration of the progress payment of $4.0 million are being recognized over time as the development work is being performed. The progress payment variable consideration is estimated using the most likely amount. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $1.3 million for the three and nine months ended September 30, 2018 as research and development revenue and no development fees as research and development revenue for the three and nine months ended September 30, 2017. We had deferred revenue related to the development fees attributed to the milestone payment of $2.7 million at September 30, 2018 and none at December 31, 2017. In the event Nestlé Health Science exercises an option under the Nestlé Agreement to take an exclusive license under certain of our patents and know-how, they will be obligated to pay us $3.0 million within 60 days after the exercise of the option. Upon exercise of the option, we are eligible to receive payments from Nestlé Health Science under the Nestlé Agreement that include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million in September 2018 for additional services. We recognized research and development fees of $1.2 million and $2.4 million for the three and nine months ended September 30, 2018, respectively, and no research and development fees for the three and nine months ended September 30, 2017. We had deferred revenue of $1.1 million at September 30, 2018 and December 31, 2017.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement and we recognized no research and development revenue for the three and nine months ended September 30, 2018 and 2017. We had deferred revenue of $0.5 million and none at September 30, 2018 and December 31, 2017, respectively. Revenue relating to the functional license will be recognized at a point in time when control of the license transfers to the customer.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Revenues:
Product revenue	$8,405	$6,948	$1,457	21%	$18,291	$19,134	$(843)	(4)%
Research and development revenue	8,541	3,036	5,505	181%	26,235	9,167	17,068	186%
Total revenues	16,946	9,984	6,962	70%	44,526	28,301	16,225	57%
Costs and operating expenses:
Cost of product revenue	3,791	3,976	(185)	(5)%	10,228	10,768	(540)	(5)%
Research and development	7,917	8,055	(138)	(2)%	22,464	20,242	2,222	11%
Selling, general and administrative	7,344	7,989	(645)	(8)%	22,485	21,141	1,344	6%
Total costs and operating expenses	19,052	20,020	(968)	(5)%	55,177	52,151	3,026	6%
Loss from operations	(2,106)	(10,036)	7,930	79%	(10,651)	(23,850)	13,199	55%
Interest income	199	28	171	611%	444	96	348	363%
Other expenses, net	(80)	(68)	(12)	(18)%	(221)	(80)	(141)	(176)%
Loss before income taxes	(1,987)	(10,076)	8,089	80%	(10,428)	(23,834)	13,406	56%
Provision for (benefit from) income taxes	1	150	(149)	(99)%	(11)	132	(143)	(108)%
Net loss	$(1,988)	$(10,226)	$8,238	81%	$(10,417)	$(23,966)	$13,549	57%
Revenues
Our revenue is comprised of product revenue and research and development revenue as follows:

•	Product revenue consist of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits.

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

The following table shows the amounts of our product revenue and research and development revenue from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2018	2017	$	%	2018	2017	$	%
Product revenue	$8,405	$6,948	$1,457	21%	$18,291	$19,134	$(843)	(4)%
Research and development revenue	8,541	3,036	5,505	181%	26,235	9,167	17,068	186%
Total revenues	$16,946	$9,984	$6,962	70%	$44,526	$28,301	$16,225	57%
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
Total revenues increased by $7.0 million in the three months ended September 30, 2018, compared to the same periods in 2017, primarily due to higher research and development revenue and product revenue. Total revenues increased by $16.2 million in the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to higher research and development revenue partially offset by a decrease in product revenue.
Product revenue increased by $1.5 million in the three months ended September 30, 2018, compared to the same period in 2017, primarily due to higher customer demand for enzymes for both generic and branded products. Product revenue decreased by $0.8 million in the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to the timing of shipments to customers.
Research and development revenue increased by $5.5 million and $17.1 million in the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The increase in research and development revenue for the three and nine months ended September 30, 2018 is primarily due to revenues from our collaborative arrangements with Nestlé Health Science for the development of CDX-6114 and development of novel enzymes for Nestlé Health Science under our Strategic Collaboration Agreement, in addition to research and development revenue from Tate & Lyle and a pharmaceutical customer, and recognition of a license fee from Merck.

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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2018	2017	$	%	2018	2017	$	%
Cost of product revenue	$3,791	$3,976	$(185)	(5)%	$10,228	$10,768	$(540)	(5)%
Research and development	7,917	8,055	(138)	(2)%	22,464	20,242	2,222	11%
Selling, general and administrative	7,344	7,989	(645)	(8)%	22,485	21,141	1,344	6%
Total costs and operating expenses	$19,052	$20,020	$(968)	(5)%	$55,177	$52,151	$3,026	6%
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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2018	2017	$	%	2018	2017	$	%
Product revenue	$8,405	$6,948	$1,457	21%	$18,291	$19,134	$(843)	(4)%
Cost of product revenue	3,791	3,976	(185)	(5)%	10,228	10,768	(540)	(5)%
Product gross profit	$4,614	$2,972	$1,642	55%	$8,063	$8,366	$(303)	(4)%
Product gross margin (%)	55%	43%			44%	44%

Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
Product gross margins were 55% and 44% in the three and nine months ended September 30, 2018, respectively, compared to 43% and 44%, respectively, in the corresponding periods in 2017 due to an increase in product revenue of higher margin enzymes and a decrease in sales of lower margin products. We expect gross margin on product sales to increase for the remainder of the current year due to anticipated more favorable product mix.
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
Research and development expenses decreased by $0.1 million, or 2%, during the three months ended September 30, 2018, compared to the same period in 2017 primarily due to lower outside services offset by an increase in costs associated with higher headcount and an increase in lab supplies. Research and development expenses increased by $2.2 million, or 11%, during the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to an increase in costs associated with higher headcount, an increase in lab supplies offset by a decrease in outside services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation, hiring and training costs, consulting and outside services expenses (including audit and legal costs), marketing costs, building lease costs, and depreciation expense.
Selling, general and administrative expenses decreased by $0.6 million, or 8%, during the three months ended September 30, 2018 compared to the same period in 2017 primarily due to lower legal expenses related to intellectual property offset by an increase in costs associated with higher headcount and outside services. Selling, general and administrative expenses increased by $1.3 million, or 6% during the nine months ended September 30, 2018, compared to the corresponding period in 2017, primarily due to an increase in costs associated with higher headcount, outside services and stock-based compensation expense offset by lower legal expenses related to intellectual property.
Interest Income and Other Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2018	2017	$	%	2018	2017	$	%
Interest income	$199	$28	$171	611%	$444	$96	$348	363%
Other expense, net	(80)	(68)	(12)	(18)%	(221)	(80)	(141)	(176)%
Total other income (expense)	$119	$(40)	$159	398%	$223	$16	$207	1,294%
Interest income increased by $0.2 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily due to higher cash and cash equivalents balance received from the public offering in April 2018.
The change in other expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily related to higher interest expense and fluctuations in foreign currency.
Provision for and Benefit from Income Taxes
We recognized an income tax provision of $1 thousand and income tax benefit of $11 thousand for the three and nine months ended September 30, 2018, respectively. We recognized income tax provision of $0.2 million and $0.1 million for the three and nine months ended September 30, 2017, respectively. The decrease in income tax expense was due to a decrease in income from our foreign operations. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.

Net loss
The net loss for the third quarter of 2018 was $2.0 million, representing a net loss of $0.04 per basic and diluted share. This compares to a net loss of $10.2 million, representing a net loss of $0.21 per basic and diluted share for the third quarter of 2017. For the nine months ended September 30, 2018, the net loss was $10.4 million, representing a net loss of $0.20 per basic and diluted share. This compares to a net loss of $24.0 million, representing a net loss of $0.53 per basic and diluted share for the nine months ended September 30, 2017. The decrease in net loss for the three and nine months ended September 30, 2018 compared to the same periods of the prior year is primarily related to higher product revenue and research and development revenue net of the corresponding higher costs and operating expenses.

Results of Operations by Segment

	Three months ended September 30,						Change
	2018			2017			Performance Enzymes		Novel Biotherapeutics
(In Thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Product revenue	$8,405	$—	$8,405	$6,948	$—	$6,948	$1,457	21%	$—	—%
Research and development revenue	3,720	4,821	8,541	3,036	—	3,036	684	23%	4,821	100%
Total revenues	$12,125	$4,821	$16,946	$9,984	$—	$9,984	$2,141	21%	$4,821	100%

	Nine months ended September 30,						Change
	2018			2017			Performance Enzymes		Novel Biotherapeutics
(In Thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Product revenue	$18,291	$—	$18,291	$19,134	—	$19,134	$(843)	(4)%	$—	—%
Research and development revenue	15,728	10,507	26,235	9,167	$—	9,167	6,561	72%	10,507	100%
Total revenues	$34,019	$10,507	$44,526	$28,301	$—	$28,301	$5,718	20%	$10,507	100%
Revenues
Revenues from the Performance Enzymes segment increased $2.1 million, or 21%, to $12.1 million for the three months ended September 30, 2018, compared to $10.0 million for the three months ended September 30, 2017 due primarily to an increase in product revenue with higher customer demand for enzymes for both generic and branded products and an increase in research and development revenue from Tate & Lyle. Revenues from the Performance Enzymes segment increased $5.7 million, or 20%, to $34.0 million for the nine months ended September 30, 2018, compared to $28.3 million for the nine months ended September 30, 2017 due primarily to an increase in research and development revenue which was offset by a decrease in product revenue.
Revenues from the Novel Biotherapeutics segment were $4.8 million and $10.5 million for the three and nine months ended September 30, 2018. Revenues from the Novel Biotherapeutics segment are derived entirely from research and development revenue relating to the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science, as set forth in the Nestlé Agreement. We signed the Nestlé Agreement in the fourth quarter of 2017 and, thus, we had no revenues in the Novel Biotherapeutics segment prior to the fourth quarter of 2017.

Cost and Operating Expenses

	Three months ended September 30,						Change
	2018			2017			Performance Enzymes		Novel Biotherapeutics
(In Thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$3,791	$—	$3,791	$3,976	—	$3,976	$(185)	(5)%	$—	—%
Research and development	4,758	2,920	7,678	4,410	$3,474	7,884	348	8%	(554)	(16)%
Selling, general and administrative	1,870	165	2,035	1,649	$—	1,649	221	13%	165	100%
Total segment costs and operating expenses	$10,419	$3,085	13,504	$10,035	$3,474	13,509	$384	4%	$(389)	(11)%
Corporate costs			5,239			6,270
Depreciation			309			241
Total costs and operating expenses			$19,052			$20,020

	Nine months ended September 30,						Change
	2018			2017			Performance Enzymes		Novel Biotherapeutics
(In Thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$10,228	$—	$10,228	$10,768	$—	$10,768	$(540)	(5)%	$—	—%
Research and development	14,548	7,294	21,842	12,582	7,134	19,716	1,966	16%	160	2%
Selling, general and administrative	5,695	615	6,310	5,238	—	5,238	457	9%	615	100%
Total segment costs and operating expenses	$30,471	$7,909	38,380	$28,588	$7,134	35,722	$1,883	7%	$775	11%
Corporate costs			15,985			15,634
Depreciation			812			795
Total costs and operating expenses			$55,177			$52,151

Research and development expense in the Performance Enzymes segment increased $0.3 million, or 8%, to $4.8 million in the third quarter of 2018, compared to the third quarter of 2017. Research and development expense in the Performance Enzymes segment increased $2.0 million, or 16%, to $14.5 million in the nine months ended September 30, 2018, compared to the corresponding period in 2017. The increase was due primarily to an increase in costs associated with higher headcount and an increase in lab supplies expenses.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.2 million, or 13%, to $1.9 million in the third quarter of 2018, compared to the third quarter of 2017. Selling, general and administrative expense in the Performance Enzymes segment increased by $0.5 million, or 9%, to $5.7 million in the nine months ended September 30, 2018, compared to the corresponding period in 2017. The increase was due primarily to an increase in costs associated with higher headcount and outside services.
Research and development expense in the Novel Biotherapeutics segment decreased by $0.6 million, or 16%, to $2.9 million in the third quarter of 2018, compared to the third quarter of 2017. The decrease was due primarily to costs associated with lower headcount offset by an increase in outside services and outside consultants as a result of increased research and development activities related to the development of our CDX-6114 and other product candidates in our Novel Biotherapeutics pipeline. Research and development expense in the Novel Biotherapeutics segment increased $0.2 million, or 2%, to $7.3 million in the nine months ended September 30, 2018, compared to the corresponding period in 2017. The change was primarily due to increased research and development activities related to the development of our CDX-6114 and other product candidates in our Novel Biotherapeutics pipeline.
Selling, general and administrative expense in the Novel Biotherapeutics segment was $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, and consisted of the allocated employee costs related to the development of our CDX-6114 product candidate and other product candidates in our Novel Biotherapeutics pipeline.

Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public offerings of our common stock. We also have the ability to borrow up to $15.0 million under our Credit Facility. For the nine months ended September 30, 2018, our most significant cash flow activities consisted of $37.3 million of net proceeds from our underwritten public offering which was completed in April 2018 and $4.3 million proceeds from exercises of stock options, partially offset by $13.4 million of cash used in operations and $3.1 million in taxes paid related to net share settlement of restricted stock awards. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. The majority of our cash and investments are held in U.S. banks, and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
The following tables summarize our cash and cash equivalents and working capital as of September 30, 2018 and December 31, 2017, as well as our statements of cash flows for the three and nine months ended September 30, 2018 and 2017:

(In Thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$54,225	$31,219
Working capital	$50,822	$20,087

	Nine months ended September 30,
(In Thousands)	2018	2017
Net cash used in operating activities	$(13,374)	$(16,381)
Net cash used in investing activities	(2,073)	(738)
Net cash provided by financing activities	38,318	21,617
Net increase in cash, cash equivalents and restricted cash	$22,871	$4,498
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
As of September 30, 2018, we had cash and cash equivalents of $54.2 million and $15.0 million available to borrow under the Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under the Credit Facility. In addition, in April 2018, we completed an underwritten public offering of 4,312,500 shares of our common stock at a public offering price of $9.25 per share resulting in net proceeds of approximately $37.3 million after deducting the underwriting discounts and commissions and estimated offering expenses.
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
Cash Flows from Operating Activities
Cash used in operating activities was $13.4 million net for the nine months ended September 30, 2018, which resulted from a net loss of $10.4 million for the nine months ended September 30, 2018 adjusted for non-cash charges for depreciation of $0.8 million and stock-based compensation of $6.2 million. Additional cash used by changes in operating assets and liabilities was $10.0 million. Changes in operating assets and liabilities included a decrease of $3.6 million in accounts receivable due mainly to collections from customers, a decrease of $1.7 million of accounts payable, a decrease of $10.2 million in deferred revenue and an increase of $1.9 million of contract assets, primarily due to recognition of revenue under ASC 606.
Cash used in operating activities was $16.4 million net for the nine months ended September 30, 2017, which resulted from a net loss of $24.0 million for the nine months ended September 30, 2017 adjusted for non-cash charges for depreciation of $0.8 million and stock-based compensation of $5.2 million. Additional cash provided by changes in operating assets and liabilities was $1.6 million. Changes in operating assets and liabilities included a $3.2 million increase in deferred revenues primarily related to an upfront payment received from a fine chemicals customer, a $2.3 million increase in other accrued liabilities primarily due to legal fees and outside services and a $0.2 million increase in accounts payable which were partially offset by increases of $1.8 million in accounts receivable, $1.3 million in prepaid expenses primarily for outside services and decreases of $0.5 million in accrued compensation and $0.3 million in long term incentive obligation.

Cash Flows from Investing Activities
Cash used in investing activities was $2.1 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively, which was primarily attributable to purchase of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities was $38.3 million for the nine months ended September 30, 2018 which represents $37.3 million of net proceeds from the public offering in April 2018 and $4.3 million of proceeds from exercises of stock options, partially offset by other items, primarily $3.1 million for taxes paid related to net share settlement of equity awards. Cash provided by financing activities was $21.6 million for the nine months ended September 30, 2017 which is primarily attributable to $23.2 million of net proceeds from a public offering in April 2017 partially offset by other items, primarily $1.7 million of taxes paid related to net share settlement of equity awards.

Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2018 (in thousands):

	Payments due by period
(In Thousands)	Total	Less than 1 year	1-3 years	4-5 years
Capital lease obligations	$375	$62	$313	$—
Operating leases obligations (1)	5,322	799	4,482	41
Total	$5,697	$861	$4,795	$41

(1) Represents future minimum lease payments under non-cancellable operating leases in effect as of September 30, 2018 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. In addition, amounts have not been reduced by future minimum sublease rentals of $0.7 million to be received under non-cancellable subleases.

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

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,693
Service agreement for the development of manufacturing process	April 2017	2
Service agreement for stability study	July 2017	335
Service agreement for clinical trial	December 2017	$1,319
Total other commitments		$3,349
On June 30, 2017, we entered into a credit facility consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million with an accounts receivable borrowing base of 80% of certain eligible accounts receivable. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. The credit facility terminates October 1, 2022. Term debt loans bear interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. No amounts were drawn down under the credit facility as of September 30, 2018. For additional information about our credit facility, see Note 11, "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three months ended September 30, 2018 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018, except for our critical accounting policies and estimates on revenue recognition as a result of our adoption of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), which is detailed below.
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

Interest Rate Sensitivity
On June 30, 2017, we entered into a credit facility agreement consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Draws on the term debt bear interest at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. In September 2018, the draw period on the term debt was extended to September 30, 2019. No amounts were drawn down under the credit facility as of September 30, 2018. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of September 30, 2018, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Equity Price Risk
As described in Note 6, "Cash Equivalents and Marketable Securities" and Note 7, "Fair Value Measurements" to the condensed consolidated financial statements, we have an investment in common shares of CO2 Solutions, whose shares are publicly traded in Canada on the TSX Venture Exchange. As of September 30, 2018, the fair value of our investment in CO2 Solutions' common stock was $0.7 million. Unrealized loss from change in the fair value of CO2 Solutions was $20 thousand during the nine months ended September 30, 2018.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the U.S. dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of September 30, 2018 would have been an unrealized loss of approximately $0.1 million, recognized in earnings. The effect of a 10% adverse change in the exchange rate between the U.S. dollar and the Canadian dollar as of September 30, 2018 would have been an unrealized loss of approximately $0.1 million, recognized in earnings.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). Except as set forth below, during the three months ended September 30, 2018, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2017 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
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
In October 2017, we entered into a Global Development, Option and License Agreement with Nestlé Health Science (“Nestlé Agreement”) pursuant to which we granted to Nestlé Health Science an option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products based on our therapeutic enzyme product candidates for the treatment of hyperphenylalaninemia (“HPA”), including CDX-6114, as well as an exclusive right of first negotiation to obtain an exclusive worldwide license to develop and commercialize any enzyme discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. HPA is a medical condition characterized by mildly or strongly elevated concentrations of the amino acid phenylalanine in the blood. PKU can result in severe HPA. Our efforts to advance our PKU program, including CDX-6114, and any other biotherapeutic candidates that we develop are subject to numerous risks, including the following:

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

If Nestlé Health Science does not exercise its option or if it terminates any development program under its license agreement with us, whether as a result of our inability to meet milestones or otherwise, any potential revenue from that license agreement will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected.
We have invested significant time and financial resources in the development of CDX-6114 and other product candidates for the treatment of HPA now included in the Nestlé Agreement. Our ability to continue to advance these programs in development prior to option exercise by Nestlé Health Science is highly dependent on achieving certain development and approval milestones in these programs and triggering related milestone fee payments to us.
Under the Nestlé Agreement, during certain time periods after the effectiveness of an investigational new drug application filed by us for the study of the CDX-6114 for the treatment of HPA and the completion of a Phase 1a study by us, Nestlé Health Science is entitled to exercise an option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products based on CDX-6114 and our other therapeutic enzyme product candidates for the treatment of HPA. Nestlé Health Science may decide not to exercise its option for CDX-6114 or any other product candidates subject to the option. Under the terms of the Nestlé Agreement, if Nestlé Health Science exercises its option, it will be granted a license to any enzyme (each, a “Compound”) covered by specified patent applications, subject to certain exceptions. On July 9, 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of PKU disease.
Under the Nestlé Agreement, we are eligible to receive from Nestlé Health Science an option exercise fee of $3.0 million, development and approval milestones of up to $86.0 million, sales-based milestones of up to $250.0 million, and tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of products containing a licensed Compound as its sole active ingredient. We have received milestone payments under the Nestlé Agreement to date. However, there is no guarantee that we will be able to successfully continue to advance programs and receive milestone payments under the Nestlé Agreement. Even if we successfully advance one or more product candidates through Phase 1a clinical trials, Nestlé Health Science is under no obligation to exercise its option to progress development of any product candidates subject to the agreement, and even if one or more of these product candidates are progressed, there is no guarantee that any such product candidate will achieve the relevant regulatory filing, approval or sales milestones. Further, in the event that Nestlé Health Science is required to obtain Hart-Scott-Rodino, or HSR, clearance after exercising any of its options, and such clearance is not obtained, Nestlé Health Science will not participate in further development of these product candidates and the product rights would revert to us. We would then have worldwide rights to those assets and be responsible for funding the development of the assets.
Nestlé Health Science may terminate the entire agreement in the event of serious safety issues related to any Compound or product subject to the agreement and at its convenience after the first anniversary of the effective date of the agreement. We may terminate the Nestlé Agreement if Nestlé Health Science challenges the validity or enforceability of any of our patents covering the Compound. Either party may terminate the agreement in the event of the other party’s uncured material breach or insolvency. Depending on the timing of any such termination we may not be entitled to receive the option exercise fees, or potential milestone payments, as these payments terminate with termination of the Nestlé Agreement.
If Nestlé Health Science does not exercise its options with respect to CDX-6114 or any other product candidate subject to the Nestlé Agreement, or terminates its rights and obligations with respect to the agreement, then depending on the timing of such event:

•	the development of our product candidates subject to the agreement may be terminated or significantly delayed;

•	our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of product candidates;

•
we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the Nestlé Agreement, including the reimbursement of third parties; and

•
in order to fund further development and commercialization of new product candidates or programs, we may need to seek out and establish alternative collaboration arrangements with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

Any of these events would have a material adverse effect on our results of operations and financial condition.

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

10.1	Fourth Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of September 28, 2018.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	November 9, 2018	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	November 9, 2018	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)