Form 10-K
period 2018-12-31
CODEXIS INC
filed 2019-03-01
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

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
 _______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of voting common stock held by non-affiliates of Codexis as of June 30, 2018 was approximately $731.5 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 22, 2019, there were 54,158,617 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Codexis, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2018

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
Our approach to developing commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates - many thousands for each protein engineering project - are then rapidly screened and validated in high throughput screening under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
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
We have also begun using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the "Nestlé Agreement") with Nestec Ltd. ("Nestlé Health Science") to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114.
In April 2018, we entered into a strategic agreement (the "Porton Agreement") with Porton Pharma Solutions, Ltd. ("Porton") to license key elements of our platform technology to Porton’s global custom intermediate and active pharmaceutical ingredients ("API") development and manufacturing business. This gives us access to a wide variety of small and medium-sized pharmaceutical customers.

We are also using our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. Our first enzyme is a ligase which we began marketing to customers in 2018.
BUSINESS SEGMENTS
We manage our business as two business segments: Performance Enzymes and Novel Biotherapeutics. See Note 15, "Segment, Geographical and Other Revenue Information" in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Performance Enzymes
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, and to date this continues to be our largest market served. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also used the technology to develop customized enzymes for use in other industrial markets. These markets consist of several large industrial verticals, including food and food ingredients, animal feed, flavors, fragrances, and agricultural chemicals. We also use our technology to develop enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications. In April 2018, we entered into the Porton Agreement related to our strategic collaboration with Porton to license key elements of our world-leading biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business.
Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of hyperphenylalaninemia (“HPA”) (also referred to as PKU) in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, Nestlé Health Science is obligated to pay us $3.0 million within 60 days after exercise of the option. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details.
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

•	Developing high-performance enzymes for use in diagnostic applications. We intend to offer high-performance enzymes to customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications.
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
In addition, manufacturing processes that utilize our protein catalysts can frequently enable processes that are more sustainable and environmentally friendly compared to alternative, traditional manufacturing approaches. This has led us to earn three U.S. EPA Presidential Green Chemistry Challenge awards for improved pharmaceutical manufacturing processes since we were founded. All three of these awards were associated with blockbuster drug products.
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
We approach biopharmaceutical companies to collaborate and utilize our platform technology for the discovery of specific novel biotherapeutic candidates. We currently have one such biotherapeutic discovery partnership in progress under the strategic collaboration agreement with Nestlé Health Science. We continue to pursue other customers who could benefit by applying our CodeEvolver® protein engineering platform technology to improve the discovery and/or development of other biotherapeutics in partnership with us.
Biotherapeutic Product Discovery and Development
We are also using our platform technology to self-fund the development of our own early stage, novel enzyme therapeutic product candidates. The lead product candidate is CDX-6114, an enzyme which we have engineered to be orally administered and is being developed as a potential treatment of PKU in humans. PKU is an inborn metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. As a result, phenylalanine accumulates to toxic levels in the brain, causing serious neurological problems including intellectual disability, seizures and cognitive and behavioral problems. To avoid toxic levels of phenylalanine in their blood, individuals with PKU must follow a strict, life-long diet that is low in phenylalanine and supplement their diet with a synthetic phenylalanine-free formula to provide them with sufficient nutrients. Maintaining a strict, life-long diet can be challenging for individuals with PKU. There are an estimated 50,000 people with PKU in the developed world.
In addition to the PKU program, we have focused our self-funded biotherapeutic investments with aim to discover therapeutic solutions for four additional rare disease conditions. Two of those programs are targeting potential enzyme replacement treatments for patients with inborn errors of amino acid metabolism diseases. The other two programs are targeting potential treatments for patients with lysosomal storage diseases. We expect to continue to make additional investments with the aim of generating additional product candidates targeting these, and potentially other therapeutic areas.
Nestlé Health Science
On October 12, 2017 (the “Effective Date”), we entered into a Global Development, Option and License Agreement (the “Nestlé Agreement”) with Nestlé Health Science and, solely for the purpose of the integration and the dispute resolution clauses of the Nestlé Agreement, Nestlé Health Science S.A., pursuant to which we granted to Nestlé Health Science, under certain of our patent rights and know-how: (i) an option to obtain an exclusive, worldwide, royalty-bearing, sublicenseable license to develop and commercialize certain products (each, a “Product”) based on CDX-6114 and our other therapeutic enzyme product candidates covered by specified patent applications for the treatment of hyperphenylalaninemia (“HPA”), and (ii) an exclusive right of first negotiation (the “Right of First Negotiation”) for a period of five years to obtain an exclusive worldwide license to develop and commercialize up to two enzymes discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. We are not under any obligation to undertake any research and development activities relating to inborn errors of amino acid metabolism. HPA (also referred to as PKU) is a medical condition characterized by elevated concentrations of the amino acid phenylalanine in the blood. PKU can result in severe HPA.
In February 2019, Nestlé Health Science exercised its option to receive an exclusive license to further develop and commercialize CDX-6114 and our other therapeutic enzyme product candidates covered by specified patent applications for the treatment of PKU (each, a “Compound”). Under the terms of the Nestlé Agreement, upon option exercise, Nestlé Health Science received a license to the Compound, other than any enzyme that has other clinically significant, specified activity against another molecule, unless that enzyme’s specified activity against phenylalanine is ten times greater than its activity against such other molecule (in which case it is not excluded). Furthermore, we generally will retain the right to use any enzyme as a biocatalyst, provided that preclinical development of such enzyme has not commenced. The first Compound to be developed under the Nestlé Agreement was our enzyme CDX-6114.
The Nestlé Agreement also sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for CDX-6114 and Product containing CDX-6114. Prior to Nestlé Health Science exercising its option to receive an exclusive license to CDX-6114, we were generally responsible for development activities, including conducting a Phase 1a clinical study. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. Our development activities were governed by a development plan and overseen by a joint steering committee. The parties established a patent committee to discuss strategies and coordinate activities for the patents related to CDX-6114 and Product containing CDX-6114, and we will jointly own all inventions and information that result from each party’s activities performed under the Nestlé Agreement. The Nestlé Agreement also contains customary representations and warranties by the parties, intellectual property protection provisions, certain indemnification rights in favor of each party and customary confidentiality provisions and limitations of liability.
Nestlé Health Science paid us an upfront cash payment of $14.0 million in the fourth quarter of 2017. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license for the global development and commercialization of CDX-6114 for the management of PKU. The exercise of the option triggers a $3 million milestone payment. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details.
Other potential payments from Nestlé Health Science to us under the Agreement include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of products containing an enzyme covered by the agreement as its sole active ingredient.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a strategic collaboration agreement pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas.
Fine Chemicals and Industrial Enzyme Markets
Beyond the pharmaceutical industry, our CodeEvolver® protein engineering platform technology has enabled cost-savings for our partners in the fine chemicals markets, and the food industry in particular. In November 2016, we entered into an exclusive agreement with Tate & Lyle, a market-leading food ingredients company, to supply a proprietary enzyme for use in Tate & Lyle’s food ingredient production. In March 2017, we announced a second multi-year research and development services agreement with Tate & Lyle for the development of a second ingredient for the food ingredient industry. We engineered a suite of enzymes that enable Tate & Lyle’s novel bioconversion route for the manufacture of their newly-launched zero-calorie TASTEVA® M Stevia sweetener.
We are seeking to expand our enzyme offerings in the fine chemical and industrial enzyme markets within and beyond the food industry, including, for example, to the animal feed, agricultural chemicals and flavors and fragrances markets.

Molecular Biology and In Vitro Diagnostic Enzymes
We believe that our Codexis protein engineering capability can also be deployed to commercialize novel enzymes as improvements to enzymes consumed by customers in many industrial sectors. As our first effort in this strategy, we have developed an enzyme for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. Our first proprietary enzyme for this market targets improved library preparation for NGS users and is currently being beta tested. We are also currently working on a second enzyme, a DNA polymerase, which is being prepared for beta testing.
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
GlaxoSmithKline
We entered into our first CodeEvolver® protein engineering Platform Technology Transfer, Collaboration and License Agreement (“GSK CodeEvolver® Agreement”) on July 10, 2014 with GlaxoSmithKline Intellectual Property Development Limited, a subsidiary of GlaxoSmithKline plc (collectively, “GSK”), pursuant to which we granted GSK a non-exclusive, worldwide license to use our CodeEvolver® protein engineering technology platform in the field of human healthcare for its internal development purposes.
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
Under the terms of the Merck CodeEvolver® Agreement, Merck paid us $18.0 million comprised of up-front technology transfer and license fees and milestone payments over the technology transfer period of 15 months from August 3, 2015, the effective date of the Merck CodeEvolver® Agreement. We also have the potential to receive product-related payments of up to $15.0 million for each API that is manufactured by Merck using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering technology platform during the 10-year period that begins on the conclusion of the 15-month technology transfer period. These product-related payments, if any, will be paid by Merck to us for each quarter that Merck manufactures API using a CodeEvolver®-developed enzyme. The payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. We have the right to conduct an annual audit to confirm that all payments that are owed to us have been paid in full and on time.
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
In September 2016, we completed the full transfer of the engineering platform technology and earned milestone revenue of $8.0 million. We received the $8.0 million milestone payment in the fourth quarter of 2016. In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we amended certain licensing provisions and one exhibit. In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we will install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term.
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
•allow the removal of entire steps from chemical production; and
•provide flexibility to apply at any point across their product’s lifecycle.
Our products include protein catalysts, chemical intermediates and Codex® Biocatalyst Panels and Kits. We sell our products worldwide primarily through our direct sales and business development force in the United States and Europe.
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
Protein Catalysts
We often sell protein catalysts (also referred to as biocatalysts or enzymes), by the gram or kilogram, that have already been engineered, scaled up, and installed in a customer’s commercial process. For example, we sell protein catalysts to Merck for their manufacture of Sitagliptin, the active ingredient in Januvia®. We also sell protein catalysts which are in developmental stages. These are enzymes that are sold in batches or by the gram or kilogram that are in the process of being engineered or scaled up by Codexis, or are in the process of being trialed or approved for use in the customer’s process. We may sell batches of specific protein catalysts that are in the middle of our protein engineering efforts to test their performance at a larger customer scale. We also may sell batches of specific protein catalysts for use in a customer’s developmental products (for example, to trial in a customer’s Phase II drug candidate process). Finally, we may sell batches of specific protein catalysts as a customer performs trials for approval in their commercial manufacturing operations.
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
Protein Engineering Services
We work with our customers throughout their product development lifecycle to optimize enzymes that have been engineered specifically to perform a desired process according to a highly selective set of specifications. We typically charge customers for research and development services by project or project-month. These are typically larger research and development service fees than screening services.
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
In the next step in our optimization process, we use our proprietary bioinformatics software to analyze protein sequence-activity relationships. Our software and algorithms relate the screening results to the mutations and rank the individual and interacting protein sequence mutations with regard to their degree of benefit or detriment, relative to the process parameter(s) tested. Using this information, we can create a select pool of mutational diversity in the next iteration to further the accumulation of beneficial diversity and cancel out detrimental diversity in the individual genes in the resulting library. The gene that codes for the best performing enzyme in one iteration is used as the starting gene for the next iteration of recombination and screening. As the enzymes improve over these iterations, the screening conditions are made increasingly more stringent. In this way, the protein catalyst is rapidly optimized until all in-process performance requirements have been achieved and the economic objectives for the desired process have been met.
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

As of December 31, 2018, we owned or controlled approximately 1,100 issued patents and pending patent applications in the United States and in various foreign jurisdictions. These patents and patent applications include many that are directed to our enabling technologies and specific methods and products that support our business in the pharmaceutical markets. In addition, our portfolio includes applications and patents that support our businesses in the biotherapeutics, molecular diagnostics, food and other markets. Our current intellectual property rights have terms that expire between 2019 and 2039. Our United States intellectual property rights directed to the CodeEvolver® proprietary enabling technology platform developed internally by us have terms that expire between 2029 to 2034. Our current intellectual property rights also include patents, trademarks, copyrights, software and certain assumed contracts that we acquired from Maxygen, Inc. (“Maxygen”) in October 2010, which are associated with directed evolution technology, known as the MolecularBreeding™ technology platform developed by Maxygen. The intellectual property rights and assets that we acquired from Maxygen continue to be subject to existing exclusive and non-exclusive license rights granted by Maxygen to third parties. We continue to file new patent applications, for which terms generally extend 20 years from the non-provisional filing date in the United States.
As of December 31, 2018, we owned and used the following registered, pending, and common law trademarks in the United States, with some trademarks also registered or pending in foreign jurisdictions: Codexis®, Codex®, CodeEvolver®, Mosaic®, Sage®, Microcyp®, MCYP®, ProSAR®, Unlock the Power of Proteins®, Codexis Protein Engineering Experts™, and a Codexis design mark (i.e., the Codexis logo).
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
Companies developing and marketing conventional catalysts include Solvias AG, BASF, Johnson-Mathey, and Takasago International Corporation.

The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, such as Novozymes, as well as subsidiaries of larger contract research/contract manufacturing organizations (“CRO/CMO”), such as Royal DSM N.V. (“DSM”), Cambrex Corporation and Almac Group Ltd. There is also competition in the customized and optimized enzyme area from several smaller companies, such as BRAIN AG, Arzeda, c-LEcta GmbH and Evocatal GmbH.
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

Biotherapeutics
There are other companies that participate in the biotherapeutics market generally and the PKU market specifically. Many of these companies are large, successful and well-capitalized. BioMarin Pharmaceutical Inc. (“BioMarin”) and Daiichi Sankyo Company market Kuvan® in the United States, Europe and Japan for the treatment of a certain type of PKU. In addition, BioMarin gained US FDA approval in 2018 and began commercial sales of PalynziqTM as an injectable enzyme substitution therapy for the potential treatment of PKU. Synlogic is developing SYNB1618 as a potential treatment for PKU, and in 2018, they completed a phase 1/2a clinical trial using SYNB1618. Takeda (who recently acquired Shire Plc), Genzyme / Sanofi S.A. and other companies market or are actively developing new enzyme therapeutics. There are numerous companies that are developing other forms of therapeutics, such as small molecules and gene therapy, which could compete with biotherapeutics.
Fine Chemicals
We entered the fine chemicals market in 2013 by applying our protein engineering technology in the food market. We face similar forms of competition in this market as in the small molecule pharmaceutical markets, with the exception that the risk of losing opportunities to larger competitors in fine chemicals is greater given the larger scale of opportunities available in the fine chemicals market compared to the pharmaceutical market. Our significant competitors in the fine chemicals markets include companies that have been in these marketplaces for many years, such as DuPont Industrial Biosciences (DuPont Genencor), DSM, Novozymes and A.B. Enzymes. These companies have greater resources in these markets than we do and have long-term supply arrangements already in place with customers. Our ability to compete in these markets may be limited by our relatively late entrance. We also face competition in both the fine chemicals and small molecule pharmaceutical markets from emerging companies, like Zymergen and Gingko Bioworks who offer engineered microbe metabolic pathway approaches to these markets.
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
OPERATIONS
Our corporate headquarters are located in Redwood City, California and provide general administrative support to our business and are the center of our research, development and business operations. We have limited internal manufacturing capacity at our headquarters in Redwood City. We expect to rely on third-party manufacturers for commercial production of our biocatalysts for the foreseeable future. Our in-house manufacturing is dedicated to producing both Codex® Biocatalyst Panels and Kits and enzymes for use by our customers in pilot scale production. We also supply initial commercial quantities of biocatalysts for use by our collaborators to produce pharmaceutical intermediates and manufacture biocatalysts that we sell. Please see Note 15 in the notes to our Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for a description of our revenues and long-lived assets both within and outside of the United States.
Our research and development operations include efforts directed towards engineering protein catalysts, bioprocess development, cellular engineering, biocatalyst screening, metabolites, strain improvement, fermentation development and process engineering. We conduct enzyme evolution, enzyme production development, microbial bioprocess development, cellular engineering, microbial evolution and process engineering evaluations and design primarily at our headquarters in Redwood City, California. For more information on our research and development expenditures, see Item 8 of this Annual

Report on Form 10-K. Manufacturing of our enzymes is conducted primarily in three locations, at our in-house facility in Redwood City, California and at third-party contract manufacturing organizations, Lactosan, GmbH & Co. KG (“Lactosan”) in Kapfenberg, Austria and DPhar SpA (“DPhar”) in Agnani, Italy. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing and a large percentage of our production of novel enzymes to contract manufacturing organizations.
GOVERNMENT REGULATION
In the United States, the FDA regulates drug and biologic products under the Federal Food, Drug and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our biotherapeutic product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a biologics license application (“BLA”) and licensure, which constitutes approval, by the FDA before being marketed in the United States. If we or our development partners fail to comply with applicable FDA or other requirements at any time during product development, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions.

The process required by the FDA before our biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice (“GLP”) regulations;

•	submission to the FDA of an IND, which must become effective before clinical trials in the United States may begin;

•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, conducted in accordance with the FDA’s good clinical practice (“GCP”) regulations;

•	submission to the FDA of a BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing (“cGMP”) regulations; and

•	FDA review and approval of the BLA prior to any commercial marketing, sale or distribution of the product.
The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.
Preclinical and Clinical Trials
Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which must be conducted in accordance with GLP requirements. The results of preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.
Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board (“IRB”) for each investigator site proposing to participate in a clinical trial must also review and approve the clinical trial before it can begin at that site, and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements, including requirements for informed consent.
For purposes of BLA approval, clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

•
Phase 1-Phase 1 clinical trials involve initial introduction of the investigational product into healthy human subjects or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•
Phase 2-Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosage and dosing schedule and to identify possible adverse side effects and safety risks.

•
Phase 3-Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

In some cases, the FDA may condition approval of a BLA on the sponsor’s agreement to conduct additional clinical trials to further assess the biologic’s safety and effectiveness after BLA approval. Such post-approval clinical trials are typically referred to as Phase 4 clinical trials.
Although most clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA, under the IND regulations and procedures described above, there are certain circumstances under which clinical trials can be conducted without submission of an IND. For example, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events, findings from other studies that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious adverse reaction over that listed in the protocol or investigator brochure.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the biologic in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
BLA Submission and FDA Review
The results of preclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the biologic, are submitted to the FDA in the form of a BLA requesting approval to market the biologic for one or more specified indications. The submission of a BLA requires payment of a substantial user fee unless a waiver is granted. Each BLA submitted to the FDA is reviewed for administrative completeness and reviewability within 60 days of the FDA’s receipt of the application. If the BLA is found to be complete, the FDA will file the BLA, triggering a full substantive review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission.
Once a BLA has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. However, the review process is often significantly longer. Under the Prescription Drug User Fee Act, the FDA has a goal of reviewing BLAs within ten months of the 60-day filing date for standard review or six months for priority review, but the overall timeframe is often extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether the biological product is safe, pure and potent and whether the facility or facilities in which it is manufactured meet standards designed to assure the product’s continued safety, purity and potency. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.
Before approving a BLA, the FDA will inspect the facility or the facilities at which the biologic product is manufactured, and will not license the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance with GCP requirements.
The FDA may deny approval of a BLA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional preclinical or clinical data. Even if such data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than sponsors. Once the FDA approves a BLA, such approval defines the indicated uses for which the biologic may be marketed. The FDA may also require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, which can include a medication guide, communication plan, or elements to assure safe use, such as restricted distribution methods, physician training, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling claims or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and it may limit further marketing based on the results of these post-marketing studies. After approval, certain changes to the approved biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the proposed change, a BLA supplement must be filed and approved before the change may be implemented.
Post-Approval Requirements
Licensed biologics that are manufactured and distributed in the United States are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product distribution, advertising and promotion and reporting of adverse experiences with the product. There is also a continuing, annual prescription drug program user fee.
Any biologics manufactured or distributed by us, our partners or our contract manufacturers pursuant to FDA approvals would be subject to ongoing regulation by the FDA. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose extensive procedural and documentation requirements. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet and social media. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available biologics for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.
Biosimilars and Regulatory Exclusivity
As part of the Patient Protection and Affordable Care Act enacted in 2010, as amended by the Health Care and Education Reconciliation Act of 2010, the Biologics Price Competition and Innovation Act (“BPCIA”) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway provides legal authority for the FDA to review and approve biosimilar biologics based on their similarity to an existing brand product, referred to as a reference product, including the possible designation of a biosimilar as interchangeable with a brand product. Under the BPCIA, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. Moreover, the extent to which a biosimilar, once approved, will be substituted for a reference product in a way that is similar to traditional generic substitution for non-biological drug products is not yet clear and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate implementation and impact are subject to uncertainty. In addition, the period of exclusivity provided by the BPCIA only operates against third parties seeking approval via the abbreviated pathway, but would not prevent third parties from pursuing approval via the traditional BLA approval pathway.
CUSTOMERS
We rely on a limited number of key customers for the majority of our revenues. Customers that provided 10% or more of our total revenues in any of the past three fiscal years consist of the following:

	Percentage of Total Revenues For The Years Ended December 31,
	2018	2017	2016
Customers:
Merck	29%	28%	47%
Nestlé Health Science	22%	15%	*
Tate & Lyle	13%	11%	*
Novartis	*	14%	*
GSK	*	*	22%
* Percentage was less than 10%
EMPLOYEES
As of December 31, 2018, we had 132 full-time employees and part-time employees worldwide. Of these employees, 77 were engaged in research and development, 18 were engaged in operations and quality control, and 37 were engaged in selling, general and administrative activities. None of our employees is represented by a labor union, and we consider our employee relations to be good.
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
We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Copies of this information may be obtained at the SEC website at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the references to website URLs are intended to be inactive textual references only.

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
Risks Relating to Our Business and Strategy
During our operating history, the markets in which we have participated have changed significantly, which may make it difficult to evaluate our current business and predict our future performance.
Our company has been in existence since January 2002. From 2002 until 2005, our operations focused on organizing and staffing our company and developing our technology platform. In 2005, we recognized our first revenues from product sales. From 2006 to August 2012, a major portion of our business revolved around our research and development collaboration with Shell with respect to advanced biofuels. The Shell collaboration was terminated in August 2012 and did not contribute to our revenues after the termination. As a result of the termination of the Shell collaboration, we undertook a significant restructuring of our operations and refocused our business on the biocatalysis market. In November 2013, we announced that we had begun to wind down our CodeXyme® cellulase enzymes program, and that we had stopped further development of our CodeXol® detergent alcohols program in the third quarter of 2013. Our Novel Biotherapeutics business is relatively new to Codexis. As a result of these changes in our business and any changes to our business focus that we may make as we move forward, our operating history in past periods may not provide a basis to evaluate our current business or be indicative of our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by young companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.
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
Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

•	our ability to achieve or maintain profitability;

•	our relationships with, and dependence on, collaborators in our principal markets;

•	our dependence on a limited number of customers;

•	our dependence on a limited number of products in our biocatalysis business;

•	our reliance on a limited number of contract manufacturers for large scale production of substantially all of our enzyme products;

•	our ability to develop and successfully commercialize new products for the biocatalysis market(s);

•	our ability to obtain additional development partners for our biotherapeutic programs;

•	potential of Nestlé Health Science terminating any development program under its license agreement with us;

•	our ability to deploy our technology platform in the fine chemicals market;

•	the success of our customers’ pharmaceutical products in the market and the ability of such customers to obtain regulatory approvals for products and processes;

•	our or our customers’ ability to obtain regulatory approval for the sale and manufacturing of food products using our enzymes;

•	our ability to deploy our technology platform in the in vitro molecular diagnostics market;

•	our ability to successfully achieve domestic and foreign regulatory approval for product candidates;

•	our ability to successfully design and execute clinical testing at a reasonable cost and on an acceptable time-frame;

•	our dependence on product candidates which could unexpectedly fail at any stage of preclinical or clinical development;

•	our dependence on product candidates which may lack the ability to work as intended or cause undesirable side effects;

•	our dependency on third parties to conduct clinical trials, research, and preclinical studies;

•	our ability to successfully prosecute and protect our intellectual property;

•	our ability to compete if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights;

•	our ability to avoid infringing the intellectual property rights of third parties;

•	our involvement in lawsuits to protect or enforce our patents or other intellectual property rights;

•	our ability to enforce our intellectual property rights throughout the world;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;

•	our ability to protect our trade secrets and other proprietary information from disclosure by employees and others;

•	our ability to obtain substantial additional capital that may be necessary to expand our business;

•	our ability to comply with the terms of our credit facility;

•	our ability to timely pay debt service obligations;

•	our customers’ ability to pay amounts owed to us in a timely manner;

•	our ability to avoid charges to earnings as a result of any impairment of goodwill, intangible assets or other long-lived assets;

•	changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations;

•	our ability to maintain effective internal control over financial reporting;

•	our dependency on information technology systems, infrastructure and data;

•	our ability to control and to improve product gross margins;

•	our ability to protect against risks associated with the international aspects of our business;

•	the cost of compliance with European Union chemical regulations;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing products;

•	our ability to accurately report our financial results in a timely manner;

•	results of regulatory tax examinations;

•	business interruptions, such as earthquakes and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to integrate our current business with any businesses that we may acquire in the future;

•	our ability to properly handle and dispose of hazardous materials in our business;

•	potential product liability claims;

•	uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act and related regulations could materially affect our tax obligations and effective tax rate; and

•	our ability to use our net operating loss carryforwards to offset future taxable income.
Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $10.9 million in 2018, $23.0 million in 2017 and $8.6 million in 2016. As of December 31, 2018 and 2017, we had an accumulated deficit of $330.5 million and $315.1 million, respectively. If we are unable to expand our biocatalysis business, through new or expanded collaborations, development of new products or services, or increased sales of existing products and services, our net losses may increase and we may never achieve profitability. In addition, some of our collaboration agreements, including our collaboration with Nestlé Health Science, provide for milestone payments and/or future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional proprietary biocatalysis and/or biotherapeutic products. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
Our current revenues are derived from a limited number of key customers. For the year ended December 31, 2018 and 2017, customers that each individually contributed 10% or more of our total revenue accounted for 64% and 68% of our total revenues in 2018 and 2017, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
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
We are developing and have developed novel biotherapeutic candidates, including CDX-6114, our novel oral enzyme product candidate for the treatment of PKU. The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results. In addition, drug development is highly regulated and requires areas of expertise and capital resources we do not currently possess. In order to market a drug product in the United States, we must undergo the following process required by the FDA:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with GLP requirements;

•	submission to the FDA of an IND, which must become effective before human clinical studies may begin in the United States;

•	approval by an independent IRB representing each clinical site before the clinical study may be initiated at the site;

•
performance of adequate and well-controlled human clinical studies (generally divided into three phases) in accordance with GCP requirements to establish the safety and efficacy of the product candidate for each proposed indication;

•	preparation of and submission to the FDA of a BLA after completion of all clinical studies;

•	potential review of the product candidate by an FDA advisory committee;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the product candidate is produced to assess compliance with cGMP requirements; and

•	FDA review and approval of a BLA prior to any commercial marketing or sale of the product in the United States.
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
In October 2017, we entered into a Global Development, Option and License Agreement with Nestlé Health Science (“Nestlé Agreement”) pursuant to which we granted to Nestlé Health Science an option to obtain an exclusive, worldwide, royalty-bearing, sublicenseable license to develop and commercialize certain products based on our therapeutic enzyme product candidates for the treatment of hyperphenylalaninemia (“HPA”), including CDX-6114, as well as an exclusive right of first negotiation to obtain an exclusive worldwide license to develop and commercialize any enzyme discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. HPA is a medical condition characterized by mildly or strongly elevated concentrations of the amino acid phenylalanine in the blood. PKU can result in severe HPA. In February 2019, Nestlé Health Science exercised its option to receive an exclusive license to further develop and commercialize CDX-6114 and our other therapeutic enzyme product candidates covered by specified patent applications for the treatment of PKU.
Our efforts to advance our biotherapeutic candidates that we develop are subject to numerous risks, including the following:

•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and the results are inherently unpredictable. If we are ultimately unable to obtain regulatory approval for biotherapeutic product candidates, our business will be harmed. To obtain regulatory approval to market any product candidate, preclinical studies and costly and lengthy clinical trials are required, and the results of the studies and trials are highly uncertain. A failure of one or more pre-clinical or clinical trials can occur at any stage, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical and clinical testing have nonetheless failed to obtain marketing approval of their product candidates.

•	We may find it difficult to enroll patients in our clinical trials for product candidates. Any enrollment difficulties could delay clinical trials and any potential product approval.

•
We may experience difficulty or delay in obtaining the FDA’s acceptance of an IND for product candidates we may seek to enter into clinical development, which would delay initiation of Phase 1 clinical testing. Delays in the commencement or completion of clinical testing could significantly affect our product development costs or the product development costs of our present and any future collaborators. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons. For example, a clinical trial may be suspended or terminated by us, by the IRB of the institution in which such trial is being conducted, or by the FDA due to a number of factors, including unforeseen safety issues, changes in governmental regulations or lack of adequate funding to continue the clinical trial.

•
We have limited experience in drug development or regulatory matters related to drug development. As a result, we rely or will rely on third parties to conduct our pre-clinical and clinical studies, assist us with drug manufacturing and formulation and perform other tasks for us. If these third parties do not successfully carry out their responsibilities or comply with regulatory requirements, we may receive lower quality products or services, suffer reputational harm and not be able to obtain regulatory approval for product candidates.

•
Our efforts to use CodeEvolver® protein engineering technology platform to generate new lead biotherapeutic candidates, whether under our collaboration with Nestlé Health Science or otherwise, may not be successful in creating candidates of value.

•	We will be exposed to potential product liability risks through the testing of experimental therapeutics in humans, which may expose us to substantial uninsured liabilities.

•	Third parties may develop intellectual property that could limit our ability to develop, market and commercialize product candidates.

•
Changes in methods of treatment of disease, such as gene therapy, could cause us to stop development of our product candidate or reduce or eliminate potential demand for CDX-6114, if approved, or any other product candidates that we may develop in the future.

If Nestlé Health Science terminates its development program under its license agreement with us, any potential revenue from that license agreement will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected.
We have invested significant time and financial resources in the development of CDX-6114 and other product candidates for the treatment of HPA now included in the Nestlé Agreement (each a “Compound”).
In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, Nestlé Health Science is obligated to pay us $3.0 million within 60 days after exercise of the option. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details.
Under the Nestlé Agreement, we are eligible to receive from Nestlé Health Science development and approval milestones of up to $86.0 million, sales-based milestones of up to $250.0 million, and tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of products containing a licensed Compound as its sole active ingredient. We have received milestone payments under the Nestlé Agreement to date. However, there is no guarantee that we will receive further milestone payments under the Nestlé Agreement.
Nestlé Health Science may terminate the entire agreement in the event of serious safety issues related to any Compound or product subject to the agreement and at its convenience. We may terminate the Nestlé Agreement if Nestlé Health Science challenges the validity or enforceability of any of our patents covering the Compound. Either party may terminate the agreement in the event of the other party’s uncured material breach or insolvency. Depending on the timing of any such termination, we may not be entitled to receive potential milestone payments, as these payments terminate with termination of the Nestlé Agreement.
If Nestlé Health Science terminates its rights and obligations with respect to the Nestlé Agreement, then depending on the timing of such event:

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
We have recently begun to use our CodeEvolver® protein engineering technology platform to develop new products for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. We do not know if we can successfully compete in this new market. This new market is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships. Our first proprietary enzyme for this market, which is designed to improve library preparation for NGS users, and any products that we may develop in the future for this market, may not succeed in displacing current products.   If we succeed in commercializing new products for this market, we may not generate significant revenues and cash flows from these activities. The failure to successfully deploy products on timely basis in this space may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.
Interim “top-line” and preliminary data from studies or trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim “top-line” or preliminary data from preclinical studies or clinical trials. Interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business prospects.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We and any collaborators are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, neither we nor our collaborators have submitted a BLA to FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We and any collaborators must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals. Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;

•
we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we or our collaborators may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of product candidates may not be sufficient to support the submission of a BLA to obtain regulatory approval in the United States or elsewhere;

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies;

•	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with collaborators; and

•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a REMS. Regulatory authorities may not approve the price we or our collaborators intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
Clinical trials are difficult to design and implement, expensive, time-consuming and involve an uncertain outcome, and the inability to successfully conduct clinical trials and obtain regulatory approval for our product candidates would substantially harm our business.
Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We do not know whether planned clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:

•	the inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;

•	applicable regulatory authorities disagreeing as to the design or implementation of the clinical trials;

•	obtaining regulatory authorization to commence a trial;

•
reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining IRB approval at each site;

•	developing and validating the companion diagnostic to be used in a clinical trial, if applicable;

•
insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

•	recruiting and retaining enough suitable patients to participate in a trial;

•	having enough patients complete a trial or return for post-treatment follow-up;

•	adding a sufficient number of clinical trial sites;

•	inspections of clinical trial sites or operations by applicable regulatory authorities, or the imposition of a clinical hold;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	the inability to demonstrate the efficacy and benefits of a product candidate;

•	discovering that product candidates have unforeseen safety issues, undesirable side effects or other unexpected characteristics;

•
addressing patient safety concerns that arise during the course of a trial; receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial;

•	non-compliance with applicable regulatory requirements by us or third parties or changes in such regulations or administrative actions;

•
suspensions or terminations by IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities due to a number of factors, including those described above;

•	third parties being unable or unwilling to satisfy their contractual obligations to us; or

•	changes in our financial priorities, greater than anticipated costs of completing a trial or our inability to continue funding the trial.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Additionally, we or our collaborators may experience unforeseen events during or resulting from clinical trials that could delay or prevent receipt of marketing approval for or commercialization of product candidates. For example, clinical trials of product candidates may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs. Regulators may also revise the requirements for approving the product candidates, or such requirements may not be as we anticipate. If we or our collaborators are required to conduct additional clinical trials or other testing of product candidates beyond those that we or our collaborators currently contemplate, if we or our collaborators are unable to successfully complete clinical trials or other testing of such product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	incur unplanned costs;

•	be delayed in obtaining or fail to obtain marketing approval for product candidates;

•	obtain marketing approval in some countries and not in others;

•	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

•	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

•	be subject to additional post-marketing testing requirements;

•	be subject to changes in the way the product is administered;

•	have regulatory authorities withdraw or suspend their approval of the product or impose restrictions on its distribution;

•	be sued; or

•	experience damage to our reputation.
If we or our collaborators experience delays in the commencement or completion of our clinical trials, or if we or our collaborators terminate a clinical trial prior to completion, we may experience increased costs, have difficulty raising capital and/or be required to slow down the development and approval process timelines. Furthermore, the product candidates that are the subject of such trials may never receive regulatory approval, and their commercial prospects and our ability to generate product revenues from them could be impaired or not realized at all.
We or our collaborators may experience delays or difficulties in enrolling patients in clinical trials, which could delay or prevent receipt of regulatory approvals.
We or our collaborators may not be able to initiate or continue clinical trials on a timely basis or at all for any product candidates we or our collaborators identify or develop if we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in the trials as required by applicable regulations or as needed to provide appropriate statistical power for a given trial. Additionally, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as one or more of our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in our competitors’ clinical trials. Patient enrollment may also affected by many factors, including:

•	severity and difficulty of diagnosing of the disease under investigation;

•	size of the patient population and process for identifying subjects;

•	eligibility and exclusion criteria for the trial in question;

•	our or our collaborators’ ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	design of the trial protocol;

•	availability and efficacy of approved medications or therapies, or other clinical trials, for the disease or condition under investigation;

•	perceived risks and benefits of the product candidate under trial or testing, or of the application of genome editing to human indications;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	ability to obtain and maintain subject consent;

•	risk that enrolled subjects will drop out before completion of the trial;

•	ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.
We expect that some of our product candidates will focus on diseases with limited patient pools from which to draw for enrollment in clinical trials. The eligibility criteria of our clinical trials will further limit the pool of available trial participants. In addition to the factors identified above, patient enrollment in any clinical trials we or our collaborators may conduct may be adversely impacted by any negative outcomes our competitors may experience, including adverse side effects, clinical data showing inadequate efficacy or failures to obtain regulatory approval. Enrollment delays in clinical trials may result in increased development costs for any of our product candidates, which may cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which may have an adverse effect on our results of operations and prospects.
Results of preclinical studies and early clinical trials of product candidates may not be predictive of results of later studies or trials. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval.
Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials.
Many companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks at later stages of development after achieving positive results in early stages of development, and we may face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, non-clinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. Even if any product candidates progress to clinical trials, these product candidates may fail to show the safety and efficacy in clinical development required to obtain regulatory approval, despite the observation of positive results in animal studies. Our or our collaborators’ failure to replicate positive results from early research programs and preclinical or greenhouse studies may prevent us from further developing and commercializing those or other product candidates, which would limit our potential to generate revenues from them and harm our business and prospects.
For the foregoing reasons, we cannot be certain that any ongoing or future preclinical studies or clinical trials will be successful. Any safety or efficacy concerns observed in any one of our preclinical studies or clinical trials in a targeted area could limit the prospects for regulatory approval of product candidates in that and other areas, which could have a material adverse effect on our business and prospects.
If any of our product candidates do not work as intended or cause undesirable side effects, it could hinder or prevent receipt of regulatory approval or realization of commercial potential for them or our other product candidates and could substantially harm our business.
Our product candidates may be associated with serious adverse events, undesirable side effects or unexpected characteristics. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events. In addition to serious adverse events or side effects caused by product candidates we develop alone or with collaborators, the administration process or related procedures may also cause undesirable side effects. If any such events occur, clinical trials or commercial distribution of any product candidates or products we develop alone or with collaborators could be suspended or terminated, and our business and reputation could suffer substantial harm. Treatment-related side effects could affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us or our collaborators to cease further development of, deny approval of or require us to cease selling any product candidates or products for any or all targeted indications. If we or our collaborators elect, or are required, to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated.
Additionally, if we successfully develop a product candidate alone or with collaborators and it receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Such identification could also have several additional significant negative consequences, such as:

•	regulatory authorities may suspend, withdraw or limit approvals of such product, or seek an injunction against its manufacture or distribution;

•
regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we may be required to change the way a product is administered or conduct additional trials;

•	the product may become less competitive;

•	we or our collaborators may decide to remove the product from the marketplace;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	we could be sued and be held liable for harm caused to patients; and

•	our reputation may suffer.
Any of these events could prevent us or our collaborators from achieving or maintaining market acceptance of any potential product.
Even if we obtain regulatory approval for any products that we develop alone or with collaborators, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.
Even if products we develop alone or with collaborators receive regulatory approval, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals received for such products may also be subject to limitations on the approved indicated uses for which they may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance studies. For example, the holder of an approved BLA in the United States is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. In the United States, the holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Similar provisions apply in the EU. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similarly, in the EU any promotion of medicinal products is highly regulated and, depending on the specific jurisdiction involved, may require prior vetting by the competent national regulatory authority. In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application.
If we, our collaborators or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory agency may impose restrictions relative to that product, the manufacturing facility or us or our collaborators, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
Moreover, if any of our product candidates are approved, our product labeling, advertising, promotion and distribution will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we or our collaborators fail to comply with applicable regulatory requirements following approval of any potential products we may develop, authorities may:

•	issue an untitled enforcement letter or a warning letter asserting a violation of the law;

•	seek an injunction, impose civil and criminal penalties, and impose monetary fines, restitution or disgorgement of profits or revenues;

•	suspend or withdraw regulatory approval;

•	suspend or terminate any ongoing clinical trials or implement requirements to conduct post-marketing studies or clinical trials;

•	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our collaborators;

•	restrict the labeling, marketing, distribution, use or manufacturing of products;

•	seize or detain products or otherwise require the withdrawal or recall of products from the market;

•	refuse to approve pending applications or supplements to approved applications that we or our collaborators submit;

•	refuse to permit the import or export of products; or

•	refuse to allow us or our collaborators to enter into government contracts.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our or our collaborators’ ability to commercialize products and our ability to generate revenues.

In addition, the FDA’s policies, and policies of foreign regulatory agencies, may change, and additional regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of biologics and spur innovation. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements, or if we or our collaborators are unable to maintain regulatory compliance, marketing approval that has been obtained may be lost.
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Our product candidates for which we intend to seek approval as a biologic products may face competition sooner than anticipated.
The BCPIA enacted in the Patient Protection and Affordable Care Act, signed into law on March 23, 2010, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when the FDA will fully adopt processes intended to implement BPCIA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct clinical trials of our product candidates. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.
There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.
We contract with third parties for the manufacturing and supply of product candidates for use in preclinical testing and clinical trials and related services, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.
We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of products for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates are approved. We currently have limited manufacturing arrangements and expect that each of our product candidates will only be covered by single source suppliers for the foreseeable future. This reliance increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contractor manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product candidates. We do not control the manufacturing activities of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations.

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. In addition, certain of our product candidates and our own proprietary methods have never been produced or implemented outside of our company, and we may therefore experience delays to our development programs if and when we attempt to establish new third party manufacturing arrangements for these product candidates or methods. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
Our or a third party’s failure to execute on our manufacturing requirements, do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of our product candidates under development;

•	delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;

•	loss of the cooperation of future collaborators;

•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;

•	requirements to cease development or to recall batches of our product candidates; and

•	in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product or any other future product candidates.
Our efforts to prosecute and protect our intellectual property may not be successful.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of December 31, 2018, we owned or controlled approximately 1,100 issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our intellectual property rights, as of December 31, 2018, have terms that expire between 2019 and 2039. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals manufacturing and complex chemistry markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.
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
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our biocatalysis business, our spending to develop and commercialize new and existing products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including opportunities in the fine chemicals markets, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
If we are unable to comply with the terms of our credit facility, our business and financial condition would be materially and adversely affected.
On June 30, 2017 we entered into a credit facility ("Credit Facility") financing arrangement secured by a lien on substantially all of our personal property other than our intellectual property. Although we have made no loans or draws under the Credit Facility as of December 31, 2018, the Credit Facility includes affirmative and negative covenants including, among others, covenants requiring us to achieve consolidated product revenues at minimum levels and restricting our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens and sell assets. The Credit Facility also includes events of default including, among other things, our failure to pay any amounts due under the Credit Facility, a breach of covenants under the Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000 and a final judgment against us in an amount greater than $250,000. If an event of default occurs, it could cause our obligations to become immediately due and payable and our lender would be entitled to foreclose against the collateral securing the indebtedness, including our cash. If our indebtedness were to be accelerated, we may be unable to repay such debt and, therefore, such acceleration could materially and adversely affect our business and financial condition. For more information regarding our compliance with our financial covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our total assets reflect goodwill of $3.2 million and other long-lived assets of $5.8 million as of December 31, 2018. Under accounting principles generally accepted in the United States (“GAAP”), we review goodwill for impairment on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review our long lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances (i.e., information that indicates an impairment might exist) could include: a significant decrease in the market price of our common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in our industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life. We tested goodwill for impairment as of December 31, 2018. Based on our analysis, we determined that the fair value of goodwill at the reporting unit level exceeded their carrying value and that no impairment was necessary as of December 31, 2018. Nevertheless, we may experience additional events or changes in circumstances in the future that we determine to be indicators of impairment and that may in turn require us to undertake impairment analysis in future periods. Depending on the circumstances and judgments made at such future time, the outcome of the analysis may require us to recognize impairment.
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
Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. In particular, in order to be able to comply with the requirements of the revenue recognition standard under Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers (Topic 606) and related amendments (“ASC 606”), we have updated and enhanced our internal accounting processes and our internal controls over financial reporting. This has required, and will continue to require, additional investments by us, and may require incremental resources that could increase our operating costs in future periods. Further, the timing of recognition for our product sales under certain license and supply agreements and research and development revenues, on or after January 1, 2018, have been changed as a result of ASC 606.
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

We have identified material weaknesses and other control deficiencies in the past, and while the material weaknesses have since been remediated, we cannot assure you that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If other deficiencies are discovered in the future, our ability to accurately report our financial position, results of operations or cash flows on timely basis could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our consolidated financial statements, a decline in our stock price, suspension or delisting of our common stock by the Nasdaq Stock Market, or other material adverse effects on our business, reputation, results of operations, financial condition or liquidity.
We are dependent on information technology systems, infrastructure and data, and any failure of these systems could harm our business. Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.
Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency, and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process, and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast, and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows, and the timeliness with which we report our internal and external operating results.
Our business may require us to use and store customer, employee, and business partner personally identifiable information (“PII”). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords, or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” emails and phone calls attempting to induce them to divulge passwords and other sensitive information.
In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to employees and other individuals, our confidential or proprietary information or confidential information we hold on behalf of third parties. If the unauthorized persons successfully hack into or interfere with our connected products or services, they may create issues with product functionality that could pose a risk of loss of data. We have programs in place to detect, contain, and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur.
We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems.
While we devote significant resources to network security, data encryption, and other security measures to protect our systems and data, these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities could be significant. Our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service, and harm to our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of our products and services could decrease. We would also be exposed to a risk of loss or litigation and potential liability, which could have a material adverse impact on our business, financial condition, results of operations, or cash flows.
Our business is subject to complex and evolving laws and regulations regarding privacy, data protection and other matters relating to information collection.

There are numerous state, federal and foreign laws, regulations, decisions, and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of PII and other personal, customer, or other data, the scope of which is continually evolving and subject to differing interpretations. We may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.
Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business or our reputation with customers. For example, some countries have adopted laws mandating that some PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.
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
The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, such as Novozymes, as well as subsidiaries of larger CRO/CMOs, such as DSM, Cambrex Corporation and Almac Group Ltd. There is also competition in the customized and optimized enzyme area from several smaller companies, such as BRAIN AG, Arzeda, c-LEcta GmbH, Gingko Bioworks, Zymergen, and Evocatal GmbH.
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

There are numerous companies that participate in the biotherapeutics market generally and the PKU market specifically. Many of these companies are large, successful and well-capitalized. BioMarin Pharmaceutical Inc. (“BioMarin”) and Daiichi Sankyo Company market Kuvan® in the United States, Europe and Japan for the treatment of a certain type of PKU. In addition, BioMarin gained US FDA approval in 2018 and began commercial sales of PalynziqTM as an injectable enzyme substitution therapy for the potential treatment of PKU. Synlogic is developing SYNB1618 as a potential treatment for PKU, and in 2018, they completed a phase 1/2a clinical trial using SYNB1618. Takeda (who recently acquired Shire Plc), Genzyme / Sanofi S.A. and other companies market or are actively developing new enzyme therapeutics. There are numerous companies that are developing other forms of therapeutics, such as small molecules and gene therapies, which could compete with biotherapeutics.
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
The 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and significantly changed how the U.S. imposes income tax on multinational corporations. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a partially territorial system, and a one-time transition tax on the mandatory deemed repatriation of accumulated foreign earnings as of December 31, 2017. The U.S. Department of Treasury (“Treasury”) has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. The Tax Act requires complex computations not previously required under U.S. tax law. As of December 31, 2018, the application of accounting guidance for some of these items is still currently uncertain, as Treasury has yet to issue proposed or final regulations for many provisions of the Act. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, and as we perform additional analysis on the application of the law, our results may be different from our current amounts, which could materially affect our tax obligations and effective tax rate.

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
Based on the number of shares outstanding as of December 31, 2018, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 40% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of December 31, 2018, one stockholder beneficially owned approximately 12% of our common stock.
Our share price may be volatile which may cause the value of our common stock to decline and subject us to securities class action litigation.
The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	the position of our cash, cash equivalents and equity securities;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	announcements by us, our collaborators or our competitors of significant acquisitions or dispositions, strategic partnerships, joint ventures or capital commitments;

•	additions or losses of one or more significant pharmaceutical products;

•	announcements or developments regarding pharmaceutical products manufactured using our protein catalysts and intermediates;

•	the entry into, modification or termination of collaborative arrangements;

•	additions or losses of customers;

•	additions or departures of key management or scientific personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research reports by securities or industry analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patent litigation and our ability to obtain patent protection for our technologies;

•	contractual disputes or litigation with our partners, customers or suppliers;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	general market conditions in our industry; and

•	general economic and market conditions, including the recent financial crisis.
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
We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.
Our operating results and cash flows are subject to volatility due to fluctuations in foreign currency exchange rates. Our primary exposure to fluctuations in foreign currency exchange rates relates to cash denominated in currencies other than the U.S. dollar. The weakening of foreign currencies relative to the United States dollar adversely affects our foreign currency-denominated cash. In periods when the United States dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based cash decrease when translated into United States dollars. Conversely, the strengthening of foreign currencies relative to the United States dollar will generally be beneficial to our foreign currency-denominated cash when translated into United States dollars.
The effect of a 10% unfavorable change in exchange rates on foreign denominated receivables and cash as of December 31, 2018 would have had foreign exchange losses of approximately $0.1 million recognized as a component of other expense in our consolidated statement of operations.
We do not engage in foreign currency hedging transactions, and as a result, unfavorable movements in foreign currency exchange rates may have an adverse financial impact, which could materially adversely affect our financial condition or results of operations. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional discussion on the impact of foreign exchange risk.
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
Our lease (“Lease”) with Metropolitan Life Insurance Company (“MetLife”) includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the “Penobscot Space”), approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”), approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (“501 Chesapeake Space”), and approximately 29,900 square feet of space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). Through December 31, 2018, there have been seven amendments to the Lease. Through November 30, 2019, we will continue to sublease approximately 26,500 square feet of the Saginaw Space to a subtenant and we will continue to sublease approximately 13,000 square feet of the Penobscot Space to a different subtenant.
In January 2019, we entered into an Eighth Amendment to the Lease ( the “Eighth Amendment”) with MetLife with respect to the Penobscot Space, the Building 2 Space and the 501 Chesapeake Space to extend the term of the Lease for additional periods. Pursuant to the Eighth Amendment, the term of the lease of the Penobscot Space and the Building 2 Space has been extended through May 2027. The lease term for 501 Chesapeake Space has been extended to May 2029. We have two consecutive options to extend the term of the lease for the Penobscot Space, the Building 2 Space and 501 Chesapeake Space for an additional period of five years per option. Our lease on the Saginaw Space will expire on January 30, 2020.
We believe that the facilities that we currently lease in California are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any material pending litigation or other material legal proceedings.
In February 2018, we and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, "EnzymeWorks"), Junhua Tao, and Andrew Tao reached a settlement concerning the lawsuit filed by us in February 2016 against EnzymeWorks, Junhua Tao, and Andrew Tao in the United States District Court for the Northern District of California. The parties have entered into a settlement agreement, the terms of which are confidential. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice. EnzymeWorks appealed the sanctions levied against them by Judge Orrick to the Federal Circuit and filed its opening brief on May 30, 2018.  On July 9, 2018, Codexis filed its response brief, and EnzymeWorks filed its reply on July 30, 2018. On February 8, 2019, the Federal Circuit panel of judges assigned to the case issued an opinion affirming the lower court’s ruling and remanding the case to the lower court on jurisdictional grounds to vacate the order to which the parties had earlier stipulated.

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

Fiscal 2018	High	Low
First Quarter	$13.60	$7.95
Second Quarter	16.80	9.30
Third Quarter	19.60	12.85
Fourth Quarter	23.05	14.05

Fiscal 2017	High	Low
First Quarter	$5.29	$3.60
Second Quarter	5.45	3.95
Third Quarter	6.70	4.80
Fourth Quarter	8.55	5.70
As of February 22, 2019, there were approximately 132 stockholders of record. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Stock Price Performance Graph
The following tabular information and graph compare our total common stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period December 31, 2013 through December 31, 2018. The figures represented below assume an investment of $100 in our common stock at the closing price on December 31, 2013 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2013 and the reinvestment of dividends into shares of common stock. The comparisons in the table and graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. The tabular information and graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

		December 31,
$100 investment in stock or index	Ticker	2013	2014	2015	2016	2017	2018
Codexis, Inc.	CDXS	$100.00	$180.00	$302.14	$328.57	$596.43	$1,192.86
Nasdaq Composite Total Return	XCMP	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30
Nasdaq Biotechnology (Total Return) Index	XNBI	$100.00	$136.28	$152.32	$119.80	$145.71	$132.80

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
We derived the consolidated statements of operations data for the fiscal years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended December 31, 2015 and 2014 and the consolidated balance sheets data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this filing. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(1)
	(In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$25,590	$26,685	$15,321	$11,376	$13,064
Research and development revenue	35,004	23,339	33,516	30,428	22,243
Total revenues	60,594	50,024	48,837	41,804	35,307
Costs and operating expenses:
Cost of product revenue	12,620	14,327	9,753	6,586	9,726
Research and development	29,978	29,659	22,229	20,673	22,755
Selling, general and administrative	29,291	29,008	25,419	22,315	21,937
Total costs and operating expenses	71,889	72,994	57,401	49,574	54,418
Loss from operations	(11,295)	(22,970)	(8,564)	(7,770)	(19,111)
Interest income	671	147	60	19	18
Other expenses, net	(291)	(92)	(94)	(168)	(234)
Loss before income taxes	(10,915)	(22,915)	(8,598)	(7,919)	(19,327)
Provision for (benefit from) income taxes	(37)	81	(40)	(338)	(256)
Net loss	$(10,878)	$(22,996)	$(8,558)	$(7,581)	$(19,071)
Net loss per share, basic and diluted	$(0.21)	$(0.50)	$(0.21)	$(0.19)	$(0.50)
Weighted average common shares used in computing net loss per share, basic and diluted	52,205	46,228	40,629	39,438	38,209

(1) Financial results for year ended December 31, 2018, as compared to the years ended December 31, 2017, 2016, 2015, and 2014 reflect the effects of adopting ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the related amendments (ASC 606), which provided a new basis of accounting for our revenue arrangements during fiscal year 2018. The adoption of ASC 606 limits the comparability of revenue and certain expenses, including revenues and costs and operating expenses, presented in the results of operations for the year ended December 31, 2018 when compared to the years ended December 31, 2017, 2016, 2015, and 2014. For additional information regarding the impact from adoption of this accounting standard, see Note 3, “Revenue Recognition” to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

	December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data:	(In Thousands)
Cash, cash equivalents and restricted cash	$54,485	$32,776	$20,864	$24,060	$27,198
Working capital	50,085	20,087	14,860	17,998	19,272
Total assets	79,283	53,625	35,648	44,647	48,122
Total liabilities	22,977	29,078	16,549	21,768	21,811
Total stockholders’ equity	56,306	24,547	19,099	22,879	26,311

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
Our approach to developing commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates - many thousands for each protein engineering project - are then rapidly screened and validated in high throughput screening under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
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
We have also begun using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the "Nestlé Agreement") with Nestec Ltd. ("Nestlé Health Science"), to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details.
In April 2018, we entered into a strategic agreement (the "Porton Agreement") with Porton Pharma Solutions, Ltd. ("Porton") to license key elements of our platform technology to Porton’s global custom intermediate and active pharmaceutical ingredients ("API") development and manufacturing business. This gives us access to a wide variety of small and medium-sized pharmaceutical customers.
We are also using our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. Our first enzyme is a ligase which we began marketing to customers in 2018.
Business Segments
We manage our business as two business segments: Performance Enzymes and Novel Biotherapeutics. See Note 15, "Segment, Geographical and Other Revenue Information" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Performance Enzymes
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, and to date this continues to be our largest market served. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also used the technology to develop customized enzymes for use in other industrial markets. These markets consist of several large industrial verticals, including food and food ingredients, animal feed, flavors, fragrances, and agricultural chemicals. We also use our technology to develop enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications. In April 2018, we entered into the Porton Agreement related to our strategic collaboration with Porton to license key elements of our world-leading biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business.

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of hyperphenylalaninemia (“HPA”) (also referred to as PKU) in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, Nestlé Health Science is obligated to pay us $3.0 million within 60 days after exercise of the option. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details.

We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.
For further description of our business segments, see Note 15, "Segment, Geographical and Other Revenue Information," in the Notes to Condensed Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Results of Operations Overview
On January 1, 2018, we adopted Accounting Standards Update, or ASU, 2014-09 “Revenue from Contracts with Customers (Topic 606)” and the related amendments (“ASC 606”). Under the modified retrospective method, we applied the new standard to contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASU 2009-13 “Revenue Recognition”(Topic 605)”. The adoption of ASC 606 limits the comparability of revenue and certain expenses, including revenues and costs and operating expenses, presented in the results of operations for the year ended December 31, 2018 when compared to the years ended December 31, 2017 and 2016. For additional information regarding the adoption of this accounting standard, see Note 2, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Revenues were $60.6 million in 2018, a 21% increase from $50.0 million in 2017. Product revenue, which consists primarily of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits, was $25.6 million in 2018, a decrease of 4% compared with $26.7 million in 2017. The decrease in product revenue is primarily due to variability in our customers’ manufacturing schedules.
Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $35.0 million in 2018, an increase of 50%, compared with $23.3 million in 2017. The increase is primarily due to revenues from our collaborative arrangements with Nestlé Health Science for the development of CDX-6114 and development of novel enzymes for Nestlé Health Science under our Strategic Collaboration Agreement, research and development revenue from Tate & Lyle and Merck, and recognition of a license fee and technology transfer from Porton.
Our products’ profitability is affected by many factors including the margin of profit on products we sell. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data is used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis. Product gross margins increased to 51% in 2018, compared to 46% in 2017 due to improved sales mix.
Research and development expenses were $30.0 million in 2018, an increase of 1% from $29.7 million in 2017. The increase was primarily due to an increase in costs associated with higher headcount, higher allocable expenses, increases in lab supplies and stock compensation expense and were partially offset by a decrease in outside services which were mostly related to prior year development costs for project CDX-6114.
Selling, general and administrative expenses were $29.3 million in 2018, an increase of 1% compared to $29.0 million in 2017. The increase was primarily due to increases in costs associated with higher headcount, consulting and outside services, accounting fees, recruiting fees, and stock compensation expenses which were partially offset by a reduction in legal expenses related to 2017 activities and allocable expenses.
Net loss was $10.9 million, or a net loss of $0.21 per share, in 2018 compared to a net loss of $23.0 million, or a net loss of $0.50 per share, in 2017. The decreases in net loss and net loss per share are primarily attributable to a net increase in revenue and reductions in product costs. The net increase in revenue is primarily attributed to research and development revenue from Nestlé Health Science and Tate & Lyle partially offset by a decrease in product revenue. The reduction in product costs reflected the sale of higher gross margin products.
Cash and cash equivalents increased to $53.0 million as of December 31, 2018 compared to $31.2 million as of December 31, 2017. In addition, net cash used in operations was $14.1 million in 2018, as compared to net cash used in operations of $8.8 million in 2017. We believe that based on our current level of operations, our existing cash, cash equivalents, and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. We may draw on the Term Debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. As of December 31, 2018, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 13, "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues increased by $4.7 million, or 11%, to $47.1 million in 2018, compared to 2017. The increase in revenues was due primarily to an increase in research and development revenue from Tate & Lyle and Novartis, and the recognition of a license fee and technology transfer from Porton. These increases were partially offset by a decrease in product revenue due to the variability in our customers’ manufacturing schedules.
Product gross margins were 51% in 2018, compared to 46% in the corresponding period in 2017. The increase in product gross margins was primarily due an increase in sales of higher margin products combined with a decrease in sales of lower margin products over the prior fiscal period.
Research and development expense increased $2.1 million, or 12%, to $18.9 million in 2018, compared to 2017, due primarily to an increase in costs associated with higher headcount, an increase in lab supplies and stock compensation expenses and an increase related to activities under the Tate and Lyle and Novartis collaboration agreements.
Selling, general and administrative expense increased by $0.2 million, or 2%, to $7.5 million in 2018, compared to the year of 2017, due primarily to an increase in costs associated with higher headcount.
Novel Biotherapeutics
Research and development revenue in 2018 was $13.5 million. Revenues in the Novel Biotherapeutics segment are derived entirely from research and development revenue relating to the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science. In 2017, we signed a global development, option and license agreement with Nestlé Health Science and, thus, we had no revenues in the Novel Biotherapeutics segment prior to 2017.
Research and development expense decreased $1.9 million, or 16%, to $10.2 million in 2018, compared to 2017, due primarily to activities related to the development of our CDX-6114 in the prior year.
Selling, general and administrative expense was $0.8 million in 2018, compared to zero in 2017. This consisted of the allocated employee costs related to the development of our CDX-6114 product candidate and other product candidates in our Novel Biotherapeutics pipeline. De minimis selling, general and administrative expense incurred in 2017 were not allocated to the biotherapeutics segment.
Below is an overview of our collaborative arrangements:
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
We received an upfront fee upon the execution of the agreement in July 2014 and milestone payments in each of the years from 2014 through April 2016. We completed the transfer of the CodeEvolver® protein engineering platform technology to GSK in April 2016 and all revenues relating to the technology transfer have been recognized as of April 2016. We have the potential to receive additional cumulative contingent payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology. We are also eligible to receive royalties based on net sales of GSK’s sales of licensed enzyme products that are currently not being recognized.

Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the "Merck CodeEvolver® Agreement") with Merck, Sharp & Dohme ("Merck") which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $4.1 million, $3.6 million, and $3.0 million in 2018, 2017 and 2016, respectively, for various research projects under our collaborative arrangement.
We have the potential to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform. The API payments, which are currently not recognized as revenue, are based on quantity of API developed and manufactured by Merck and will be recognized as usage-based royalties. In February 2019, we have signed a new agreement with Merck to install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and will maintain those upgrades for a multi-year term.
In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we amended certain licensing provisions and one exhibit. In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we will install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term.
Global Development, Option and License Agreement and Strategic Collaboration Agreement
In October 2017, we entered into the Nestlé Agreement with Nestlé Health Science and, solely for the purpose of the integration and the dispute resolution clauses of the Agreement, Nestlé Health Science S.A., to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU.
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement and a $4.0 million milestone payment 60 days after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of PKU. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018. The upfront payment and the variable consideration relating to the progress payment of $4.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $9.9 million in 2018 as research and development revenue and $7.2 million in 2017. We had deferred revenue under this agreement of $1.9 million at December 31, 2018 and $6.8 million at December 31, 2017.
In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, Nestlé Health Science is obligated to pay us $3.0 million within 60 days after exercise of the option. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details.
We are also eligible to receive payments from Nestlé Health Science under the Nestlé Agreement that include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $3.6 million and $0.5 million in 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had deferred revenue of $0.8 million and $1.1 million, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement. As of December 31, 2018, we completed the technical transfer and we recognized revenue of $2.8 million in 2018 as research and development revenue. Revenue relating to the functional license provided to Porton was recognized at a point in time when control of the license transferred and technology transfer to the customer. We have the potential to receive performance payments based on products produced by Porton using our company’s technology under the license agreement.

Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Financial results for the year ended December 31, 2018, as compared to the year ended December 31, 2017, reflect the effects of adopting ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and the related amendments (“ASC 606”), which provided a new basis of accounting for our revenue arrangements during fiscal 2018.
The adoption of ASC 606 limits the comparability of revenue and certain expenses, including revenues and costs and operating expenses, presented in the results of operations for the year ended December 31, 2018 when compared to the year ended December 31, 2017. For additional information regarding the impact from adoption of this accounting standard, see Note 3, “Revenue Recognition” to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,			% of Total Revenues
	2018	2017	2016	2018	2017	2016
Revenues:
Product revenue	$25,590	$26,685	$15,321	42%	53%	31%
Research and development revenue	35,004	23,339	33,516	58%	47%	69%
Total revenues	60,594	50,024	48,837	100%	100%	100%
Costs and operating expenses:
Cost of product revenue	12,620	14,327	9,753	21%	29%	20%
Research and development	29,978	29,659	22,229	50%	59%	46%
Selling, general and administrative	29,291	29,008	25,419	48%	58%	52%
Total costs and operating expenses	71,889	72,994	57,401	119%	146%	118%
Loss from operations	(11,295)	(22,970)	(8,564)	(19)%	(46)%	(18)%
Interest income	671	147	60	1%	—%	—%
Other expense, net	(291)	(92)	(94)	—%	—%	—%
Loss before income taxes	(10,915)	(22,915)	(8,598)	(18)%	(46)%	(18)%
Provision for (benefit from) income taxes	(37)	81	(40)	—%	—%	—%
Net loss	$(10,878)	$(22,996)	$(8,558)	(18)%	(46)%	(18)%

Revenues
Our revenues are comprised of product revenue and research and development revenue as follows:

•	Product revenue consist of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits.

•
Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees, and revenue sharing arrangement based upon sales of licensed products by our former revenue sharing partner, Exela PharmSci, Inc. (“Exela”) in 2017 and 2016.

Revenues is as follows (in thousands, except percentages):

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	$	%	$	%
Product revenue	$25,590	$26,685	$15,321	$(1,095)	(4)%	$11,364	74%
Research and development revenue	35,004	23,339	33,516	11,665	50%	(10,177)	(30)%
Total revenues	$60,594	$50,024	$48,837	$10,570	21%	$1,187	2%
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
We accept purchase orders for deliveries covering periods from one day up to approximately one year from the date on which the order is placed. However, a majority of the purchase orders can be revised or cancelled by the customer without penalty. Considering these industry practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful information that can be relied on to predict actual sales for future periods.
2018 compared to 2017
Total revenues increased by $10.6 million in 2018 to $60.6 million, as compared to 2017. The increase was driven by growth in research and development revenue of $11.7 million or 50%, partially offset by a decrease of $1.1 million in product revenue.
Product revenue, which consist primarily of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits, were $25.6 million in 2018, a decrease of 4% compared with $26.7 million in 2017. The decrease was primarily due to variability in our customers’ manufacturing schedules.
Research and development revenue increased by $11.7 million in 2018 to $35.0 million, as compared to 2017, primarily due to revenues from our arrangements with Nestlé Health Science for the development of CDX-6114 and development of novel enzymes for Nestlé Health Science under our Strategic Collaboration Agreement, research and development revenue from Tate & Lyle, Merck and Novartis, and on the recognition of a functional license fee and technology transfer from Porton.
2017 compared to 2016
Total revenues increased by $1.2 million in 2017 to $50.0 million, as compared to 2016. The increase was driven by an increase in product revenue of $11.4 million or 74%, offset by a decrease of $10.2 million in research and development revenue.
Product revenue, which consist primarily of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits, were $26.7 million in 2017, an increase of 74% compared with $15.3 million in 2016. The increase was primarily due to higher customer demand in 2017 as compared to 2016, in particular higher sales of enzymes to the existing 2016 customer base.
Research and development revenue decreased by $10.2 million in 2017 to $23.3 million, as compared to 2016. The revenue decrease in 2017 was primarily due to the absence of $22.5 million of non-recurring revenues from the technology transfer of our proprietary CodeEvolver® protein engineering platform technology to Merck and GSK in 2016, which was comprised of a milestone payment of $8.0 million from Merck, a milestone payment of $7.5 million from GSK and $7.0 million in recognition of license fees under both agreements. The revenue decrease in 2017 was partially offset by revenues of $13.1 million for research services under our agreements with Nestlé Health Sciences, Tate & Lyle, Novartis, and revenue sharing arrangement revenues from Exela.

Cost and Operating Expenses (in thousands, except percentages):

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	$	%	$	%
Cost of product revenue	$12,620	$14,327	$9,753	$(1,707)	(12)%	$4,574	47%
Research and development	29,978	29,659	22,229	319	1%	7,430	33%
Selling, general and administrative	29,291	29,008	25,419	283	1%	3,589	14%
Total costs and operating expenses	$71,889	$72,994	$57,401	$(1,105)	(2)%	$15,593	27%
Cost of Product Revenue and Product Gross Margin
Our revenues from product revenue are derived entirely from our Performance Enzymes segment. Revenues from the Novel Biotherapeutics segment are from collaborative research and development activities and not from product revenue.
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our consolidated statements of operations for the years ended (in thousands, except percentages):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2018	2017	$	%	2017	2016	$	%
Product revenue	$25,590	$26,685	$(1,095)	(4)%	$26,685	$15,321	$11,364	74%
Cost of product revenue (1)	12,620	14,327	(1,707)	(12)%	14,327	9,753	4,574	47%
Product gross profit	$12,970	$12,358	$612	5%	$12,358	$5,568	$6,790	122%
Product gross margin (%) (2)	51%	46%			46%	36%
(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
2018 compared to 2017
Cost of product revenue decreased by $1.7 million in 2018 to $12.6 million, as compared to 2017. The decrease was primarily due to a reduction in costs associated with a reduction in product revenue. Product gross margin increased to 51% in 2018 as compared to 46% in 2017 due to the change in sales mix as we had an increase in sales of higher margin products in 2018 compared to 2017.
2017 compared to 2016
Cost of product revenue increased by $4.6 million in 2017 to $14.3 million, as compared to 2016. The increase was primarily due to higher product revenue from increased customer demand. Product gross margin increased to 46% in 2017 as compared to 36% in 2016 due to improved sales mix.
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
2018 compared to 2017
Research and development expenses were $30.0 million in 2018 compared to $29.7 million in 2017, an increase of $0.3 million or 1%. The increase was primarily due to $1.9 million in costs associated with higher headcount, $1.1 million in higher allocable expenses which include occupancy-related costs and supplies, and increases of $0.7 million in lab supplies, $0.6 million in stock compensation expenses, and $1.0 million increase in repairs and maintenance costs, outside consultants and travel costs. These increases were partially offset by a decrease of $4.9 million in outside services which were mostly related to prior year development costs for project CDX-6114.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), hiring and training costs, consulting and outside services expenses (including audit and legal counsel related costs), marketing costs, building lease costs, and depreciation expenses.
2018 compared to 2017
Selling, general and administrative expenses were $29.3 million in 2018 compared to $29.0 million in 2017, an increase of $0.3 million or 1%. The increase was primarily due to increases of $1.2 million in salaries and personnel costs associated with higher headcount, $1.0 million in consulting and outside services, $0.4 million in recruiting fees, $0.3 million in accounting fees and $0.2 million in stock compensation expense which were partially offset by a decrease of $1.1 million in allocable expenses and $1.8 million in legal expenses related to 2017 activities.
2017 compared to 2016
Selling, general and administrative expenses were $29.0 million in 2017 compared to $25.4 million in 2016, an increase of $3.6 million or 14%. The increase was primarily due to an increase of $1.9 million in costs associated with higher headcount, including stock-based compensation costs, an increase of $1.2 million in legal expenses relating to intellectual property and higher consulting fees, partially offset by lower depreciation expense.
Other Income (Expense), net (in thousands, except percentages):

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	$	%	$	%
Interest income	$671	$147	$60	$524	356%	$87	145%
Other expense, net	(291)	(92)	(94)	199	216%	(2)	(2)%
Total other income (expense), net	$380	$55	$(34)	$325	591%	$89	262%
Interest Income
Interest income increased by $0.5 million in 2018 compared to 2017, and increased by $87 thousand in 2017 compared to 2016. The changes were primarily due to higher interest rates on higher levels of cash, cash equivalents and short-term investment portfolio balances.
Other Expense
Other expense increased by $0.2 million in 2018 compared to 2017 primarily due to an unrealized loss of $83 thousand related to our investment in CO2 Solutions and expenses due to fluctuations in foreign currency. Other expense decreased by $2 thousand in 2017 compared to 2016, primarily due to fluctuations in foreign currency.
Provision for (benefit from) Income Taxes (in thousands, except percentages):

				Change
	Year Ended December 31,			2018		2017
	2018	2017	2016	$	%	$	%
Provision for (benefit from) income taxes	$(37)	$81	$(40)	$118	146%	$(121)	(303)%
The benefit from income taxes for 2018 is primarily related to a net loss from our foreign operations and a reduction in the deferred tax liability for accrued future withholding taxes on dividends. The provision for income taxes in 2017 is primarily related to taxes on foreign earnings and an increase in the deferred tax liability for accrued future withholding taxes on dividends. The benefit from income taxes for 2016 is primarily related to a reduction in the deferred tax liability for accrued future withholding taxes on dividends. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Net Loss
Net loss for 2018 was $10.9 million, or a net loss per basic and diluted share of $0.21. This compares to a net loss of $23.0 million, or a net loss per basic and diluted share of $0.50 for 2017. The decreases in net loss is primarily attributable a net increase in revenue and reductions in product costs. The net increase in revenue is primarily attributed to research and development revenue from Nestlé Health Science and Tate & Lyle partially offset by a decrease in product revenue due to variability in our customers’ manufacturing schedules. The reduction in product costs reflected the sale of higher gross margins products partially offset by lower costs associated with the reduction in product revenue.
The increase in net loss for 2017 over a net loss of $8.6 million, or a net loss per basic and diluted share of $0.21, for 2016 is primarily related to a decrease in research and development revenues and an increase in research and development expenses which were partially offset by an increase in product revenue.
Results of Operations by Segment (in thousands, except percentages)
Revenues by segment

	Year Ended December 31, 2018			Year Ended December 31, 2017			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Revenues:
Product revenue	$25,590	$—	$25,590	$26,685	$—	$26,685	$(1,095)	(4)%	$—	—%
Research and development revenue	21,483	13,521	35,004	15,648	7,691	23,339	5,835	37%	5,830	76%
Total revenues	$47,073	$13,521	$60,594	$42,333	$7,691	$50,024	$4,740	11%	$5,830	76%

Revenues from the Performance Enzymes segment increased by $4.7 million, or 11%, to $47.1 million in 2018, compared to $42.3 million in 2017 primarily due to an increase in research and development revenue from Tate & Lyle, Merck and Novartis, and on the recognition of a functional license fee from Porton. This increase was partially offset by a decrease in product revenue primarily due to variability in our customers’ manufacturing schedules.
Revenues from the Novel Biotherapeutics segment increased by $5.8 million, or 76%, to $13.5 million in 2018, compared to $7.7 million in 2017. Revenues from the Novel Biotherapeutics segment are derived primarily from research and development revenue relating to the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science. Our dependence on revenues generated from Nestlé Health Science, if lost, would have a material adverse effect on the Novel Biotherapeutics segment.

Costs and operating expenses by segment

	Year Ended December 31, 2018			Year Ended December 31, 2017			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Cost of product revenue	$12,620	$—	$12,620	$14,327	$—	$14,327	$(1,707)	(12)%	$—	—%
Research and development(1)	18,924	10,185	29,109	16,847	12,107	28,954	2,077	12%	(1,922)	(16)%
Selling, general and administrative(1)	7,538	771	8,309	7,371	—	7,371	167	2%	771	100%
Total segment costs and operating expenses	$39,082	$10,956	50,038	$38,545	$12,107	50,652	$537	1%	$(1,151)	(10)%
Corporate costs			20,704			21,300
Depreciation			1,147			1,042
Total costs and operating expenses			$71,889			$72,994
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation.

For a discussion of product cost of revenue, see “Results of Operations”.
Research and development expense in the Performance Enzymes segment increased by $2.1 million, or 12%, to $18.9 million in 2018, compared to $16.8 million in 2017. The increase was primarily due to $2.2 million in associated with increased headcount, $0.6 million in lab supplies costs and $0.5 million in stock compensation expenses. These increases were partially offset by a decrease of $1.2 million in allocable expenses, which include occupancy-related costs, supplies, and depreciation expense.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.2 million, or 2%, to $7.5 million in 2018, compared to $7.4 million in 2017. The increase was primarily due to $0.8 million in higher costs associated with increased headcount, partially offset by a decrease of $0.4 million in lower allocable expenses and $0.2 million in lower stock compensation expense.
Research and development expense in the Novel Biotherapeutics segment decreased by $1.9 million, or 16%, to $10.2 million in 2018, compared to $12.1 million in 2017. The decrease was primarily due to $4.9 million in lower costs associated with a reduction in the outside research and development services used in the development of the CDX-6114 product candidate. The decrease was partially offset by a $2.3 million increase in allocable expenses, a $0.6 million increase in costs associated with higher headcount and a $0.1 million increase in stock compensation expense.
Selling, general and administrative expense in the Novel Biotherapeutics segment was $0.8 million in 2018 and primarily consisted of $0.5 million in allocable costs and $0.2 million in costs associated with headcount. Selling, general and administrative expense in the Novel Biotherapeutics segment was zero in 2017. De minimis selling, general and administrative expense incurred in 2017 were not allocated to the biotherapeutics segment.
Income (loss) from operations by segment

	Year Ended December 31, 2018			Year Ended December 31, 2017			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Income (loss) from operations	$7,991	$2,565	10,556	$3,788	$(4,416)	(628)	$4,203	111%	$6,981	158%

Income from operations in the Performance Enzymes segment increased $4.2 million, or 111%, to $8.0 million, in 2018, compared to $3.8 million in 2017. The increase in income from operations was primarily due to an increase in research and development revenue, a reduction in product costs associated with a decline in product revenue and a reduction in product costs associated with the sale of higher margin products. These were partially offset by a decrease in product revenues and an increase in research and development costs.
Income from operations in the Novel Biotherapeutics segment increased $7.0 million, or 158%, to $2.6 million in 2018 compared to in 2017. The increase in income from operation was primarily due to $5.8 million in revenue from the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science, partially offset by lower costs associated with a reduction in the outside research and development services used in the CDX-6114 product candidate development.
Previously, we had only one business segment. As our biotherapeutics business has emerged as a significant opportunity for us, effective in 2018, we formed Novel Biotherapeutics as a new business segment. The Novel Biotherapeutics segment focuses on new opportunities in the pharmaceutical industry to discover or improve novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. The Performance Enzymes segment consists of the existing protein catalyst products and services with focus on pharmaceutical, food, molecular diagnostics, and other industrial markets. See Note 15, "Segment, Geographical and Other Revenue Information" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for information about revenues by geographic area, long-lived assets by geographic area, and revenues by major customers.

Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public offerings of our common stock. We also have the ability to borrow up to $15.0 million under our Credit Facility. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. The majority of our cash and cash equivalents are held in U.S. banks, and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
The following summarizes our cash and cash equivalents balance and working capital as of December 31, 2018, 2017 and 2016:

	December 31,
(In Thousands)	2018	2017	2016
Cash and cash equivalents	$53,039	$31,219	$19,240
Working capital	50,085	20,087	14,860
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
On December 9, 2016, we filed a registration statement on Form S-3 with the SEC, under which we may sell an aggregate of up to $80.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The SEC declared the registration statement effective on January 10, 2017. Subsequently, in April 2017, we completed an underwritten public offering of approximately 6.3 million shares of our common stock at an offering price of $4.00 per share. The net proceeds to us were approximately $23.8 million after deducting offering costs and the underwriting discounts and commissions. In April 2018, we completed an underwritten public offering of 4.3 million shares of our common stock at a public offering price of $9.25 per share resulting in net proceeds of approximately $37.3 million after deducting the underwriting discounts and commissions.
In June 2017, we entered into the Credit Facility, which consists of term debt for loans that allow us to borrow up to $10.0 million and a revolving credit facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. We may draw on the term debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. We may draw on the revolving line of credit at any time prior to the maturity date. On October 1, 2022, any loans for Term Debt mature and the Revolving Line of Credit terminates. No amounts were drawn down under the credit facility as of December 31, 2018. At December 31, 2018, we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 13 "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
In October 2017, we entered into the Nestlé Agreement with Nestlé Health Science. Pursuant to the Nestlé Agreement, Nestlé Health Science paid us an upfront cash payment of $14.0 million. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of PKU. The initiation of the trial triggered a $4.0 million milestone payment from Nestlé Health Science which was paid in September 2018. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, Nestlé Health Science is obligated to pay us $3.0 million within 60 days after exercise of the option. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
As of December 31, 2018, we had cash and cash equivalents of $53.0 million and $15.0 million available to borrow under our Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our Credit Facility. We may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
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
Cash Flows
The following is a summary of cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Net cash used in operating activities	$(14,094)	$(8,755)	$(1,860)
Net cash used in investing activities	(2,766)	(983)	(846)
Net cash provided by (used in) financing activities	38,569	21,650	(490)
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,709	$11,912	$(3,196)
Cash Flows from Operating Activities
Cash used in operating activities was $14.1 million in 2018, which resulted from a net loss of $10.9 million adjusted for non-cash depreciation of $1.1 million and stock-based compensation of $7.9 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included decreases in deferred revenue of $10.6 million primarily related to the Nestlé Agreement, and a combined increase in accounts receivable and unbilled receivables of $1.4 million.
Cash used in operating activities was $8.8 million in 2017, which resulted from a net loss of $23.0 million adjusted for non-cash depreciation of $1.0 million and stock-based compensation of $7.1 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included increases in deferred revenue of $11.0 million primarily related to the Nestlé Agreement, an increase in accounts receivable and unbilled accounts receivables of $5.7 million, and an increase in other accrued liabilities of $1.4 million, offset by lower accounts payable of $0.8 million due to the timing of payment of invoices.
Cash used in operating activities was $1.9 million in 2016, which resulted from a net loss of $8.6 million adjusted for non-cash depreciation and amortization of $4.5 million and stock-based compensation of $5.7 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included decreases in deferred revenue of $6.4 million primarily related to revenue recognition on the achievement of milestones from collaborative arrangements with Merck and GSK, partially offset by a decrease in accounts receivable of $1.4 million, and increases in accrued compensation of $1.0 million primarily due to higher payroll costs and higher accounts payable of $0.9 million due to the timing of payment of invoices.
Cash Flows from Investing Activities
Cash used in investing activities was $2.8 million in 2018 primarily due to the purchase of property and equipment. We expect our capital spending including replacement and upgrades of lab equipment and information technology equipment will be higher in 2019 as compared to 2018.
Cash used in investing activities was $1.0 million in 2017, primarily due to the purchase of property and equipment.

Cash used investing activities was $0.8 million in 2016, primarily due to the purchase of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities was $38.6 million in 2018, primarily due to net proceeds from our offering of common stock after deducting underwriting discounts and commission and related costs and proceeds from the exercises of employee stock options which were partially offset by the payment of taxes related to the net share settlement of equity awards.
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
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Capital lease obligations	$313	$252	$61	$—	$—
Operating leases obligations (1)	4,523	3,280	1,202	41	—
Total (2)	$4,836	$3,532	$1,263	$41	$—

(1)
Represents future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2018 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. Minimum payments have not been reduced by future minimum sublease rentals of $0.9 million to be received under non-cancellable subleases.

(2)	Excludes $0.7 million of uncertain tax liabilities for which we cannot make a reasonably reliable estimate of the period of cash settlement.

In February 2019, we entered into the eighth lease amendment ("Eighth Amendment") with MetLife for our buildings to extend the lease term to another 88 months except for building 101. The various terms for the remaining spaces under the Eighth Amendment have expiration dates that range from May 2027 to May 2029. See Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for additional information. Future minimum lease payments under the Eighth Amendment are as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases obligations	$32,865	$—	$5,812	$8,833	$18,220

Other Commitments
We have other commitments related to supply and service arrangements entered into in the normal course of business. For additional information about other commitments, see Note 13 "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. Future minimum payments reflect amounts those obligations are expected to have on our liquidity and cash flows in future period and include obligations subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December, 2022	April 2016	$1,458
Service agreement for stability study	July 2017	331
Service agreement for clinical trial	December 2017	1,258
Total other commitments		$3,047
Credit Facility
In June 2017, we entered into a credit facility (“Credit Facility”) consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At December 31, 2018, we have not drawn from the Credit Facility. We may draw on the Revolving Line of Credit at any time prior to the September 30, 2019 maturity date. On October 1, 2022, loans drawn under the Term Debt mature and the Revolving Line of Credit terminates. Loans made under the Term Debt bear interest through maturity at a variable rate based upon the LIBOR rate plus 3.6%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenues levels and maintaining certain minimum cash levels with the lender. The Credit Facility’s financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At December 31, 2018, we were in compliance with the covenants for the Credit Facility.
For additional information about our credit facility, see Note 13 "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
Revenue Recognition
Policy from January 1, 2018
On January 1, 2018, we adopted the provisions of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)” and the related amendments (“ASC 606”). The guidance provides a unified model to determine how revenue is recognized.
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
The majority of our collaborative contracts contain multiple revenue streams such as up-front and/or annual license fees, fees for full time employee ("FTE") research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage, among others. We determine the stand-alone selling price ("SSP") and allocate consideration to distinct performance obligations. Typically, we base our SSPs on our historical sales. If an SSP is not directly observable, then we estimate the SSP taking into consideration market conditions, forecasted sales, entity-specific factors and available information about the customer. We estimate the SSP for license rights by using a discounted cash flow method which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
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
Research and Development Revenues
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
Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. Under ASC 606, we must first determine whether the license is distinct from other promises, such as our promise to perform research and development services. If we determine that the customer cannot benefit from the license without our services, the license will be accounted for as combined with the other performance obligations. If we determine that a license is distinct, we would recognize an allocable portion of the transaction price when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using a discounted cash flow method which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
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
Our CodeEvolver® platform technology transfer collaboration agreements typically include license fees, upfront fees, and variable consideration in the form of milestone payments, and sales or usage-based royalties. We have recognized revenues from our platform technology transfer agreements over time.
We also have an agreement under which we have granted a functional license to some elements of our biocatalyst technology. We will recognize revenues for the functional license at a point in time when the control of the license transfers to the customer.
For agreements that include sales or usage-based royalty payments to us for which the license is the predominant item to which the royalty relates, we do not recognize revenue until the underlying sales of the product or usage has occurred. At the end of each reporting period, we estimate the royalty amount. We recognize revenue at the later of (i) when the related sale of the product occurs, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied.
We recognized revenues from a revenue sharing arrangement based upon sales of licensed products by our revenue sharing partner Exela PharmSci, Inc. (“Exela”) see Note 14 “Related Party Transactions” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. We recognized revenues net of product and selling costs upon notification from our revenue sharing partner of our portion of net profit based on the contractual percentage from the sale of licensed product. The revenue sharing arrangement was terminated in December 2017.
Policy before January 1, 2018
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
Restricted Stock Units ("RSUs") and Restricted Stock Awards ("RSAs") are measured based on the fair market values of the underlying stock on the dates of grant. Performance based options ("PBOs") and performance-contingent restricted stock units ("PSUs") are measured using Black-Scholes-Merton option pricing model. The vesting of PBOs and PSUs awarded is conditioned upon the attainment of one or more performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to the PBOs and PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
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
Impairment of Long-Lived Assets
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
No impairment charges for long-lived assets were recorded during the year ended December 31, 2018, 2017 and 2016.

Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment considering amongst other things, whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. In the first quarter of 2018, we determined that we operate in two segments and accordingly we re-evaluated our assessment of the number of reporting units. We concluded that we have two reporting units that reflect our operating segments and accordingly, we tested goodwill for impairment at the reporting unit level. Historically, assets are jointly used by the segments, are not separable, and are not identified by reporting unit. In order to assign the amount of goodwill to the two reporting units, we used a relative fair value allocation methodology that primarily relied on our estimates of revenue and future earnings for each reporting units. Using the relative fair value allocation methodology, we have determined that approximately 76% of goodwill is allocated to the Performance Enzymes segment and 24% is allocated to the Novel Biotherapeutics segment. As a result of the calculation, $2.4 million of the goodwill was assigned to the Performance Enzymes segment and $0.8 million was assigned to the Novel Biotherapeutics segment. There were no changes in the amount of goodwill assigned to each reporting unit at the end of the year. During 2018, 2017 and 2016, we did not record impairment charges related to goodwill.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31, 2018, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss (“NOL”) carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we should experience such a change of ownership, utilization of our federal and state NOL carryforwards could be limited. We performed an analysis in 2018 and determined that there was not a limitation that would result in the expiration of carryforwards before they are utilized.
The adoption of ASC 606 primarily resulted in less cumulative revenue recognized as of January 1, 2018, which in turn generated an increase in net deferred tax assets. As we fully reserve our net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding increase to the valuation allowance.

We maintain a full valuation allowance against net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
Changes to Tax Law

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (vii) creating a tax on global intangible low-taxed income (“GILTI”) of foreign subsidiaries; (viii) creating a new limitation on deductible interest expense; (ix) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (x) modifying the officer’s compensation limitation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. In 2018, we completed its accounting for the Tax Act. The income tax effects of the Tax Act for which the accounting is now completed include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have completed our accounting for the income tax effects under the Tax Act that are relevant to us and required to be recorded and disclosed pursuant to FASB ASC 740, Income Taxes. Accordingly, any and all provisional amounts previously recorded in accordance with SEC Staff Accounting Bulletin No. 118 have been adjusted to reflect their final amounts.

Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we remeasured our deferred tax assets and liabilities, and offsetting valuation allowance in 2017. There was no impact to tax expense as the remeasurement of net deferred tax assets was completely offset by a corresponding change in valuation allowance. The reduction to U.S. deferred tax assets and the offsetting valuation allowance was $34.1 million.

Beginning in 2018, the GILTI provisions in the Tax Act require us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Per guidance issued by the FASB, companies can either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both are acceptable methods subject to an accounting policy election. At December 31, 2018, we finalized our policy and have elected to use the period cost method for GILTI. In 2018, we did not incur any GILTI inclusion as our foreign subsidiaries generated losses.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum base erosion anti-abuse tax if greater than regular tax. In 2018, our company was not subject to BEAT as it did not meet the requirements to be subject to BEAT.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $53.0 million at December 31, 2018. These amounts were invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates fell by 10% in 2018, our results of operations and cash flows would not be materially affected.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the United States dollar may affect the price competitiveness of our products outside the United States. The effect of a 10% unfavorable change in exchange rates on foreign denominated receivables and cash as of December 31, 2018 would have had foreign exchange losses of approximately $0.1 million recognized as a component of other expense in our consolidated statement of operations. We did not engage in hedging transactions in 2018, 2017 and 2016.
Equity Price Risk
As described further in Note 6 to the Consolidated Financial Statements, we have an investment in common shares of CO2 Solutions Inc., a company based in Quebec, Canada (“CO2 Solutions”), whose shares are publicly traded in Canada on the TSX Venture Exchange. As of December 31, 2018, the fair value of our investment in CO2 Solutions’ common stock was $0.6 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions’ common shares and changes in the exchange rates between the United States dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solutions’ common shares as of December 31, 2018 would have been a loss of approximately $0.1 million, recognized as a component of other expense in our consolidated statements of operations. The effect of a 10% unfavorable change in the exchange rates between the United States dollar and the Canadian dollar as of December 31, 2018 would have been a loss of approximately $0.1 million, recognized as a component of other expense in our consolidated statements of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Codexis, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Codexis, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principle
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has changed its accounting method for recognizing revenue from contracts with customers in fiscal year 2018 due to the adoption of Topic 606: Revenue from Contracts with Customers.
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
March 1, 2019

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on Internal Control over Financial Reporting
We have audited Codexis, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes, and our report dated March 1, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, LLP
San Jose, California
March 1, 2019

Codexis, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$53,039	$31,219
Accounts receivable, net of allowances of $34 at December 31, 2018 and 2017	11,551	11,447
Unbilled receivables, current	1,916	353
Inventories	589	1,036
Prepaid expenses and other current assets	1,068	984
Contract assets	35	—
Total current assets	68,198	45,039
Restricted cash	1,446	1,557
Equity securities	588	671
Property and equipment, net	4,759	2,815
Goodwill	3,241	3,241
Other non-current assets	1,051	302
Total assets	$79,283	$53,625
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,050	$3,545
Accrued compensation	5,272	4,753
Other accrued liabilities	4,855	4,362
Deferred revenue	4,936	12,292
Total current liabilities	18,113	24,952
Deferred revenue, net of current portion	3,352	1,501
Lease incentive obligation, net of current portion	35	460
Capital lease obligation, net of current portion	61	302
Other long-term liabilities	1,416	1,863
Total liabilities	22,977	29,078

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 54,065 and 48,365 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	386,775	340,079
Accumulated other comprehensive loss	—	(472)
Accumulated deficit	(330,474)	(315,065)
Total stockholders’ equity	56,306	24,547
Total liabilities and stockholders’ equity	$79,283	$53,625

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product revenue	$25,590	$26,685	$15,321
Research and development revenue	35,004	23,339	33,516
Total revenues	60,594	50,024	48,837
Costs and operating expenses:
Cost of product revenue	12,620	14,327	9,753
Research and development	29,978	29,659	22,229
Selling, general and administrative	29,291	29,008	25,419
Total costs and operating expenses	71,889	72,994	57,401
Loss from operations	(11,295)	(22,970)	(8,564)
Interest income	671	147	60
Other expenses, net	(291)	(92)	(94)
Loss before income taxes	(10,915)	(22,915)	(8,598)
Provision for (benefit from) income taxes	(37)	81	(40)
Net loss	$(10,878)	$(22,996)	$(8,558)

Net loss per share, basic and diluted	$(0.21)	$(0.50)	$(0.21)
Weighted average common stock shares used in computing net loss per share, basic and diluted	52,205	46,228	40,629

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(10,878)	$(22,996)	$(8,558)
Other comprehensive loss:
Unrealized loss on equity securities, net of tax (1)	—	(472)	(405)
Other comprehensive loss	—	(472)	(405)
Total comprehensive loss	$(10,878)	$(23,468)	$(8,963)

(1) In 2018, we adopted Accounting Standards Update No. 2016-01 (Subtopic 825-10) and recorded a cumulative-effect reclassification $0.5 million unrealized loss on equity securities from other accumulated comprehensive loss to the beginning accumulated deficit. See Note 2 “Summary of Significant Accounting Policies” in the Accompanying Notes to the Consolidated Financial Statements for more information.

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2015	40,343	$4	$305,981	$405	$(283,511)	$22,879
Exercise of stock options	398	—	1,034	—	—	1,034
Release of stock awards	911	—	—	—	—	—
Employee stock-based compensation	—	—	5,673	—	—	5,673
Taxes paid related to net share settlement of equity awards	(397)	—	(1,524)	—	—	(1,524)
Total comprehensive loss	—	—	—	(405)	(8,558)	(8,963)
December 31, 2016	41,255	4	311,164	—	(292,069)	19,099
Exercise of stock options	86	—	266	—	—	266
Release of stock awards	1,096	—	—	—	—	—
Employee stock-based compensation	—	—	7,048	—	—	7,048
Non-employee stock-based compensation	—	—	43	—	—	43
Taxes paid related to net share settlement of equity awards	(397)	—	(1,670)	—	—	(1,670)
Issuance of common stock, net of issuance costs	6,325	1	23,228	—	—	23,229
Total comprehensive loss	—	—	—	(472)	(22,996)	(23,468)
December 31, 2017	48,365	5	340,079	(472)	(315,065)	24,547
Exercise of stock options	856	—	4,680	—	—	4,680
Release of stock awards	832	—	—	—	—	—
Employee stock-based compensation	—	—	7,865	—	—	7,865
Non-employee stock-based compensation	—	—	24	—	—	24
Taxes paid related to net share settlement of equity awards	(301)	—	(3,190)	—	—	(3,190)
Issuance of common stock, net of issuance costs	4,313	—	37,317	—	—	37,317
Cumulative effect of change in accounting principles (1)	—	—	—	472	(4,531)	(4,059)
Net Loss	—	—	—	—	(10,878)	$(10,878)
December 31, 2018	54,065	$5	$386,775	$—	$(330,474)	$56,306

 (1) Cumulative effect of change in accounting principles includes: Accounting Standards Update 2014-9 (Topic 606), of $4.1 million and Accounting Standards Update 2016-01 (Subtopic 825-10), of $0.5 million. See Note 2 “Summary of Significant Accounting Policies” in the Accompanying Notes to the Consolidated Financial Statements for more information.

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(10,878)	$(22,996)	$(8,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	—	—	2,812
Depreciation	1,147	1,042	1,734
Stock-based compensation	7,889	7,091	5,673
Loss (gain) on disposal of property and equipment	8	9	(42)
Loss on investment securities	83	—	—
Gain from extinguishment of asset retirement obligation	—	(207)	—
Changes in operating assets and liabilities:
Accounts receivable, net	960	(5,298)	1,405
Inventories	447	(210)	167
Prepaid expenses and other current assets	(37)	157	7
Contract assets	(35)	—	—
Unbilled receivables	(2,349)	(353)	—
Other non-current assets	228	(44)	52
Accounts payable	(524)	(801)	942
Accrued compensation	519	439	983
Other accrued liabilities	(17)	1,399	(593)
Other long-term liabilities	(904)	—	—
Deferred revenue	(10,631)	11,017	(6,442)
Net cash used in operating activities	(14,094)	(8,755)	(1,860)
Investing activities:
Purchase of property and equipment	(2,768)	(985)	(888)
Proceeds from disposal of property and equipment	2	2	42
Net cash used in investing activities	(2,766)	(983)	(846)
Financing activities:
Proceeds from exercises of stock options	4,680	266	1,034
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	37,497	23,782	—
Costs incurred in connection with public offering	(180)	(553)	—
Principal payments on capital lease obligations	(238)	(175)	—
Taxes paid related to net share settlement of equity awards	(3,190)	(1,670)	(1,524)
Net cash provided by (used in) financing activities	38,569	21,650	(490)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,709	11,912	(3,196)
Cash, cash equivalents and restricted cash at the beginning of the year	32,776	20,864	24,060
Cash, cash equivalents and restricted cash at the end of the year	$54,485	$32,776	$20,864

Supplemental disclosure of cash flow information:
Interest paid	$84	$141	$14
Income taxes	$5	$32	$5
Supplemental non-cash financing activities:
Equipment acquired under capital leases	$—	$862	$—
Capital expenditures incurred but not yet paid	$300	$42	$125

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$53,039	$31,219	$19,240
Restricted cash included in non-current assets	1,446	1,557	1,624
Total cash, cash equivalents and restricted cash at the end of the period	$54,485	$32,776	$20,864

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
Our approach to developing commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design, using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates - many thousands for each protein engineering project - are then rapidly screened and validated in high throughput screening under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
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
We have also begun using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement with Nestec, Ltd. (“Nestlé Health Science”) to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114.
In April 2018, we entered into a strategic agreement (the "Porton Agreement") with Porton Pharma Solutions, Ltd. ("Porton") to license key elements of our platform technology to Porton’s global custom intermediate and active pharmaceutical ingredients ("API") development and manufacturing business. This gives us access to a wide variety of small and medium-sized pharmaceutical customers.

We are also using our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. Our first enzyme is a ligase which we began marketing to customers in 2018.
Below are brief descriptions of our business segments:
Performance Enzymes
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, and to date this continues to be our largest market served. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also used the technology to develop customized enzymes for use in other industrial markets. These markets consist of several large industrial verticals, including food and food ingredients, animal feed, flavors, fragrances, and agricultural chemicals. We also use our technology to develop enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications. In April 2018, we entered into the Porton Agreement related to our strategic collaboration with Porton to license key elements of our world-leading biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business.

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of hyperphenylalaninemia (“HPA”) (also referred to as PKU) in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, Nestlé Health Science is obligated to pay us $3.0 million within 60 days after exercise of the option. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. See Note 16, “Subsequent Events” for additional details. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.

For additional discussion of our business segments, see Note 15, "Segment, Geographical and Other Revenue Information."

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
Comprehensive income or loss
Comprehensive loss is equivalent to net loss in 2018 because after adopting Accounting Standards Update No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." (“Subtopic 825-10”), we do not have any other transactions recorded under comprehensive loss. Prior to our adoption of Subtopic 825-10, and for the year ended in December 31, 2017 and 2016, comprehensive loss included unrealized gains and unrealized losses from our equity investment in equity securities. See “Recently adopted accounting pronouncements” below for additional information.
Certain prior year amounts have been reclassified to conform to 2018 presentation. These changes and reclassifications did not impact net loss or comprehensive loss.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We regularly assess these estimates which primarily affect revenue recognition, accounts receivable, inventories, the valuation of equity securities, goodwill arising out of business acquisitions, accrued liabilities, stock awards and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
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
Previously, we had only one business segment. As our biotherapeutics business has emerged as a significant opportunity for us, effective in 2018, we formed Novel Biotherapeutics as a new business segment. The Novel Biotherapeutics segment focuses on new opportunities in the pharmaceutical industry to discover or improve novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. The Performance Enzymes segment consists of the existing protein catalyst products and services with focus on pharmaceutical, food, molecular diagnostics, and other industrial markets.
Foreign Currency Translation
The United States dollar is the functional currency for our operations outside the United States. Accordingly, nonmonetary assets and liabilities originally acquired or assumed in other currencies are recorded in United States dollars at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the consolidated statements of operations. Gains and losses realized from non-U.S. dollar transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency are included in other expense in the accompanying consolidated statements of operations.

Revenue Recognition
Policy from January 1, 2018
On January 1, 2018, we adopted the provisions of Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606) and the related amendments (“ASC 606”). The guidance provides a unified model to determine how revenue is recognized.
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
The majority of our collaborative contracts contain multiple revenue streams such as up-front and/or annual license fees, fees for full time employee ("FTE") research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage, among others. We determine the stand-alone selling price ("SSP") and allocate consideration to distinct performance obligations. Typically, we base our SSPs on our historical sales. If an SSP is not directly observable, then we estimate the SSP taking into consideration market conditions, forecasted sales, entity-specific factors and available information about the customer. We estimate the SSP for license rights by using a discounted cash flow method which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
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
Certain of our agreements provide options to customers which they can exercise at a future date, such as the option to purchase our product during the contract duration at discounted prices and an option to extend their contract, among others. In accounting for customer options, we determine whether an option is a material right and this requires us to exercise significant judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service for the same class of customer, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right. If the contract gives the customer the option to acquire additional goods or services at their normal SSPs, we would likely determine that the option is not a material right and, therefore, account for it as a separate performance obligation when the customer exercises the option. We primarily account for options which provide material rights using the alternative approach available under ASC 606, as we concluded we meet the criteria for using the alternative approach. Therefore, the transaction price is calculated as the expected consideration to be received for all the goods and services we expect to provide under the contract. We update the transaction price for expected consideration, subject to constraint, each reporting period if our estimate of future goods to be ordered by customers change.
Research and Development Revenues
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
Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. Under ASC 606, we must first determine whether the license is distinct from other promises, such as our promise to manufacture a product. If we determine that the customer cannot benefit from the license without our manufacturing capability, the license will be accounted for as combined with the other performance obligations. If we determine that a license is distinct and has significant standalone functionality, we would recognize revenues from a functional license at a point in time when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using a discounted cash flow method which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
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
We also have an agreement under which we have granted a functional license to some elements of our biocatalyst technology. We recognize revenues for the functional license at a point in time when the control of the license and technology transfers to the customer.
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
Contract Costs
ASC 606 requires the recognition of an asset for the incremental costs of obtaining a contract with a customer if the entity expects to recover such costs. Incremental costs are costs that would not have been incurred if the contract had not been obtained. Examples of contract costs are commissions paid to sales personnel. We do not typically incur significant incremental costs because the compensation of our salespeople are not based on contracts closed but on a mixture of company goals, individual goals, and sales goals. If a commission paid is directly related to obtaining a specific contract, our policy is to capitalize and amortize such costs on a systematic basis, consistent with the pattern of transfer of the good or service to which the asset relates.
Contract costs are reported in other non-current assets.
Revenue Recognition Policy before January 1, 2018
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
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were $0.5 million in 2018, $0.7 million in 2017 and $0.5 million in 2016.
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
Restricted Stock Units ("RSUs") and Restricted Stock Awards ("RSAs") are measured based on the fair market values of the underlying stock on the dates of grant. Performance based options ("PBOs") and performance-contingent restricted stock units ("PSUs") are measured using Black-Scholes-Merton option pricing model. The vesting of PBOs and PSUs awarded is conditioned upon the attainment of one or more performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to the PBOs and PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
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
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $53.0 million and comprised of cash of $21.8 million and money market funds of $31.2 million at December 31, 2018. Cash and cash equivalents totaled $31.2 million, comprised of cash of $24.4 million and money market funds of $6.8 million at December 31, 2017.
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as non-current restricted cash on the consolidated balance sheets and totaled $0.7 million at December 31, 2018 and $0.8 million at December 31, 2017.
Pursuant to the terms of a lease agreement for our Redwood City, CA facilities, we obtained a letter of credit collateralized by cash deposit balances of $0.7 million as of December 31, 2018 and $0.8 million at December 31, 2017. These cash deposit balances are recorded as non-current restricted cash on the consolidated balance sheets. See Note 13, “Commitments and Contingencies”. In January 2019, we entered into the Eighth Amendment to the Lease for our Redwood City, CA facilities and, as a result, our letters of credit will be collateralized by a cash deposit balance of $1.1 million in 2019. See Note 16, “Subsequent Events” for additional information.
Equity Securities
We invest in equity securities that are carried at estimated fair value with changes in fair value recognized within earnings. Equity securities with remaining maturities of greater than one year or which we currently do not intend to sell are classified as long-term. See Note 6, “Cash Equivalents and Equity Securities.”
Unrealized holding gains and losses (the adjustment to fair value) and realized gains and losses are included in other income (expense) in the consolidated statement of operations subsequent to the adoption of ASU 2016-01 starting on January 1, 2018.
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

See Note 7, “Fair Value Measurements” for additional details.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, contract assets, equity securities, and restricted cash. Cash that is not required for immediate operating needs is invested principally in money market funds. Cash and cash equivalents are invested through banks and other financial institutions in the United States, India, and the Netherlands. Such deposits in those countries may be in excess of insured limits.
Accounts Receivable and Allowance for Doubtful Accounts
We currently sell primarily to pharmaceutical and fine chemicals companies throughout the world by the extension of trade credit terms based on an assessment of each customer's financial condition. Trade credit terms are generally offered without collateral and may include an insignificant discount for prompt payment for specific customers. To manage our credit exposure, we perform ongoing evaluations of our customers' financial conditions. In addition, accounts receivable includes amounts owed to us under our collaborative research and development agreements. We recognize accounts receivable at invoiced amounts and we maintain a valuation allowance for doubtful accounts.

The allowances for doubtful accounts reflect our best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. We determine the allowances based on known troubled accounts, historical experience, and other currently available evidence. Uncollectible accounts receivables and contract assets are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received.

Actual collection losses may differ from our estimates and could be material to our consolidated financial position, results of operations, and cash flows.
Unbilled receivable
Pursuant to ASC 606, the timing of revenue recognition may differ from the timing of invoicing to our customers. When we satisfy (or partially satisfy) a performance obligation, prior to being able to invoice the customer, we recognize an unbilled receivable when the right to consideration is unconditional. As of December 31, 2018, we recorded a total of unbilled receivables of $2.7 million included on our consolidated balance sheets.
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
Impairment of Long-Lived Assets
Our tangible long-lived assets consist primarily of property and equipment.
In the first quarter of 2018, we determined that we operate in two segments. We have not identified property and equipment by segment since these assets are shared or commingled. We evaluate the carrying value of long-lived assets, including property and equipment, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future net undiscounted cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair values based on discounted cash flows. Significant management judgment is required in the forecast of future operating results that are used in the preparation of unexpected undiscounted cash flows.
As of December 31, 2018 and 2017, there were no events or changes in circumstances which indicated that the carrying amount of our Asset Group might not be recoverable. No impairment charges for long-lived assets were recorded during the years ended December 31, 2018, 2017 and 2016.
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment considering amongst other things, whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. In the first quarter of 2018, we determined that we operate in two segments and accordingly we re-evaluated our assessment of the number of reporting units. We concluded that we have two reporting units that reflect our operating segments and accordingly, we tested goodwill for impairment at the reporting unit level. Historically, assets are jointly used by the segments, are not separable, and are not identified by reporting unit. In order to assign the amount of goodwill to the two reporting units, we used a relative fair value allocation methodology that primarily relied on our estimates of revenue and future earnings for each reporting units. Using the relative fair value allocation methodology, we have determined that approximately 76% of goodwill is allocated to the Performance Enzymes segment and 24% is allocated to the Novel Biotherapeutics segment. As a result of the calculation, $2.4 million of the goodwill was assigned to the Performance Enzymes segment and $0.8 million was assigned to the Novel Biotherapeutics segment. There were no changes in the amount of goodwill assigned to each reporting unit at the end of the year.
The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit to its carrying value. Using the relative fair value allocation methodology, we compared the allocated carrying amount of each reporting unit’s net assets and the assigned goodwill to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified or allocated assets and liabilities. Any excess of the reporting unit’s carrying amount goodwill over the respective implied fair value is recognized as an impairment. During 2018, 2017 and 2016, we did not record impairment charges related to goodwill.
We test goodwill for impairment on an annual basis on the last day of the fourth fiscal quarter and, when specific circumstances dictate, between annual tests by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During 2018, 2017 and 2016, we did not record impairment charges related to goodwill.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31, 2018, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
We account for uncertainty in income taxes as required by the provisions of ASU 2009-06, Income Taxes (Topic 740) ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.
The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss (“NOL”) carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we should experience such a change of ownership, utilization of our federal and state NOL carryforwards could be limited.
The adoption of ASC 606 primarily resulted in less revenue recognized as of January 1, 2018, which in turn generated an increase in net deferred tax assets. As we fully reserve our net deferred tax assets in the jurisdictions impacted by the adoption of ASC 606, this impact was offset by a corresponding increase to the valuation allowance.
We recognized income tax benefit of $37 thousand, income tax provision of $81 thousand and income tax benefit of $40 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. The income tax benefits were due to a net loss from our foreign operation and a reduction in the deferred tax liability for accrued future withholding taxes on dividends. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Changes to Tax Law

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (vii) creating a tax on global intangible low-taxed income (“GILTI”) of foreign subsidiaries; (viii) creating a new limitation on deductible interest expense; (ix) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (x) modifying the officer’s compensation limitation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. In 2018, we completed our accounting for the Tax Act. The income tax effects of the Tax Act for which the accounting is now complete include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have completed our accounting for the income tax effects under the Tax Act that are relevant to us and required to be recorded and disclosed pursuant to FASB ASC 740, Income Taxes. Accordingly, any and all provisional amounts previously recorded in accordance with SEC Staff Accounting Bulletin No. 118 have been adjusted to reflect their final amounts.

Because ASC 740-10-25-47 requires the effect of a change in tax laws or rates to be recognized as of the date of enactment, we remeasured our deferred tax assets and liabilities, and offsetting valuation allowance in 2017. There was no impact to tax expense as the remeasurement of net deferred tax assets was completely offset by a corresponding change in valuation allowance. The reduction to U.S. deferred tax assets and the offsetting valuation allowance was $34.1 million.

Beginning in 2018, the GILTI provisions in the Tax Act require us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Per guidance issued by the FASB, companies can either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both are acceptable methods subject to an accounting policy election. At December 31, 2018, we finalized our policy and have elected to use the period cost method for GILTI. In 2018, we did not incur any GILTI inclusion as our foreign subsidiaries generated losses.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum base erosion anti-abuse tax if greater than regular tax. In 2018, our company was not subject to BEAT as it did not meet the requirements to be subject to BEAT.

Recent Accounting Pronouncements
Recently adopted accounting pronouncement

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" , (“ASC 606”), amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. We have adopted the provisions of ASC 606 and the related amendments, effective January 1, 2018, using the modified retrospective transition method. We recognized the cumulative effect of applying the new revenue standard and recognized a $4.1 million increase to the opening balance of the accumulated deficit at the beginning of 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See Note 3, "Revenue Recognition" for more details.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" (“Subtopic 825-10”). This guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of this new guidance, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore no changes in fair value will be reported in other comprehensive income (loss) for equity securities with readily determinable fair values. This new guidance primarily impacts our accounting for equity investments. In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10)." Prior to the adoption of ASC 825, we recognized unrealized holding gains and losses from our equity investment in CO2 Solutions in other comprehensive loss. We adopted ASC 825 in the first quarter of 2018 using a modified retrospective approach by means of a cumulative-effect adjustment to accumulated deficit. Upon adoption of ASC 825, we reclassified $0.5 million of unrealized loss (net of $0.6 million tax) from other accumulated comprehensive loss to beginning accumulated deficit. Any changes in the fair value of our equity investments, except those accounted for under the equity method, will be recognized in earnings on a prospective basis.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (“ASC 230”), which provides the FASB's guidance on certain cash flow statements items. ASC 230 is effective for fiscal reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASC 230 in the first quarter of 2018, and the adoption had no impact on our annual consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230) Restricted Cash a consensus of the FASB Emerging Issues Task Force” (“ASC 230”). The standard requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows. We adopted ASU 2016-18 in the first quarter of 2018 and the adoption had no material impact on our annual consolidated financial statements. The effect of the adoption of ASC 230 on our consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalents and restricted cash. The change in restricted cash was previously disclosed in operating and investing activities in the consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASC 805”). The guidance requires the use of a framework to determine whether a set of assets and activities constitutes an acquired or a sold business. The guidance is effective for fiscal reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied prospectively as of the beginning of the period of adoption. We adopted ASC 805 in the first quarter of 2018, and the adoption had no impact on our annual consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASC 718”). The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We adopted ASC 718 in the first quarter of 2018 and the adoption had no impact on our annual consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" (“ASC 740”) which amends Topic 740 by incorporating the SEC Staff Accounting Bulletin No. 118 (SAB 118) issued on December 22, 2017. SAB 118 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act (Tax Reform) and allows a company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. See Income Taxes section above for additional information.
Recently issued accounting pronouncements not yet adopted
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (“ASC 842”), which replaces prior lease guidance (“ASC 840”). This guidance establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. The guidance also eliminates today’s real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Entities have the option to use certain practical expedients. Full retrospective application is prohibited. ASC 842 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to ASC 842, Leases." These amendments affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under ASC 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under ASC 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. For entities that have not adopted ASC 842, the effective date and transition requirements will be the same as the effective date and transition requirements in ASC 842. The FASB also issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." These amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under ASC 606 and certain criteria are met. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with ASC 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with ASC 842. For entities that have not adopted ASC 842 before the issuance of ASU No. 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU No. 2016-02. We plan to adopt ASC 842 on January 1, 2019 using a modified retrospective approach and effective date method per adoption of ASU 2018-11. We will recognize and measure all leases within the scope of the standard that exist as of January 1, 2017, beginning of the earliest period, as if the standard had always been applied, subject to the practical expedients and transition relief in “Practical Expedients” section. In the current period, we evaluated the practical expedients elections and on adoption, and may apply a practical expedient in which an entity need not reassess whether any expired or existing contracts are or contain leases; An entity need not reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with ASC 840 will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 will be classified as finance leases); An entity need not reassess initial direct costs for any existing leases. We started the transition plan in the third quarter of 2018 and continued to perform the scoping work in the fourth quarter of 2018. We identified a total of 13 lease agreements that are subject to ASC 842 and seven of them meet the short-term lease exception. We completed the full analysis by January, 2019 and we evaluated the right-of-use (ROU) assets and lease liability using the incremental borrowing rate (IBR) at December 31, 2018 because the implicit rate is not readily determinable in the lease agreement. Upon adoption of ASC 842, all existing leases will be classified as either operating lease or finance lease. We expect to record a range from $20 million to $30 million of ROU assets and liabilities for operating leases and a range from $0.1 million to $0.8 million of ROU assets and liabilities for finance leases in the balance sheet during the first quarter of 2019. This analysis was inclusive of the eighth amendment to the lease agreement disclosed in Note 16, “Subsequent Events.”
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The standard adds a new impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects and will be effective for us beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively. Early adoption is permitted. We do not expect this standard to have any impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements”, which represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this ASU include those made to: Subtopic 220-10, Income Statement-Reporting Comprehensive Income-Overall; Subtopic 470-50, Debt-Modifications and Extinguishments; Subtopic 480-10, Distinguishing Liabilities from Equity-Overall; Subtopic 718-740, Compensation-Stock Compensation-Income Taxes; Subtopic 805-740, Business Combinations-Income Taxes; Subtopic 815-10, Derivatives and Hedging-Overall; Subtopic 820-10, Fair Value Measurement-Overall; Subtopic 940-405, Financial Services-Brokers and Dealers-Liabilities; and Subtopic 962-325, Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. We do not expect this standard to have any material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in this standard are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect this standard to have any material impact on our consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606." ASU 2018-18 provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. In general, for public companies, the amendments in this standard are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We do not expect this standard to have any material impact on our consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses." ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect this standard to have any material impact on our consolidated financial statements.

Note 3. Revenue Recognition
On January 1, 2018, we adopted ASC 606, applying the modified retrospective method to all contracts that were not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period results are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded an increase to opening accumulated deficit of $4.1 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact on revenue for the year ended December 31, 2018 was an increase of $5.0 million as a result of adopting ASC 606. The increase in revenues from the adoption of ASC 606 was primarily due to revenue from a product that was recognized over time as we have a right to payment from the customer under a binding, non-cancellable purchase order, and there is no alternate use of the product for us as it is specifically for the customer’s use, and revenues from research and development contracts that were recognized when we had the right to invoice our customers for monthly services completed to date. Also, revenue from a distinct, functional license granted on January 1, 2018 contributed to the increase in revenue from the adoption of ASC 606.

We are entitled to certain future milestone payments under our collaborative arrangements. Such milestone payments represent variable consideration that was fully constrained as the realization of the variable consideration is highly uncertain.
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
We identified our biotherapeutics business as a standalone business segment in the beginning of 2018 and revenues related to the Novel Biotherapeutics segment were first generated in 2017. Therefore, segment information for fiscal year 2016 is not provided.

Segment information for fiscal year 2018 is as follows (in thousands):

	Year Ended December 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$25,590	$—	$25,590
Research and development revenue	21,483	13,521	35,004
Total revenues	$47,073	$13,521	$60,594

Primary geographical markets:
Americas	$15,332	$38	$15,370
EMEA	8,878	13,483	22,361
APAC	22,863	—	22,863
Total revenues	$47,073	$13,521	$60,594

Segment information for fiscal year 2017 is as follows (in thousands):

	Year Ended December 31, 2017
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$26,685	$—	$26,685
Research and development revenue	15,648	7,691	23,339
Total revenues	$42,333	$7,691	$50,024

Primary geographical markets:
Americas	$15,575	$—	$15,575
EMEA	11,919	7,691	19,610
APAC	14,839	—	14,839
Total revenues	$42,333	$7,691	$50,024

The following table shows the reconciliation of contract liabilities from what was disclosed in the Form 10-K for the year ended December 31, 2017 and gives effect to the modified retrospective adoption of the revenue guidance on January 1, 2018 (in thousands):

Balance
Deferred Revenue, balance at December 31, 2017	$13,793
Changes in estimated consideration	—
Unsatisfied performance obligations	$5,173
Deferred Revenue, balance at January 1, 2018	$18,966

Contract Balances
The following table presents changes in the contract assets, unbilled receivable, contract costs, and contract liabilities (in thousands):

	January 1, 2018 balance	Additions	Deductions (1)	December 31, 2018
Contract Assets	$—	8,934	(8,899)	$35
Unbilled receivables, current	$—	2,908	(992)	$1,916
Unbilled receivables, non-current	$—	786	—	$786
Contract Costs	$239	—	(197)	$42
Contract Liabilities: Deferred Revenue	$18,966	6,446	(17,124)	$8,288
(1) The asset or liability balances are presented as a net position per contract and accordingly the deductions column includes the netting effect of presenting each contract on a net position basis as either a net liability or asset.
We recognize accounts receivable when we have an unconditional right to recognize revenue and have issued an invoice to the customer. Our payment terms are generally between 30 and 90 days. We recognize unbilled receivables when we have an unconditional right to recognize revenue and have not issued an invoice to our customer. Unbilled receivables, current are transferred to accounts receivable on issuance of an invoice. Unbilled receivables, non-current are transferred to accounts receivable on issuance of an invoice; payment is expected from the customer thereon. Unbilled receivables are classified separately on the consolidated balance sheet as assets.
Contract assets represent our right to recognize revenue for custom products with no alternate use and under binding non-cancellable purchase orders and are largely related to our procurement of product. We recognize contract assets when we have a conditional right to recognize revenue. The delivery pattern of certain of products occurs in advance of the invoicing process, which generates contract assets. In addition, we recognize a contract asset related to milestones not eligible for royalty accounting when we assess it is probable of being achieved and there will be no significant reversal of cumulative revenues. Contract assets are classified separately on the consolidated balance sheet as an asset and transferred to accounts receivable when our rights to payment become unconditional.
Contract liabilities, or deferred revenue, represent our obligation to transfer a product or service to the customer, and for which we have received consideration from the customer. We recognize a contract liability when we receive advance customer payments under development agreements for research and development services, upfront license payments, and from upfront customer payments received under product supply agreements. Contract liabilities are classified as a liability on the consolidated balance sheet.
Contract costs relate to incremental costs of obtaining a contract with a customer. Contract costs are amortized along with the associated revenue over the term of the contract.
We had no asset impairment charges related to contract assets in the period.

During the year ended December 31, 2018, we recognized the following revenues (in thousands):

Revenue recognized in the period for:	Year Ended December 31, 2018
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$13,615
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	374
Performance obligations satisfied from new activities in the period - contract revenue	46,605
Total revenue	$60,594
Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2018. We did not recognize any revenue from performance obligations satisfied in previous periods.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts (in thousands):

	2019	2020	2021	2022 and Thereafter	Total
Product Revenue	$2,201	$1,729	$1,623	$—	$5,553
Research and development revenue	2,735	—	—	—	2,735
Total revenues	$4,936	$1,729	$1,623	$—	$8,288

Practical Expedients, Elections, and Exemptions
We used a practical expedient available under ASC 606 which permits us to consider the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented when identifying satisfied and unsatisfied performance obligations, transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.
We also used a practical expedient available under ASC 606 which permits us not to adjust the amount of consideration for the effects of a significant financing component if, at contract inception, the expected period between the transfer of promised goods or services and customer payment is one year or less.
We perform monthly services under our research and development agreements and we use a practical expedient available under ASC 606 permitting us to recognize revenue at the same time that we have the right to invoice our customer for monthly services completed to date.
We have elected to treat shipping and handling activities as fulfillment costs.
Additionally, we have elected to record revenue net of sales and other similar taxes.

Impact on Financial Statements
In accordance with ASC 606, the disclosure of the impact of adoption to our consolidated statements of operations and balance sheets was as follows (in thousands, except per share amounts):

	Year Ended December 31, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
Revenues:
Product revenue	$25,590	$(3,422)	$22,168
Research and development revenue	35,004	(1,609)	33,395
Total revenues	60,594	(5,031)	55,563
Costs and operating expenses:
Cost of product revenue	12,620	(285)	12,335
Research and development	29,978	(196)	29,782
Selling, general and administrative	29,291	—	29,291
Total costs and operating expenses	71,889	(481)	71,408
Loss from operations	(11,295)	(4,550)	(15,845)
Interest income	671	—	671
Other expenses	(291)	—	(291)
Loss before income taxes	(10,915)	(4,550)	(15,465)
Provision for (benefit from) income taxes	(37)	—	(37)
Net loss	$(10,878)	$(4,550)	$(15,428)

Net loss per share, basic and diluted	$(0.21)	$(0.09)	$(0.30)
Weighted average common shares used in computing net loss per share, basic and diluted	52,205		52,205

	December 31, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Accounts receivable	$11,551	$(1,253)	$10,298
Unbilled receivables, current	1,916	(1,916)	—
Contract assets	35	(35)	—
Inventories	589	1	590
Unbilled receivables, non-current	786	(786)	—
Other non-current assets	265	(42)	223
Liabilities
Other accrued liabilities	4,855	(520)	4,335
Deferred revenue - current	4,936	(1,574)	3,362
Deferred revenue - non-current	3,352	(1,445)	1,907
Stockholders' equity
Accumulated deficit	(330,474)	(492)	(330,966)

Note 4. Net Loss per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities. For all periods presented, diluted and basic net losses per share are identical since potential common shares are excluded from the calculation, as their effect was anti-dilutive.
Anti-Dilutive Securities
In periods of net loss, the weighted average number of shares outstanding related to potentially dilutive securities, prior to the application of the treasury stock method, are excluded from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect.
The following shares were not included in the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2018	2017	2016
Shares issuable under Equity Incentive Plan	6,339	6,882	5,567
Shares issuable upon the conversion of warrants	—	—	73
Total anti-dilutive securities	6,339	6,882	5,640
Note 5. Collaborative Arrangements

Deferred revenue amounts discussed herein as of December 31, 2017 are derived from our Form 10-K for the year ended December 31, 2017. On January 1, 2018 we adopted Topic 606 and subsequently adjusted deferred revenue to give effect to the modified retrospective adoption of the revenue guidance. See Note 3, “Revenue Recognition” for additional information.

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
We received an upfront fee upon the execution of the agreement in July 2014 and milestone payments in each of the years from 2014 through April 2016. We completed the transfer of the CodeEvolver® protein engineering platform technology to GSK in April 2016 and all revenues relating to the technology transfer have been recognized as of April 2016. We have the potential to receive additional cumulative contingent payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology. We are also eligible to receive royalties based on net sales of GSK’s sales of licensed enzyme products that are currently not being recognized.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the "Merck CodeEvolver® Agreement") with Merck, Sharp & Dohme ("Merck") which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. We recognized research and development revenues of $4.1 million, $3.6 million, and $3.0 million in 2018, 2017 and 2016, respectively, for various research projects under our collaborative arrangement.
We have the potential to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform. The API payments, which are currently not recognized in revenue, are based on quantity of API developed and manufactured by Merck and will be recognized as usage-based royalties.

In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we amended certain licensing provisions and one exhibit. In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we will install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term.
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
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin catalyst purchased by Merck and to allow Merck to purchase a percentage of its requirements for sitagliptin catalyst from a specified third-party supplier. Merck received a distinct, functional license to manufacture a portion of its demand beginning January 1, 2018, which we recognized as research and development revenue. We recognized research and development revenues of $1.3 million, $1.3 million and $1.3 million in 2018, 2017 and 2016, respectively.
In June 2017, we completed a contractual milestone by qualifying the specified third-party enzyme supplier and recognized $0.3 million as research and development revenues.
We have determined that the variable pricing, which provides a discount based on the cumulative volume of sitagliptin catalyst purchased by Merck, provides Merck material rights and we are recognizing product revenues using the alternative method. Under the alternative approach, we estimate the total expected consideration and allocate it proportionately with the expected sales.
The Sitagliptin Catalyst Supply Agreement requires Merck to pay an annual fee for the rights to the sitagliptin technology each year for the term of the Sitagliptin Catalyst Supply Agreement. Amounts of annual license fees are based on contractually agreed prices and are on a declining scale over the term of the contract.
We had a deferred revenue balance from Merck of $3.6 million at December 31, 2018 and $1.5 million at December 31, 2017. Pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $12.3 million, $9.0 million and $5.9 million in 2018, 2017 and 2016, respectively, in product revenue under this agreement.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.8 million in December 2016, which we accordingly recorded as deferred revenues. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provides the customer material rights and we are recognizing revenues using the alternative method. As of December 31, 2018 and 2017, we had deferred revenue from the supply agreement of $2.0 million and $0.7 million, respectively.
Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with Tate & Lyle Ingredients Americas LLC ("Tate & Lyle") to develop enzymes for use in the manufacture of Tate & Lyle’s zero-calorie TASTEVA® M Stevia sweetener. Under the agreement, we received an upfront payment of $3.0 million, which was originally recognized ratably over the maximum term of the services period of 21 months. Beginning January 1, 2018, we are recognizing revenue using a single measure of progress that depicts our performance in transferring the services. During the second quarter of 2018, Tate & Lyle opted to obtain additional development services that we completed by June 30, 2018 and we earned milestone payments upon completion of the services. We recognized $7.1 million and $3.2 million of revenue in 2018 and 2017, respectively, for research and development services under the research and development agreement. As of December 31, 2018 and 2017, we had deferred revenue from the development services agreement of zero and $3.1 million, respectively.

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
We received an upfront cash payment of $14.0 million in 2017 upon the execution of the Nestlé Agreement and a $4.0 million milestone payment 60 days after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of PKU. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018. The upfront payment and the variable consideration relating to the progress payment of $4.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $9.9 million in 2018 as research and development revenue and $7.2 million in 2017. We had deferred revenue related to the development fees attributed to the milestone payment and up-front fees of $1.9 million at December 31, 2018 and $6.8 million at December 31, 2017.
In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, Nestlé Health Science is obligated to pay us $3.0 million within 60 days after exercise of the option. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $86.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $3.6 million and $0.5 million in 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had deferred revenue of $0.8 million and $1.1 million, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We have the potential to receive performance payments based on products produced by Porton using our company technology under the license agreement. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement. As of December 31, 2018, we completed the technical transfer and we recognized revenue of $2.8 million in 2018 as research and development revenue. Revenue relating to the functional license provided to Porton was recognized at a point in time when control of the license transferred to the customer.

Note 6. Cash Equivalents and Equity Securities
Cash equivalents and equity securities at December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018
	Adjusted Cost	Gross Unrealized Gains (3)	Gross Unrealized Losses (3)	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$31,225	$—	$—	$31,225	n/a
Common shares of CO2 Solutions (2)	563	25	—	588	n/a
Total	$31,788	$25	$—	$31,813

	December 31, 2017
	Adjusted Cost	Gross Unrealized Gains (3)	Gross Unrealized Losses (3)	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$6,778	$—	$—	$6,778	n/a
Common shares of CO2 Solutions (2)	563	108	—	671	n/a
Total	$7,341	$108	$—	$7,449
(1) Money market funds are classified in cash and cash equivalents on our consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in equity securities on our consolidated balance sheets.
(3) As a result of adopting ASU 2016-01, in 2018 and thereafter gross unrealized gains and gross unrealized losses related to our investment in CO2 Solutions were recognized in other expense, in the consolidated statements of operations. Prior to 2018 gross unrealized gains and gross unrealized losses related to our investment in CO2 Solutions were recorded in accumulated other comprehensive loss on the balance sheet.
As of December 31, 2018, the total cash and cash equivalents balance of $53.0 million was comprised of money market funds of $31.2 million and cash of $21.8 million held with major financial institutions worldwide. As of December 31, 2017, the total cash and cash equivalents balance of $31.2 million was comprised of money market funds of $6.8 million and cash of $24.4 million held with major financial institutions worldwide.
In December 2009, we purchased 10,000,000 common shares of CO2 Solutions, a company based in Quebec, Canada, whose shares are publicly traded in Canada on TSX Venture Exchange. Our purchase represented approximately 16.6% of CO2 Solutions’ total common shares outstanding at the time of investment and was made in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. Our investment in CO2 Solutions is recorded at its fair value. See Note 7, “Fair Value Measurements.” Through December 31, 2018, we concluded that we did not have the ability to exercise significant influence over CO2 Solutions’ operating and financial policies.
On January 1, 2018, we adopted ASU 2016-01. Upon adoption, we reclassified the $0.5 million net unrealized loss from accumulated other comprehensive loss to our opening accumulated deficit.
In 2018, we recognized an unrealized loss of $84 thousand related to our investment in CO2 Solutions in other expense, in the consolidated statements of operations.

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at December 31, 2018 and 2017 by level within the fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$31,225	$—	$—	$31,225
Common shares of CO2 Solutions	588	—	—	588
Total	$31,813	$—	$—	$31,813

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Money market funds	$6,778	$—	$—	$6,778
Common shares of CO2 Solutions	—	671	—	671
Total	$6,778	$671	$—	$7,449
We determine the fair value of Level 1 and Level 2 assets using quoted prices in active markets for identical assets. We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange, and we classified our investment in CO2 Solutions within the fair value hierarchy as Level 1 and Level 2, at December 31, 2018 and December 31, 2017, respectively, using the quoted prices in an active market to determine their fair value.
A review of the fair value hierarchy classifications of our investments is conducted annually. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets. Reclassifications are reported as transfers in or transfers out of the applicable level at end of the calendar year in which the reclassifications occur. In the fourth quarter of 2018, we reclassified the $0.6 million fair value of the investment in the common shares of CO2 Solutions from Level 2 to Level 1 within the fair value hierarchy since we concluded that there was a sufficient level of transactional frequency and trading volume to indicate that the pricing information was representative of its fair value on an ongoing basis. (See also Note 6, “Cash Equivalents and Equity Securities” for additional information.)

Note 8. Balance Sheets Details
Accounts receivable
The following is a summary of activity in our allowance for doubtful accounts for the periods presented (in thousands):

	December 31,
	2018	2017	2016
Allowance - beginning of period	$(34)	$(421)	$(421)
Write-offs and other (1)	—	387	—
Allowance - end of period	$(34)	$(34)	$(421)
(1) The change in allowance for doubtful accounts was mainly related to the write-off of receivables from a foreign customer.
Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$165	$158
Work in process	47	53
Finished goods	377	825
Inventories	$589	$1,036
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment (1)	$21,328	$19,777
Leasehold improvements	10,359	10,327
Computer equipment and software	3,954	3,695
Office equipment and furniture	1,272	1,185
Construction in progress (2)	939	85
Property and equipment	37,852	35,069
Less: accumulated depreciation and amortization	(33,093)	(32,254)
Property and equipment, net	$4,759	$2,815
(1) Fully depreciated laboratory equipment with a cost of $0.3 million and $0.2 million were retired during 2018 and 2017, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.
Goodwill
Goodwill had a carrying value of approximately of $3.2 million as of December 31, 2018 and 2017.

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued purchases	$1,492	$941
Accrued professional and outside service fees	2,020	2,393
Deferred rent	343	258
Lease incentive obligation	425	425
Other	575	345
Total	$4,855	$4,362

Note 9. Stock-based Compensation
Equity Incentive Plans
In March 2010, our board of directors (the "Board") and stockholders approved the 2010 Equity Incentive Award Plan (the "2010 Plan"), which became effective upon the completion of our initial public offering in April 2010. The number of shares of our common stock available for issuance under the 2010 Plan is equal to 1,100,000 shares plus any shares of common stock reserved for future grant or issuance under our 2002 Stock Plan (the “2002 Plan”) that remained unissued at the time of completion of the initial public offering. The 2010 Plan also provides for automatic annual increases in the number of shares reserved for future issuance. All grants will reduce the 2010 Plan reserve by one share for every share granted. As of December 31, 2018, total shares remaining available for issuance under the 2010 Plan were approximately 7.9 million shares.
The 2010 Plan provides for the grant of incentive stock options, non-statutory stock options, RSUs, RSAs, PSUs, PBOs, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.
Stock Options
The option exercise price for incentive stock options must be at least 100% of the fair value of our common stock on the date of grant and the option exercise price for non-statutory stock options is 85% of the fair value of our common stock on the date of grant, as determined by the Board. If, at the time of a grant, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all of our outstanding capital stock, the exercise price for these options must be at least 110% of the fair value of the underlying common stock. Stock options granted to employees generally have a maximum term of 10 years and vest over 4 years from the date of grant, of which 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee's termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.
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
In the first quarter of 2018, we awarded PSUs ("2018 PSUs") and PBOs ("2018 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including core business revenue growth, cash balance, new licensing collaborations, new research and development service revenue arrangements, technology advancement and novel therapeutic enzymes advancement. As of December 31, 2018, we estimated that the 2018 PSUs and 2018 PBOs performance goals would be achieved at 118% of the target level, and recognized expenses accordingly.
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
Stock-Based Compensation Expense:
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$2,055	$1,444	$1,033
Selling, general and administrative	5,834	5,647	4,640
Total	$7,889	$7,091	$5,673

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	$1,975	$1,554	$1,102
RSUs and RSAs	1,770	1,888	2,043
PSUs	1,511	1,792	2,528
PBOs	2,633	1,857	—
Total	$7,889	$7,091	$5,673

Grant Award Activities:

Stock Option Awards

We estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarize the ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Year Ended December 31,
	2018	2017	2016
Expected life (years)	5.6	5.4	5.3
Volatility	60.0%	62.2%	64.2%
Risk-free interest rate	2.7%	2.0%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%
In October 2017, we granted an option to purchase 11,100 shares of common stock to a non-employee as compensation for services valued at $48 thousand with the following assumptions used to estimate the fair value of non-employee stock options: (i) volatility rate at 60.6%, risk-free interest rate of 2.4% and (ii) no expected dividend yield. The option vested over a period of six months with one-sixth of total number of shares subject to the option vesting on each one month anniversary of the grant date. During the year ended December 31, 2018 and December 31, 2016, we did not grant any options to purchase shares of common stock to non-employees.
The following tables summarizes stock option activities:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In Thousands)
Outstanding at December 31, 2015	3,918	$4.49
Granted	971	$4.16
Exercised	(398)	$2.60
Forfeited/Expired	(601)	$5.76
Outstanding at December 31, 2016	3,890	$4.40
Granted	856	$4.57
Exercised	(86)	$3.10
Forfeited/Expired	(81)	$7.72
Outstanding at December 31, 2017	4,579	$4.40
Granted	645	$9.56
Exercised	(772)	$5.56
Forfeited/Expired	(340)	$6.66
Outstanding at December 31, 2018	4,112	$4.81

Exercisable at December 31, 2018	2,876	$3.83
Vested and expected to vest at December 31, 2018	3,954	$4.69

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Outstanding at December 31, 2018	4,112	$4.81	6.23	$48,927
Exercisable at December 31, 2018	2,876	$3.83	5.25	$37,005
Vested and expected to vest at December 31, 2018	3,954	$4.69	6.13	$47,503

The weighted average grant date fair value per share of stock options granted in 2018, 2017 and 2016 were $5.34, $2.51 and $2.32, respectively. The total intrinsic value of options exercised in 2018, 2017 and 2016 were $7.6 million, $0.2 million and $0.6 million, respectively.
As of December 31, 2018, there was $3.5 million of unrecognized stock-based compensation cost related to non-vested options, which we expect to recognize over a weighted average period of 2.5 years.
Restricted Stock Awards (RSAs)
The following table summarizes RSA activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2015	480	$3.29
Granted	185	$4.21
Vested	(435)	$3.40
Non-vested balance at December 31, 2016	230	$3.82
Granted	143	$4.75
Vested	(214)	$3.81
Non-vested balance at December 31, 2017	159	$4.68
Granted	47	$14.35
Vested	(151)	$4.71
Non-vested balance at December 31, 2018	55	$12.83
The weighted average grant date fair value per share of RSAs granted in 2018, 2017 and 2016 were $14.35, $4.75 and $4.21, respectively. The total fair value of RSAs vested in fiscal 2018, 2017 and 2016 were $2.1 million, $1.0 million and $1.8 million respectively.
As of December 31, 2018, there was $0.3 million of unrecognized stock-based compensation cost related to non-vested RSAs, which we expect to recognize over a weighted average period of 0.4 years.

Restricted Stock Units (RSUs)
The following table summarizes RSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at January 1, 2016	545	$3.15
Granted	330	$4.10
Vested	(243)	$3.11
Forfeited/Expired	(15)	$2.74
Non-vested balance at December 31, 2016	617	$3.69
Granted	275	$4.22
Vested	(302)	$3.40
Forfeited/Expired	(30)	$4.12
Non-vested balance at December 31, 2017	560	$4.08
Granted	86	$10.56
Vested	(290)	$4.09
Forfeited/Expired	(8)	$4.73
Non-vested balance at December 31, 2018	348	$5.66
The weighted average grant date fair value per share of RSUs granted in 2018, 2017 and 2016 were $10.56, $4.22 and $4.10, respectively. The total fair value of RSUs vested in fiscal 2018, 2017 and 2016 were $2.9 million, $1.3 million and $1.0 million respectively.
As of December 31, 2018, there was $1.0 million of unrecognized stock-based compensation cost related to non-vested RSUs, which we expect to recognize over a weighted average period of 1.1 years.
Performance-Contingent Restricted Stock Units (PSUs)
The following table summarizes PSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at January 1, 2016	989	$2.94
Granted	629	$4.10
Vested	(482)	$2.89
Forfeited/Expired	(305)	$2.82
Non-vested balance at January 1, 2017	831	$3.88
Granted	276	$4.25
Vested	(651)	$3.84
Forfeited/Expired	(27)	$3.65
Non-vested balance at January 1, 2018	429	$4.20
Granted	306	$6.71
Vested	(495)	$4.16
Non-vested balance at December 31, 2018	240	$7.48
The weighted average grant date fair value per share of PSUs granted in 2018, 2017 and 2016 were $6.71, $4.25 and $4.10, respectively. The total fair value of PSUs vested in fiscal 2018, 2017, and 2016 were $5.4 million, $2.7 million, and $1.8 million, respectively.

As of December 31, 2018, there was $0.6 million of unrecognized stock-based compensation cost related to non-vested PSUs, which we expect to recognize over a weighted average period of 0.5 years.
Performance Based Options (PBOs)

We estimated the fair value of PBO using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarize the ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Year Ended December 31,
	2018	2017	2016
Expected life (years)	5.63	5.33	—
Volatility	60.3%	62.3%	—
Risk-free interest rate	5.6%	5.3%	—
Expected dividend yield	0.0%	0.0%	—

The following table summarizes PBO activities in 2018:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2016	—	$—
Granted	1,720	$2.54
Outstanding at December 31, 2017	1,720	$2.54
Granted	1,200	$5.02
Exercised	(84)	$2.54
Forfeited	(1,254)	$3.73
Outstanding at December 31, 2018	1,582	$3.47

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Exercisable at December 31, 2018	493	$4.60	5.60	$5,968
Vested and expected to vest at December 31, 2018	1,582	$6.24	5.44	$16,553
The total fair value of exercised PBOs was $0.2 million for 2018, zero for 2017 and zero for 2016. As of December 31, 2018, there was $1.2 million of unrecognized stock-based compensation cost related to non-vested PBOs, which we expect to recognize over a weighted average period of 0.9 years.

Note 10. Capital Stock
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

Note 11. 401(k) Plan
In January 2005, we implemented a 401(k) Plan covering certain employees. Currently, all of our United States based employees over the age of 18 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation up to a certain annual limit and contribute these amounts to the 401(k) Plan. We may make matching or other contributions to the 401(k) Plan on behalf of eligible employees. We recorded employer matching contributions expense of $0.6 million, $0.6 million and $0.4 million in 2018, 2017, and 2016, respectively.
Note 12. Income Taxes
Our loss before provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(10,653)	$(22,994)	$(8,174)
Foreign	(262)	79	(424)
Loss before provision for income taxes	$(10,915)	$(22,915)	$(8,598)
The tax provision (benefit from) for the years ended December 31, 2018, 2017 and 2016 consists primarily of taxes attributable to foreign operations. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current provision (benefit):
Federal	$—	$—	$—
State	5	5	5
Foreign	(13)	64	(14)
Total current provision (benefit)	(8)	69	(9)
Deferred provision (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(29)	12	(31)
Total deferred provision (benefit)	(29)	12	(31)
Provision for (benefit from) income taxes	$(37)	$81	$(40)

Reconciliation of the provision for income taxes calculated at the statutory rate to our provision for (benefit from) income taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax benefit at federal statutory rate	$(2,292)	$(7,791)	$(2,924)
State taxes	222	48	127
Research and development credits	(499)	(399)	(161)
Foreign operations taxed at different rates	(17)	(2)	30
Stock-based compensation	(2,587)	(216)	327
Other nondeductible items	(3)	326	405
Executive compensation	838	73	255
Change in valuation allowance	4,301	(26,058)	1,901
Change in statutory tax rate	—	34,100	—
Provision for (benefit from) income taxes	$(37)	$81	$(40)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$60,455	$53,901
Credits	7,174	6,221
Deferred revenues	1,879	3,334
Stock-based compensation	2,967	2,872
Reserves and accruals	1,876	2,028
Depreciation	1,376	1,573
Intangible assets	2,557	3,172
Capital losses	576	576
Unrealized gain/loss	297	295
Other assets	83	78
Total deferred tax assets:	79,240	74,050
Deferred tax liabilities:
Other	(64)	(115)
Total deferred tax liabilities:	(64)	(115)
Valuation allowance	(79,222)	(74,010)
Net deferred tax liabilities	$(46)	$(75)
ASC Topic 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance against our deferred tax assets. Accordingly, the net deferred tax assets in all our jurisdictions have been fully reserved by a valuation allowance. The change in valuation allowance differs from the amount included the rate reconciliation table due to the deferred tax impact of the adoption of ASC 606, which resulted in a $0.9 million adjustment to opening accumulated deficit before the offsetting change in valuation allowance. The net valuation allowance increased by $5.2 million during the year ended December 31, 2018; and decreased by $20.4 million during the year ended December 31, 2017; and increased by $1.9 million during the year ended December 31, 2016, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
The following table sets forth our federal, state and foreign NOL carryforwards and federal research and development tax credits as of December 31, 2018 (in thousands):

	December 31, 2018
	Amount	Expiration Years
Net operating losses, federal	$254,208	2022-2038
Net operating losses, state	115,420	2018-2038
Tax credits, federal	7,430	2022-2038
Tax credits, state	9,121	Do not expire
Net operating losses, foreign	383	Various
Current U.S. federal and California tax laws include substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize NOLs and tax credit carryforwards may be limited as a result of such ownership changes. We performed an analysis in 2018 and determined that there was not a limitation that would result in the expiration of carryforwards before they are utilized.
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided in ASC Topic 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from available-for-sale securities recorded as a component of other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. For the year ended December 31, 2018, we did not record a tax expense in other comprehensive income related to available-for-sale securities.
In 2014, we determined that the undistributed earnings of our India subsidiary will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $0.1 million as of December 31, 2018, for local taxes that would be incurred upon repatriation. We have not provided for U.S. federal and state income taxes on all of the remaining non-U.S. subsidiaries’ undistributed earnings as of December 31, 2018 as the remaining foreign jurisdictions are in an accumulative loss position.
We apply the provisions of ASC Topic 740 to account for uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Rollforward Table (at Gross): As of
	December 31,
	2018	2017	2016
Balance at beginning of year	$9,422	$8,566	$8,152
Additions based on tax positions related to current year	1,087	880	459
Reductions to tax provision of prior years	(529)	(24)	(45)
Balance at end of year	$9,980	$9,422	$8,566
We recognize interest and penalties as a component of our income tax expense. Total interest and penalties recognized in the consolidated statement of operations was $37 thousand, $31 thousand and $35 thousand, respectively, in 2018, 2017 and 2016. Total penalties and interest recognized in the balance sheet was $0.4 million and $0.3 million, respectively, in 2018 and 2017. The total unrecognized tax benefits that, if recognized currently, would impact our company’s effective tax rate were $0.3 million and $0.4 million as of December 31, 2018 and 2017, respectively. We do not expect any material changes to our uncertain tax positions within the next 12 months. We are not subject to examination by United States federal or state tax authorities for years prior to 2002 and foreign tax authorities for years prior to 2012.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Act made broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (vii) creating a tax on global intangible low-taxed income (GILTI) of foreign subsidiaries; (viii) creating a new limitation on deductible interest expense; (ix) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (x) modifying the officer’s compensation limitation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided a measurement period of up to one year from the enactment date of the Tax Act for companies to complete the accounting for the Tax Act and its related impacts. In 2018, we completed our accounting for the Tax Act. The income tax effects of the Tax Act for which the accounting is now completed include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have completed our accounting for the income tax effects under the Tax Act that are relevant to us and required to be recorded and disclosed pursuant to FASB ASC 740, Income Taxes. Accordingly, any and all provisional amounts previously recorded in accordance with SEC Staff Accounting Bulletin No. 118 have been adjusted to reflect their final amounts.

Beginning in 2018, the GILTI provisions in the Tax Act require us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Per guidance issued by the FASB, companies can either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both are acceptable methods subject to an accounting policy election. On December 31, 2018, we finalized our policy and have elected to use the period cost method for GILTI. In 2018, we did not incur any GILTI inclusion as our foreign subsidiaries generated losses.

The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum base erosion anti-abuse tax if greater than regular tax. In 2018, our company was not subject to BEAT as it did not meet the requirements to be subject to BEAT.

Note 13. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 107,200 square feet of office and laboratory space in four buildings within the same business park of Metropolitan Life Insurance Company ("MetLife"). Our lease (“Lease”) with MetLife includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the “Penobscot Space”), approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”), approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”), and approximately 29,900 square feet of space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”).
We entered into the initial lease with MetLife for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the Lease, with the lease amendment ("Seventh Amendment") in October 2016 which, for one of our buildings, waived our existing asset retirement obligation, and extended the lease term to January 2022. The various terms for the spaces under the lease have expiration dates that range from January 2020 through January 2022. Beginning in February 2014, we have subleased certain office and laboratory space to different subtenants with separate options to extend the subleases. These subleases will expire in November 2019.
In February 2019, we entered into the eighth amendment to the Lease ("Eighth Amendment") with MetLife to extend the lease terms for the Penobscot Space, the Building 2 Space and the Chesapeake Space for another 88 months. The lease on the Saginaw Space will expire in January 2020. The lease terms for the Penobscot Space and Building 2 Space have an expiration date of May 2027. The lease term for the 501 Chesapeake Space has an expiration date of May 2029. Refer to Note 16, "Subsequent Events" for more details.
We incurred $3.6 million of capital improvement costs related to the facilities leased from MetLife through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord for the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligations were $0.5 million and $0.9 million at December 31, 2018 and 2017, respectively, and are reflected as liabilities on the consolidated balance sheets. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of December 31, 2018 and 2017, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in 2018 and 2017.

Pursuant to the terms of the 7th amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $0.7 million as of December 31, 2018 and 2017, which is recorded as non-current restricted cash on the consolidated balance sheets. See Note 13, “Commitments and Contingencies.” Pursuant to the terms of the Eighth Amendment, the amended letter of credit in the amount of $1.1 million is collateralized by deposit balances held by the bank in 2019.
Rent expense was $3.2 million, $3.2 million and $2.9 million in 2018, 2017 and 2016, respectively, partially offset by sublease income of $1.1 million, $1.4 million and $1.2 million, respectively.
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
Leases
Future minimum payments under non-cancellable capital and operating leases at December 31, 2018 are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2019	$252	$3,280
2020	61	712
2021	—	490
2022	—	41
2023	—	—
Total minimum lease payments (1)	313	$4,523
Less: amount representing interest	(10)
Present value of capital lease obligations	303
Less: current portion	(242)
Long-term portion of capital leases	$61

(1)	Minimum payments have not been reduced by future minimum sublease rentals of $0.9 million to be received under non-cancellable subleases.
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

The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December, 2022	April 2016	$1,458
Service agreement for stability study	July 2017	331
Service agreement for clinical trial	December 2017	1,258
Total other commitments		$3,047
Credit Facility
Effective June 30, 2017, we entered into a credit facility (the “Credit Facility”) consisting of term loans (“Term Debt”) totaling up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) totaling up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At December 31, 2018, we have not drawn from the Credit Facility. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. We may draw on the Term Debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On October 1, 2022, any loans for Term Debt mature and the Revolving Line of Credit terminates. The Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
The Credit Facility allows for interest-only payments on the Term Debt through November 1, 2020. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time. Prepayments of Term Debt and early termination of the Revolving Line of Credit are subject to prepayment and final payment fees are as follows:

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
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictions which require us to comply with certain financial covenants including achieving consolidated product revenues levels at minimum levels as set forth in the Credit Facility through December 2018 and on and after January 2019, in each case unless we maintain certain minimum cash levels with the lender in an amount equal to or greater than six times the sum of the average six-month trailing operating cash flow net outlay plus the average monthly principal due and payable in the immediately succeeding three-month period. The Credit Facility places various restrictions on our company’s transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens and selling assets and permitted assets to be held at foreign subsidiaries above specified caps, in each case subject to certain exceptions. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At December 31, 2018, we were in compliance with the covenants for the Credit Facility.

As further discussed in Note 16, “Subsequent Events”, in February 2019, we entered into the eighth lease amendment of our business premises (the “Eighth Amendment”). Pursuant to the terms of the Eighth Amendment, we exercised an option to deliver a $1.1 million letter of credit to the lessor in lieu of a security deposit. In January 2019, we entered into the Fifth Amendment to the Credit Facility, which amended certain restrictive covenants with respect to letters of credit made in connection with the leasing of real property.
Legal Proceedings
We are not currently a party to any material pending litigation or other material legal proceedings.
In February 2018, we and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, "EnzymeWorks"), Junhua Tao, and Andrew Tao reached a settlement concerning the lawsuit filed by us in February 2016 against EnzymeWorks, Junhua Tao, and Andrew Tao in the United States District Court for the Northern District of California. The parties have entered into a settlement agreement, the terms of which are confidential. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice. EnzymeWorks appealed the sanctions levied against them by Judge Orrick to the Federal Circuit and filed its opening brief on May 30, 2018. On July 9, 2018, Codexis filed its response brief, and EnzymeWorks filed its reply on July 30, 2018. On February 8, 2019, the Federal Circuit panel of judges assigned to the case issued an opinion affirming the lower court’s ruling and remanding the case to the lower court on jurisdictional grounds to vacate the order to which the parties had earlier stipulated.
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
Exela PharmSci, Inc. (“Exela”)
We entered into a commercialization agreement with Exela in 2007. Under the license agreement, as amended, we and Exela cross-licensed certain technology relating to the manufacture of argatroban, an API, in exchange for rights to certain sublicensing fees or development payments and profit sharing. The revenue sharing arrangement was terminated in December 2017.
Thomas R. Baruch, one of our directors, serves on the board of directors of Exela, and is a retired general partner in Presidio Partners 2007, L.P., which owns over 10% of Exela’s outstanding capital stock. As such, Mr. Baruch has an indirect pecuniary interest in the shares of Exela held by Presidio Partners 2007, L.P.
We had no revenue from transactions with Exela in 2018. We recognized $2.6 million in 2017 and $2.2 million in 2016 as research and development revenue from transactions with Exela. We had no receivables at December 31, 2018 and $1.6 million of receivables due from Exela at December 31, 2017.
AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca PLC, to Alfa Aesar, which is a purchasing agent of AstraZeneca PLC, and also to Asymchem Life Science Co, Ltd, which is a contract manufacturer for AstraZeneca PLC.
We recognized product revenue of $0.6 million in 2018, $0.1 million in 2017 and de minimis revenue in 2016 from transactions with AstraZeneca PLC. We recognized no revenue from transactions with Alfa Aesar in 2018 and 2017 and $0.4 million of product revenue in 2016. We recognized de minimis revenue from Asymchem Life Science Co, Ltd in 2018, $75 thousand in 2017, and de minimis revenue in 2016. At December 31, 2018, we had $0.2 million of receivables and at December 31, 2017, we had $0.1 million of receivables due from AstraZeneca, PLC. At December 31, 2018, we had no receivables and at December 31, 2017, we had $0.1 million of receivables due from Asymchem Life Science Co, Ltd. At December 31, 2018 and 2017, we had no receivables due from Alfa Aesar.

Note 15. Segment, Geographical and Other Revenue Information
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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license for the global development and commercialization of CDX-6114 for the management of PKU. The exercise of the option triggers a $3 million milestone payment. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details.
We have also developed a pipeline of other biotherapeutic drug candidates in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.

For the year ended December 31, 2018, primarily all revenues related to the Novel Biotherapeutics segment were generated from our collaboration with customer projects. There was no revenue related to the Novel Biotherapeutics segment in the year ended December 31, 2017. Novel Biotherapeutics had no operational activity in the year ended December 31, 2016.
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

The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$25,590	$—	$25,590	$26,685	$—	$26,685
Research and development revenue	21,483	13,521	35,004	15,648	7,691	23,339
Total revenues	47,073	13,521	60,594	42,333	7,691	50,024
Costs and operating expenses:
Cost of product revenue	12,620	—	12,620	14,327	—	14,327
Research and development(1)	18,924	10,185	29,109	16,847	12,107	28,954
Selling, general and administrative	7,538	771	8,309	7,371	—	7,371
Total segment costs and operating expenses	39,082	10,956	50,038	38,545	12,107	50,652
Income (loss) from operations	$7,991	$2,565	$10,556	$3,788	$(4,416)	$(628)
Corporate costs (2)			(20,324)			(21,245)
Depreciation			(1,147)			(1,042)
Loss before income taxes			$(10,915)			$(22,915)
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

The following table provides stock-based compensation expense included in income (loss) from operations by segment (in thousands):

	2018			2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$2,591	$338	$2,929	$2,306	$208	$2,514
Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues For The Years Ended December 31,
	2018	2017	2016
Merck	29%	28%	47%
Nestlé Health Science	22%	15%	*
Tate & Lyle	13%	11%	*
Novartis	*	14%	*
GSK	*	*	22%

Customers that each accounted for 10% or more of our accounts receivable balance for the period presented were as follows:

	Percentage of Accounts Receivables As Of December 31,
	2018	2017
Merck	37%	31%
Nestlé Health Science	17%	*
Tate & Lyle	*	16%
Novartis	11%	15%
Kyorin Pharmaceutical Co Ltd	16%	*
Exela PharmaSci, Inc.	*	14%
* Percentage was less than 10%
Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues
Americas	$15,370	$15,575	$23,126
EMEA	22,361	19,610	17,138
APAC	22,863	14,839	8,573
Total revenues	$60,594	$50,024	$48,837

Identifiable long-lived assets by location and goodwill by reporting unit as of year-end were as follows (in thousands):

	December 31,
	2018	2017
Long-lived assets
United States	$4,759	$2,815

	December 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total

Goodwill	$2,463	$778	$3,241

Note 16. Subsequent Events
Operating Leases
In February 2019, we entered into the eighth lease amendment ("Eighth Amendment") with MetLife to extend the lease term for the Penobscot Space, the Building 2 Space and the 501 Chesapeake Space for another 88 months. The various terms for these properties have expiration dates that range from May 2027 to May 2029. The terms include an optional renewal period of 5 years after the expiration date based on fair market rates for comparable transactions in the geographic area described in the Eighth Amendment. The Eighth Amendment requires us to install certain improvements to the buildings. On completion of the improvements to the building, the landlord will reimburse us up to a contractually specified amount and the landlord will become the owner of the improvements. Pursuant to the terms of the Eighth Amendment, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letters of credit are collateralized by deposit balances held by the bank in the amount of $1.1 million in 2019. These deposits will be recorded as restricted cash on the consolidated balance sheets. Total future minimum lease payments under the Eighth Amendment is $32.9 million.
FDA Approval and Nestlé Health Science Exercises Option for Exclusive Global License to CDX-6114
In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States.
In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products based on the our novel, orally delivered enzyme IND for the management of phenylketonuria. Nestlé Health Science was granted this option under the Development, Option and Licensing Agreement with Codexis announced in October 2017. The exercise of the option triggered a $3 million milestone payment from Nestlé Health Science to Codexis. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019.

Selected Quarterly Financial Data (Unaudited)
The following table provides the selected quarterly financial data for 2018 and 2017:
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Quarter Ended (1)
	December 31, 2018 (3)	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017 (3)	September 30, 2017	June 30, 2017	March 31, 2017

Revenues:
Product revenue	$7,299	$8,405	$3,723	$6,163	$7,551	$6,948	$6,600	$5,586
Research and development revenue	8,769	8,541	9,815	7,879	14,171	3,036	3,747	2,385
Total revenues	$16,068	$16,946	$13,538	$14,042	$21,722	$9,984	$10,347	$7,971
Costs and operating expenses:
Cost of product revenue	$2,393	$3,791	$2,611	$3,825	$3,559	$3,976	$3,790	$3,002
Research and development	7,513	7,917	7,370	7,178	9,417	8,055	6,348	5,839
Selling, general and administrative	6,806	7,344	7,395	7,746	7,867	7,989	6,546	6,606
Total costs and operating expenses	$16,712	$19,052	$17,376	$18,749	$20,843	$20,020	$16,684	$15,447
Income (loss) from operations	$(644)	$(2,106)	$(3,838)	$(4,707)	$879	$(10,036)	$(6,337)	$(7,476)
Income (loss) before income taxes	$(486)	$(1,987)	$(3,746)	$(4,696)	$919	$(10,076)	$(6,322)	$(7,436)
Net income (loss)	$(461)	$(1,988)	$(3,735)	$(4,694)	$970	$(10,226)	$(6,280)	$(7,460)
Net income (loss) per share, basic	$(0.01)	$(0.04)	$(0.07)	$(0.10)	$0.02	$(0.21)	$(0.13)	$(0.18)
Net income (loss) per share, diluted	$(0.01)	$(0.04)	$(0.07)	$(0.10)	$0.02	$(0.21)	$(0.13)	$(0.18)
Weighted average common shares used in computing net income (loss) per share, basic (2)	53,973	53,597	52,787	48,385	48,187	48,147	47,232	41,250
Weighted average common shares used in computing net income (loss) per share, diluted(2)	53,973	53,597	52,787	48,385	50,599	48,147	47,232	41,250

(1)	Amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts due to rounding differences.
(2)	The full year net loss per share of common stock, basic and diluted, may not equal the sum of the quarters due to weighting of outstanding shares.
(3)
PSUs, PBOs, and cash bonus awards are granted to certain employees and executives and are subject to our performance in achieving pre-determined criteria approved by our board of directors. Based on the actual achievement of the annual goals, we updated the calculation of the annual expense in the fourth quarter which resulted in true-up adjustments of approximately $(0.5) million in 2018 and $0.1 million in 2017, primarily in selling, general and administrative expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. We reviewed the results of management’s assessment with our Audit Committee.
Our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Effective January 1, 2018, we adopted the provisions of Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606) and the related amendments (“ASC 606”). In response, we have updated and enhanced our internal accounting processes and our internal controls over financial reporting to ensure that we maintain adequate internal controls over financial reporting. This has required, and will continue to require, additional investments by us. There were no other significant changes to our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and our Nominating and Corporate Governance Committee, and our Audit Committee is incorporated by reference from the information that will be set forth in the sections under the headings “Election of Directors,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2019 (the “2019 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information that will be set forth in the 2019 Proxy Statement under the headings “Executive Compensation,” and “Corporate Governance Matters.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information that will be set forth in the 2019 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Information Concerning Voting and Solicitation—Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information that will be set forth in the 2019 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information that will be set forth in the 2019 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

10.1A*	Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of February 1, 2004.

10.1B*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of June 1, 2004.

10.1C*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 9, 2007.

10.1D*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 31, 2008.

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

10.1H
Seventh Amendment to Lease by and between the Company and Metropolitan Life Insurance Company dated as of October 11, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 8, 2016).

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
10.5B+
Form of Amended and Restated Change of Control Severance Agreement by and between Codexis, Inc. and certain of its officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 14, 2016).

10.5C+
Form of Amendment to Change of Control Severance Agreement by and between Codexis, Inc. and certain of its officers (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 15, 2018).

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

10.8B+	Separation Agreement by and between Michael Aldridge and the Company, dated August 17, 2018.

10.9+
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

10.10D+
Amendment to Employment Agreement between the Company and John Nicols, dated April 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.10E+
Amendment to Employment Agreement between the Company and John Nicols, dated November 16, 2017 (incorporated by reference to Exhibit 10.8E to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018).

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

Exhibit No.	Description

10.11D
Amendment No. 3 to Sitagliptin Catalysts Supply Agreement between Merck Sharp and Dohme Corp. and the Company dated as of December 17, 2015 (incorporated by reference to Exhibit 10.11D to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 8, 2016).

10.11E
Amendment No. 4 to Sitagliptin Catalysts Supply Agreement, effective as of January 1, 2016, by and between the Company and Merck Sharp and Dohme Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 8, 2016).

10.12A†
Global Development, Option and License Agreement by and among the Company, Nestec Ltd. and Nestlé Health Science S.A., effective as of October 12, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.12B†	Amendment No. 1 to Global Development, Option and License Agreement by and among the Company, Nestec Ltd. and Nestlé Health Science S.A., effective as of July 26, 2018.

10.12C†	Letter Agreement to Global Development, Option and License Agreement by and among the Company, Nestec Ltd. and Nestle Health Science S.A., effective as of December 12, 2018.

10.13†
Platform Technology Transfer, Collaboration and License Agreement by and between the Company and GlaxoSmithKline Intellectual Property Limited, effective as of July 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2014, filed on November 6, 2014).

10.14†
Platform Technology Transfer and License Agreement by and between the Company and Merck Sharp & Dohme Corp., dated as of August 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2015, filed on November 6, 2015).

10.14A†	Amendment No. 1 to Platform Technology Transfer and License Agreement by and between the Company and Merck Sharp & Dohme Corp., dated as of October 10, 2018.

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

10.15B†
Second Amendment to Loan and Security Agreement effective as of November 7, 2017 by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.15B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 15, 2018).

10.15C†
Third Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 9, 2018).

10.15D†
Fourth Amendment to Loan and Security Agreement effective as of September 28, 2018 by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed November 9, 2018).

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries.

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 and (vi) Notes to Consolidated Financial Statements.

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

CODEXIS, INC.

Date:	March 1, 2019	By:	/s/ John J. Nicols
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

SIGNATURE	TITLE		DATE

/s/ John J. Nicols	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	March 1, 2019
John J. Nicols

/s/ Gordon T. B. Sangster	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	March 1, 2019
Gordon T. B. Sangster

/s/ Bernard J. Kelley	Chairman of the Board of Directors	Date:	March 1, 2019
Bernard J. Kelley

/s/ Thomas R. Baruch	Chairman Emeritus, Director	Date:	March 1, 2019
Thomas R. Baruch

/s/ Pam P. Cheng	Director	Date:	March 1, 2019
Pam P. Cheng

/s/ Byron L. Dorgan	Director	Date:	March 1, 2019
Byron L. Dorgan

/s/ Kathleen S. Glaub	Director	Date:	March 1, 2019
Kathleen S. Glaub

/s/ David V. Smith	Director	Date:	March 1, 2019
David V. Smith

/s/ Dennis P. Wolf	Director	Date:	March 1, 2019
Dennis P. Wolf

/s/ Patrick Y. Yang	Director	Date:	March 1, 2019
Patrick Y. Yang