Form 10-Q
period 2019-03-31
CODEXIS INC
filed 2019-05-08
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CDXS	The Nasdaq Global Select Market

As of April 30, 2019, there were 54,540,929 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$47,322	$53,039
Accounts receivable, net of allowances of $34 at March 31, 2019 and December 31, 2018	12,604	11,551
Unbilled receivables, current	1,923	1,916
Inventories	633	589
Prepaid expenses and other current assets	1,232	1,068
Contract assets	—	35
Total current assets	63,714	68,198
Restricted cash	1,785	1,446
Equity securities	484	588
Right-of-use assets - Operating leases, net	25,913	—
Right-of-use assets - Finance leases, net	438	—
Property and equipment, net	4,535	4,759
Goodwill	3,241	3,241
Other non-current assets	1,013	1,051
Total assets	$101,123	$79,283
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,180	$3,050
Accrued compensation	6,469	5,272
Other accrued liabilities	7,127	4,855
Current portion of lease obligations - Operating leases	1,091	—
Current portion of lease obligations - Finance leases	233	—
Deferred revenue	1,554	4,936
Total current liabilities	18,654	18,113
Deferred revenue, net of current portion	3,797	3,352
Long-term lease obligations - Operating leases	26,133	—
Long-term lease obligations - Finance leases	9	61
Lease incentive obligation, net of current portion	—	35
Other long-term liabilities	1,320	1,416
Total liabilities	49,913	22,977

Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 54,541 shares and 54,065 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	386,815	386,775
Accumulated deficit	(335,610)	(330,474)
Total stockholders' equity	51,210	56,306
Total liabilities and stockholders' equity	$101,123	$79,283
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product revenue	$7,988	$6,163
Research and development revenue	7,595	7,879
Total revenues	15,583	14,042
Costs and operating expenses:
Cost of product revenue	4,391	3,825
Research and development	8,016	7,178
Selling, general and administrative	8,415	7,746
Total costs and operating expenses	20,822	18,749
Loss from operations	(5,239)	(4,707)
Interest income	231	71
Other expenses, net	(125)	(60)
Loss before income taxes	(5,133)	(4,696)
Provision for (benefit from) income taxes	3	(2)
Net loss	$(5,136)	$(4,694)

Net loss per share, basic and diluted	$(0.09)	$(0.10)
Weighted average common stock shares used in computing net loss per share, basic and diluted	54,170	48,385

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	For the Three Months Ended March 31, 2018
	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	48,365	$5	$340,079	$(472)	$(315,065)	$24,547
Exercise of stock options	79	—	435	—	—	435
Release of stock awards	778	—	—	—	—	—
Employee stock-based compensation	—	—	1,958	—	—	1,958
Non-employee stock-based compensation	—	—	22	—	—	22
Taxes paid related to net share settlement of equity awards	(297)	—	(3,140)	—	—	(3,140)
Cumulative effect of change in accounting principles (1)	—	—	—	472	(4,532)	(4,060)
Net loss	—	—	—	—	(4,694)	(4,694)
Balance at March 31, 2018	48,925	$5	$339,354	$—	$(324,291)	$15,068

(1) Cumulative effect of change in accounting principles includes: Accounting Standards Update 2014-9 (Topic 606), of $4.1 million and Accounting Standards Update 2016-01 (Subtopic 825-10), of $0.5 million.

	For the Three Months Ended March 31, 2019
	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at January 1, 2019	54,065	$5	$386,775	$—	$(330,474)	$56,306
Exercise of stock options	219	—	776	—	—	776
Release of stock awards	402	—	—	—	—	—
Employee stock-based compensation	—	—	2,063	—	—	2,063
Taxes paid related to net share settlement of equity awards	(145)	—	(2,799)	—	—	(2,799)
Net loss	—	—	—	—	(5,136)	(5,136)
Balance at March 31, 2019	54,541	$5	$386,815	$—	$(335,610)	$51,210

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in Thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(5,136)	$(4,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	319	238
Amortization expense - right-of-use assets - operating and finance leases	759	—
Loss on disposal of property and equipment	—	1
Stock-based compensation	2,063	1,980
Unrealized loss (gain) on investment in equity securities	103	(26)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,053)	3,603
Inventories	(44)	(177)
Prepaid expenses and other current assets	(163)	(427)
Contract assets	35	—
Unbilled receivables	(7)	287
Other non-current assets	38	—
Accounts payable	(999)	(975)
Accrued compensation	1,196	1,381
Other accrued liabilities	3,591	705
Other long term liabilities	(616)	(210)
Deferred revenue	(2,937)	(5,871)
Net cash used in operating activities	(2,851)	(4,185)
Investing activities:
Purchase of property and equipment	(445)	(16)
Net cash used in investing activities	(445)	(16)
Financing activities:
Proceeds from exercises of stock options	776	434
Payments of lease obligations - Finance leases	(59)	(58)
Taxes paid related to net share settlement of equity awards	(2,799)	(3,140)
Net cash used in financing activities	(2,082)	(2,764)
Net decrease in cash, cash equivalents and restricted cash	(5,378)	(6,965)
Cash, cash equivalents and restricted cash at the beginning of the period	54,485	32,776
Cash, cash equivalents and restricted cash at the end of the period	$49,107	$25,811

Supplemental disclosure of cash flow information
Interest paid	$22	$22
Income taxes paid	$—	$5
Purchase of property and equipment recorded in accounts payable and accrued expenses	$142	$15

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$47,322	$24,300
Restricted cash included in non-current assets	1,785	1,511
Total cash, cash equivalents and restricted cash at the end of the period	$49,107	$25,811

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business
In these notes to the unaudited condensed consolidated financial statements, the "Company," "we," "us," and "our" refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
We discover, develop and sell proteins that deliver value to our clients in a growing set of industries. We view proteins as a vast untapped source of value-creating materials, and we are using our proven technologies, which we have been continuously improving since our inception in 2002, to commercialize an increasing number of novel proteins, both as proprietary Codexis products and in partnership with our customers.
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

In April 2018, we entered into a strategic agreement (the "Porton Agreement") with Porton Pharma Solutions, Ltd. ("Porton") to license key elements of our CodeEvolver® protein engineering technology platform to Porton’s global custom intermediate and active pharmaceutical ingredients ("API") development and manufacturing business. This gives us access to a wide variety of small and medium-sized pharmaceutical customers.
We also use our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. Our first enzyme for this application is a DNA ligase which we began marketing to customers in 2018.
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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU which triggered a payment of $3.0 million to us. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019.
We have also developed a pipeline of other biotherapeutic drug candidates, which are in preclinical development, and in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K and are updated below as necessary.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2019, results of our operations for the three months ended March 31, 2019 and 2018, changes in stockholders' equity for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Accounting Standard Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASC 842) establishes a right-of-use ("ROU") model that requires a lessee to record a right-of-use asset and a lease obligation on the balance sheet for all leases with terms longer than 12 months. See "Recently Adopted Accounting Pronouncements" for details regarding the adoption of ASU 2016-02.
The unaudited interim condensed consolidated financial statements include the accounts of Codexis, Inc. and its wholly owned subsidiaries in the United States, India and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We regularly assess these estimates which primarily affect revenue recognition, accounts receivable, inventories, the valuation of marketable securities, goodwill arising out of business acquisitions, accrued liabilities, stock awards, and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements.
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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") lease assets, current portion of lease obligations, and long-term lease obligations on our balance sheets.
ROU lease assets represent our right to use an underlying asset for the lease term and lease obligations represent our obligation to make lease payments arising from the lease. Operating ROU lease assets and obligations are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term. We elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease obligations are not recognized for short-term leases.
Recent Accounting Pronouncements

Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (“ASC 842”), which is intended to improve financial reporting of leasing transactions by requiring lessees to recognize leases on balance sheets and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"; ASU 2018-10, "Codification Improvements to ASC 842, Leases"; and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." The new standard establishes a right-of-use ("ROU") model that requires lessees to record a ROU asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statement of operations. We adopted the new standard on January 1, 2019 using a modified retrospective approach and effective date method. We also elected the "package of practical expedients," which permit us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to us. Upon adoption, for operating leases, we recognized $26.6 million of ROU assets and $27.6 million of lease obligations, which represents the present value of the lease payments discounted using our incremental borrowing rate ("IBR") of 6.6%. For finance leases, we recognized $0.5 million of ROU assets and $0.3 million of lease obligations which represents the present value of the lease payments discounted using weighted-average implicit rate of 5.0%. These amounts, included the eighth amendment to the lease agreement disclosed in Note 11, "Commitments and Contingencies," were recorded in our unaudited condensed consolidated balance sheets on January 1, 2019.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects and will be effective for us beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively. We adopted ASU 2018-02 in the first quarter of 2019, and the adoption had no impact on our unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting," which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted ASU 2018-07 in the first quarter of 2019, and the adoption had no impact on our unaudited condensed consolidated financial statements.
In July 2018, the FASB issued ASU 2018-09, "Codification Improvements”, which represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this ASU include those made to: Subtopic 220-10, Income Statement-Reporting Comprehensive Income-Overall; Subtopic 470-50, Debt-Modifications and Extinguishments; Subtopic 480-10, Distinguishing Liabilities from Equity-Overall; Subtopic 718-740, Compensation-Stock Compensation-Income Taxes; Subtopic 805-740, Business Combinations-Income Taxes; Subtopic 815-10, Derivatives and Hedging-Overall; Subtopic 820-10, Fair Value Measurement-Overall; Subtopic 940-405, Financial Services-Brokers and Dealers-Liabilities; and Subtopic 962-325, Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. We adopted subtopics under ASU 2018-09 that are applicable to our Company which included subtopics 718-740 and 820-10 in the first quarter of 2019, and the adoption had no impact on our unaudited condensed consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our unaudited condensed consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The standard adds a new impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2016-13 on our unaudited condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU 2017-04 to have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect this standard to have any material impact on our unaudited condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606." ASU 2018-18 provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. In general, for public companies, the amendments in this standard are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We do not expect this standard to have any material impact on our unaudited condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect this standard to have any material impact on our unaudited condensed consolidated financial statements.

In January 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements". These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance (Issue #1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities (Issue #2). The ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard (Issue #3). In general, the amendments in ASU 2019-01 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. We are currently evaluating the impact of adopting ASU 2019-01 on our unaudited condensed consolidated financial statements and related disclosures.

Note 3. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers, the nature of the products and services and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments. The geographic regions that are tracked are the Americas (United States, Canada, Latin America), EMEA (Europe,

Middle East, Africa), and APAC (Australia, New Zealand, Southeast Asia, China).

	Three months ended March 31, 2019			Three months ended March 31, 2018
(in thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$7,988	$—	$7,988	$6,163	$—	$6,163
Research and development revenue	2,099	5,496	7,595	4,566	3,313	7,879
Total revenues	$10,087	$5,496	$15,583	$10,729	$3,313	$14,042

Primary geographical markets:
Americas	$2,838	$—	$2,838	$3,597	$—	$3,597
EMEA	2,230	5,496	7,726	1,679	3,313	4,992
APAC	5,019	—	5,019	5,453	—	5,453
Total revenues	$10,087	$5,496	$15,583	$10,729	$3,313	$14,042

Contract Balances
The following table presents changes in the contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	January 1, 2019 balance	Additions	Deductions (1)	March 31, 2019 balance
Contract Assets	$35	1,813	(1,848)	$—
Unbilled receivables, current	$1,916	423	(416)	$1,923
Unbilled receivables, non-current	$786	—	—	$786
Contract Costs	$42	—	(28)	$14
Contract Liabilities: Deferred Revenue	$8,288	1,386	(4,323)	$5,351
(1) The asset or liability balances are presented as a net position per contract and accordingly the deductions column includes the netting effect of presenting each contract on a net position basis as either a net liability or asset.
We had no asset impairment charges related to contract assets in the period.
During the three months ended March 31, 2019, we recognized the following revenues (in thousands):

Revenue recognized in the period from:	Three months ended March 31, 2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$2,385
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	136
Performance obligations satisfied from new activities in the period - contract revenue	13,062
Total revenue	$15,583

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2019. We did not recognize any revenue from performance obligations satisfied in previous periods.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts.

(in thousands)	2019	2020	2021 and Thereafter	Total
Product Revenue	$—	$2,409	$1,623	$4,032
Research and development revenue	1,319	—	—	1,319
Total	$1,319	$2,409	$1,623	$5,351

Note 4. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding, less restricted stock awards ("RSAs") subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common stock shares that would have been outstanding, assuming dilutive potential common stock shares had been issued for other dilutive securities. For periods of net loss, diluted and basic net loss per share are identical since potential common stock shares are excluded from the calculation, as their effect was anti-dilutive.
Anti-Dilutive Securities
In periods of net loss, the weighted average number of shares outstanding related to potentially dilutive securities, prior to the application of the treasury stock method, are excluded from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect.
The following shares were not included in the computation of diluted net loss per share (in thousands):

	Three months ended March 31,
	2019	2018
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	6,750	7,530

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
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.0 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, for various research projects under our collaborative arrangement.
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
In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we will install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term. As of March 31, 2019, none of the technology upgrades have been installed and no revenue has been recognized under the amendment.
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
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin catalyst purchased by Merck and to allow Merck to purchase a percentage of its requirements for sitagliptin catalyst from a specified third-party supplier. Merck received a distinct, functional license to manufacture a portion of its demand beginning January 1, 2018, which we recognized as research and development revenue. We recognized research and development revenue of zero and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.
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
We had a deferred revenue balance from Merck of $2.0 million at March 31, 2019 and $3.6 million at December 31, 2018. In addition, pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $5.3 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively, in product revenue under this agreement.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.8 million in December 2016, which we accordingly recorded as deferred revenue. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provides the customer material rights and we are recognizing revenues using the alternative method. As of March 31, 2019 and December 31, 2018, we had deferred revenue from the supply agreement of $2.0 million.

Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with Tate & Lyle Ingredients Americas LLC ("Tate & Lyle") to develop enzymes for use in the manufacture of Tate & Lyle’s zero-calorie TASTEVA® M Stevia sweetener. Under the agreement, we received an upfront payment of $3.0 million, which was recognized ratably over the maximum term of the services period of 21 months. Beginning January 1, 2018, we are recognizing revenue using a single measure of progress that depicts our performance in transferring the services. During the second quarter of 2018, Tate & Lyle opted to obtain additional development services that we completed by June 30, 2018 and we earned milestone payments upon completion of the services. We recognized zero and $1.4 million of revenue for the three months ended March 31, 2019 and 2018, respectively, for research and development services under the research and development agreement. As of March 31, 2019 and December 31, 2018, we had no deferred revenue from the development services agreement.
In April 2019, we entered into a multi-year commercial agreement with Tate & Lyle. (See Note 14, "Subsequent Events," for more details.)
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
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $1.3 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively, as research and development revenue. We had deferred revenue related to the development fees attributed to the milestone payment and up-front fees of $0.7 million at March 31, 2019 and $1.9 million at December 31, 2018.
In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, Nestlé Health Science is obligated to pay us $3.0 million which we recognized revenue for three months ended March 31, 2019 as research and development fees. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which is expected to be completed in the second quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the "Strategic Collaboration Agreement") pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $1.2 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. We had deferred revenue of $0.6 million and $0.8 million at March 31, 2019 and December 31, 2018, respectively.

Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement and as of December 31, 2018, we completed the technical transfer. We recognized no revenue for the three months ended March 31, 2019 and 2018, as research and development revenue. Revenue relating to the functional license provided to Porton was recognized at a point in time when control of the license transferred to the customer.
Note 6. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities at March 31, 2019 and at December 31, 2018 consisted of the following (in thousands):

	March 31, 2019
	Adjusted Cost	Gross Unrealized Gains (3)	Gross Unrealized Losses(3)	Estimated Fair Value
Money market funds (1)	$28,001	$—	$—	$28,001
Common shares of CO2 Solutions (2)	563	—	(79)	484
Total	$28,564	$—	$(79)	$28,485

	December 31, 2018
	Adjusted Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Estimated Fair Value
Money market funds (1)	$31,225	$—	$—	$31,225
Common shares of CO2 Solutions (2)	563	25	—	588
Total	$31,788	$25	$—	$31,813

(1) Money market funds are classified in cash and cash equivalents on our unaudited condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in equity securities on our unaudited condensed consolidated balance sheets.
(3) As a result of adopting ASU 2016-01, in 2018 and thereafter gross unrealized gains and gross unrealized losses related to our investment in CO2 Solutions were recognized in other expense, in our unaudited condensed consolidated statements of operations.
As of March 31, 2019, the total cash and cash equivalents balance of $47.3 million was comprised of money market funds of $28.0 million and cash of $19.3 million held with major financial institutions worldwide. As of December 31, 2018, the total cash and cash equivalents balance of $53.0 million was comprised of money market funds of $31.2 million and cash of $21.8 million held with major financial institutions worldwide.
In December 2009, we purchased 10,000,000 common shares of CO2 Solutions, a company based in Quebec, Canada, whose shares are publicly traded in Canada on TSX Venture Exchange. Our purchase represented approximately 16.6% of CO2 Solutions’ total common shares outstanding at the time of investment and was made in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. Our investment in CO2 Solutions is recorded at its fair value. See Note 7, “Fair Value Measurements.” Through March 31, 2019, we concluded that we did not have the ability to exercise significant influence over CO2 Solutions’ operating and financial policies.
On January 1, 2018, we adopted ASU 2016-01. Upon adoption, we reclassified the $0.5 million net unrealized loss from accumulated other comprehensive loss to our opening accumulated deficit. As of March 31, 2019, we recognized an unrealized loss of $0.1 million related to our investment in CO2 Solutions in other expense, in the unaudited condensed consolidated statements of operations.

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$28,001	$—	$—	$28,001
Common shares of CO2 Solutions	484	—	—	484
Total	$28,485	$—	$—	$28,485

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$31,225	$—	$—	$31,225
Common shares of CO2 Solutions	588	—	—	588
Total	$31,813	$—	$—	$31,813

We determine the fair value of Level 1 assets using quoted prices in active markets for identical assets. We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange, and we classified our investment in CO2 Solutions within the fair value hierarchy as Level 1 at March 31, 2019 and December 31, 2018, respectively, using the quoted prices in an active market to determine their fair value.

Note 8. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$58	$165
Work-in-process	158	47
Finished goods	417	377
Inventories	$633	$589

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Laboratory equipment (1)	$21,464	$21,328
Leasehold improvements	10,730	10,359
Computer equipment and software	3,663	3,954
Office equipment and furniture	1,442	1,272
Construction in progress (2)	175	939
Property and equipment	37,474	37,852
Less: accumulated depreciation and amortization	(32,939)	(33,093)
Property and equipment, net	$4,535	$4,759
(1) Fully depreciated laboratory equipment with a cost of $0.1 million and $0.3 million was retired during three months ended March 31, 2019 and the fiscal year ended December 31, 2018, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.

Goodwill
Goodwill had a carrying value of approximately $3.2 million at March 31, 2019 and December 31, 2018.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued purchases	$3,556	$1,492
Accrued professional and outside service fees	3,318	2,020
Deferred rent	—	343
Lease incentive obligation	—	425
Other	253	575
Total	$7,127	$4,855

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
In the first quarter of 2019, we awarded PSUs ("2019 PSUs") and PBOs ("2019 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, strategic advancement of biotherapeutics, cash balance and strategic plan development. As of March 31, 2019, we estimated that the 2019 PSUs and 2019 PBOs performance goals would be achieved at 100% of the target level, and recognized expenses accordingly.
In 2018, we awarded PSUs ("2018 PSUs") and PBOs ("2018 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including core business revenue growth, cash balance, new licensing collaborations, new research and development service revenue arrangements, technology advancement and novel therapeutic enzymes advancement. In the first quarter of 2019, we determined that the 2018 PSUs and 2018 PBOs performance goals had been achieved at 118% of the target level, and recognized expenses accordingly. Accordingly, one-half of the shares underlying the 2018 PSUs and PBOs vested in the first quarter of 2019 and one-half of the shares underlying the 2018 PSUs and PBOs will vest in the first quarter of 2020, in each case subject to the recipient’s continued service on each vesting date.
In 2017, we awarded PSUs ("2017 PSUs") and PBOs ("2017 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, fundraising, service revenue, new platform license revenue, and strategic advancement of biotherapeutics pipeline. In the first quarter of 2018, we determined that the 2017 PSU and PBO performance goals had been achieved at 134.2% of the target level, and recognized expenses accordingly. Accordingly, one-half of the shares underlying the 2017 PSUs and PBOs vested in the first quarter of 2018 and one-half of the shares underlying the 2017 PSUs and PBOs vested in the first quarter of 2019, in each case subject to the recipient’s continued service on each vesting date.
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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$388	$435
Selling, general and administrative	1,675	1,545
Total	$2,063	$1,980

The following table presents total stock-based compensation expense by security types included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$554	$472
RSUs and RSAs	461	452
PSUs	391	409
PBOs	657	647
Total	$2,063	$1,980
As of March 31, 2019, unrecognized stock-based compensation expense, net of expected forfeitures, was $6.1 million related to unvested employee stock options, $1.2 million related to unvested RSUs and RSAs, $1.3 million related to unvested PSUs, and $4.0 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense will be recognized through the year of 2022.
Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options and PBOs granted were as follows:

	Three Months Ended March 31,
	2019	2018

Expected term (in years)	5.6	5.6
Volatility	56%	60%
Risk-free interest rate	2.49%	2.70%
Dividend yield	—%	—%
Weighted-average estimated fair value of stock options granted	$11.44	$5.02

Note 10. Capital Stock
Exercise of Options
For the three months ended March 31, 2019 and 2018, 218,572 and 78,859 shares, respectively, were exercised at a weighted-average exercise price of $3.55 and $6.49 per share, respectively, with net cash proceeds of $0.8 million and $0.4 million, respectively.

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
We entered into the initial lease with MetLife for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the Lease. The lease amendment ("Seventh Amendment") in October 2016 waived our existing asset retirement obligation for one of our buildings and extended the lease term to January 2022. The various terms for the spaces under the lease have expiration dates that range from January 2020 through January 2022.

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
We incurred $3.6 million of capital improvement costs related to the facilities leased from MetLife through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord for the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligations were zero and $0.5 million at March 31, 2019 and December 31, 2018, respectively. Prior to adoption of ASC 842, lease incentive obligation were reflected as liabilities on the unaudited condensed consolidated balance sheets. Upon adoption of ASC 842, lease incentive obligations were cleared to zero to create our right-of-use assets related to operating lease, reflected on the unaudited condensed consolidated balance sheets. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of March 31, 2019 and December 31, 2018, respectively, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three months ended March 31, 2019 and March 31, 2018.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively. These deposits are recorded as restricted cash on the unaudited condensed consolidated balance sheets.
Rent expense was $1.2 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively, partially offset by sublease income of $0.2 million and $0.3 million, respectively.
Finance Leases
In December 2016, we entered into a three-year financing lease agreement with a third party supplier for the purchase of laboratory equipment that was partially financed through a finance lease of approximately $0.4 million. The lease became effective upon delivery of the equipment, which occurred in February 2017, and the term of the lease is three years from the effective date. This financing agreement was accounted for as a capital lease due to the bargain purchase option at the end of the lease.
In April 2017, we entered into a three-year financing lease agreement with a third party supplier for the purchase of information technology equipment for approximately $0.3 million. The effective date of the lease was May 19, 2017 and the term of the lease is three years. This financing agreement was accounted for as a finance lease due to the bargain purchase option at the end of the lease.
Adoption of ASC 842
On January 1, 2019, we adopted ASC 842, using a modified retrospective approach and effective date method per adoption of ASU 2018-11. We completed the full analysis by January, 2019 and we evaluated the right-of-use (ROU) assets and lease obligations using the incremental borrowing rate (IBR) at December 31, 2018 because the implicit rate is not readily determinable in the lease agreement. Upon adoption of ASC 842, all existing leases will be classified as either operating lease or finance lease. All existing leases that were classified as capital leases in accordance with Topic 840 will be classified as finance leases. We recorded $26.6 million of ROU assets and $27.6 million of lease obligations for operating leases and $0.5 million of ROU assets and $0.3 million of lease obligations for finance leases in the balance sheet at the beginning of 2019.
Practical Expedients, Elections, and Exemptions
We used a practical expedient available under ASC 842-10-65-1(f) that permits us not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases (for example, all existing leases that were classified as operating leases in accordance with ASC 840 will be classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 will be classified as finance leases); and not to reassess initial direct costs for any existing leases.
On January 1, 2019, we also made an accounting policy election (by class of underlying asset to which the right of use relates) to apply accounting to leases that meet ASC 842’s definition of a short-term lease (i.e., the short-term lease exemption). A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
The following table shows the reconciliation of right-of-use assets and lease obligations, with balances reflecting the adoption of ASC 842, related to both operating leases and finance leases and gives effect to the modified retrospective adoption and effective date method of the lease guidance on January 1, 2019 (in thousands):

	Operating leases	Finance Leases
Right-of-use assets, balance at December 31, 2018	$—	$—
Changes in the period:
Right-of-use assets created upon adoption of ASC 842	26,617	493
Right-of-use assets, balance at January 1, 2019	$26,617	$493

Lease obligations, balance at December 31, 2018	$—	$—
Changes in the period:
Lease obligations created upon adoption of ASC 842	27,562	302
Lease obligations, balance at January 1, 2019	$27,562	$302

Lease related expenses under non-cancellable finance and operating leases and under non-cancellable subleases as follows (in thousands except discount rate and lease term):

Three months ended March 31, 2019
Lease costs
Finance lease cost:
Amortization of right-of-use assets	$54
Interest on lease obligations	4
Operating lease cost	1,178
Sublease income	(211)
Total lease cost	$1,025

Other information
Weighted-average remaining lease term (in years):
Finance leases	1.0
Operating leases	8.3

Weighted-average discount rate:
Finance leases	5.0%
Operating leases	6.6%

Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases	$812
Operating cash flows from finance leases	$4
Financing cash flows from finance leases	$59

As of March 31, 2019, under ASC 842, maturity analysis of annual undiscounted cash flows of the non-cancellable finance and operating leases as follows (in thousands):

Years ending December 31,	Finance Leases	Operating Leases
2019 (remaining 9 months)	$189	$2,469
2020	61	2,816
2021	—	4,197
2022	—	4,285
2023	—	4,589
2024 and thereafter	—	18,220
Total minimum lease payments (1)	$250	$36,576
Less: imputed interest	(8)	(9,352)
Lease Obligations	$242	$27,224
(1) Minimum payments have not been reduced by future minimum sublease rentals of $0.7 million to be received under non-cancellable subleases at March 31, 2019.

As of December 31, 2018, under ASC 840, maturity analysis of annual undiscounted cash flows of the non-cancellable capital and operating leases as follows (in thousands):

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,310
Service agreement for clinical trial	December 2017	455
Total other commitments		$1,765
Credit Facility
Effective June 30, 2017, we entered into a credit facility (the "Credit Facility") consisting of term loans ("Term Debt") totaling up to $10.0 million, and advances ("Advances") under a revolving line of credit ("Revolving Line of Credit") totaling up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At March 31, 2019, we have not drawn from the Credit Facility. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. We may draw on the Term Debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On October 1, 2022, any loans for Term Debt mature and the Revolving Line of Credit terminates. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.

The Credit Facility allows for interest-only payments on Term Debt through November 1, 2020. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictions which require us to comply with certain financial covenants including achieving consolidated product revenues levels at minimum levels as set forth in the Credit Facility unless we maintain certain minimum cash levels with the lender in an amount equal to or greater than six times the sum of the average six-month trailing operating cash flow net outlay plus the average monthly principal due and payable in the immediately succeeding three-month period. The Credit Facility places various restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, and selling assets and permitted assets to be held at foreign subsidiaries above specified caps, in each case subject to certain exceptions. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facility and our cash. At March 31, 2019, we were in compliance with the covenants for the Credit Facility.
Legal Proceedings
We are not currently a party to any material pending litigation or other material legal proceedings.
In February 2018, we and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, "EnzymeWorks"), Junhua Tao, and Andrew Tao reached a settlement concerning the lawsuit filed by us in February 2016 against EnzymeWorks, Junhua Tao, and Andrew Tao in the United States District Court for the Northern District of California. The parties have entered into a settlement agreement, the terms of which are confidential. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice. EnzymeWorks appealed the sanctions levied against them by Judge Orrick to the Federal Circuit and filed its opening brief on May 30, 2018.  On July 9, 2018, Codexis filed its response brief, and EnzymeWorks filed its reply on July 30, 2018. On February 8, 2019, the Federal Circuit panel of judges assigned to the case issued an opinion affirming the lower court’s ruling and remanding the case to the lower court on jurisdictional grounds to vacate the order to which the parties had earlier stipulated. EnzymeWorks has 90 days from the decision in which to appeal.
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
Note 12. Related Party Transactions
AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca PLC and its controlled purchasing agents and contract manufacturers.
We recognized de minimis revenue and $0.3 million of product revenue in the three months ended March 31, 2019 and 2018, respectively, from transactions with AstraZeneca PLC and its controlled purchasing agents and contract manufacturers. At March 31, 2019 and December 31, 2018, we had zero and $0.2 million of accounts receivables from AstraZeneca, PLC, and its controlled purchasing agents and contract manufacturers, respectively.

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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license for the global development and commercialization of CDX-6114 for the management of PKU. The exercise of the option triggered a $3 million milestone payment which we recognized in the first quarter of 2019. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019. For the three months ended March 31, 2019 and 2018, all revenues related to the Novel Biotherapeutics segment were generated from our collaborations with Nestlé Health Science.
We have also developed a pipeline of other biotherapeutic drug candidates, which are in preclinical development, and in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.
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

The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$7,988	$—	$7,988	$6,163	$—	$6,163
Research and development revenue	2,099	5,496	7,595	4,566	3,313	7,879
Total revenues	10,087	5,496	15,583	10,729	3,313	14,042
Costs and operating expenses:
Cost of product revenue	4,391	—	4,391	3,825	—	3,825
Research and development(1)	4,442	3,317	7,759	5,066	1,932	6,998
Selling, general and administrative	2,101	517	2,618	2,096	146	2,242
Total segment costs and operating expenses	10,934	3,834	14,768	10,987	2,078	13,065
Income (loss) from operations	$(847)	$1,662	$815	$(258)	$1,235	$977
Corporate costs (2)			(5,575)			(5,435)
Depreciation and amortization			(373)			(238)
Loss before income taxes			$(5,133)			$(4,696)
(1) Research and development expenses exclude depreciation.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

The following table provides stock-based compensation expense included in income (loss) from operations by segment (in thousands):

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$636	$141	$777	$333	$63	$396

Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues
	For the three months ended March 31,
	2019	2018
Customer A	41%	48%
Customer B	35%	24%
Customer C	*	10%

Customers that each contributed 10% or more of our total accounts receivable had the following balances as of the periods presented:

	Percentage of Accounts Receivables as of
	March 31, 2019	December 31, 2018
Customer A	33%	37%
Customer B	30%	17%
Customer D	17%	*
Customer E	*	11%
Customer F	*	16%
* Less than 10% of the period presented
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues
Americas	$2,838	$3,597
EMEA	7,726	4,992
APAC	5,019	5,453
Total revenues	$15,583	$14,042

Identifiable long-lived assets by location and goodwill by reporting unit were as follows:

Long-lived assets:	March 31, 2019	December 31, 2018
United States	$30,886	$4,759

	As of March 31, 2019 and December 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

Note 14. Subsequent Events
Platform Technology Transfer and License Agreement

In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Agreement”) with Novartis Pharma AG (“Novartis”). The Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology (the “CodeEvolver Platform Technology”) in the field of human healthcare. Under the Agreement, we will transfer the CodeEvolver Platform Technology to Novartis over approximately 20 months starting with the date on which we commence the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, our company will provide to Novartis Codexis’ proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of Codexis and Novartis scientists will participate in technology training sessions and collaborative research projects at Codexis’ laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver Platform Technology installed at its designated laboratory.
Novartis will pay Codexis up to $14 million over approximately the next 22 months, $5 million of which will be paid shortly after the Effective Date of the Agreement, and an additional $4 million of which is subject to satisfactory completion of the first technology transfer milestone and $5 million of which is subject to satisfactory completion of the second technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver Platform Technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage, and will extend throughout the commercial life of each API.
Commercial Agreement

In April 2019, we entered into a multi-year commercial agreement with Tate & Lyle Ingredients Americas LLC (“Tate & Lyle”) under which Tate & Lyle has received an exclusive license to use a suite of Codexis novel performance enzymes in the manufacture of Tate & Lyle’s zero-calorie stevia sweetener, TASTEVA® M, and other stevia products. Under the agreement, Codexis will supply Tate & Lyle with its requirements for these enzymes over a multiple year period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019 (the "Annual Report"). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as may, will, expect, believe, anticipate, intend, could, should, estimate or continue, and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report, as incorporated herein and referenced in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We discover, develop and sell proteins that deliver value to our clients in a growing set of industries. We view proteins as a vast untapped source of value-creating materials, and we are using our proven technologies, which we have been continuously improving since our inception in 2002, to commercialize an increasing number of novel proteins, both as proprietary Codexis products and in partnership with our customers.
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
In April 2018, we entered into a strategic agreement (the "Porton Agreement") with Porton Pharma Solutions, Ltd. ("Porton") to license key elements of our CodeEvolver® protein engineering technology platform to Porton’s global custom intermediate and active pharmaceutical ingredients ("API") development and manufacturing business. This gives us access to a wide variety of small and medium-sized pharmaceutical customers.
We are also using our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. Our first enzyme for this application is a DNA ligase which we began marketing to customers in 2018.
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Agreement”) with Novartis Pharma AG (“Novartis”). The Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology (the “CodeEvolver Platform Technology”) in the field of human healthcare. For further details, see Note 14, "Subsequent Events," in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX - 6114-004, which is expected to be completed in the second quarter of 2019.
We have also developed a pipeline of other biotherapeutic drug candidates, which are in preclinical development, and in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.
For further description of our business segments, see Note 13, "Segment, Geographical and Other Revenue Information," in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations Overview
Revenues increased to $15.6 million for the first quarter of 2019 from $14.0 million in the first quarter of 2018, primarily due to higher product revenue. Product revenue for the first quarter of 2019 increased by $1.8 million to $8.0 million from $6.2 million in the first quarter of 2018 primarily due to higher customer demand for enzymes for both generic and branded products.
Research and development revenue decreased by $0.3 million to $7.6 million from $7.9 million in the first quarter of 2018 due to recognition of a functional license to Merck in the prior year and prior year completion of services to Tate & Lyle for their sweetener product. The revenue recognition of a functional license fee from Nestlé Health Science partially offset the decrease in research and development revenue.
Product gross margins were 45% for the first quarter of 2019, compared to 38% in the same period in 2018, due to improved sales mix. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data are used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis.
Research and development expense increased by $0.8 million, or 12%, to $8.0 million for the first quarter of 2019, compared to the first quarter of 2018, primarily due to an increase in costs associated with higher headcount, higher allocable expenses, increases in lab supplies and stock compensation offset by lower outside services.
Selling, general and administrative expense increased by $0.7 million, or 9%, to $8.4 million for the first quarter of 2019, compared to the first quarter of 2018, primarily due to an increase in costs associated with facilities and headcount, higher consultant fees and stock compensation, which were partially offset by decreases in allocable expenses, lower outside services and accounting fees.
Net loss for the first quarter of 2019 was $5.1 million, representing a net loss of $0.09 per basic and diluted share. This compares to a net loss of $4.7 million, representing a net loss of $0.10 per basic and diluted share for the first quarter of 2018. The increase in net loss for the first quarter of 2019 over the same period of the prior year is primarily related to higher operating expenses.
Cash and cash equivalents decreased by $5.7 million to $47.3 million as of March 31, 2019 compared to $53.0 million as of December 31, 2018. Net cash used in operating activities decreased to $2.9 million in the three months ended March 31, 2019 compared to $4.2 million in the three months ended March 31, 2018. We believe that based on our current level of operations, our existing cash, cash equivalents, and marketable securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. We may draw on the Term Debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. As of March 31, 2019, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 11, "Commitments and Contingencies," in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues decreased by $0.6 million, or 6%, to $10.1 million for the three months ended March 31, 2019, compared to the first quarter of 2018 primarily due to the inclusion of a functional license to Merck and research service revenue for Tate & Lyle in the year-ago period partially offset by an increase in product revenue with higher customer demand for enzymes for both generic and branded products.
Product gross margins were 45% in the three months ended March 31, 2019, compared to 38% in the corresponding period in 2018 due to improved sales mix.

Research and development expense decreased by $0.6 million, or 12%, to $4.4 million for the first quarter of 2019, compared to the first quarter of 2018, primarily due to lower outside services.
Selling, general and administrative expense was flat at $2.1 million for the first quarter of 2019, compared to the first quarter of 2018, primarily due to lower allocable costs offset by an increase in facilities expense.
Novel Biotherapeutics
Revenues increased by $2.2 million, or 66%, to $5.5 million for the three months ended March 31, 2019, compared to the first quarter of 2018 primarily due to revenue recognition of a functional license fee from Nestlé Health Science partially offset by lower CDX-6114 development service revenues.
Research and development expense increased by $1.4 million, or 72%, to $3.3 million for the first quarter of 2019, compared to the first quarter of 2018, primarily due to an increase in costs associated with higher headcount partially offset by lower outside services.
Selling, general and administrative expense increased by $0.4 million, or 254%, to $0.5 million for the first quarter of 2019, compared to the first quarter of 2018, primarily due to increases in costs related to higher headcount, outside services and stock compensation.
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
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.0 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, for various research projects under our collaborative arrangement.
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
In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we will install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term. As of March 31, 2019, none of the technology upgrades have been installed and no revenue has been recognized under the amendment.

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
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $1.3 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively, as research and development revenue. We had deferred revenue related to the development fees attributed to the milestone payment and up-front fees of $0.7 million at March 31, 2019 and $1.9 million at December 31, 2018.
In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and that it had concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU which triggered a payment of $3.0 million to us. We recognized revenue of $3.0 million for three months ended March 31, 2019 as research and development fees. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which is expected to be completed in the second quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the "Strategic Collaboration Agreement") pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $1.2 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. We had deferred revenue of $0.6 million and $0.8 million at March 31, 2019 and December 31, 2018, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement and as of December 31, 2018, we completed the technical transfer. We recognized no revenue for the three months ended March 31, 2019 and 2018 as research and development revenue. We have the potential to receive performance payments based on products produced by Porton using our company's technology under the license agreement.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
	2019	2018	$	%
Revenues:
Product revenue	$7,988	$6,163	$1,825	30%
Research and development revenue	7,595	7,879	(284)	(4)%
Total revenues	15,583	14,042	1,541	11%
Costs and operating expenses:
Cost of product revenue	4,391	3,825	566	15%
Research and development	8,016	7,178	838	12%
Selling, general and administrative	8,415	7,746	669	9%
Total costs and operating expenses	20,822	18,749	2,073	11%
Loss from operations	(5,239)	(4,707)	(532)	(11)%
Interest income	231	71	160	225%
Other expenses, net	(125)	(60)	(65)	(108)%
Loss before income taxes	(5,133)	(4,696)	(437)	(9)%
Provision for (benefit from) income taxes	3	(2)	5	250%
Net loss	$(5,136)	$(4,694)	$(442)	(9)%
Revenues
Our revenues are comprised of product revenue and research and development revenue as follows:

•	Product revenue consist of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits.

•	Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
The following table shows the amounts of our product revenue and research and development revenue from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
(In Thousands)	2019	2018	$	%
Product revenue	$7,988	$6,163	$1,825	30%
Research and development revenue	7,595	7,879	(284)	(4)%
Total revenues	$15,583	$14,042	$1,541	11%
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
Total revenues increased by $1.5 million in the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher product revenue.

Product revenue increased by $1.8 million in the three months ended March 31, 2019, compared to the same period in 2018, primarily due to higher customer demand for enzymes for both generic and branded products.
Research and development revenue decreased by $0.3 million in the three months ended March 31, 2019, compared to the corresponding periods in 2018 primarily due to the recognition of a functional license provided to Merck in the prior year and lower development revenue from Tate & Lyle resulting from the prior year completion of the development work for their sweetener product. The recognition of functional license fee revenue from Nestlé Health Science partially offset the decrease in research and development revenue.

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

	Three months ended March 31,		Change
(In Thousands)	2019	2018	$	%
Cost of product revenue	$4,391	$3,825	$566	15%
Research and development	8,016	7,178	838	12%
Selling, general and administrative	8,415	7,746	669	9%
Total costs and operating expenses	$20,822	$18,749	$2,073	11%

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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
(In Thousands)	2019	2018	$	%
Product revenue	$7,988	$6,163	$1,825	30%
Cost of product revenue	4,391	3,825	566	15%
Product gross profit	$3,597	$2,338	$1,259	54%
Product gross margin (%)	45%	38%
Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
Product gross margins were 45% in the three months ended March 31, 2019, compared to 38% in the corresponding periods in 2018 due to improved sales mix.
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

Research and development expenses increased by $0.8 million, or 12%, during the three months ended March 31, 2019, compared to the same period in 2018 primarily due to an increase in costs associated with higher headcount, higher facilities expenses, increases in lab supplies and stock compensation offset by lower outside services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), hiring and training costs, consulting and outside services expenses (including audit and legal costs), marketing costs, building lease costs, and depreciation and amortization expense.
Selling, general and administrative expenses increased by $0.7 million, or 9%, during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in costs associated with facilities and headcount, higher consultant fees and stock compensation, which were partially offset by decreases in facilities expenses, lower outside services and accounting fees.
Interest Income and Other Expense

	Three months ended March 31,		Change
(In Thousands)	2019	2018	$	%
Interest income	$231	$71	$160	225%
Other expense, net	(125)	(60)	65	108%
Total other income (expense)	$106	$11	$95	864%
Interest Income
Interest income increased by $0.2 million for the three months ended March 31, 2019, compared to the same periods in 2018 primarily due to higher interest rates on higher levels of cash and cash equivalents.
Other Expense
Other expense increased by $0.1 million for the three months ended March 31, 2019, compared to the same periods in 2018, primarily due to an unrealized loss of $0.1 million related to our investment in CO2 Solutions and expenses due to fluctuations in foreign currency.
Provision for and Benefit from Income Taxes
We recognized an income tax provision of $3 thousand and income tax benefit of $2 thousand for the three months ended March 31, 2019 and 2018, respectively. The increase in income tax provision was due to the release of uncertain tax positions related to foreign interest and penalties. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Net loss
The net loss for the first quarter of 2019 was $5.1 million, representing a net loss of $0.09 per basic and diluted share. This compares to a net loss of $4.7 million, representing a net loss of $0.10 per basic and diluted share for the first quarter of 2018. The increase in net loss for the three months ended March 31, 2019 compared to the same period of the prior year is primarily related to higher operating expenses.

Results of Operations by Segment (in thousands, except percentages)
Revenue by segment

	Three months ended March 31,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$7,988	$—	$7,988	$6,163	$—	$6,163	$1,825	30%	$—	—%
Research and development revenue	2,099	5,496	7,595	4,566	3,313	7,879	(2,467)	(54)%	2,183	66%
Total revenues	$10,087	$5,496	$15,583	$10,729	$3,313	$14,042	$(642)	(6)%	$2,183	66%

Revenues from the Performance Enzymes segment decreased by $0.6 million, or 6%, to $10.1 million for the three months ended March 31, 2019, compared to $10.7 million for the three months ended March 31, 2018 primarily due to the inclusion of a functional license to Merck in the prior year, $1.4 million of development revenue from Tate & Lyle in the prior year period, partially offset by an increase of $1.8 million in product revenue with higher customer demand for enzymes for both generic and branded products.
Revenues from the Novel Biotherapeutics segment increased by $2.2 million, or 66%, to $5.5 million for the three months ended March 31, 2019, compared to $3.3 million for the three months ended March 31, 2018 due mainly to revenue recognition of a functional license granted to Nestlé Health Science for CDX-6114 for the treatment of PKU. Revenues from the Novel Biotherapeutics segment are derived from research and development revenue relating to the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science, as set forth in the Nestlé Agreement.

Cost and Operating Expenses by Segment

	Three months ended March 31,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$4,391	$—	$4,391	$3,825	$—	$3,825	$566	15%	$—	—%
Research and development(1)	4,442	3,317	7,759	5,066	1,932	6,998	(624)	(12)%	1,385	72%
Selling, general and administrative(1)	2,101	517	2,618	2,096	146	2,242	5	—%	371	254%
Total segment costs and operating expenses	$10,934	$3,834	14,768	$10,987	$2,078	13,065	$(53)	—%	$1,756	85%
Corporate costs			5,681			5,446
Depreciation and amortization			373			238
Total costs and operating expenses			$20,822			$18,749
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.
For a discussion of product cost of revenue, see "Results of Operations".
Research and development expense in the Performance Enzymes segment decreased $0.6 million, or 12%, to $4.4 million in the first quarter of 2019, compared to the first quarter of 2018. The decrease was primarily due to lower outside services.
Selling, general and administrative expense in the Performance Enzymes segment increased by $5 thousand, or 0%, to $2.1 million in the first quarter of 2019, compared to the first quarter of 2018, primarily due to lower allocable costs offset by an increase in facilities.
Research and development expense in the Novel Biotherapeutics segment increased by $1.4 million, or 72%, to $3.3 million in the first quarter of 2019, compared to the first quarter of 2018. The increase was primarily due to an increase in biotherapeutics projects and an increase of costs associated with higher headcount partially offset by lower outside services.
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.4 million, or 254%, to $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to an increase in costs related to higher headcount, outside services and stock compensation.
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

The following tables summarize our cash and cash equivalents and working capital as of March 31, 2019 and December 31, 2018, as well as our statements of cash flows for the three months ended March 31, 2019 and 2018:

(In Thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$47,322	$53,039
Working capital	$45,060	$50,085

	Three months ended March 31,
(In Thousands)	2019	2018
Net cash used in operating activities	$(2,851)	$(4,185)
Net cash used in investing activities	(445)	(16)
Net cash used in financing activities	(2,082)	(2,764)
Net decrease in cash, cash equivalents and restricted cash	$(5,378)	$(6,965)
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
As of March 31, 2019, we had cash and cash equivalents of $47.3 million and $15.0 million available to borrow under the Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under the Credit Facility.
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
Cash Flows from Operating Activities
Cash used in operating activities was $2.9 million net for the three months ended March 31, 2019, which resulted from a net loss of $5.1 million for the three months ended March 31, 2019 adjusted for non-cash charges for depreciation of $0.3 million, amortization expense of $0.8 million and stock-based compensation of $2.1 million. Additional cash used by changes in operating assets and liabilities was $1.0 million. Changes in operating assets and liabilities included an increase of $1.1 million in accounts receivable, a decrease of $1.0 million of accounts payable, and a decrease of $2.9 million in deferred revenue.
Cash used in operating activities was $4.2 million net for the three months ended March 31, 2018, which resulted from a net loss of $4.7 million for the three months ended March 31, 2018 adjusted for non-cash charges for depreciation and amortization of $0.2 million and stock-based compensation of $2.0 million. Additional cash used by changes in operating assets and liabilities was $1.7 million. Changes in operating assets and liabilities included decreases of $3.6 million in accounts receivable due mainly to collections from customers and $5.9 million increase in deferred revenue, primarily due to recent recognition of revenue under ASC 606.
Cash Flows from Investing Activities
Cash used in investing activities was $0.4 million and $16 thousand for the three months ended March 31, 2019 and 2018, respectively, which was primarily attributable to purchase of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $2.1 million for the three months ended March 31, 2019 which represents $0.8 million of proceeds from exercises of stock options offset by $2.8 million for taxes paid related to net share settlement of equity awards.
Cash used in financing activities was $2.8 million for the three months ended March 31, 2018 which included $0.4 million proceeds from exercises of stock options offset by $3.1 million for taxes paid related to net share settlement of equity awards.

Contractual Obligations
The following table summarizes our significant contractual obligations at March 31, 2019 (in thousands):

	Payments due by period
(In Thousands)	Total	Less than 1 year	1-3 years	>4 years
Finance lease obligations	$250	$240	$10	$—
Operating leases obligations (1)	36,576	2,823	7,648	26,105
Total	$36,826	$3,063	$7,658	$26,105

(1) Represents future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2019 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. In addition, amounts have not been reduced by future minimum sublease rentals of $0.7 million to be received under non-cancellable subleases.

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

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,310
Service agreement for clinical trial	December 2017	455
Total other commitments		$1,765
On June 30, 2017, we entered into a credit facility consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million with an accounts receivable borrowing base of 80% of certain eligible accounts receivable. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. The credit facility terminates October 1, 2022. Term debt loans bear interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. No amounts were drawn down under the credit facility as of March 31, 2019. For additional information about our credit facility, see Note 11, "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2019 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, except for our critical accounting policies and estimates on leases as a result of our adoption of ASU 2016-02, "Leases (Topic 842)" ("ASC 842"), which is detailed below.
Leases
On January 1, 2019, we adopted the provisions of ASU 2016-02, "Leases (Topic 842) ("ASC 842"), which replaces prior lease guidance ("ASC 840"). This guidance establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in our unaudited condensed consolidated statement of operations. We adopted the new standard on January 1, 2019 using a modified retrospective approach and effective date method.
Contract
A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. A period of time may be described in terms of the amount of use of an identified asset.
Operating lease and Finance lease
The FASB decided that lessees should apply a dual model. Under the FASB model, lessees will classify a lease as either a finance lease or an operating lease, while a lessor will classify a lease as either a sales-type, direct financing, or operating lease. A lease may meet the lessee finance lease criteria even when control of the underlying asset is not transferred to the lessee (e.g. when the lessor obtains a residual value guarantee from a party other than the lessee). Such leases should be classified as a direct finance lease by the lessor and as an operating lease by the lessee. The dual model does not affect a lessee’s initial recognition of assets and liabilities on its balance sheet, but differentiates how a lessee should recognize lease expense in the income statement.
Discount Rate

Lessees and lessors should discount lease payments at the lease commencement date using the rate implicit in the lease. If the information necessary to determine the rate implicit in the lease is not readily available, a lessee should use its incremental borrowing rate.
Lease and nonlease components
We made an accounting policy election to not separate lease and nonlease components. Therefore, a reallocation for nonlease components is not required in transition.
Fixed lease payments
Fixed lease payments are payments required under the lease. They can be either a fixed amount paid at various intervals in a lease or they can be payments that change over time at known amounts. The exercise price of a purchase option should be included in the calculation of lease payments for purposes of lease classification and measurement when exercise is reasonably certain.
Variable lease payments
Variable lease payments are payments made by a lessee to a lessor for the right to use an underlying asset that vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that depend on an index or a rate should be included in the calculation of lease payments when classifying a lease and in the measurement of the lease obligations. Variable lease payments other than those that depend on an index or a rate should not be included in lease payments for purposes of classification and measurement of the lease, unless those payments are in substance fixed lease payments.
Leasehold improvements
Payments made by lessees for improvements to the underlying asset should be recorded as prepaid rent and included in fixed lease payments if the payment relates to an asset of the lessor.
Lease incentives
Lease incentives are included in the calculation of consideration in the contract, which must be allocated when multiple components exist. However, irrespective of the allocation, lease incentives always reduce the consideration in the contract for a lessee and lessor.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

Interest Rate Sensitivity
On June 30, 2017, we entered into a credit facility agreement consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Draws on the term debt bear interest at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. In September 2018, the draw period on the term debt was extended to September 30, 2019. No amounts were drawn down under the credit facility as of March 31, 2019. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of March 31, 2019, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Equity Price Risk
As described in Note 6, "Cash Equivalents and Marketable Securities" and Note 7, "Fair Value Measurements" to the unaudited condensed consolidated financial statements, we have an investment in common shares of CO2 Solution Inc., a company based in Quebec, Canada (“CO2 Solutions”), whose shares are publicly traded in Canada on the TSX Venture Exchange. As of March 31, 2019, the fair value of our investment in CO2 Solutions' common stock was $0.5 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the United States dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of March 31, 2019 would have been a loss of approximately $48 thousand, recognized as a component of other expense in our unaudited condensed consolidated statements of operations. The effect of a 10% unfavorable change in the exchange rate between the United States dollar and the Canadian dollar as of March 31, 2019 would have been a loss of approximately $48 thousand, recognized as a component of other expense in our unaudited condensed consolidated statements of operations.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our lease contracts and properly assessed the impact of ASU 2016-02, "Leases (Topic 842)", to facilitate its adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.
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
In February 2018, we and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, "EnzymeWorks"), Junhua Tao, and Andrew Tao reached a settlement concerning the lawsuit filed by us in February 2016 against EnzymeWorks, Junhua Tao, and Andrew Tao in the United States District Court for the Northern District of California. The parties have entered into a settlement agreement, the terms of which are confidential. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice.  EnzymeWorks appealed the sanctions levied against them by Judge Orrick to the Federal Circuit and filed its opening brief on May 30, 2018.  On July 9, 2018, Codexis filed its response brief, and EnzymeWorks filed its reply on July 30, 2018. On February 8, 2019, the Federal Circuit panel of judges assigned to the case issued an opinion affirming the lower court’s ruling and remanding the case to the lower court on jurisdictional grounds to vacate the order to which the parties had earlier stipulated. EnzymeWorks has 90 days from the decision in which to appeal.

ITEM 1A.	RISK FACTORS
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). During the three months ended March 31, 2019, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2018 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

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

4.1		Reference is made to Exhibits 3.1 through 3.3.

10.1	†	Amendment No. 2 to Platform Technology Transfer and License Agreement by and between Merck and the Company dated as of January 1, 2019.

10.2		Fifth Amendment to Loan and Security Agreement effective as of January 23, 2019 by and between the Company and Western Alliance Bank.

10.3	†	Eighth Amendment to Lease, effective as of February 8, 2019, by and between the Company and Metropolitan Life Insurance Company.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

†		Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	May 8, 2019	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	May 8, 2019	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)