Form 10-Q
period 2019-06-30
CODEXIS, INC.
filed 2019-08-06
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, there were 58,358,569 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$93,421	$53,039
Accounts receivable, net of allowances of $34 at June 30, 2019 and December 31, 2018	11,814	11,551
Unbilled receivables, current	2,336	1,916
Inventories	720	589
Prepaid expenses and other current assets	1,950	1,068
Contract assets	—	35
Total current assets	110,241	68,198
Restricted cash	1,749	1,446
Equity securities	419	588
Right-of-use assets - Operating leases, net	25,240	—
Right-of-use assets - Finance leases, net	384	—
Property and equipment, net	5,312	4,759
Goodwill	3,241	3,241
Other non-current assets	207	1,051
Total assets	$146,793	$79,283
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,164	$3,050
Accrued compensation	4,551	5,272
Other accrued liabilities	4,059	4,855
Current portion of lease obligations - Operating leases	683	—
Current portion of lease obligations - Finance leases	183	—
Deferred revenue	5,851	4,936
Total current liabilities	17,491	18,113
Deferred revenue, net of current portion	3,249	3,352
Long-term lease obligations - Operating leases	26,147	—
Long-term lease obligations - Finance leases	—	61
Lease incentive obligation, net of current portion	—	35
Other long-term liabilities	1,222	1,416
Total liabilities	48,109	22,977

Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 57,940 shares and 54,065 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6	5
Additional paid-in capital	440,795	386,775
Accumulated deficit	(342,117)	(330,474)
Total stockholders' equity	98,684	56,306
Total liabilities and stockholders' equity	$146,793	$79,283
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product revenue	$6,249	$3,723	$14,236	$9,886
Research and development revenue	6,070	9,815	13,665	17,694
Total revenues	12,319	13,538	27,901	27,580
Costs and operating expenses:
Cost of product revenue	2,772	2,611	7,163	6,436
Research and development	8,274	7,370	16,290	14,548
Selling, general and administrative	7,896	7,395	16,311	15,141
Total costs and operating expenses	18,942	17,376	39,764	36,125
Loss from operations	(6,623)	(3,838)	(11,863)	(8,545)
Interest income	220	174	450	245
Other expenses, net	(88)	(82)	(211)	(142)
Loss before income taxes	(6,491)	(3,746)	(11,624)	(8,442)
Provision for (benefit from) income taxes	16	(11)	19	(13)
Net loss	$(6,507)	$(3,735)	$(11,643)	$(8,429)

Net loss per share, basic and diluted	$(0.12)	$(0.07)	$(0.21)	$(0.17)
Weighted average common stock shares used in computing net loss per share, basic and diluted	54,954	52,787	54,564	50,598

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2019	Shares	Amount

Balance as of April 1, 2019	54,541	$5	$386,815	$—	$(335,610)	$51,210
Exercise of stock options	310	—	2,067	—	—	2,067
Release of stock awards	40	—	—	—	—	—
Employee stock-based compensation	—	—	1,988	—	—	1,988
Taxes paid related to net share settlement of equity awards	—	—	—	—	—	—
Issuance of common stock, net of issuance costs of $74	3,049	1	49,925	—	—	49,926
Net loss	—	—	—	—	(6,507)	(6,507)
Balance as of June 30, 2019	57,940	$6	$440,795	$—	$(342,117)	$98,684

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2018	Shares	Amount

Balance as of April 1, 2018	48,925	$5	$339,354	$—	$(324,291)	$15,068
Exercise of stock options	224	—	1,423	—	—	1,423
Release of stock awards	46	—	—	—	—	—
Employee stock-based compensation	—	—	2,455	—	—	2,455
Non-employee stock-based compensation	—	—	2	—	—	2
Issuance of common stock, net of issuance costs of $179	4,313	—	37,317	—	—	37,317
Net loss	—	—	—	—	(3,735)	(3,735)
Balance as of June 30, 2018	53,508	$5	$380,551	$—	$(328,026)	$52,530

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2019	Shares	Amount

Balance as of January 1, 2019	54,065	$5	$386,775	$—	$(330,474)	$56,306
Exercise of stock options	529	—	2,843	—	—	2,843
Release of stock awards	441	—	—	—	—	—
Employee stock-based compensation	—	—	4,051	—	—	4,051
Taxes paid related to net share settlement of equity awards	(144)	—	(2,799)	—	—	(2,799)
Issuance of common stock, net of issuance costs of $74	3,049	1	49,925	—	—	49,926
Net loss	—	—	—	—	(11,643)	(11,643)
Balance as of June 30, 2019	57,940	$6	$440,795	$—	$(342,117)	$98,684

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2018	Shares	Amount

Balance as of January 1, 2018	48,365	$5	$340,079	$(472)	$(315,065)	$24,547
Exercise of stock options	303	—	1,858	—	—	1,858
Release of stock awards	824	—	—	—	—	—
Employee stock-based compensation	—	—	4,413	—	—	4,413
Non-employee stock-based compensation	—	—	24	—	—	24
Taxes paid related to net share settlement of equity awards	(297)	—	(3,140)	—	—	(3,140)
Issuance of common stock, net of issuance costs of $179	4,313	—	37,317	—	—	37,317
Cumulative effect of change in accounting principles (1)	—	—	—	472	(4,532)	(4,060)
Net loss	—	—	—	—	(8,429)	(8,429)
Balance as of June 30, 2018	53,508	$5	$380,551	$—	$(328,026)	$52,530

(1) Cumulative effect of change in accounting principles included: Accounting Standards Update 2014-9 (Topic 606), of $4.1 million and Accounting Standards Update 2016-01 (Subtopic 825-10), of $0.5 million.

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in Thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(11,643)	$(8,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	693	503
Amortization expense - right-of-use assets - operating and finance leases	1,486	—
Loss (Gain) on disposal of property and equipment	(1)	1
Stock-based compensation	4,051	4,437
Unrealized loss (gain) on investment in equity securities	168	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(262)	3,057
Unbilled receivables	365	(103)
Inventories	(131)	—
Prepaid expenses and other current assets	(882)	(132)
Contract assets	35	(554)
Other non-current assets	59	79
Accounts payable	(1,625)	(530)
Accrued compensation	(721)	(936)
Other accrued liabilities	402	451
Other long term liabilities	(715)	(514)
Deferred revenue	812	(9,466)
Net cash used in operating activities	(7,909)	(12,141)
Investing activities:
Purchase of property and equipment	(1,258)	(1,472)
Proceeds from disposal of property and equipment	1	—
Net cash used in investing activities	(1,257)	(1,472)
Financing activities:
Proceeds from exercises of stock options	2,843	1,858
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	—	37,497
Costs incurred in connection with public placement	—	(179)
Proceeds from issuance of common stock in connection with private placement	50,000	—
Costs incurred in connection with private placement	(74)	—
Payments of lease obligations - Finance leases	(119)	(118)
Taxes paid related to net share settlement of equity awards	(2,799)	(3,140)
Net cash provided by financing activities	49,851	35,918
Net increase in cash, cash equivalents and restricted cash	40,685	22,305
Cash, cash equivalents and restricted cash at the beginning of the period	54,485	32,776
Cash, cash equivalents and restricted cash at the end of the period	$95,170	$55,081

Supplemental disclosure of cash flow information
Interest paid	$9	$42
Income taxes paid	$—	$5
Purchase of property and equipment recorded in accounts payable and accrued expenses	$773	$67

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total of the same such amounts shown above:

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$93,421	$53,621
Restricted cash included in non-current assets	1,749	1,460
Total cash, cash equivalents and restricted cash at the end of the period	$95,170	$55,081

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
We are a pioneer in the harnessing of computational technologies to drive biology advancements. Since 2002, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform, the primary source of our competitive advantage. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine our large and continuously growing library of protein variants’ performance attributes. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling delivery of targeted performance enhancements in a time-efficient manner. In addition to its computational prowess, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and process development which are all coordinated to create our novel protein innovations.
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
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare.
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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the second quarter of 2019.
We have also developed a pipeline of other biotherapeutic drug candidates, which are in preclinical development, and in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.
Recent Financing Activities
In June 2019, we entered into a Securities Purchase Agreement with an affiliate of Casdin Capital, LLC (“Casdin”) pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock at a purchase price of $16.40 per share (the “Private Offering”). After deducting legal fees of $74 thousand from the Private Offering, our net proceeds were $49.9 million. See Note 10, "Capital Stock" to our unaudited condensed consolidated financial statements for further details.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2019 are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K and are updated below as necessary.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2019, results of our operations for the three and six months ended June 30, 2019 and 2018, changes in stockholders' equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Accounting Standard Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASC 842) establishes a right-of-use ("ROU") model that requires a lessee to record a right-of-use asset and a lease obligation on the balance sheet for all leases with terms longer than 12 months. See "Recently Adopted Accounting Pronouncements" for details regarding the adoption of ASU 2016-02 effective January 1, 2019.
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
The Novel Biotherapeutics segment focuses on new opportunities in the pharmaceutical industry to discover or improve novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. The Performance Enzymes segment consists of protein catalyst products and services with focus on pharmaceutical, food, molecular diagnostics, and other industrial markets.
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
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (“ASC 842”), which is intended to improve financial reporting of leasing transactions by requiring lessees to recognize leases on balance sheets and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"; ASU 2018-10, "Codification Improvements to ASC 842, Leases"; and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." The new standard establishes a right-of-use ("ROU") model that requires lessees to record a ROU asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statement of operations. We adopted the new standard on January 1, 2019 using a modified retrospective approach and effective date method. We also elected the "package of practical expedients," which permit us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to us. Upon adoption, for operating leases, we recognized $26.6 million of ROU assets and $27.6 million of lease obligations, which represents the present value of the lease payments discounted using our incremental borrowing rate ("IBR") of 6.6%. For finance leases, we recognized $0.5 million of ROU assets and $0.3 million of lease obligations which represents the present value of the lease payments discounted using weighted-average implicit rate of 5.0%. These amounts, included the eighth amendment to the lease agreement disclosed in Note 11, "Commitments and Contingencies," were recorded in our unaudited condensed consolidated balance sheet on January 1, 2019.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The standard adds a new impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses. ASU 2016-13 is effective for annual reporting periods ending after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU 2016-13 on our financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact of adoption of ASU 2017-04 on our financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of adoption of ASU 2018-13 on our financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606." ASU 2018-18 provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. In general, for public companies, the amendments in this standard are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of adoption of ASU 2018-18 on our financial statements.

In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses." ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. In general, the amendments in this standard are effective for public business entities that meet the definition of a SEC filer for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the impact of adoption of ASU 2018-19 on our financial statements.

In January 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements". These amendments align the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance (Issue #1). The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities (Issue #2). The ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard (Issue #3). In general, the amendments in ASU 2019-01 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The transition and effective date provisions apply to Issue 1 and Issue 2. They do not apply to Issue 3 because the amendments for that Issue are to the original transition requirements in Topic 842. We are currently evaluating the impact of adopting ASU 2019-01 on our financial statements and related disclosures.

In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments." ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement. As we have adopted the amendments in ASU 2016-13 as of the issuance date of ASU 2019-04, the effective date is for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2019-04 on our financial statements and related disclosures.

In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief." ASU 2019-05 provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10. As we have adopted the amendments in ASU 2016-13, the effective date is for fiscal years and interim periods beginning after December 15, 2019. We are currently evaluating the impact of adopting ASU 2019-05 on our financial statements and related disclosures.

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

	Three months ended June 30, 2019			Three months ended June 30, 2018
(in thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$6,249	$—	$6,249	$3,723	$—	$3,723
Research and development revenue	4,340	1,730	6,070	7,442	2,373	9,815
Total revenues	$10,589	$1,730	$12,319	$11,165	$2,373	$13,538

Primary geographical markets:
Americas	$4,076	$—	$4,076	$6,058	$—	$6,058
EMEA	3,011	1,730	4,741	1,435	2,373	3,808
APAC	3,502	—	3,502	3,672	—	3,672
Total revenues	$10,589	$1,730	$12,319	$11,165	$2,373	$13,538

	Six months ended June 30, 2019			Six months ended June 30, 2018
(in thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$14,236	$—	$14,236	$9,886	$—	$9,886
Research and development revenue	6,440	7,225	13,665	12,008	5,686	17,694
Total revenues	$20,676	$7,225	$27,901	$21,894	$5,686	$27,580

Primary geographical markets:
Americas	$6,913	$—	$6,913	$9,655	$—	$9,655
EMEA	5,241	7,225	12,466	3,114	5,686	8,800
APAC	8,522	—	8,522	9,125	—	9,125
Total revenues	$20,676	$7,225	$27,901	$21,894	$5,686	$27,580

Contract Balances
The following table presents changes in the contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	January 1, 2019 balance	Additions	Deductions (1)	June 30, 2019 balance
Contract Assets	$35	3,510	(3,545)	$—
Unbilled receivables, current	$1,916	2,758	(2,338)	$2,336
Unbilled receivables, non-current (2)	$786	—	(786)	$—
Contract Costs (2)	$42	—	(38)	$4
Contract Liabilities: Deferred Revenue	$8,288	6,386	(5,574)	$9,100
(1) The asset or liability balances are presented as a net position per contract and accordingly the deductions column includes the netting effect of presenting each contract on a net position basis as either a net liability or asset.
(2) Included in non-current assets in our unaudited condensed consolidated balance sheets.
We had no asset impairment charges related to contract assets in the three and six months ended June 30, 2019.
During the three and six months ended June 30, 2019, we recognized the following revenues (in thousands):

Revenue recognized in the period from:	Three months ended June 30, 2019	Six months ended June 30, 2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,367	$3,752
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(92)	43
Performance obligations satisfied from new activities in the period - contract revenue	11,044	24,106
Total revenue	$12,319	$27,901

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2019.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts.

(in thousands)	Remainder of 2019	2020	2021 and Thereafter	Total
Product Revenue	$—	$1,910	$1,623	$3,533
Research and development revenue	5,567	—	—	5,567
Total	$5,567	$1,910	$1,623	$9,100

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
The following shares were not included in the computation of diluted net loss per share (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	6,254	7,462	6,254	7,462

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
We received an upfront license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.0 million and $2.0 million for the three and six months ended June 30, 2019, respectively, compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively, for various research projects under our collaborative arrangement.
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
In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we will install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term. We recognized research and development revenues of $0.9 million for the three and six months ended June 30, 2019 under the amendment.
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
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin catalyst purchased by Merck and to allow Merck to purchase a percentage of its requirements for sitagliptin catalyst from a specified third-party supplier. Merck received a distinct, functional license to manufacture a portion of its demand beginning January 1, 2018, which we recognized as research and development revenue. We recognized no research and development revenue for the three and six months ended June 30, 2019, compared to zero and $1.3 million for the three and six months ended June 30, 2018, respectively.
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
We had a deferred revenue balance from Merck of $1.5 million at June 30, 2019 and $3.6 million at December 31, 2018. In addition, pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices and we recognized $2.5 million and $7.8 million for the three and six months ended June 30, 2019, respectively, compared to $2.7 million and $7.2 million for the three and six months ended June 30, 2018, respectively, in product revenue under this agreement.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.8 million in December 2016, which we accordingly recorded as deferred revenue. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provides the customer material rights and we are recognizing revenues using the alternative method. As of June 30, 2019 and December 31, 2018, we had deferred revenue from the supply agreement of $2.0 million.

Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with Tate & Lyle Ingredients Americas LLC ("Tate & Lyle") to develop enzymes for use in the manufacture of Tate & Lyle’s zero-calorie TASTEVA® M Stevia sweetener. Under the agreement, we received an upfront payment of $3.0 million, which was recognized ratably over the maximum term of the services period of 21 months. Beginning January 1, 2018, we recognized revenue using a single measure of progress that depicted our performance in transferring the services. During the second quarter of 2018, Tate & Lyle opted to obtain additional development services that we completed by June 30, 2018 and we earned milestone payments upon completion of the services. We recognized no revenue for the three and six months ended June 30, 2019, compared to $4.5 million and $5.9 million for the three and six months ended June 30, 2018, respectively, for research and development services under the research and development agreement. As of June 30, 2019 and December 31, 2018, we had no deferred revenue from the development services agreement.
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
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $0.5 million and $1.7 million for the three and six months ended June 30, 2019, respectively, compared to $1.8 million and $4.5 million for the three and six months ended June 30, 2018, respectively, as research and development revenue. We had deferred revenue related to the development fees attributed to the milestone payment and upfront fees of $0.2 million at June 30, 2019 and $1.9 million at December 31, 2018.
In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized as revenue in the first quarter of 2019 as research and development fees. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the second quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the "Strategic Collaboration Agreement") pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $1.2 million and $2.5 million for the three and six months ended June 30, 2019, respectively, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2018, respectively. We had deferred revenue of $0.3 million and $0.8 million at June 30, 2019 and December 31, 2018, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton

Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement and as of December 31, 2018, we completed the technical transfer. Revenue relating to the functional license provided to Porton was recognized at a point in time when control of the license transferred to the customer in 2018.
Commercial Agreement
In April 2019, we entered into a multi-year commercial agreement with Tate & Lyle under which Tate & Lyle has received an exclusive license to use a suite of Codexis novel performance enzymes in the manufacture of Tate & Lyle’s zero-calorie stevia sweetener, TASTEVA® M, and other stevia products. Under the agreement, we will supply Tate & Lyle with its requirements for these enzymes over a multiple year period.
Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Under the Novartis CodeEvolver® Agreement, we will transfer the protein engineering platform technology to Novartis over approximately 20 months starting with the date on which we commence the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, our company will provide to Novartis Codexis’ proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of Codexis and Novartis scientists will participate in technology training sessions and collaborative research projects at Codexis’ laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver® protein engineering platform technology installed at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4 million subject to satisfactory completion of the second technology transfer milestone and an additional $5 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage, and will extend throughout the commercial life of each API. We recognized no revenue for the three and six months ended June 30, 2019. As of June 30, 2019, we had deferred revenue of $5.0 million from the Novartis CodeEvolver® Agreement.

Note 6. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities at June 30, 2019 and at December 31, 2018 consisted of the following (in thousands):

	June 30, 2019
	Adjusted Cost	Gross Unrealized Gains (3)	Gross Unrealized Losses(3)	Estimated Fair Value
Money market funds (1)	$73,167	$—	$—	$73,167
Common shares of CO2 Solutions (2)	563	—	(144)	419
Total	$73,730	$—	$(144)	$73,586

	December 31, 2018
	Adjusted Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Estimated Fair Value
Money market funds (1)	$31,225	$—	$—	$31,225
Common shares of CO2 Solutions (2)	563	25	—	588
Total	$31,788	$25	$—	$31,813

(1) Money market funds are classified in cash and cash equivalents on our unaudited condensed consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in equity securities on our unaudited condensed consolidated balance sheets.
(3) As a result of adopting ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", in 2018 and thereafter gross unrealized gains and gross unrealized losses related to our investment in CO2 Solutions were recognized in other expense, in our unaudited condensed consolidated statements of operations.
As of June 30, 2019, the total cash and cash equivalents balance of $93.4 million was comprised of money market funds of $73.2 million and cash of $20.2 million held with major financial institutions worldwide. As of December 31, 2018, the total cash and cash equivalents balance of $53.0 million was comprised of money market funds of $31.2 million and cash of $21.8 million held with major financial institutions worldwide.
In December 2009, we purchased 10,000,000 common shares of CO2 Solutions, a company based in Quebec, Canada, whose shares are publicly traded in Canada on the TSX Venture Exchange. Our purchase represented approximately 16.6% of CO2 Solutions’ total common shares outstanding at the time of investment and was made in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. Our investment in CO2 Solutions is recorded at its fair value. See Note 7, “Fair Value Measurements.” Through June 30, 2019, we concluded that we did not have the ability to exercise significant influence over CO2 Solutions’ operating and financial policies.
On January 1, 2018, we adopted ASU 2016-01. Upon adoption, we reclassified the $0.5 million net unrealized loss from accumulated other comprehensive loss to our opening accumulated deficit. We recognized unrealized loss of $64 thousand and $0.2 million, respectively, in the three and six months ended June 30, 2019, and unrealized loss of $20 thousand and unrealized gain of $5 thousand, respectively, in the three and six months ended June 30, 2018, related to our investment in CO2 Solutions, which were included in other expense, net, in the unaudited condensed consolidated statements of operations.

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$73,167	$—	$—	$73,167
Common shares of CO2 Solutions	419	—	—	419
Total	$73,586	$—	$—	$73,586

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$31,225	$—	$—	$31,225
Common shares of CO2 Solutions	588	—	—	588
Total	$31,813	$—	$—	$31,813

We determine the fair value of Level 1 assets using quoted prices in active markets for identical assets. We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange, and we classified our investment in CO2 Solutions within the fair value hierarchy as Level 1 at June 30, 2019 and December 31, 2018, respectively, using the quoted prices in an active market to determine their fair value.

Note 8. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$10	$165
Work-in-process	157	47
Finished goods	553	377
Inventories	$720	$589

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Laboratory equipment	$22,464	$21,328
Leasehold improvements	10,804	10,359
Computer equipment and software	3,772	3,954
Office equipment and furniture	1,402	1,272
Construction in progress	137	939
Property and equipment	38,579	37,852
Less: accumulated depreciation and amortization	(33,267)	(33,093)
Property and equipment, net	$5,312	$4,759

Goodwill
Goodwill had a carrying value of approximately $3.2 million as of June 30, 2019 and December 31, 2018.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued purchases	$2,373	$1,492
Accrued professional and outside service fees	1,533	2,020
Deferred rent	—	343
Lease incentive obligation	—	425
Other	153	575
Total	$4,059	$4,855

Note 9. Stock-Based Compensation
Equity Incentive Plans
In June 2019, our board of directors (the "Board") and stockholders approved the 2019 Incentive Award Plan (the "2019 Plan"). The 2019 Plan supersedes and replaces in its entirety our 2010 Equity Incentive Plan (the “2010 Plan”) which was effective in March 2010, and no further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards thereunder.
The number of shares of our common stock available for issuance under the 2019 Plan is equal to the sum of (i) 7,897,144 shares, and (ii) any shares subject to awards granted under the 2010 Plan that were outstanding as of April 22, 2019 and thereafter terminate, expire, lapse or are forfeited; provided that no more than 14,000,000 shares may be issued upon the exercise of incentive stock options (“ISOs”). In June 2019, 8.1 million shares authorized for issuance under the 2019 Plan were registered under the Securities Act of 1933, as amended (the “Securities Act”).
The 2019 Plan provides for the grant of stock options, including incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash based awards and dividend equivalents to eligible employees and consultants of the Company or any parent or subsidiary, as well as members of the Board.
The 2010 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance-contingent restricted stock units ("PSUs"), performance based options ("PBOs"), stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.
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
In the first quarter of 2019, we awarded PSUs ("2019 PSUs") and PBOs ("2019 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, strategic advancement of biotherapeutics, cash balance and strategic plan development. As of June 30, 2019, we estimated that the 2019 PSUs and 2019 PBOs performance goals would be achieved at 106% of the target level, and recognized expenses accordingly.
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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$403	$567	$791	$1,003
Selling, general and administrative	1,585	1,890	3,260	3,434
Total	$1,988	$2,457	$4,051	$4,437

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$581	$535	$1,135	$1,015
RSUs and RSAs	386	436	847	878
PSUs	316	426	707	844
PBOs	705	1,060	1,362	1,700
Total	$1,988	$2,457	$4,051	$4,437

As of June 30, 2019, unrecognized stock-based compensation expense, net of expected forfeitures, was $5.2 million related to unvested employee stock options, $1.4 million related to unvested RSUs and RSAs, $1.1 million related to unvested PSUs, and $3.1 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense will be recognized through the year of 2023.
Valuation Assumptions
The weighted-average assumptions used to estimate the fair value of employee stock options and PBOs granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(1)
Expected term (in years)	5.6	—	5.6	5.6
Volatility	55%	—%	56%	60%
Risk-free interest rate	2.28%	—%	2.48%	2.70%
Dividend yield	—%	—%	—%	—%
Weighted-average estimated fair value of stock options granted	$10.02	$—	$11.40	$5.02

(1) The Company did not grant employee stock options or PBOs in the three months ended June 30, 2018.

Note 10. Capital Stock
Exercise of Options
For the six months ended June 30, 2019 and 2018, 529,187 and 302,703 shares, respectively, were exercised at a weighted-average exercise price of $5.37 and $6.14 per share, respectively, with net cash proceeds of $2.8 million and $1.9 million, respectively.
Private Offering
In June 2019, we entered into a Securities Purchase Agreement with an affiliate of Casdin pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock at a purchase price of $16.40 per share. After deducting legal fees of $74 thousand from the Private Offering, our net proceeds were $49.9 million.
In June 2019, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Casdin. Pursuant to the Registration Rights Agreement, we agreed, subject to certain conditions, to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 180 days after the closing of the Private Offering, if we are a “well known seasoned issuer” at such time (210 days if we are not then a “well known seasoned issuer”) for purposes of registering the resale of the Shares and any shares of common stock issued as a dividend or other distribution with respect to the Shares. We also agreed, subject to certain conditions, to use our commercially reasonable best efforts to cause this registration statement to become effective within 180 days after the closing of the Private Offering, if we are a “well known seasoned issuer” at such time (210 days we are not then a “well known seasoned issuer”). We further agreed, among other things, to indemnify the selling holders under the registration statement from certain losses, claims, damages and liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions) incident to the performance of, or compliance with, our obligations under the Registration Rights Agreement.
The Private Offering was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act, and Regulation D under the Securities Act.
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
We incurred $3.6 million of capital improvement costs related to the facilities leased from MetLife through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord for the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligations were zero and $0.5 million at June 30, 2019 and December 31, 2018, respectively. Prior to adoption of ASC 842, lease incentive obligation were reflected as liabilities on the unaudited condensed consolidated balance sheets. Upon adoption of ASC 842, lease incentive obligations were cleared to zero to create our right-of-use assets related to operating lease, reflected on the unaudited condensed consolidated balance sheets. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of June 30, 2019 and December 31, 2018, respectively, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and six months ended June 30, 2019 and 2018.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively. These deposits are recorded as restricted cash on the unaudited condensed consolidated balance sheets.
Rent expense was $1.1 million and $2.3 million during the three and six months ended June 30, 2019, respectively, partially offset by sublease income of $0.3 million and $0.5 million, respectively. Rent expense was $0.8 million and $1.6 million during the three and six months ended June 30, 2018, respectively, partially offset by sublease income of $0.3 million and $0.6 million, respectively.
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
Adoption of ASC 842
On January 1, 2019, we adopted ASC 842, using a modified retrospective approach and effective date method per adoption of ASU 2018-11. We completed the full analysis by January, 2019 and we evaluated the right-of-use (ROU) assets and lease obligations using the incremental borrowing rate (IBR) at December 31, 2018 because the implicit rate is not readily determinable in the lease agreement. Upon adoption of ASC 842, all existing leases will be classified as either operating lease or finance lease. All existing leases that were classified as capital leases in accordance with Topic 840 will be classified as finance leases. We recorded $26.6 million of ROU assets and $27.6 million of lease obligations for operating leases, and $0.5 million of ROU assets and $0.3 million of lease obligations for finance leases in the balance sheet at the beginning of 2019.
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

Lease related expenses under non-cancellable finance and operating leases and under non-cancellable subleases as follows (in thousands except discount rate and lease term):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease costs
Finance lease cost:
Amortization of right-of-use assets	$54	$109
Interest on lease obligations	3	6
Operating lease cost	1,100	2,278
Sublease income	(254)	(465)
Total lease cost	$903	$1,928

Other information
Weighted-average remaining lease term (in years):
Finance leases		0.8
Operating leases		8.1

Weighted-average discount rate:
Finance leases		5.0%
Operating leases		6.6%

Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases		$(1,633)
Operating cash flows from finance leases		$(6)
Financing cash flows from finance leases		$(119)

As of June 30, 2019, under ASC 842, maturity analysis of annual undiscounted cash flows of the non-cancellable finance and operating leases as follows (in thousands):

Years ending December 31,	Finance Leases	Operating Leases
2019 (remaining 6 months)	$126	$1,648
2020	61	2,816
2021	—	4,197
2022	—	4,285
2023	—	4,589
2024 and thereafter	—	18,220
Total minimum lease payments (1)	$187	$35,755
Less: imputed interest	(4)	(8,925)
Lease Obligations	$183	$26,830
(1) Minimum payments have not been reduced by future minimum sublease rentals of $0.4 million to be received under non-cancellable subleases at June 30, 2019.

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

The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,269
Service agreement for clinical trial	December 2017	163
Total other commitments		$1,432

Credit Facility
Effective June 30, 2017, we entered into a credit facility (the "Credit Facility") consisting of term loans ("Term Debt") totaling up to $10.0 million, and advances ("Advances") under a revolving line of credit ("Revolving Line of Credit") totaling up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At June 30, 2019, we have not drawn from the Credit Facility. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. We may draw on the Term Debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On October 1, 2022, any loans for Term Debt mature and the Revolving Line of Credit terminates. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
The Credit Facility allows for interest-only payments on Term Debt through November 1, 2020. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictions which require us to comply with certain financial covenants including achieving consolidated product revenues levels at minimum levels as set forth in the Credit Facility unless we maintain certain minimum cash levels with the lender in an amount equal to or greater than six times the sum of the average six-month trailing operating cash flow net outlay plus the average monthly principal due and payable in the immediately succeeding three-month period. The Credit Facility places various restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, and selling assets and permitted assets to be held at foreign subsidiaries above specified caps, in each case subject to certain exceptions. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facility and our cash. At June 30, 2019, we were in compliance with the covenants for the Credit Facility.
Legal Proceedings
We are not currently a party to any material pending litigation or other material legal proceedings.
In February 2018, Codexis and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, "EnzymeWorks"), Junhua Tao, and Andrew Tao, reached a confidential settlement concerning the lawsuit filed by us against them in February 2016, in the United States District Court for the Northern District of California. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice. This case is completed.

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
We recognized $0.4 million in revenue in the three and six months ended June 30, 2019, compared to $55 thousand and $0.4 million in the three and six months ended June 30, 2018 from transactions with AstraZeneca PLC and its controlled purchasing agents and contract manufacturers, respectively. At June 30, 2019 and December 31, 2018, we had $0.4 million and $0.2 million of accounts receivables from AstraZeneca, PLC, and its controlled purchasing agents and contract manufacturers, respectively.

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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health

Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3 million was recognized as revenue in the first quarter of 2019 as research and development fees. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the second quarter of 2019. For the three and six months ended June 30, 2019 and 2018, all revenues related to the Novel Biotherapeutics segment were generated from our collaborations with Nestlé Health Science.
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
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$6,249	$—	$6,249	$3,723	$—	$3,723
Research and development revenue	4,340	1,730	6,070	7,442	2,373	9,815
Total revenues	10,589	1,730	12,319	11,165	2,373	13,538
Costs and operating expenses:
Cost of product revenue	2,772	—	2,772	2,611	—	2,611
Research and development(1)	5,134	2,856	7,990	4,724	2,442	7,166
Selling, general and administrative	2,362	561	2,923	1,729	304	2,033
Total segment costs and operating expenses	10,268	3,417	13,685	9,064	2,746	11,810
Income (loss) from operations	$321	$(1,687)	$(1,366)	$2,101	$(373)	$1,728
Corporate costs (2)			(4,698)			(5,209)
Depreciation and amortization			(427)			(265)
Loss before income taxes			$(6,491)			$(3,746)
(1) Research and development expenses exclude depreciation.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$14,236	$—	$14,236	$9,886	$—	$9,886
Research and development revenue	6,440	7,225	13,665	12,008	5,686	17,694
Total revenues	20,676	7,225	27,901	21,894	5,686	27,580
Costs and operating expenses:
Cost of product revenue	7,163	—	7,163	6,436	—	6,436
Research and development(1)	9,576	6,172	15,748	9,790	4,374	14,164
Selling, general and administrative	4,463	1,078	5,541	3,825	450	4,275
Total segment costs and operating expenses	21,202	7,250	28,452	20,051	4,824	24,875
Income (loss) from operations	$(526)	$(25)	$(551)	$1,843	$862	$2,705
Corporate costs (2)			(10,271)			(10,644)
Depreciation and amortization			(802)			(503)
Loss before income taxes			$(11,624)			$(8,442)
(1) Research and development expenses exclude depreciation.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

The following table provides stock-based compensation expense included in income (loss) from operations by segment (in thousands):

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$601	$197	$798	$768	$83	$851

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$1,237	$338	$1,575	$1,326	$146	$1,472

Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer A	35%	27%	38%	38%
Customer B	14%	18%	26%	21%
Customer C	*	34%	*	22%
Customer D	11%	*	*	*

Customers that each contributed 10% or more of our total accounts receivable had the following balances as of the periods presented:

	Percentage of Accounts Receivables as of
	June 30, 2019	December 31, 2018
Customer A	39%	37%
Customer B	*	17%
Customer D	11%	*
Customer E	15%	*
Customer F	*	16%
Customer G	*	11%
* Less than 10% of the period presented
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Americas	$4,076	$6,058	$6,913	$9,655
EMEA	4,741	3,808	12,466	8,800
APAC	3,502	3,672	8,522	9,125
Total revenues	$12,319	$13,538	$27,901	$27,580

Identifiable long-lived assets by location and goodwill by reporting unit were as follows:

Long-lived assets:	June 30, 2019	December 31, 2018
United States	$30,936	$4,759

	As of June 30, 2019 and December 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We are a pioneer in the harnessing of computational technologies to drive biology advancements. Since 2002, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform, the primary source of our competitive advantage. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine our large and continuously growing library of protein variants’ performance attributes. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling delivery of targeted performance enhancements in a time-efficient manner. In addition to its computational prowess, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and process development which are all coordinated to create our novel protein innovations.
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
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare.
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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the second quarter of 2019.
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

Results of Operations Overview
Revenues decreased to $12.3 million for the second quarter of 2019 from $13.5 million in the second quarter of 2018, primarily due to lower research and development revenue partially offset by higher product revenue. Product revenue for the second quarter of 2019 increased by $2.5 million to $6.2 million from $3.7 million in the second quarter of 2018 primarily due to higher customer demand for enzymes for both generic and branded products.
Research and development revenue decreased by $3.7 million for the second quarter of 2019 to $6.1 million from $9.8 million in the second quarter of 2018, due to prior year completion of services to Tate & Lyle for their sweetener product. The revenue recognition of a software license fee from Merck partially offset the decrease in research and development revenue.
Product gross margins were 56% for the second quarter of 2019, compared to 30% in the same period in 2018, due to improved sales mix. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data are used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis.
Research and development expense increased by $0.9 million, or 12%, to $8.3 million for the second quarter of 2019, compared to the second quarter of 2018, primarily due to an increase in costs associated with higher headcount, higher allocable expenses, and increases in lab supplies offset by lower outside services.
Selling, general and administrative expense increased by $0.5 million, or 7%, to $7.9 million for the second quarter of 2019, compared to the second quarter of 2018, primarily due to an increase in costs associated with facilities and headcount, which were partially offset by lower stock-based compensation.
Net loss for the second quarter of 2019 was $6.5 million, representing a net loss of $0.12 per basic and diluted share. This compares to a net loss of $3.7 million, representing a net loss of $0.07 per basic and diluted share for the second quarter of 2018. The increase in net loss for the second quarter of 2019 over the same period of the prior year is primarily related to the absence of research and development services for the project for Tate & Lyle which was completed in the prior year and higher operating expenses.
Cash and cash equivalents increased by $40.4 million to $93.4 million as of June 30, 2019 compared to $53.0 million as of December 31, 2018. Net cash used in operating activities decreased to $7.9 million in the six months ended June 30, 2019 compared to $12.1 million in the six months ended June 30, 2018. We believe that based on our current level of operations, our existing cash, cash equivalents, and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. We may draw on the Term Debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. As of June 30, 2019, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 11, "Commitments and Contingencies," in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues decreased by $0.6 million, or 5%, to $10.6 million for the three months ended June 30, 2019, compared to the second quarter of 2018 primarily due to research and development revenue for Tate & Lyle in the year-ago period partially offset by an increase in product revenue with higher customer demand for enzymes for both generic and branded products.
Product gross margins were 56% in the three months ended June 30, 2019, compared to 30% in the corresponding period in 2018 due to improved sales mix.

Research and development expense increased by $0.4 million, or 9%, to $5.1 million for the second quarter of 2019, compared to the second quarter of 2018, primarily due to an increase in costs associated with higher headcount, higher allocable expenses, and increases in lab supplies.
Selling, general and administrative expense increased by $0.6 million, or 37% to $2.4 million for the second quarter of 2019, compared to the second quarter of 2018, primarily due to an increase in costs associated with facilities and headcount.
Novel Biotherapeutics
Revenues decreased by $0.6 million, or 27%, to $1.7 million for the three months ended June 30, 2019, compared to the second quarter of 2018 primarily due to a decrease in CDX-6114 development service revenues.
Research and development expense increased by $0.4 million, or 17%, to $2.9 million for the second quarter of 2019, compared to the second quarter of 2018, primarily due to an increase in costs associated with higher headcount partially offset by lower outside services.
Selling, general and administrative expense increased by $0.3 million, or 85%, to $0.6 million for the second quarter of 2019, compared to the second quarter of 2018, primarily due to an increase in costs associated with headcount and facilities, which were partially offset by lower stock-based compensation.
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
We received an upfront license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.0 million and $2.0 million for the three and six months ended June 30, 2019, respectively, compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively, for various research projects under our collaborative arrangement.
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
In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we will install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term. We recognized research and development revenues of $0.9 million for the three and six months ended June 30, 2019 under the amendment.

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
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $0.5 million and $1.7 million for the three and six months ended June 30, 2019, respectively, compared to $1.8 million and $4.5 million for the three and six months ended June 30, 2018, respectively, as research and development revenue. We had deferred revenue related to the development fees attributed to the milestone payment and upfront fees of $0.2 million at June 30, 2019 and $1.9 million at December 31, 2018.
In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized revenue in the first quarter of 2019 as research and development fees. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the second quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the "Strategic Collaboration Agreement") pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $1.2 million and $2.5 million for the three and six months ended June 30, 2019, respectively, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2018, respectively. We had deferred revenue of $0.3 million and $0.8 million at June 30, 2019 and December 31, 2018, respectively.
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
Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Under the Novartis CodeEvolver® Agreement, we will transfer Codexis' proprietary CodeEvolver® protein engineering platform technology to Novartis over approximately 20 months starting with the date on which we commence the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, our company will provide to Novartis Codexis’ proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of Codexis and Novartis scientists will participate in technology training sessions and collaborative research projects at Codexis’ laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver® protein engineering platform technology installed at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4 million subject to satisfactory completion of the second technology transfer milestone and an additional $5 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage, and will extend throughout the commercial life of each API. We recognized no revenue for the three and six months ended June 30, 2019. As of June 30, 2019, we had deferred revenue of $5.0 million from the Novartis CodeEvolver® Agreement.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Revenues:
Product revenue	$6,249	$3,723	$2,526	68%	$14,236	$9,886	$4,350	44%
Research and development revenue	6,070	9,815	(3,745)	(38)%	13,665	17,694	(4,029)	(23)%
Total revenues	12,319	13,538	(1,219)	(9)%	27,901	27,580	321	1%
Costs and operating expenses:
Cost of product revenue	2,772	2,611	161	6%	7,163	6,436	727	11%
Research and development	8,274	7,370	904	12%	16,290	14,548	1,742	12%
Selling, general and administrative	7,896	7,395	501	7%	16,311	15,141	1,170	8%
Total costs and operating expenses	18,942	17,376	1,566	9%	39,764	36,125	3,639	10%
Loss from operations	(6,623)	(3,838)	(2,785)	(73)%	(11,863)	(8,545)	(3,318)	(39)%
Interest income	220	174	46	26%	450	245	205	84%
Other expenses, net	(88)	(82)	6	7%	(211)	(142)	69	49%
Loss before income taxes	(6,491)	(3,746)	(2,745)	(73)%	(11,624)	(8,442)	(3,182)	(38)%
Provision for (benefit from) income taxes	16	(11)	27	245%	19	(13)	32	246%
Net loss	$(6,507)	$(3,735)	$(2,772)	(74)%	$(11,643)	$(8,429)	$(3,214)	(38)%
Revenues
Our revenues are comprised of product revenue and research and development revenue as follows:

•	Product revenue consists of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits.

•	Research and development revenue includes license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
The following table shows the amounts of our product revenue and research and development revenue from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2019	2018	$	%	2019	2018	$	%
Product revenue	$6,249	$3,723	$2,526	68%	$14,236	$9,886	$4,350	44%
Research and development revenue	6,070	9,815	(3,745)	(38)%	13,665	17,694	(4,029)	(23)%
Total revenues	$12,319	$13,538	$(1,219)	(9)%	$27,901	$27,580	$321	1%
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

Total revenues decreased by $1.2 million and increased by $0.3 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to lower research and development revenue offset by higher product revenue.
Product revenue increased by $2.5 million and $4.4 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher customer demand for enzymes for both generic and branded products.
Research and development revenue decreased by $3.7 million and $4.0 million in the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to lower development revenue from Tate & Lyle resulting from the prior year completion of the development work for their sweetener product. The recognition of functional license fee revenue from Nestlé Health Science and recognition of a software license fee from Merck partially offset the decrease in research and development revenue.

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

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2019	2018	$	%	2019	2018	$	%
Cost of product revenue	$2,772	$2,611	$161	6%	$7,163	$6,436	$727	11%
Research and development	8,274	7,370	904	12%	16,290	14,548	1,742	12%
Selling, general and administrative	7,896	7,395	501	7%	16,311	15,141	1,170	8%
Total costs and operating expenses	$18,942	$17,376	$1,566	9%	$39,764	$36,125	$3,639	10%

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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2019	2018	$	%	2019	2018	$	%
Product revenue	$6,249	$3,723	$2,526	68%	$14,236	$9,886	$4,350	44%
Cost of product revenue	2,772	2,611	161	6%	7,163	6,436	727	11%
Product gross profit	$3,477	$1,112	$2,365	213%	$7,073	$3,450	$3,623	105%
Product gross margin (%)	56%	30%			50%	35%
Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
Product gross margins were 56% and 50% in the three and six months ended June 30, 2019, respectively, compared to 30% and 35% in the corresponding periods in 2018 due to improved sales mix.
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
Research and development expenses increased by $0.9 million, or 12%, during the three months ended June 30, 2019 and increased by $1.7 million, or 12%, during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to an increase in costs associated with higher headcount, higher facilities expenses and allocable expenses, increases in lab supplies and depreciation expense offset by lower outside services.
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
Selling, general and administrative expenses increased by $0.5 million, or 7%, during the three months ended June 30, 2019 and $1.2 million, or 8%, during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to an increase in costs associated with headcount and higher facility expense, which were partially offset by a decrease in legal expense.
Interest Income and Other Expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In Thousands)	2019	2018	$	%	2019	2018	$	%
Interest income	$220	$174	$46	26%	$450	$245	$205	84%
Other expense, net	(88)	(82)	6	7%	(211)	(142)	69	49%
Total other income (expense)	$132	$92	$40	43%	$239	$103	$136	132%
Interest Income
Interest income increased by $46 thousand and $0.2 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to higher interest rates on higher levels of cash and cash equivalents.
Other Expense
Other expense increased by $6 thousand and $69 thousand for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to an unrealized loss of $0.2 million related to our investment in CO2 Solutions and expenses due to fluctuations in foreign currency.
Provision for and Benefit from Income Taxes
We recognized an income tax provision of $16 thousand and $19 thousand for the three and six months ended June 30, 2019, respectively. We recognized an income tax benefit of $11 thousand and $13 thousand for the three and six months ended June 30, 2018, respectively. The increase in income tax provision was due to the release of uncertain tax positions related to foreign interest and penalties and income tax attributable to foreign operations. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.

Net loss
The net loss for the second quarter of 2019 was $6.5 million, representing a net loss of $0.12 per basic and diluted share. This compares to a net loss of $3.7 million, representing a net loss of $0.07 per basic and diluted share for the second quarter of 2018. For the six months ended June 30, 2019, the net loss was $11.6 million, representing a net loss of $0.21 per basic and diluted share. This compares to a net loss of $8.4 million, representing a net loss of $0.17 per basic and diluted share for the six months ended June 30, 2018. The increase in net loss for the three and six months ended June 30, 2019 compared to the same period of the prior year is primarily related to the absence of research and development services for the project for Tate & Lyle which was completed in the prior year and higher operating expenses.
Results of Operations by Segment (in thousands, except percentages)
Revenue by segment

	Three months ended June 30,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$6,249	$—	$6,249	$3,723	$—	$3,723	$2,526	68%	$—	—%
Research and development revenue	4,340	1,730	6,070	7,442	2,373	9,815	(3,102)	(42)%	(643)	(27)%
Total revenues	$10,589	$1,730	$12,319	$11,165	$2,373	$13,538	$(576)	(5)%	$(643)	(27)%

	Six Months Ended June 30,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$14,236	$—	$14,236	$9,886	$—	$9,886	$4,350	44%	$—	—%
Research and development revenue	6,440	7,225	13,665	12,008	5,686	17,694	(5,568)	(46)%	1,539	27%
Total revenues	$20,676	$7,225	$27,901	$21,894	$5,686	$27,580	$(1,218)	(6)%	$1,539	27%

Revenues from the Performance Enzymes segment decreased by $0.6 million, or 5%, to $10.6 million for the three months ended June 30, 2019, compared to $11.2 million for the three months ended June 30, 2018 primarily due to $4.4 million of research and development revenue from Tate & Lyle in the prior year period, partially offset by an increase of $2.5 million in product revenue with higher customer demand for enzymes for both generic and branded products, a $1.1 million increase in license fees from Merck, and an increase in research and development revenue from various customers. Revenues from the Performance Enzymes segment decreased by $1.2 million, or 6%, to $20.7 million for the six months ended June 30, 2019, compared to $21.9 million for the six months ended June 30, 2018 primarily due to the absence of revenue from Tate & Lyle from the prior year period.
Revenues from the Novel Biotherapeutics segment decreased by $0.6 million, or 27%, to $1.7 million for the three months ended June 30, 2019, compared to $2.4 million for the three months ended June 30, 2018 primarily due to a decrease in CDX-6114 development service revenues. Revenues from the Novel Biotherapeutics segment increased by $1.5 million, or 27% for the six months ended June 30, 2019, compared to $5.7 million for the six months ended June 30, 2018 primarily due to revenue recognition of a functional license granted to Nestlé Health Science for CDX-6114 for the treatment of PKU. Revenues from the Novel Biotherapeutics segment are derived from research and development revenue relating to the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science, as set forth in the Nestlé Agreement.
Cost and Operating Expenses by Segment

	Three months ended June 30,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$2,772	$—	$2,772	$2,611	$—	$2,611	$161	6%	$—	—%
Research and development(1)	5,134	2,856	7,990	4,724	2,442	7,166	410	9%	414	17%
Selling, general and administrative(1)	2,362	561	2,923	1,729	304	2,033	633	37%	257	85%
Total segment costs and operating expenses	$10,268	$3,417	13,685	$9,064	$2,746	11,810	$1,204	13%	$671	24%
Corporate costs			4,830			5,301
Depreciation and amortization			427			265
Total costs and operating expenses			$18,942			$17,376
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.

	Six months ended June 30,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$7,163	$—	$7,163	$6,436	$—	$6,436	$727	11%	$—	—%
Research and development(1)	9,576	6,172	15,748	9,790	4,374	14,164	(214)	(2)%	1,798	41%
Selling, general and administrative(1)	4,463	1,078	5,541	3,825	450	4,275	638	17%	628	140%
Total segment costs and operating expenses	$21,202	$7,250	28,452	$20,051	$4,824	24,875	$1,151	6%	$2,426	50%
Corporate costs			10,510			10,747
Depreciation and amortization			802			503
Total costs and operating expenses			$39,764			$36,125
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.
For a discussion of product cost of revenue, see "Results of Operations".
Research and development expense in the Performance Enzymes segment increased $0.4 million, or 9%, to $5.1 million in the second quarter of 2019, compared to the second quarter of 2018. The increase was primarily due to an increase in costs associated with higher headcount, higher allocable expenses, and increases in lab supplies. Research and development expense in the Performance Enzymes segment decreased $0.2 million, or 2%, to $9.6 million in the six months ended June 30, 2019, compared to the corresponding period in 2018. The decrease was primarily due to lower outside services.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.6 million, or 37%, to $2.4 million in the second quarter of 2019, compared to the second quarter of 2018. Selling, general and administrative expense in the Performance Enzymes segment increased by $0.6 million, or 17%, to $4.5 million in the six months ended June 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase in costs associated with facilities and headcount.
Research and development expense in the Novel Biotherapeutics segment increased by $0.4 million, or 17%, to $2.9 million in the second quarter of 2019, compared to the second quarter of 2018. Research and development expense in the Novel Biotherapeutics segment increased by $1.8 million, or 41%, to $6.2 million in the six months ended June 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase in costs associated with higher headcount partially offset by lower outside services.
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.3 million, or 85%, to $0.6 million in the second quarter of 2019, compared to the second quarter of 2018. Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.6 million, or 140%, to $1.1 million in the six months ended June 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase in costs associated with headcount and facilities, which were partially offset by decreases in allocable expenses and lower stock-based compensation.

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
The following tables summarize our cash and cash equivalents and working capital as of June 30, 2019 and December 31, 2018, as well as our statements of cash flows for the three and six months ended June 30, 2019 and 2018:

(In Thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$93,421	$53,039
Working capital	$92,750	$50,085

	Six months ended June 30,
(In Thousands)	2019	2018
Net cash used in operating activities	$(7,909)	$(12,141)
Net cash used in investing activities	(1,257)	(1,472)
Net cash provided by financing activities	49,851	35,918
Net increase in cash, cash equivalents and restricted cash	$40,685	$22,305
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
As of June 30, 2019, we had cash and cash equivalents of $93.4 million and $15.0 million available to borrow under the Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under the Credit Facility. In addition, in June 2019, we sold 3,048,780 shares of common stock at a price per share of $16.40 in the private placement resulting in net proceeds of approximately $49.9 million after deducting related legal fees. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
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
Cash Flows from Operating Activities
Cash used in operating activities was $7.9 million net for the six months ended June 30, 2019, which resulted from a net loss of $11.6 million for the six months ended June 30, 2019 adjusted for non-cash charges for depreciation of $0.7 million, amortization expense of $1.5 million and stock-based compensation of $4.1 million. Additional cash used by changes in operating assets and liabilities was $2.7 million. Changes in operating assets and liabilities included an increase of $0.9 million in prepaid expenses and other current assets due mainly to stock exercises and a decrease of $1.6 million in accounts payable due to timing of vendor payments.
Cash used in operating activities was $12.1 million net for the six months ended June 30, 2018, which resulted from a net loss of $8.4 million for the six months ended June 30, 2018 adjusted for non-cash charges for depreciation and amortization of $0.5 million and stock-based compensation of $4.4 million. Additional cash used by changes in operating assets and liabilities was $8.6 million. Changes in operating assets and liabilities included decreases of $3.1 million in accounts receivable due mainly to collections from customers and $9.5 million increase in deferred revenue, primarily due to recent recognition of revenue under ASC 606.
Cash Flows from Investing Activities
Cash provided by investing activities was $1.3 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively, which was primarily attributable to purchase of property and equipment.
Cash Flows from Financing Activities
Cash generated by financing activities was $49.9 million for the six months ended June 30, 2019 which represents $49.9 million of net proceeds from a private placement in June 2019 and $2.8 million of proceeds from exercises of stock options offset by $2.8 million for taxes paid related to net share settlement of equity awards.
Cash provided by financing activities was $35.9 million for the six months ended June 30, 2018 which represents $37.3 million of net proceeds from our public offering in April 2018, partially offset by other items, primarily $3.1 million for taxes paid related to net share settlement of equity awards.

Contractual Obligations
The following table summarizes our significant contractual obligations at June 30, 2019 (in thousands):

	Payments due by period
(In Thousands)	Total	Less than 1 year	1-3 years	>4 years
Finance lease obligations	$187	$187	$—	$—
Operating leases obligations (1)	35,755	2,422	8,291	25,042
Total	$35,942	$2,609	$8,291	$25,042

(1) Represents future minimum lease payments under non-cancellable operating leases in effect as of June 30, 2019 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. In addition, amounts have not been reduced by future minimum sublease rentals of $0.4 million to be received under non-cancellable subleases.

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

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$1,269
Service agreement for clinical trial	December 2017	163
Total other commitments		$1,432
On June 30, 2017, we entered into a credit facility consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million with an accounts receivable borrowing base of 80% of certain eligible accounts receivable. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. We may draw on the Term Debt at any time prior to September 30, 2019, subject to customary conditions for funding including, among others, that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On October 1, 2022, any loans for Term Debt mature and the Revolving Line of Credit terminates. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. No amounts were drawn down under the credit facility as of June 30, 2019. For additional information about our credit facility, see Note 11, "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and six months ended June 30, 2019 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, except for our critical accounting policies and estimates on leases as a result of our adoption of ASU 2016-02, "Leases (Topic 842)" ("ASC 842"), which is detailed below.
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

Interest Rate Sensitivity
As of June 30, 2019, we had unrestricted cash and cash equivalents of $93.4 million. As of June 30, 2019, the effect of a hypothetical 10% decrease in market interest rates would decrease the fair value of our interest income by approximately $0.2 million on an annualized basis.
On June 30, 2017, we entered into a credit facility agreement consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Draws on the term debt bear interest at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. In September 2018, the draw period on the term debt was extended to September 30, 2019. No amounts were drawn down under the credit facility as of June 30, 2019. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of June 30, 2019, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

Equity Price Risk
As described in Note 6, "Cash Equivalents and Marketable Securities" and Note 7, "Fair Value Measurements" to the unaudited condensed consolidated financial statements, we have an investment in common shares of CO2 Solution Inc., a company based in Quebec, Canada (“CO2 Solutions”), whose shares are publicly traded in Canada on the TSX Venture Exchange. As of June 30, 2019, the fair value of our investment in CO2 Solutions' common stock was $0.4 million.
This investment is exposed to fluctuations in both the market price of CO2 Solutions' common shares and changes in the exchange rate between the United States dollar and the Canadian dollar. The effect of a 10% adverse change in the market price of CO2 Solution's common shares as of June 30, 2019 would have been a loss of approximately $42 thousand, recognized as a component of other expense in our unaudited condensed consolidated statements of operations. The effect of a 10% unfavorable change in the exchange rate between the United States dollar and the Canadian dollar as of June 30, 2019 would have been a loss of approximately $42 thousand, recognized as a component of other expense in our unaudited condensed consolidated statements of operations.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
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
In February 2018, Codexis and EnzymeWorks, Inc. (U.S.), Suzhou Hanmei Biotechnology Co. Ltd, d/b/a EnzymeWorks, Inc. (China) (collectively, "EnzymeWorks"), Junhua Tao, and Andrew Tao, reached a confidential settlement concerning the lawsuit filed by us against them in February 2016, in the United States District Court for the Northern District of California. The parties have also stipulated to a judgment of patent infringement of all asserted patents against EnzymeWorks, and a permanent injunction barring any future infringement. The remaining claims against EnzymeWorks, and all claims against Junhua Tao, and Andrew Tao including trade secret misappropriation, breach of contract and voidable transfer have been dismissed with prejudice. This case is completed.

ITEM 1A.	RISK FACTORS
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). During the three months ended June 30, 2019, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2018 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Private Placement
On June 20, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an affiliate of Casdin Capital, LLC (the “Investor”). Pursuant to the Purchase Agreement, we agreed to sell an aggregate of 3,048,780 shares of our common stock (the “Shares”) for aggregate gross proceeds of approximately $50.0 million (the “Private Offering”). The purchase price for each Share was $16.40. The Private Offering closed on June 20, 2019.
On June 20, 2019, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, we agreed, subject to certain conditions, to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 180 days after the closing of the Private Offering, if we are a “well known seasoned issuer” at such time (210 days if we are not then a “well known seasoned issuer”) for purposes of registering the resale of the Shares and any shares of common stock issued as a dividend or other distribution with respect to the Shares. We also agreed, subject to certain conditions, to use our commercially reasonable best efforts to cause this registration statement to become effective within 180 days after the closing of the Private Offering, if we are a “well known seasoned issuer” at such time (210 days we are not then a “well known seasoned issuer”). We further agreed, among other things, to indemnify the selling holders under the registration statement from certain losses, claims, damages and liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions) incident to the performance of, or compliance with, our obligations under the Registration Rights Agreement.
The Private Offering was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D under the Securities Act.

Limitations on Dividends and Other Distributions
Effective June 30, 2017, we entered into a credit facility consisting of a term debt note for loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Covenants in the credit facility limit our ability to pay dividends or make other distributions. For additional information see Note 11, "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.

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

10.1
Securities Purchase Agreement, dated as of June 20, 2019, by and between the Company and Casdin Partners Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 20, 2019).

10.2
Registration Rights Agreement, dated as of June 20, 2019, by and between the Company and Casdin Partners Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 20, 2019).

10.3A		Codexis, Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.3B
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.3C
Form of Stock Option Grant Notice and Stock Option Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.3D
Form of Stock Option Grant Notice and Stock Option Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.3E
Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.3F
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.4	†	Platform Technology Transfer and License Agreement, dated May 2, 2019, by and between the Company and Novartis Pharma AG.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three Months and Six Months Ended June 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

†	Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	August 6, 2019	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	August 6, 2019	By:	/s/ Gordon Sangster
Gordon Sangster Chief Financial Officer (principal financial and accounting officer)