Form 10-Q
period 2019-09-30
CODEXIS, INC.
filed 2019-11-06
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, there were 58,518,105 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$92,143	$53,039
Accounts receivable, net of allowances of $34 at September 30, 2019 and December 31, 2018	12,327	11,551
Unbilled receivables, current	2,317	1,916
Inventories	397	589
Prepaid expenses and other current assets	1,553	1,068
Contract assets	1,193	35
Total current assets	109,930	68,198
Restricted cash	1,731	1,446
Equity securities	—	588
Right-of-use assets - Operating leases, net	24,542	—
Right-of-use assets - Finance leases, net	321	—
Property and equipment, net	6,241	4,759
Goodwill	3,241	3,241
Other non-current assets	190	1,051
Total assets	$146,196	$79,283
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,743	$3,050
Accrued compensation	4,695	5,272
Other accrued liabilities	6,182	4,855
Current portion of lease obligations - Operating leases	893	—
Current portion of lease obligations - Finance leases	122	—
Deferred revenue	1,288	4,936
Total current liabilities	14,923	18,113
Deferred revenue, net of current portion	1,988	3,352
Long-term lease obligations - Operating leases	25,554	—
Long-term lease obligations - Finance leases	—	61
Lease incentive obligation, net of current portion	—	35
Other long-term liabilities	1,223	1,416
Total liabilities	43,688	22,977

Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 58,386 shares and 54,065 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6	5
Additional paid-in capital	444,276	386,775
Accumulated deficit	(341,774)	(330,474)
Total stockholders' equity	102,508	56,306
Total liabilities and stockholders' equity	$146,196	$79,283
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product revenue	$10,351	$8,405	$24,588	$18,291
Research and development revenue	11,555	8,541	25,220	26,235
Total revenues	21,906	16,946	49,808	44,526
Costs and operating expenses:
Cost of product revenue	5,067	3,791	12,230	10,228
Research and development	8,711	7,917	25,000	22,464
Selling, general and administrative	7,869	7,344	24,180	22,485
Total costs and operating expenses	21,647	19,052	61,410	55,177
Income (loss) from operations	259	(2,106)	(11,602)	(10,651)
Interest income	480	199	929	444
Other expenses, net	(403)	(80)	(615)	(221)
Income (loss) before income taxes	336	(1,987)	(11,288)	(10,428)
Provision for (benefit from) income taxes	(7)	1	12	(11)
Net Income (loss)	$343	$(1,988)	$(11,300)	$(10,417)

Net income (loss) per share, basic	$0.01	$(0.04)	$(0.20)	$(0.20)
Net income (loss) per share, diluted	$0.01	$(0.04)	$(0.20)	$(0.20)

Weighted average common stock shares used in computing net income (loss) per share, basic	58,287	53,597	55,818	51,609
Weighted average common stock shares used in computing net income (loss) per share, diluted	61,412	53,597	55,818	51,609

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three months ended September 30, 2019	Shares	Amount

Balance as of July 1, 2019	57,940	$6	$440,795	$—	$(342,117)	$98,684
Exercise of stock options	441	—	1,778	—	—	1,778
Release of stock awards	8	—	—	—	—	—
Employee stock-based compensation	—	—	1,732	—	—	1,732
Taxes paid related to net share settlement of equity awards	(3)	—	(51)	—	—	(51)
Issuance of common stock, issuance costs	—	—	(55)	—	—	(55)
Short swing profit settlement	—	—	77	—	—	77
Net Income	—	—	—	—	343	343
Balance as of September 30, 2019	58,386	$6	$444,276	$—	$(341,774)	$102,508

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three months ended September 30, 2018	Shares	Amount

Balance as of July 1, 2018	53,508	$5	$380,551	$—	$(328,026)	$52,530
Exercise of stock options	427	—	2,461	—	—	2,461
Employee stock-based compensation	—	—	1,770	—	—	1,770
Net loss	—	—	—	—	(1,988)	(1,988)
Balance as of September 30, 2018	53,935	$5	$384,782	$—	$(330,014)	$54,773

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Nine months ended September 30, 2019	Shares	Amount

Balance as of January 1, 2019	54,065	$5	$386,775	$—	$(330,474)	$56,306
Exercise of stock options	970	—	4,621	—	—	4,621
Release of stock awards	449	—	—	—	—	—
Employee stock-based compensation	—	—	5,783	—	—	5,783
Taxes paid related to net share settlement of equity awards	(147)	—	(2,850)	—	—	(2,850)
Issuance of common stock, net of issuance costs of $129	3,049	1	49,870	—	—	49,871
Short swing profit settlement	—	—	77	—	—	77
Net loss	—	—	—	—	(11,300)	(11,300)
Balance as of September 30, 2019	58,386	$6	$444,276	$—	$(341,774)	$102,508

	Common Stock		Additional paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Nine months ended September 30, 2018	Shares	Amount

Balance as of January 1, 2018	48,365	$5	$340,079	$(472)	$(315,065)	$24,547
Exercise of stock options	730	—	4,319	—	—	4,319
Release of stock awards	824	—	—	—	—	—
Employee stock-based compensation	—	—	6,183	—	—	6,183
Non-employee stock-based compensation	—	—	24	—	—	24
Taxes paid related to net share settlement of equity awards	(297)	—	(3,140)	—	—	(3,140)
Issuance of common stock, net of issuance costs of $179	4,313	—	37,317	—	—	37,317
Cumulative effect of change in accounting principles (1)	—	—	—	472	(4,532)	(4,060)
Net loss	—	—	—	—	(10,417)	(10,417)
Balance as of September 30, 2018	53,935	$5	$384,782	$—	$(330,014)	$54,773

(1) Cumulative effect of change in accounting principles included: Accounting Standards Update 2014-9 (Topic 606), of $4.1 million and Accounting Standards Update 2016-01 (Subtopic 825-10), of $0.5 million.

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in Thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(11,300)	$(10,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,118	812
Amortization expense - right-of-use assets - operating and finance leases	2,231	—
Gain on disposal of property and equipment	(2)	—
Stock-based compensation	5,783	6,207
Loss on investment in equity securities	526	20
Changes in operating assets and liabilities:
Accounts receivable, net	(776)	3,556
Unbilled receivables	385	—
Inventories	192	206
Prepaid expenses and other current assets	(485)	(1,188)
Contract assets	(1,158)	(1,868)
Other non-current assets	74	188
Accounts payable	(1,294)	(1,686)
Accrued compensation	(577)	409
Other accrued liabilities	2,687	1,332
Other long-term liabilities	(1,291)	(710)
Deferred revenue	(5,012)	(10,235)
Net cash used in operating activities	(8,899)	(13,374)
Investing activities:
Purchase of property and equipment	(3,315)	(2,074)
Proceeds from disposal of property and equipment	2	1
Proceeds from the sale of investment securities	62	—
Net cash used in investing activities	(3,251)	(2,073)
Financing activities:
Proceeds from exercises of stock options	4,621	4,319
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	—	37,497
Costs incurred in connection with public offering	—	(180)
Proceeds from issuance of common stock in connection with private placement	50,000	—
Costs incurred in connection with private placement	(129)	—
Payments of lease obligations - Finance leases	(180)	(178)
Recovery of short swing profit	77	—
Taxes paid related to net share settlement of equity awards	(2,850)	(3,140)
Net cash provided by financing activities	51,539	38,318
Net increase in cash, cash equivalents and restricted cash	39,389	22,871
Cash, cash equivalents and restricted cash at the beginning of the period	54,485	32,776
Cash, cash equivalents and restricted cash at the end of the period	$93,874	$55,647

Supplemental disclosure of cash flow information
Interest paid	$16	$61
Income taxes paid	$5	$5
Purchase of property and equipment recorded in accounts payable and accrued expenses	$536	$420

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of September 30, 2019 and September 30, 2018 to the total of the same such amounts shown above:

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$92,143	$54,225
Restricted cash included in non-current assets	1,731	1,422
Total cash, cash equivalents and restricted cash at the end of the period	$93,874	$55,647

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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the third quarter of 2019.
We have also developed a pipeline of other biotherapeutic drug candidates, which are in preclinical development, and in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas.
Recent Financing Activities
In June 2019, we entered into a Securities Purchase Agreement with an affiliate of Casdin Capital, LLC (“Casdin”) pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock at a purchase price of $16.40 per share (the “Private Offering”). After deducting issuance costs of $0.1 million from the Private Offering, our net proceeds were $49.9 million. See Note 10, "Capital Stock" to our unaudited condensed consolidated financial statements for further details.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K and are updated below as necessary.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2019, results of our operations for the three and nine months ended September 30, 2019 and 2018, changes in stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. Accounting Standard Update ("ASU") 2016-02, "Leases (Topic 842)" ("ASC 842) establishes a right-of-use ("ROU") model that requires a lessee to record a right-of-use asset and a lease obligation on the balance sheet for all leases with terms longer than 12 months. See "Recently Adopted Accounting Pronouncements" for details regarding the adoption of ASU 2016-02 effective January 1, 2019.
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
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" (“ASC 842”), which is intended to improve financial reporting of leasing transactions by requiring lessees to recognize leases on balance sheets and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"; ASU 2018-10, "Codification Improvements to ASC 842, Leases"; and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." The new standard establishes a right-of-use ("ROU") model that requires lessees to record a ROU asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statement of operations. We adopted the new standard on January 1, 2019 using a modified retrospective approach and effective date method. We also elected the "package of practical expedients," which permit us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to us. Upon adoption, for operating leases, we recognized $26.6 million of ROU assets and $27.6 million of lease obligations, which represents the present value of the lease payments discounted using our incremental borrowing rate ("IBR") of 6.6%. For finance leases, we recognized $0.5 million of ROU assets and $0.3 million of lease obligations which represents the present value of the lease payments discounted using weighted-average implicit rate of 5.0%. These amounts were recorded in our unaudited condensed consolidated balance sheet in the first quarter of 2019.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting," which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted ASU 2018-07 in the first quarter of 2019, and the adoption had no impact on our unaudited condensed consolidated financial statements.
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

	Three months ended September 30, 2019			Three months ended September 30, 2018
(in thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$10,351	$—	$10,351	$8,405	$—	$8,405
Research and development revenue	10,073	1,482	11,555	3,720	4,821	8,541
Total revenues	$20,424	$1,482	$21,906	$12,125	$4,821	$16,946

Primary geographical markets:
Americas	$2,706	$—	$2,706	$4,315	$—	$4,315
EMEA	10,723	1,482	12,205	1,453	4,821	6,274
APAC	6,995	—	6,995	6,357	—	6,357
Total revenues	$20,424	$1,482	$21,906	$12,125	$4,821	$16,946

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
(in thousands)	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$24,588	$—	$24,588	$18,291	$—	$18,291
Research and development revenue	16,512	8,708	25,220	15,728	10,507	26,235
Total revenues	$41,100	$8,708	$49,808	$34,019	$10,507	$44,526

Primary geographical markets:
Americas	$9,620	$—	$9,620	$13,968	$—	$13,968
EMEA	15,964	8,708	24,672	4,568	10,507	15,075
APAC	15,516	—	15,516	15,483	—	15,483
Total revenues	$41,100	$8,708	$49,808	$34,019	$10,507	$44,526

Contract Balances
The following table presents changes in the contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	January 1, 2019 balance	Additions	Deductions (1)	September 30, 2019 balance
Contract Assets	$35	7,142	(5,984)	$1,193
Unbilled receivables, current	$1,916	4,189	(3,788)	$2,317
Unbilled receivables, non-current (2)	$786	—	(786)	$—
Contract Costs (2)	$42	—	(41)	$1
Contract Liabilities: Deferred Revenue	$8,288	6,486	(11,498)	$3,276
(1) The asset or liability balances are presented as a net position per contract and accordingly the deductions column includes the netting effect of presenting each contract on a net position basis as either a net liability or asset.
(2) Included in non-current assets in our unaudited condensed consolidated balance sheets.
We had no asset impairment charges related to contract assets in the three and nine months ended September 30, 2019.

During the three and nine months ended September 30, 2019, we recognized the following revenues (in thousands):

Revenue recognized in the period from:	Three months ended September 30, 2019	Nine months ended September 30, 2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$5,092	$4,948
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	2,641	2,460
Performance obligations satisfied from new activities in the period - contract revenue	14,173	42,400
Total revenue	$21,906	$49,808

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2019.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts.

(in thousands)	Remainder of 2019	2020	2021 and Thereafter	Total
Product Revenue	$—	$365	$1,623	$1,988
Research and development revenue	1,288	—	—	1,288
Total	$1,288	$365	$1,623	$3,276

Note 4. Net Income (loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding, less restricted stock awards ("RSAs") subject to forfeiture. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, less RSAs subject to forfeiture, plus all additional common stock shares that would have been outstanding, assuming dilutive potential common stock shares had been issued for other dilutive securities. For periods of net loss, diluted and basic net loss per share are identical since potential common stock shares are excluded from the calculation, as their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share during the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$343	$(1,988)	$(11,300)	$(10,417)
Denominator:
Weighted average common stock shares used in computing net income (loss) per share, basic	58,287	53,597	55,818	51,609
Effect of dilutive shares	3,125	—	—	—
Weighted average common stock shares used in computing net income (loss) per share, diluted	61,412	53,597	55,818	51,609
Net income (loss) per share, basic	$0.01	$(0.04)	$(0.20)	$(0.20)
Net income (loss) per share, diluted	$0.01	$(0.04)	$(0.20)	$(0.20)

Anti-Dilutive Securities
The following shares were not considered in the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock issuable pursuant to equity awards outstanding under the Equity Incentive Plan	1,019	7,607	5,623	7,607

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
In September 2019, we received notification from GSK that a milestone relating to the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology has been achieved, triggering a $2.0 million milestone payment to Codexis from GSK. We recognized revenue of $2.0 million for the milestone payment for the three and nine months ended September 30, 2019, respectively, compared to zero for the three and nine months ended September 30, 2018, respectively, as research and development revenue.

Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the "Merck CodeEvolver® Agreement") with Merck, Sharp & Dohme ("Merck") which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received an upfront license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.0 million and $3.0 million for the three and nine months ended September 30, 2019, respectively, compared to $1.1 million and $3.0 million for the three and nine months ended September 30, 2018, respectively, for various research projects under our collaborative arrangement.
We have the potential to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform. These potential API payments are based on the quantity of API developed and manufactured by Merck and will be recognized as usage-based royalties. We recognized zero usage-based royalties in both the three and nine months ended September 30, 2019.
In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we installed certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license. Pursuant to the agreement, we will maintain those upgrades for a multi-year term. We recognized research and development revenues of $0.1 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, under the amendment.
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
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin catalyst purchased by Merck and to allow Merck to purchase a percentage of its requirements for sitagliptin catalyst from a specified third-party supplier. Merck received a distinct, functional license to manufacture a portion of its demand beginning January 1, 2018, which we recognized as research and development revenue. Under this agreement, we recognized no research and development revenue for the three and nine months ended September 30, 2019, compared to zero and $1.3 million for the three and nine months ended September 30, 2018, respectively.
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
We had a deferred revenue balance from Merck of zero at September 30, 2019 and $3.6 million at December 31, 2018. In addition, pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, we recognized $3.6 million and $11.4 million for the three and nine months ended September 30, 2019, respectively, compared to $3.4 million and $10.7 million for the three and nine months ended September 30, 2018, respectively, in product revenue under this agreement.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment of $0.8 million in December 2016, which we accordingly recorded as deferred revenue. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provides the customer material rights and we are recognizing revenues using the alternative method. As of September 30, 2019 and December 31, 2018, we had deferred revenue from the supply agreement of $2.0 million.

Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with Tate & Lyle Ingredients Americas LLC ("Tate & Lyle") to develop enzymes for use in the manufacture of Tate & Lyle’s zero-calorie TASTEVA® M Stevia sweetener. Under the agreement, we received an upfront payment of $3.0 million, which was recognized ratably over the maximum term of the services period of 21 months. Beginning January 1, 2018, we recognized revenue using a single measure of progress that depicted our performance in transferring the services. During the second quarter of 2018, Tate & Lyle opted to obtain additional development services that we completed by June 30, 2018 and we earned milestone payments upon completion of the services. We recognized revenue of zero and $50 thousand for the three and nine months ended September 30, 2019, respectively, compared to $1.3 million and $7.1 million for the three and nine months ended September 30, 2018, respectively, for research and development services under the research and development agreement.
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
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $0.1 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, compared to $3.7 million and $8.1 million for the three and nine months ended September 30, 2018, respectively, as research and development revenue. We had deferred revenue related to the development fees attributed to the milestone payment and upfront fees of $50 thousand at September 30, 2019 and $1.9 million at December 31, 2018.
In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized in the first quarter of 2019 as research and development fees. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the second quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the "Strategic Collaboration Agreement") pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $1.4 million and $3.9 million for the three and nine months ended September 30, 2019, respectively, compared to $1.2 million and $2.4 million for the three and nine months ended September 30, 2018, respectively. We had deferred revenue of $25 thousand and $0.8 million at September 30, 2019 and December 31, 2018, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton

Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date and $1.5 million upon the first anniversary of the effective date of the agreement. We completed the technical transfer in the fourth quarter of 2018. Revenue relating to the functional license provided to Porton was recognized at a point in time when control of the license transferred to the customer.
Commercial Agreement
In April 2019, we entered into a multi-year commercial agreement with Tate & Lyle under which Tate & Lyle has received an exclusive license to use a suite of Codexis novel performance enzymes in the manufacture of Tate & Lyle’s zero-calorie stevia sweetener, TASTEVA® M, and other stevia products. Under the agreement, we will supply Tate & Lyle with its requirements for these enzymes over a multiple year period and receive royalties on stevia products.
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
Pursuant to the agreement, we received an upfront payment of $5 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4 million subject to satisfactory completion of the second technology transfer milestone and an additional $5 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage, and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer, which is expected to occur over twenty months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $3.8 million in revenue for the three and nine months ended September 30, 2019 from the Novartis CodeEvolver® Agreement. As of September 30, 2019, we had deferred revenue of $1.2 million from the Novartis CodeEvolver® Agreement.

Note 6. Cash Equivalents and Marketable Securities
Cash equivalents and marketable securities at September 30, 2019 and at December 31, 2018 consisted of the following (in thousands):

	September 30, 2019
	Adjusted Cost	Gross Unrealized Gains (3)	Gross Unrealized Losses(3)	Estimated Fair Value
Money market funds (1)	$73,450	$—	$—	$73,450

	December 31, 2018
	Adjusted Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Estimated Fair Value
Money market funds (1)	$31,225	$—	$—	$31,225
Common shares of CO2 Solutions (2)	563	25	—	588
Total	$31,788	$25	$—	$31,813

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
As of September 30, 2019, the total cash and cash equivalents balance of $92.1 million was comprised of money market funds of $73.5 million and cash of $18.6 million held with major financial institutions worldwide. As of December 31, 2018, the total cash and cash equivalents balance of $53.0 million was comprised of money market funds of $31.2 million and cash of $21.8 million held with major financial institutions worldwide.
In December 2009, we purchased 10,000,000 common shares of CO2 Solutions, a company based in Quebec, Canada, whose shares were publicly traded in Canada on the TSX Venture Exchange until September 17, 2019 and are currently listed on NEX board, which is a separate board of TSX Venture Exchange. Our purchase represented approximately 16.6% of CO2 Solutions’ total common shares outstanding at the time of investment and was made in a private placement subject to a four-month statutory resale restriction. This restriction expired on April 15, 2010. Our investment in CO2 Solutions is recorded at its fair value. See Note 7, “Fair Value Measurements.” Through September 30, 2019, we concluded that we did not have the ability to exercise significant influence over CO2 Solutions’ operating and financial policies.
In the quarter ended September 30, 2019, we sold 1.3 million common shares of our investment in CO2 Solutions and received proceeds of $0.1 million. At September 30, 2019, we reviewed our investment in the common shares of CO2 Solutions. Concurrent with CO2 Solutions' announcement to file under the Bankruptcy and Insolvency Act (Canada) and a suspension in trading of its equity securities, there was no observable market pricing available at September 30, 2019. We assessed that the fair value of the investment and concluded to write down the investment to zero. Previously, we had assessed the fair value of the investment using readily quantifiable market data. We recognized a $0.4 million and a $0.5 million loss, respectively in the three and nine months ended September 30, 2019. The loss was included in other expenses, net in the unaudited condensed consolidated statement of operations.
We recognized a loss of $25 thousand and $20 thousand, respectively, in the three and nine months ended September 30, 2018.The loss was included in other expenses, net in the unaudited condensed consolidated statement of operations. On January 1, 2018, we adopted ASU 2016-01. Upon adoption, we reclassified the $0.5 million net unrealized loss on our investment from accumulated other comprehensive loss to our opening accumulated deficit.

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$73,450	$—	$—	$73,450

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$31,225	$—	$—	$31,225
Common shares of CO2 Solutions	588	—	—	588
Total	$31,856	$—	$—	$31,813

We determine the fair value of Level 1 assets using quoted prices in active markets for identical assets. At December 31, 2018, we estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange, and we classified our investment in CO2 Solutions within the fair value hierarchy as Level 1 at December 31, 2018 using the quoted prices in an active market to determine their fair value.
In the quarter ended September 30, 2019, we reviewed our investment in the common shares of CO2 Solutions. Concurrent with CO2 Solutions' announcement to file under the Bankruptcy and Insolvency Act (Canada) and a suspension in trading of its equity securities, there was no observable market pricing available at September 30, 2019. We assessed the fair value of the investment and concluded to write down the investment to zero. We recognized a $0.4 million and a $0.5 million loss, respectively in the three and nine months ended September 30, 2019 in other expenses, net in the unaudited condensed consolidated statement of operations. For information see Note 6. "Cash Equivalents and Marketable Securities".

Note 8. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$7	$165
Work-in-process	52	47
Finished goods	338	377
Inventories	$397	$589

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Laboratory equipment	$23,266	$21,328
Leasehold improvements	10,899	10,359
Computer equipment and software	3,806	3,954
Office equipment and furniture	1,461	1,272
Construction in progress	488	939
Property and equipment	39,920	37,852
Less: accumulated depreciation and amortization	(33,679)	(33,093)
Property and equipment, net	$6,241	$4,759

Goodwill
Goodwill had a carrying value of approximately $3.2 million as of September 30, 2019 and December 31, 2018.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued purchases	$3,894	$1,492
Accrued professional and outside service fees	1,833	2,020
Deferred rent	—	343
Lease incentive obligation	—	425
Other	455	575
Total	$6,182	$4,855

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
The 2019 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash based awards and dividend equivalents to eligible employees and consultants of the Company or any parent or subsidiary, as well as members of the Board.
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

Performance-contingent Restricted Stock Units (PSUs) and Performance Based Options (PBOs)
The compensation committee of the Board approved, solely in respect of non-executive employees, and delegated to our Chief Executive Officer the authority to approve grants of PSUs. The compensation committee of the Board also approved grants of PBOs and PSUs to our executives. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences. Once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to half the number of PSUs granted and one-quarter the number of shares underlying the PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to the number of PSUs granted and half of the shares underlying the PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the PSUs would be equal to two times the number of PSUs granted and equal to the number of PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the PSUs and PBOs or between the target level and superior levels for the PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the PSUs and PBOs.
In the first quarter of 2019, we awarded PSUs ("2019 PSUs") and PBOs ("2019 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including revenue growth, strategic advancement of biotherapeutics, cash balance and strategic plan development. As of September 30, 2019, we estimated that the 2019 PSUs and 2019 PBOs performance goals would be achieved at 113% of the target level, and recognized expenses accordingly.
In 2018, we awarded PSUs ("2018 PSUs") and PBOs ("2018 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including core business revenue growth, cash balance, new licensing collaborations, new research and development service revenue arrangements, technology advancement and novel therapeutic enzymes advancement. In the first quarter of 2019, we determined that the 2018 PSUs and 2018 PBOs performance goals had been achieved at 118% of the target level, and recognized expenses accordingly. Accordingly, one-half of the shares underlying the 2018 PSUs and PBOs vested in the first quarter of 2019 and one-half of the shares underlying the 2018 PSUs and PBOs will vest in the first quarter of 2020, in each case subject to the recipient’s continued service on each vesting date.
In 2017, we awarded PSUs ("2017 PSUs") and PBOs ("2017 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including revenue growth, fundraising, service revenue, new platform license revenue, and strategic advancement of biotherapeutics pipeline. In the first quarter of 2018, we determined that the 2017 PSU and PBO performance goals had been achieved at 134.2% of the target level, and recognized expenses accordingly. Accordingly, one-half of the shares underlying the 2017 PSUs and PBOs vested in the first quarter of 2018 and one-half of the shares underlying the 2017 PSUs and PBOs vested in the first quarter of 2019, in each case subject to the recipient’s continued service on each vesting date.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$458	$552	$1,249	$1,555
Selling, general and administrative	1,274	1,218	4,534	4,652
Total	$1,732	$1,770	$5,783	$6,207

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$545	$472	$1,680	$1,482
RSUs and RSAs	461	416	1,308	1,293
PSUs	368	407	1,075	1,251
PBOs	358	475	1,720	2,181
Total	$1,732	$1,770	$5,783	$6,207

As of September 30, 2019, unrecognized stock-based compensation expense, net of expected forfeitures, was $4.4 million related to unvested employee stock options, $1.8 million related to unvested RSUs and RSAs, $0.8 million related to unvested PSUs, and $1.8 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through the year of 2023.

Note 10. Capital Stock
Exercise of Options
For the nine months ended September 30, 2019 and September 30, 2018, 970,256 and 729,596 shares, respectively, were issued upon option exercises at a weighted-average exercise price of $4.76 and $5.92 per share, respectively, with net cash proceeds of $4.6 million and $4.3 million, respectively.

Private Offering
In June 2019, we entered into a Securities Purchase Agreement with an affiliate of Casdin pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock ("Shares") at a purchase price of $16.40 per share. After deducting issuance costs of $0.1 million from the Private Offering, our net proceeds were $49.9 million.
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

We entered into the initial lease with MetLife for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and amend the terms of the Lease. The lease amendment ("Seventh Amendment") in October 2016 waived our existing asset retirement obligation for one of our buildings and extended the lease term to January 2022. The various terms for the spaces under the lease have expiration dates that range from January 2020 through January 2022. Beginning in February 2014, we have subleased certain office and laboratory space to different subtenants with separate options to extend the subleases. These subleases will expire on November 30, 2019 and January 31, 2020.
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
We incurred $3.6 million of capital improvement costs related to the facilities leased from MetLife through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord for the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received and are amortized on a straight line basis over the term of the lease as a reduction in rent expense. The remaining lease incentive obligations were zero and $0.5 million at September 30, 2019 and December 31, 2018, respectively. Prior to adoption of ASC 842, lease incentive obligation were reflected as liabilities on the unaudited condensed consolidated balance sheets. Upon adoption of ASC 842, lease incentive obligations were cleared to zero to create our right-of-use assets related to operating lease, reflected on the unaudited condensed consolidated balance sheets. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease.
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of September 30, 2019 and December 31, 2018, respectively, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and nine months ended September 30, 2019 and 2018.
Pursuant to the terms of the amended lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held at a bank in the amount of $1.1 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively. These deposits are recorded as restricted cash on the unaudited condensed consolidated balance sheets.
Rent expense was $1.1 million and $3.4 million during the three and nine months ended September 30, 2019, respectively, partially offset by sublease income of $0.2 million and $0.7 million, respectively. Rent expense was $0.8 million and $2.4 million during the three and nine months ended September 30, 2018, respectively, partially offset by sublease income of $0.3 million and $0.9 million, respectively.
Finance Leases
In December 2016, we entered into a three-year financing lease agreement with a third-party supplier for the purchase of laboratory equipment that was partially financed through a finance lease of approximately $0.4 million. The lease became effective upon delivery of the equipment, which occurred in February 2017, and the term of the lease is three years from the effective date. This financing agreement was accounted for as a finance lease due to the bargain purchase option at the end of the lease.
In April 2017, we entered into a three-year financing lease agreement with a third-party supplier for the purchase of information technology equipment for approximately $0.3 million. The effective date of the lease was May 19, 2017 and the term of the lease is three years. This financing agreement was accounted for as a finance lease due to the bargain purchase option at the end of the lease.
Adoption of ASC 842
On January 1, 2019, we adopted ASC 842, using a modified retrospective approach and effective date method per adoption of ASU 2018-11. We completed the full analysis by January 2019 and we evaluated the right-of-use (ROU) assets and lease obligations using the incremental borrowing rate (IBR) at December 31, 2018 because the implicit rate is not readily determinable in the lease agreement. Upon adoption of ASC 842, all existing leases were classified as either operating leases or finance leases. All existing leases that were classified as capital leases in accordance with Topic 840 were classified as finance leases. We recorded $26.6 million of ROU assets and $27.6 million of lease obligations for operating leases, and $0.5 million of ROU assets and $0.3 million of lease obligations for finance leases in the balance sheet in the first quarter of 2019.

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
On January 1, 2019, we also made an accounting policy election (by class of underlying asset to which the right of use relates) to apply accounting principles to leases that meet ASC 842’s definition of a short-term lease (i.e., the short-term lease exemption). We elected not to apply the recognition requirements of Topic 842 and instead we recognize the lease payments as lease cost on a straight-line basis over the lease term. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
The following table shows the reconciliation of right-of-use assets and lease obligations, with balances reflecting the adoption of ASC 842, related to both operating leases and finance leases and gives effect to the modified retrospective adoption and effective date method under the lease guidance on January 1, 2019 (in thousands):

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

Lease related expenses under non-cancellable finance and operating leases and under non-cancellable subleases as follows (in thousands except discount rate and lease term):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease costs
Finance lease cost:
Amortization of right-of-use assets	$54	$163
Interest on lease obligations	2	8
Operating lease cost	1,139	3,417
Sublease income	(262)	(727)
Total lease cost	$933	$2,861

Other information
Weighted-average remaining lease term (in years):
Finance leases		0.5
Operating leases		7.9

Weighted-average discount rate:
Finance leases		5.0%
Operating leases		6.6%

Cash paid for amounts included in the measurement of lease obligations
Operating cash flows from operating leases		$(2,456)
Operating cash flows from finance leases		$(9)
Financing cash flows from finance leases		$(180)

As of September 30, 2019, under ASC 842, maturity analysis of annual undiscounted cash flows of the non-cancellable finance and operating leases are as follows (in thousands):

Years ending December 31,	Finance Leases	Operating Leases
2019 (remaining 3 months)	$63	$824
2020	61	2,816
2021	—	4,197
2022	—	4,285
2023	—	4,589
2024 and thereafter	—	18,220
Total minimum lease payments (1)	$124	$34,931
Less: imputed interest	(2)	(8,484)
Lease Obligations	$122	$26,447
(1) Minimum payments have not been reduced by future minimum sublease rentals of $0.3 million to be received under non-cancellable subleases at September 30, 2019.

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Development and manufacturing services agreements	September 2019	$1,645
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	1,242
Service agreement for clinical trial	December 2017	80
Total other commitments		$2,967

Credit Facility
Effective June 30, 2017, we entered into a credit facility (the "Credit Facility") consisting of term loans ("Term Debt") totaling up to $10.0 million, and advances ("Advances") under a revolving line of credit ("Revolving Line of Credit") totaling up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At September 30, 2019, we have not drawn from the Credit Facility. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. In July 2019, we entered into a Sixth Amendment to the Credit Facility to increase permitted indebtedness to $0.7 million for financing insurance premiums in the ordinary course of business. In September 2019, we entered into a Seventh Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2020. We may draw on the Term Debt at any time prior to September 30, 2020, subject to customary conditions for funding including, among others, that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On October 1, 2023, any loans for Term Debt mature and the Revolving Line of Credit terminates. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.

The Credit Facility allows for interest-only payments on Term Debt through November 1, 2020. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictions which require us to comply with certain financial covenants including achieving consolidated product revenues levels at minimum levels as set forth in the Credit Facility unless we maintain certain minimum cash levels with the lender in an amount equal to or greater than six times the sum of the average six-month trailing operating cash flow net outlay plus the average monthly principal due and payable in the immediately succeeding three-month period. The Credit Facility places various restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, and selling assets and permitted assets to be held at foreign subsidiaries above specified caps, in each case subject to certain exceptions. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facility and our cash. At September 30, 2019, we were in compliance with the covenants for the Credit Facility.
Legal Proceedings
We are not currently a party to any material pending litigation or other material legal proceedings.
Indemnifications
We are required to recognize a liability for the fair value of any obligations we assume upon the issuance of a guarantee. We have certain agreements with licensors, licensees, and collaborators that contain indemnification provisions. In such provisions, we typically agree to indemnify the licensor, licensee and collaborator against certain types of third-party claims. The maximum amount of the indemnifications is not limited. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for expenses related to indemnification issues for any periods presented.
Note 12. Related Party Transactions
AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca PLC and its controlled purchasing agents and contract manufacturers.
We recognized $0.2 million and $0.6 million in revenue in the three and nine months ended September 30, 2019, respectively, compared to de minimis and $0.4 million in the three and nine months ended September 30, 2018, respectively, from transactions with AstraZeneca PLC and its controlled purchasing agents and contract manufacturers. At September 30, 2019 and December 31, 2018, we had zero and $0.2 million of accounts receivable from AstraZeneca, PLC, and its controlled purchasing agents and contract manufacturers, respectively.
Settlement of Short Swing Profit Claim
In August 2019, we recorded approximately $77 thousand related to the short swing profit settlement remitted by a shareholder of our company under Section 16(b) of the Securities Exchange Act of 1934, as amended. We recognized the proceeds as an increase to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 and unaudited condensed consolidated statements of stockholders’ equity as well as in cash provided by financing activities in the unaudited condensed consolidated statements of cash flows for the quarter ended September 30, 2019.

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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3 million was recognized as revenue in the first quarter of 2019 as research and development fees. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the second quarter of 2019. For the three and nine months ended September 30, 2019 and 2018, all revenues related to the Novel Biotherapeutics segment were generated from our collaborations with Nestlé Health Science.
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

The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$10,351	$—	$10,351	$8,405	$—	$8,405
Research and development revenue	10,073	1,482	11,555	3,720	4,821	8,541
Total revenues	20,424	1,482	21,906	12,125	4,821	16,946
Costs and operating expenses:
Cost of product revenue	5,067	—	5,067	3,791	—	3,791
Research and development(1)	5,313	3,080	8,393	4,758	2,920	7,678
Selling, general and administrative(1)	2,037	690	2,727	1,870	165	2,035
Total segment costs and operating expenses	12,417	3,770	16,187	10,419	3,085	13,504
Income (loss) from operations	$8,007	$(2,288)	$5,719	$1,706	$1,736	$3,442
Corporate costs (2)			(4,912)			(5,120)
Depreciation and amortization			(471)			(309)
Income (loss) before income taxes			$336			$(1,987)
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$24,588	$—	$24,588	$18,291	$—	$18,291
Research and development revenue	16,512	8,708	25,220	15,728	10,507	26,235
Total revenues	41,100	8,708	49,808	34,019	10,507	44,526
Costs and operating expenses:
Cost of product revenue	12,230	—	12,230	10,228	—	10,228
Research and development(1)	14,889	9,252	24,141	14,548	7,294	21,842
Selling, general and administrative(1)	6,499	1,768	8,267	5,695	615	6,310
Total segment costs and operating expenses	33,618	11,020	44,638	30,471	7,909	38,380
Income (loss) from operations	$7,482	$(2,312)	$5,170	$3,548	$2,598	$6,146
Corporate costs (2)			(15,185)			(15,762)
Depreciation and amortization			(1,273)			(812)
Loss before income taxes			$(11,288)			$(10,428)
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

The following table provides stock-based compensation expense included in income (loss) from operations by segment (in thousands):

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$736	$225	$961	$354	$97	$451

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$1,973	$563	$2,536	$2,005	$243	$2,248

Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer A	21%	27%	31%	33%
Customer B	*	28%	17%	24%
Customer C	*	10%	*	17%
Customer D	29%	15%	15%	11%

Customers that each contributed 10% or more of our total accounts receivable had the following balances as of the periods presented:

	Percentage of Accounts Receivables as of
	September 30, 2019	December 31, 2018
Customer A	20%	37%
Customer B	*	17%
Customer D	*	11%
Customer E	14%	*
Customer F	15%	*
Customer G	*	16%
Customer H	16%	*
* Less than 10% of the period presented
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Americas	$2,706	$4,315	$9,620	$13,968
EMEA	12,205	6,274	24,672	15,075
APAC	6,995	6,357	15,516	15,483
Total revenues	$21,906	$16,946	$49,808	$44,526

Identifiable long-lived assets by location and goodwill by reporting unit were as follows:

Long-lived assets:	September 30, 2019	December 31, 2018
United States	$31,104	$4,759

	As of September 30, 2019 and December 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a strategic collaboration with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the third quarter of 2019.
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
Recent Financing Activities
In June 2019, we entered into a Securities Purchase Agreement with an affiliate of Casdin Capital, LLC (“Casdin”) pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock at a purchase price of $16.40 per share (the “Private Offering”). After deducting issuance costs of $0.1 million from the Private Offering, our net proceeds were $49.9 million. See Note 10, "Capital Stock" to our unaudited condensed consolidated financial statements for further details.

Results of Operations Overview
Revenues increased to $21.9 million for the third quarter of 2019 from $16.9 million in the third quarter of 2018, due to increases in both research and development revenue and product revenue. Product revenue for the third quarter of 2019 increased by $1.9 million to $10.4 million from $8.4 million in the third quarter of 2018 primarily due to higher customer demand for enzymes for both branded and generic products.
Research and development revenue increased by $3.0 million for the third quarter of 2019 to $11.6 million from $8.5 million in the third quarter of 2018, primarily due to revenues from Novartis Pharma AG under the Novartis CodeEvolver® Agreement and a milestone payment from GSK under the GSK CodeEvolver® Agreement partially offset by less revenue due to the prior year completion of services to Tate & Lyle and lower development fees from Nestlé Health Science.
Product gross margins were 51% for the third quarter of 2019, compared to 55% in the same period in 2018, due to less favorable product mix. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data are used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis.
Research and development expense increased by $0.8 million, or 10%, to $8.7 million for the third quarter of 2019, compared to the third quarter of 2018, primarily due to an increase in costs associated with higher headcount, higher allocable expenses and increases in lab supplies, which were partially offset by lower outside services.
Selling, general and administrative expense increased by $0.5 million, or 7%, to $7.9 million for the third quarter of 2019, compared to the third quarter of 2018, primarily due to an increase in costs associated with facilities and headcount, which were partially offset by lower outside services and allocable expenses.
Net income for the third quarter of 2019 was $0.3 million, representing a net income of $0.01 per basic and diluted share. This compares to a net loss of $2.0 million, representing a net loss of $0.04 per basic and diluted share for the third quarter of 2018. The increase in net income for the third quarter of 2019 over the same period of the prior year is primarily related to higher research and development services and product revenue partially offset by higher operating expenses.
Cash and cash equivalents increased by $39.1 million to $92.1 million as of September 30, 2019 compared to $53.0 million as of December 31, 2018. Net cash used in operating activities decreased to $8.9 million in the nine months ended September 30, 2019 compared to $13.4 million in the nine months ended September 30, 2018. We believe that based on our current level of operations, our existing cash, and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. In July 2019, we entered into a Sixth Amendment to the Credit Facility to increase permitted indebtedness to $0.7 million for financing insurance premiums in the ordinary course of business. In September 2019, we entered into a Seventh Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2020. We may draw on the Term Debt at any time prior to September 30, 2020, subject to customary conditions for funding including, among others, that no event of default exists. As of September 30, 2019, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 11, "Commitments and Contingencies," in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues increased by $8.3 million, or 68%, to $20.4 million for the three months ended September 30, 2019, compared to the third quarter of 2018, primarily due to revenues fees from Novartis Pharma AG under the Novartis CodeEvolver® Agreement and a milestone payment from GSK under the GSK CodeEvolver® Agreement and an increase in product revenue with higher customer demand for enzymes for both generic and branded products.
Product gross margins were 51% in the three months ended September 30, 2019, compared to 55% in the corresponding period in 2018 due to less favorable product mix.

Research and development expense increased by $0.6 million, or 12%, to $5.3 million for the third quarter of 2019, compared to the third quarter of 2018, primarily due to an increase in costs associated with higher headcount, higher allocable expenses and increases in lab supplies.
Selling, general and administrative expense increased by $0.2 million, or 9% to $2.0 million for the third quarter of 2019, compared to the third quarter of 2018, primarily due to an increase in costs associated with facilities and headcount, which were partially offset by lower outside services and allocable expenses.
Novel Biotherapeutics
Revenues decreased by $3.3 million, or 69%, to $1.5 million for the three months ended September 30, 2019, compared to the third quarter of 2018 primarily due to a decrease in CDX-6114 development service revenues.
Research and development expense increased by $0.2 million, or 5%, to $3.1 million for the third quarter of 2019, compared to the third quarter of 2018, primarily due to an increase in costs associated with higher headcount and lab supplies.
Selling, general and administrative expense increased by $0.5 million, or 318%, to $0.7 million for the third quarter of 2019, compared to the third quarter of 2018, primarily due to an increase in costs associated with headcount, facilities and stock-based compensation.
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
In September 2019, we received notification from GSK that a milestone relating to the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology has been achieved, triggering a $2.0 million milestone payment to Codexis from GSK. We recognized revenue of $2.0 million for the milestone payment for the three and nine months ended September 30, 2019, respectively, compared to zero for the three and nine months ended September 30, 2018, respectively, as research and development revenue.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the "Merck CodeEvolver® Agreement") with Merck, Sharp & Dohme ("Merck"), which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received an upfront license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $1.0 million and $3.0 million for the three and nine months ended September 30, 2019, respectively, compared to $1.1 million and $3.0 million for the three and nine months ended September 30, 2018, respectively, for various research projects under our collaborative arrangement.
We have the potential to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform. These potential API payments are based on the quantity of API developed and manufactured by Merck and will be recognized as usage-based royalties. We recognized zero usage-based royalties in both the three and nine months ended September 30, 2019.
In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we installed certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license. Pursuant to the agreement, we will maintain those upgrades for a multi-year term. We recognized research and development revenues of $0.1 million and $1.0 million for the three and nine months ended September 30, 2019, respectively, under the amendment.
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
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $0.1 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, compared to $3.7 million and $8.1 million for the three and nine months ended September 30, 2018, respectively, as research and development revenue. We had deferred revenue related to the development fees attributed to the milestone payment and upfront fees of $50 thousand at September 30, 2019 and $1.9 million at December 31, 2018.
In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized in the first quarter of 2019 as research and development fees. Upon exercising its option, Nestlé Health Science has assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the second quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the "Strategic Collaboration Agreement") pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $1.4 million and $3.9 million for the three and nine months ended September 30, 2019, respectively, compared to $1.2 million and $2.4 million for the three and nine months ended September 30, 2018, respectively. We had deferred revenue of $25 thousand and $0.8 million at September 30, 2019 and December 31, 2018, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date and $1.5 million upon the first anniversary of the effective date of the agreement. We completed the technical transfer in the fourth quarter of 2018. Revenue relating to the functional license provided to Porton was recognized at a point in time when control of the license transferred to the customer.
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
Pursuant to the agreement, we received an upfront payment of $5 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4 million subject to satisfactory completion of the second technology transfer milestone and an additional $5 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer, which is expected to occur over twenty months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $3.8 million in revenue for the three and nine months ended September 30, 2019 from the Novartis CodeEvolver® Agreement. As of September 30, 2019, we had deferred revenue of $1.2 million from the Novartis CodeEvolver® Agreement.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Revenues:
Product revenue	$10,351	$8,405	$1,946	23%	$24,588	$18,291	$6,297	34%
Research and development revenue	11,555	8,541	3,014	35%	25,220	26,235	(1,015)	(4)%
Total revenues	21,906	16,946	4,960	29%	49,808	44,526	5,282	12%
Costs and operating expenses:
Cost of product revenue	5,067	3,791	1,276	34%	12,230	10,228	2,002	20%
Research and development	8,711	7,917	794	10%	25,000	22,464	2,536	11%
Selling, general and administrative	7,869	7,344	525	7%	24,180	22,485	1,695	8%
Total costs and operating expenses	21,647	19,052	2,595	14%	61,410	55,177	6,233	11%
Income (loss) from operations	259	(2,106)	2,365	112%	(11,602)	(10,651)	(951)	(9)%
Interest income	480	199	281	141%	929	444	485	109%
Other expenses, net	(403)	(80)	323	404%	(615)	(221)	394	178%
Income (loss) before income taxes	336	(1,987)	2,323	117%	(11,288)	(10,428)	(860)	(8)%
Provision for (benefit from) income taxes	(7)	1	(8)	(800)%	12	(11)	23	209%
Net Income (loss)	$343	$(1,988)	$2,331	117%	$(11,300)	$(10,417)	$(883)	(8)%
Revenues
Our revenues are comprised of product revenue and research and development revenue as follows:

•	Product revenue consists of sales of protein catalysts, pharmaceutical intermediates, and Codex® Biocatalyst Panels and Kits.

•	Research and development revenue includes license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
The following table shows the amounts of our product revenue and research and development revenue from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2019	2018	$	%	2019	2018	$	%
Product revenue	$10,351	$8,405	$1,946	23%	$24,588	$18,291	$6,297	34%
Research and development revenue	11,555	8,541	3,014	35%	25,220	26,235	(1,015)	(4)%
Total revenues	$21,906	$16,946	$4,960	29%	$49,808	$44,526	$5,282	12%
Revenues typically fluctuate on a quarterly basis due to the variability in our customers' manufacturing schedules and the timing of our customers' clinical trials. In addition, we have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the commercial scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals business.
We accept purchase orders for deliveries covering periods from one day up to approximately 14 months from the date on which the order is placed. However, a majority of the purchase orders can be revised or cancelled by the customer without penalty. Considering these industry practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful information that can be relied on to predict actual sales for future periods.

Total revenues increased by $5.0 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to increases in both research and development revenue and product revenue. Total revenues increased by $5.3 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to an increase in product revenue offset by a decrease in research and development revenue.
Product revenue increased by $1.9 million and $6.3 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to higher customer demand for enzymes for both branded and generic products.
Research and development revenue increased by $3.0 million in the three months ended September 30, 2019, compared to the same period in 2018, primarily due to recognition of revenue from Novartis Pharma AG under the Novartis CodeEvolver® Agreement and a milestone payment from GSK under the GSK CodeEvolver® Agreement partially offset by less revenue due to the prior year completion of services to Tate & Lyle and lower development fees from Nestlé Health Science.
Research and development revenue decreased by $1.0 million in the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to lower development revenue from Tate & Lyle resulting from the prior year completion of the development work for their sweetener product and lower development fees from Nestlé Health Science due to the completion of development services for CDX-6114 in the current year. The recognition of revenue from the GSK milestone payment and development fees from Novartis Pharma AG partially offset the decrease in research and development revenue.

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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2019	2018	$	%	2019	2018	$	%
Cost of product revenue	$5,067	$3,791	$1,276	34%	$12,230	$10,228	$2,002	20%
Research and development	8,711	7,917	794	10%	25,000	22,464	2,536	11%
Selling, general and administrative	7,869	7,344	525	7%	24,180	22,485	1,695	8%
Total costs and operating expenses	$21,647	$19,052	$2,595	14%	$61,410	$55,177	$6,233	11%

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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2019	2018	$	%	2019	2018	$	%
Product revenue	$10,351	$8,405	$1,946	23%	$24,588	$18,291	$6,297	34%
Cost of product revenue	5,067	3,791	1,276	34%	12,230	10,228	2,002	20%
Product gross profit	$5,284	$4,614	$670	15%	$12,358	$8,063	$4,295	53%
Product gross margin (%)	51%	55%			50%	44%
Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
Product gross margins were 51% and 50% in the three and nine months ended September 30, 2019, respectively, compared to 55% and 44% in the corresponding periods in 2018 due to variations in product mix.

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
Research and development expenses increased by $0.8 million, or 10%, during the three months ended September 30, 2019 and increased by $2.5 million, or 11%, during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in costs associated with higher headcount, higher allocable expenses and increases in lab supplies, which were partially offset by lower outside services and stock compensation expense.
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
Selling, general and administrative expenses increased by $0.5 million, or 7%, during the three months ended September 30, 2019 and $1.7 million, or 8%, during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to an increase in costs associated with headcount and higher facility expense, which were partially offset by lower outside services, allocable expenses, and stock compensation expense.
Interest Income and Other Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2019	2018	$	%	2019	2018	$	%
Interest income	$480	$199	$281	141%	$929	$444	$485	109%
Other expense, net	(403)	(80)	323	404%	(615)	(221)	394	178%
Total other income	$77	$119	$(42)	(35)%	$314	$223	$91	41%
Interest Income
Interest income increased by $0.3 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to higher interest rates on higher levels of cash and cash equivalents.
Other Expense
Other expense increased by $0.3 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to $0.4 million write-down of our investment in CO2 Solutions partially offset by gains from fluctuations in foreign currency.
Provision for and Benefit from Income Taxes
We recognized an income tax benefit of $7 thousand and income tax provision of $12 thousand for the three and nine months ended September 30, 2019, respectively. We recognized an income tax provision of $1 thousand and income tax benefit of $11 thousand for the three and nine months ended September 30, 2018, respectively. The decrease in income tax expense was due to a decrease in income from our foreign operations. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.

Net Income (loss)
Net income for the third quarter of 2019 was $0.3 million, representing a net income of $0.01 per basic and diluted share. This compares to a net loss of $2.0 million, representing a net loss of $0.04 per basic and diluted share for the third quarter of 2018. The increase in net income for the three months ended September 30, 2019 compared to the same period of the prior year is primarily related to higher research and development services and product revenue, which were partially offset by higher operating expenses.
For the nine months ended September 30, 2019, net loss was $11.3 million, representing a net loss of $0.20 per basic and diluted share. This compares to a net loss of $10.4 million, representing a net loss of $0.20 per basic and diluted share for the nine months ended September 30, 2018. The increase in net loss for the nine months ended September 30, 2019 compared to the same period of the prior year is primarily related to higher operating expenses and the absence of research and development services for the project for Tate & Lyle which was completed in the prior year.
Results of Operations by Segment (in thousands, except percentages)
Revenue by segment

	Three months ended September 30,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$10,351	$—	$10,351	$8,405	$—	$8,405	$1,946	23%	$—	—%
Research and development revenue	10,073	1,482	11,555	3,720	4,821	8,541	6,353	171%	(3,339)	(69)%
Total revenues	$20,424	$1,482	$21,906	$12,125	$4,821	$16,946	$8,299	68%	$(3,339)	(69)%

	Nine Months Ended September 30,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$24,588	$—	$24,588	$18,291	$—	$18,291	$6,297	34%	$—	—%
Research and development revenue	16,512	8,708	25,220	15,728	10,507	26,235	784	5%	(1,799)	(17)%
Total revenues	$41,100	$8,708	$49,808	$34,019	$10,507	$44,526	$7,081	21%	$(1,799)	(17)%

Revenues from the Performance Enzymes segment increased by $8.3 million, or 68%, to $20.4 million for the three months ended September 30, 2019, compared to $12.1 million for the three months ended September 30, 2018. Revenues from the Performance Enzymes segment increased by $7.1 million, or 21%, to $41.1 million for the nine months ended September 30, 2019, compared to $34.0 million for the nine months ended September 30, 2018. The increase in revenue is primarily due to $3.8 million of revenues from Novartis Pharma AG under the Novartis CodeEvolver® Agreement, $2.0 million of milestone payment from GSK under the GSK CodeEvolver® Agreement and an increase in product revenue with higher customer demand for enzymes for both generic and branded products partially offset by the absence of revenue from Tate & Lyle from the prior year period.
Revenues from the Novel Biotherapeutics segment decreased by $3.3 million, or 69%, to $1.5 million for the three months ended September 30, 2019, compared to $4.8 million for the three months ended September 30, 2018. Revenues from the Novel Biotherapeutics segment of $8.7 million decreased by $1.8 million, or 17% for the nine months ended September 30, 2019, compared to $10.5 million for the nine months ended September 30, 2018. The decrease in revenue is primarily due to a decrease in revenue recognition of a functional license granted to Nestlé Health Science for CDX-6114 for the treatment of PKU. Revenues from the Novel Biotherapeutics segment are derived from research and development revenue relating to the development of our CDX-6114 product candidate in collaboration with Nestlé Health Science, as set forth in the Nestlé Agreement.
Cost and Operating Expenses by Segment

	Three months ended September 30,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$5,067	$—	$5,067	$3,791	$—	$3,791	$1,276	34%	$—	—%
Research and development(1)	5,313	3,080	8,393	4,758	2,920	7,678	555	12%	160	5%
Selling, general and administrative(1)	2,037	690	2,727	1,870	165	2,035	167	9%	525	318%
Total segment costs and operating expenses	$12,417	$3,770	16,187	$10,419	$3,085	13,504	$1,998	19%	$685	22%
Corporate costs			4,989			5,239
Depreciation and amortization			471			309
Total costs and operating expenses			$21,647			$19,052
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.

	Nine months ended September 30,						Change
	2019			2018			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$12,230	$—	$12,230	$10,228	$—	$10,228	$2,002	20%	$—	—%
Research and development(1)	14,889	9,252	24,141	14,548	7,294	21,842	341	2%	1,958	27%
Selling, general and administrative(1)	6,499	1,768	8,267	5,695	615	6,310	804	14%	1,153	187%
Total segment costs and operating expenses	$33,618	$11,020	44,638	$30,471	$7,909	38,380	$3,147	10%	$3,111	39%
Corporate costs			15,499			15,985
Depreciation and amortization			1,273			812
Total costs and operating expenses			$61,410			$55,177
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.
For a discussion of product cost of revenue, see "Results of Operations".
Research and development expense in the Performance Enzymes segment increased by $0.6 million, or 12%, to $5.3 million in the third quarter of 2019, compared to the third quarter of 2018. Research and development expense in the Performance Enzymes segment increased by $0.3 million, or 2%, to $14.9 million in the nine months ended September 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase in costs associated with higher headcount, higher allocable expenses and increases in lab supplies.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.2 million, or 9%, to $2.0 million in the third quarter of 2019, compared to the third quarter of 2018. Selling, general and administrative expense in the Performance Enzymes segment increased by $0.8 million, or 14%, to $6.5 million in the nine months ended September 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase in costs associated with facilities and headcount, which were partially offset by lower outside services and allocable expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $0.2 million, or 5%, to $3.1 million in the third quarter of 2019, compared to the third quarter of 2018. Research and development expense in the Novel Biotherapeutics segment increased by $2.0 million, or 27%, to $9.3 million in the nine months ended September 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase in costs associated with higher headcount.
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.5 million, or 318%, to $0.7 million in the third quarter of 2019, compared to the third quarter of 2018. Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $1.2 million, or 187%, to $1.8 million in the nine months ended September 30, 2019, compared to the corresponding period in 2018. The increase was primarily due to an increase in costs associated with headcount, facilities and stock-based compensation.

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
The following tables summarize our cash and cash equivalents and working capital as of September 30, 2019 and December 31, 2018, as well as our statements of cash flows for the nine months ended September 30, 2019 and 2018:

(In Thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$92,143	$53,039
Working capital	$95,007	$50,085

	Nine months ended September 30,
(In Thousands)	2019	2018
Net cash used in operating activities	$(8,899)	$(13,374)
Net cash used in investing activities	(3,251)	(2,073)
Net cash provided by financing activities	51,539	38,318
Net increase in cash, cash equivalents and restricted cash	$39,389	$22,871
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
We are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development and commercial activities and is uncertain at this time.
We are actively collaborating with new and existing customers in the pharmaceutical and food industries. We believe that we can utilize our current products and services, and develop new products and services, to increase our revenues and gross margins in future periods.
As of September 30, 2019, we had cash and cash equivalents of $92.1 million and $15.0 million available to borrow under the Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under the Credit Facility. In addition, in June 2019, we sold 3,048,780 shares of common stock at a price per share of $16.40 in the private placement resulting in net proceeds of approximately $49.9 million after deducting related issuance costs. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
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
Cash Flows from Operating Activities
Cash used in operating activities was $8.9 million net for the nine months ended September 30, 2019, which resulted from a net loss of $11.3 million for the nine months ended September 30, 2019 adjusted for non-cash charges for depreciation of $1.1 million, ROU lease asset amortization expense of $2.2 million and stock-based compensation of $5.8 million. Additional cash used by changes in operating assets and liabilities was $6.7 million. Changes in operating assets and liabilities included a decrease of $5.0 million in deferred revenue, a decrease of $1.3 million of accounts payable, and an increase of $1.2 million of contract assets.
Cash used in operating activities was $13.4 million net for the nine months ended September 30, 2018, which resulted from a net loss of $10.4 million for the nine months ended September 30, 2018 adjusted for non-cash charges for depreciation of $0.8 million and stock-based compensation of $6.2 million. Additional cash used by changes in operating assets and liabilities was $10.0 million. Changes in operating assets and liabilities included a decrease of $3.6 million in accounts receivable due mainly to collections from customers, a decrease of $1.7 million of accounts payable, a decrease of $10.2 million in deferred revenue and an increase of $1.9 million of contract assets.
Cash Flows from Investing Activities
Cash used in investing activities was $3.3 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively, which was primarily attributable to purchase of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities was $51.5 million for the nine months ended September 30, 2019 which represents $49.9 million of net proceeds from a private placement in June 2019 and $4.6 million of proceeds from exercises of stock options offset by $2.9 million for taxes paid related to net share settlement of equity awards.
Cash provided by financing activities was $38.3 million for the nine months ended September 30, 2018 which represents $37.3 million of net proceeds from the public offering in April 2018 and $4.3 million from exercises of stock options, partially offset by other items, primarily $3.1 million for taxes paid related to net share settlement of equity awards.

Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2019 (in thousands):

	Payments due by period
(In Thousands)	Total	Less than 1 year	1-3 years	>4 years
Finance lease obligations	$124	$124	$—	$—
Operating leases obligations (1)	34,931	2,618	8,387	23,926
Total	$35,055	$2,742	$8,387	$23,926

(1) Represents future minimum lease payments under non-cancellable operating leases in effect as of September 30, 2019 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. In addition, amounts have not been reduced by future minimum sublease rentals of $0.3 million to be received under non-cancellable subleases.

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

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Development and manufacturing services agreements	September 2019	$1,645
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	1,242
Service agreement for clinical trial	December 2017	80
Total other commitments		$2,967
On June 30, 2017, we entered into a credit facility consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million with an accounts receivable borrowing base of 80% of certain eligible accounts receivable. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. In July 2019, we entered into a Sixth Amendment to the Credit Facility to increase permitted indebtedness to $0.7 million for financing insurance premiums in the ordinary course of business. In September 2019, we entered into a Seventh Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2020. We may draw on the Term Debt at any time prior to September 30, 2020, subject to customary conditions for funding including, among others, that no event of default exists. We may draw on the Revolving Line of Credit at any time prior to the maturity date. On October 1, 2023, any loans for Term Debt mature and the Revolving Line of Credit terminates. Term Debt bears interest through maturity at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. No amounts were drawn down under the credit facility as of September 30, 2019. For additional information about our credit facility, see Note 11, "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2019 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019, except for our critical accounting policies and estimates on leases as a result of our adoption of ASU 2016-02, "Leases (Topic 842)" ("ASC 842"), which is detailed below.
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

Interest Rate Sensitivity
As of September 30, 2019, we had unrestricted cash and cash equivalents of $92.1 million. As of September 30, 2019, the effect of a hypothetical 10% decrease in market interest rates would decrease the fair value of our interest income by approximately $0.1 million on an annualized basis.
On June 30, 2017, we entered into a credit facility agreement consisting of term loans totaling up to $10.0 million, and advances under a revolving line of credit totaling up to $5.0 million. Draws on the term debt bear interest at a variable rate based on the London Interbank Offered Rate plus 3.60%. Advances under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. No amounts were drawn down under the credit facility as of September 30, 2019. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of September 30, 2019, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). During the three months ended September 30, 2019, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2018 with respect to the Risk Factors, except as set forth below. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2019, we had approximately 58.4 million shares of common stock outstanding. Of those shares, approximately 1.9 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.
As of September 30, 2019, up to approximately 0.4 million shares of common stock issuable upon vesting of outstanding restricted stock units and performance stock units and up to approximately 5.2 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of September 30, 2019, the holder of approximately 3.0 million shares of our outstanding common stock is entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

4.1		Reference is made to Exhibits 3.1 through 3.3.

10.1A		Sixth Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of July 11, 2019

10.1B		Seventh Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of September 30, 2019

10.2	+	Form of Amended and Restated Change in Control Severance Agreement between the Company and certain of its officers

10.3	+	Employment Agreement by and between the Company and Ross Taylor effective as of August 4, 2019

10.4	+	Amendment to Employment Agreement between the Company and John Nicols, effective as of June 28, 2019

23.1		Consent of BDO USA, LLP, independent registered public accounting firm.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three Months and Nine Months Ended September 30, 2019 and 2018, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL and contained in Exhibit 101.

+		Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	November 6, 2019	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	November 6, 2019	By:	/s/ Ross Taylor
Ross Taylor Senior Vice President and Chief Financial Officer (principal financial and accounting officer)