Form 10-K
period 2019-12-31
CODEXIS, INC.
filed 2020-02-28
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File No.: 001-34705

______________________________________
Codexis, Inc.
(Exact name of Registrant as specified in its charter)
______________________________________

Delaware	71-0872999
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Penobscot Drive, Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 421-8100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbols(s):	Name of Each Exchange on which Registered:
Common Stock, par value $0.0001 per share	CDXS	The Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(b) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒
The aggregate market value of voting common stock held by non-affiliates of Codexis as of June 30, 2019 was approximately $1.07 billion based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 21, 2020, there were 58,900,423 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Codexis, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information or performance; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products and product candidates, product sales, revenues, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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
Our approach to developing commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design, using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates many thousands for each protein engineering project are then rapidly screened and validated in high throughput screening under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
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
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, which remains a primary business focus. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also licensed our proprietary CodeEvolver® protein engineering technology platform to global pharmaceutical companies so that they may in turn use this technology to engineer enzymes for their own businesses. Most recently, in May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare.
As evidence of our strategy to extend our technology beyond pharmaceutical manufacturing, we have also used the technology to develop protein catalysts and industrial enzymes for use in a wider set of industrial markets. These target industries consist of several large market verticals, including food and food ingredients, animal feed, consumer care, flavors, fragrances and agricultural chemicals. In addition, we are using our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. In December 2019, we entered into a license agreement to provide Roche with our first enzyme for this target market, Codexis’ EvoT4™ DNA ligase.
We have also begun using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the "Nestlé Agreement") with Societé des Produits Néstle S.A., formerly known as Nestec Ltd. (“Nestlé Health Science”), to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114.

BUSINESS SEGMENTS
We manage our business as two business segments: Performance Enzymes and Novel Biotherapeutics. See Note 15, "Segment, Geographical and Other Revenue Information" in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Performance Enzymes
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, and to date this continues to be our largest market served. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also used the technology to develop customized enzymes for use in other industrial markets. These markets consist of several large industrial verticals, including food and food ingredients, animal feed, consumer care, flavors, fragrances, and agricultural chemicals. We also use our technology to develop enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications.
Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a global development, option and license agreement with Nestlé Health Science, to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019.
In October 2017, we separately entered into a Strategic Collaboration Agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. Concurrently, the Strategic Collaboration Agreement was extended through December 2021. See Note 16, "Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Using our CodeEvolver® protein engineering platform technology, we have also developed a pipeline of other biotherapeutic drug candidates, all of which are in preclinical development. We expect to continue to make additional investments in our pipeline with the aim of advancing additional product candidates targeting other therapeutic areas.

RECENT FINANCING ACTIVITIES
In June 2019, we entered into a Securities Purchase Agreement with an affiliate of Casdin Capital, LLC (“Casdin”) pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock at a purchase price of $16.40 per share (the “Private Offering”). After deducting issuance costs of $0.1 million from the Private Offering, our net proceeds were $49.9 million. See Note 10, "Capital Stock" in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for further details.

OUR STRATEGY
Our strategy is to grow our revenues, profits, and stockholder value by leveraging our CodeEvolver® protein engineering technology platform in the following ways:
•Licensing our CodeEvolver® protein engineering technology platform. We intend to continue to pursue opportunities to license our CodeEvolver® protein engineering technology platform to third parties so they can create cost-saving protein catalyst solutions utilizing their own in-house protein engineering capability.
•Growing our pharmaceutical protein catalysts business. We intend to continue to pursue opportunities in the pharmaceutical market to use our protein catalysis products and services to reduce the costs for manufacturing small molecule drugs. We intend to increase the number of pharmaceutical customers and processes that utilize and benefit from our novel, cost-saving protein catalyst solutions.
•Creating and advancing novel biotherapeutic drug candidates. We intend to continue to pursue opportunities to apply our protein engineering capabilities to the creation and development of novel biotherapeutic drug candidates, both in partnership with customers and as proprietary Codexis drug candidates. We have also invested in research and development in an effort to generate additional early stage novel biotherapeutic candidates.
•Extending our protein catalysts and industrial enzymes business into new markets. We intend to continue to pursue opportunities in the fine chemicals market to use protein catalysis products and services to reduce the costs for manufacturing in adjacent markets like food and food ingredients. We intend to increase the number of customers and industrial verticals that utilize and benefit from our novel performance enzyme solutions.
•Developing high-performance enzymes for use in diagnostic applications. We intend to offer high-performance enzymes to customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications.
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
Pharmaceutical manufacturers can also use our products and services to reduce manufacturing costs after a product is launched. At this stage, changes in the manufacturing process originally approved by the drug regulator may require additional regulatory review. Typically, pharmaceutical companies will only seek regulatory approval for a manufacturing change if substantial cost savings are realizable. We believe that the cost savings associated with our products may lead our customers to change their manufacturing processes for approved products and, if necessary, seek regulatory approval of the new processes which incorporate our proteins. Moreover, we believe these cost savings are potentially attractive to generics manufacturers, who compete primarily on price.
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
Biotherapeutic Discovery and Development Partnerships
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
Nestlé Health Science
On October 12, 2017, we entered into the Nestlé Agreement with Nestlé Health Science and, solely for the purpose of the integration and the dispute resolution clauses of the Nestlé Agreement, Nestlé Health Science S.A., pursuant to which we granted to Nestlé Health Science, under certain of our patent rights and know-how: (i) an option to obtain an exclusive, worldwide, royalty-bearing, sublicenseable license to develop and commercialize certain products (each, a “Product”) based on CDX-6114 and our other therapeutic enzyme product candidates covered by specified patent applications for the treatment of hyperphenylalaninemia (“HPA”), and (ii) an exclusive right of first negotiation (the “Right of First Negotiation”) for a period of five years to obtain an exclusive worldwide license to develop and commercialize up to two enzymes discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. We are not under any obligation to undertake any research and development activities relating to inborn errors of amino acid metabolism. HPA (also referred to as PKU) is a medical condition characterized by elevated concentrations of the amino acid phenylalanine in the blood. PKU can result in severe HPA.
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
The Nestlé Agreement also sets forth the parties’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for CDX-6114 and Product containing CDX-6114. Prior to Nestlé Health Science exercising its option to receive an exclusive license to CDX-6114, we were generally responsible for development activities, including conducting a Phase 1a clinical study. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019. Our development activities were governed by a development plan and overseen by a joint steering committee. The parties established a patent committee to discuss strategies and coordinate activities for the patents related to CDX-6114 and product containing CDX-6114, and we will jointly own all inventions and information that result from each party’s activities performed under the Nestlé Agreement. The Nestlé Agreement also contains customary representations and warranties by the parties, intellectual property protection provisions, certain indemnification rights in favor of each party and customary confidentiality provisions and limitations of liability.
Nestlé Health Science paid us an upfront cash payment of $14.0 million in the fourth quarter of 2017. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license for the global development and commercialization of CDX-6114 for the management of PKU. The exercise of the option triggered a $3 million milestone payment.

Other potential payments from Nestlé Health Science to us under the Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of products containing an enzyme covered by the agreement as its sole active ingredient.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. In January 2020, we and Nestlé Health Science entered into a development agreement (the “Development Agreement”) pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. Concurrently, the Strategic Collaboration Agreement was extended through December 2021. See Note 16, "Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Licensing Our CodeEvolver® Protein Engineering Technology Platform
Licensing our CodeEvolver® protein engineering technology platform to pharmaceutical companies enables them to rapidly develop custom-designed enzymes that are highly optimized for efficient manufacturing processes. To date, we have entered into platform technology licensing agreements with each of GlaxoSmithKline, Merck and Novartis, and we intend to continue to enter into license arrangements with third parties that will allow them to use our CodeEvolver® protein engineering technology platform to discover and develop novel proteins for their internal use.
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
In September 2019, we received notification from GSK that a milestone relating to the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology has been achieved, triggering a $2.0 million milestone payment to Codexis from GSK. We recognized revenue of $2.0 million for the milestone payment in 2019, compared to zero in 2018 and 2017, respectively, as research and development revenue.
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
Under the terms of the Merck CodeEvolver® Agreement, Merck paid us up-front technology transfer and license fees and milestone payments over the technology transfer period of 15 months from August 3, 2015, the effective date of the Merck CodeEvolver® Agreement. We also have the potential to receive product-related payments of up to $15.0 million for each API that is manufactured by Merck using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering technology platform during the 10-year period that begins on the conclusion of the 15-month technology transfer period. These product-related payments, if any, will be paid by Merck to us for each quarter that Merck manufactures API using a CodeEvolver®-developed enzyme. The payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. We have the right to conduct an annual audit to confirm that all payments that are owed to us have been paid in full and on time.
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
In September 2016, we completed the full transfer of the engineering platform technology. In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we amended certain licensing provisions and one exhibit. In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we installed certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation. We will maintain those upgrades for a multi-year term. We recognized $0.9 million in research and development revenues under the terms of the amendment in the year ended December 31, 2019. As of December 31, 2019 and 2018 we had no deferred revenue balances.
Novartis
On May 2, 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”).
The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology (the “CodeEvolver® Platform Technology”) in the field of human healthcare. The CodeEvolver® Platform Technology enables rapid development of custom-designed enzymes that are highly optimized for efficient manufacturing processes. The CodeEvolver® Platform Technology, which is comprised of proprietary methods for the design and generation of diverse genetic libraries, automated screening techniques, algorithms for the interpretation of screening data and predictive modelling, is covered by more than 250 issued patents and patent applications worldwide.
Under the Novartis CodeEvolver® Agreement, Codexis will transfer its CodeEvolver® Platform Technology to Novartis over approximately 20 months starting with the date on which Codexis commences the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, Codexis will provide to Novartis Codexis’ proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of Codexis and Novartis scientists will participate in technology training sessions and collaborative research projects at Codexis’ laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have CodeEvolver® Platform Technology installed at its designated laboratory.
Under the terms of the Novartis CodeEvolver® Agreement, Codexis granted to Novartis a worldwide license to use Codexis’ CodeEvolver® Platform Technology to research, develop and manufacture novel enzymes for use by or on behalf of Novartis as biocatalysts in the chemical synthesis of small molecule and bioconjugate active pharmaceutical ingredients (“API”). The license to Novartis is exclusive for the research, development and manufacture of novel enzymes for use by Novartis as biocatalysts in the chemical synthesis of API owned or controlled by Novartis (“Novartis Exclusive Field”) and non-exclusive for the research, development and manufacture of novel enzymes for use by Novartis in the chemical synthesis of API not owned or controlled by Novartis or any third party (“Novartis Non-Exclusive Field”). Novartis has the right to grant sublicenses to affiliates of Novartis and, in certain limited circumstances, to third parties. Codexis has also granted to Novartis a license to make or have made enzymes engineered using the CodeEvolver® Platform Technology for use in the manufacture of therapeutic products or API with a right to grant sublicenses solely to affiliates of Novartis, contract manufacturing organizations and contract research organizations. The manufacturing license is exclusive in the Novartis Exclusive Field and non-exclusive in the Novartis Non-Exclusive Field. The licenses are subject to certain limitations based on pre-existing contractual obligations that apply to the technology and intellectual property that are the subject of the license grants. The licenses do not permit the use of the CodeEvolver® Platform Technology to discover any biologic, therapeutic enzyme, diagnostic product or vaccine. In addition, Novartis is prohibited from using the CodeEvolver® Platform Technology to develop or produce enzymes or any other compounds for or on behalf of any third parties except in a very limited manner when Novartis divests an API that is manufactured using an enzyme developed using the CodeEvolver® Platform Technology.
Novartis will pay Codexis up to $14.0 million over approximately the period through March 2021, $5.0 million of which was paid shortly after the Effective Date, and an additional $4.0 million of which is subject to satisfactory completion of the first technology transfer milestone and $5.0 million of which is subject to satisfactory completion of the second technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8.0 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® Platform Technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver ® -developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver ® -developed enzyme. These usage payments can begin in clinical stage and will extend throughout the commercial life of each API. Codexis has the right to conduct an annual audit to confirm that all payments that are owed to Codexis have been paid in full and on time.
The licenses to Novartis are granted under patents, patent applications and know-how that Codexis owns or controls as of the Effective Date and that cover the CodeEvolver® Platform Technology. Any improvements to the CodeEvolver® Platform Technology during the Technology Transfer Period will also be included in the license grants from Codexis to Novartis.
Under the Agreement, Codexis will own any improvements to Codexis’ protein engineering methods, processes and algorithms that arise and any enzyme technology or process technology that is developed during the Technology Transfer Period or during the Improvements Term. Novartis will own (a) any enzyme technology that is developed solely by Novartis or jointly by Novartis and Codexis under an enzyme evolution project using the CodeEvolver® Platform Technology (a “Project Enzyme”) and (b) the methods of use of any Project Enzyme or any enzyme developed solely by Novartis or jointly by Novartis and Codexis under an enzyme evolution project using the CodeEvolver® Platform Technology (“Process Technology”). Novartis granted to Codexis a worldwide, exclusive, fully paid-up, royalty-free license, with the right to grant sublicenses, to use Project Enzymes outside of the Novartis Exclusive Field. Novartis also granted to Codexis a worldwide, non-exclusive, fully paid-up, royalty-free license, with the right to grant sublicenses, to use the Process Technology outside of the Novartis Exclusive Field.
For each Novartis-controlled API that Novartis manufactures using an enzyme developed using the CodeEvolver® Platform Technology, Codexis will have a right of first refusal to supply Novartis with the enzyme used to manufacture the API, once Novartis’s requirement for such enzyme exceeds a certain quantity, if Novartis self-produces or outsources the supply of the enzyme. Codexis’ right of first refusal applies during the period that begins on the completion of a Phase I clinical trial for the first therapeutic product containing the API and ends on the earlier of five years following regulatory approval for such product and termination of the Novartis CodeEvolver® Agreement.
The Novartis CodeEvolver® Agreement has a term that begins on the Effective Date and continues unless and until terminated under the Novartis CodeEvolver® Agreement. At any time following the first technology transfer stage, Novartis may terminate the Novartis CodeEvolver® Agreement by providing 90 days written notice to Codexis. If Novartis exercises this termination right prior to making the first technology transfer milestone payment, Novartis will make a one-time termination payment of $9.0 million to Codexis. If Novartis exercises this termination right after making the first technology transfer milestone payment but prior to making the second technology transfer milestone payment, Novartis will make a one-time termination payment of $5.0 million to Codexis. In addition, either party may terminate the Novartis CodeEvolver® Agreement for the other party’s uncured material breach or insolvency or bankruptcy. In the event the Novartis CodeEvolver® Agreement is terminated by Novartis, or by Codexis due to an uncured material breach by Novartis or insolvency or bankruptcy of Novartis, or if Novartis sells or transfers to a third party any Novartis business or facility that includes any Codexis proprietary materials, information or technology, Codexis has the right to conduct an audit of Novartis’s facilities to confirm that all proprietary Codexis materials, information and technology have been destroyed. The Novartis CodeEvolver® Agreement also contains indemnification provisions under which Novartis and Codexis indemnify each other against certain third party claims.

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
We are seeking to expand our enzyme offerings in the fine chemical and industrial enzyme markets within and beyond the food industry, including, for example, to the animal feed, agricultural chemicals, consumer care, flavors and fragrances markets.

Molecular Biology and In Vitro Diagnostic Enzymes
We believe that our protein engineering capability can also be deployed to commercialize novel enzymes as improvements to enzymes consumed by customers in many industrial sectors. As our first effort in this strategy, we have developed enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. In December 2019, we entered into a license agreement to provide Roche with our EvoT4™ DNA ligase high-performance molecular diagnostic enzyme. This enzyme was developed using our proprietary CodeEvolver® protein engineering platform and is expected to be incorporated into Roche’s next generation sequencing (NGS) library preparation kits and other sequencing products. We are also currently working on a second enzyme, a DNA polymerase, which is being prepared for beta testing.

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
As of December 31, 2019, we owned or controlled approximately 1450 issued patents and pending patent applications in the United States and in various foreign jurisdictions. These patents and patent applications include many that are directed to our enabling technologies and specific methods and products that support our business in the pharmaceutical markets. In addition, our portfolio includes applications and patents that support our businesses in the biotherapeutics, molecular diagnostics, food and other markets. Our current intellectual property rights have terms that expire between 2020 and 2040. Our United States intellectual property rights directed to the CodeEvolver® proprietary enabling technology platform developed internally by us have terms that expire between 2029 to 2034. Our current intellectual property rights also include patents, trademarks, copyrights, software and certain assumed contracts that we acquired from Maxygen, Inc. (“Maxygen”) in October 2010, which are associated with directed evolution technology, known as the MolecularBreeding™ technology platform developed by Maxygen. The intellectual property rights and assets that we acquired from Maxygen continue to be subject to existing exclusive and non-exclusive license rights granted by Maxygen to third parties. We continue to file new patent applications, for which terms generally extend 20 years from the non-provisional filing date in the United States.
As of December 31, 2019, we owned and used the following registered, pending, and common law trademarks in the United States, with some trademarks also registered or pending in foreign jurisdictions: Codexis®, Codex®, CodeEvolver®, Mosaic®, Sage®, Microcyp®, MCYP®, ProSAR®, Unlock the Power of Proteins®, Codexis Protein Engineering Experts™, and a Codexis design mark (i.e., the Codexis logo).
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

The market for the manufacture and supply of APIs and intermediates is large with many established companies. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, GSK, Novartis, Pfizer, Bristol Myers Squibb, Kyorin, Urovant and Teva Pharmaceutical Industries Ltd., which have significant internal research and development efforts directed at developing processes to manufacture APIs and intermediates. The processes used by these companies include classical conventional organic chemistry reactions, chemo-catalytic reactions, biocatalytic reactions or combinations thereof. Our protein catalyst based manufacturing processes must compete with these internally developed routes.
Companies developing and marketing conventional catalysts include Solvias AG, BASF, Johnson-Matthey, and Takasago International Corporation.

The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, such as Novozymes and Dupont, as well as subsidiaries of larger contract research/contract manufacturing organizations (“CRO/CMO”), such as Royal DSM N.V. (“DSM”), Cambrex Corporation, Lonza, WuXi STA, and Almac Group Ltd. Some fermentation pathway design companies, like Ginkgo Bioworks and Zymergen, whose traditional focus has been to design microorganisms that express small molecule chemicals, could extend into designing organisms that express enzymes. There is also competition in the enzyme customization and optimization area from several smaller companies, such as BRAIN AG, Arzeda, c-LEcta GmbH and Evocatal GmbH.
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
Biotherapeutics
There are other companies that participate in the biotherapeutics market generally and the PKU market specifically. Many of these companies are large, successful and well-capitalized. BioMarin Pharmaceutical Inc. (“BioMarin”) and Daiichi Sankyo Company market Kuvan® in the United States, Europe and Japan for the treatment of a certain type of PKU. In addition, BioMarin gained US FDA approval in 2018 and began commercial sales of PalynziqTM as an injectable enzyme substitution therapy for the potential treatment of PKU. Several companies, including Synlogic, Homology Medicines and Rubius have reported clinical efforts to develop biotherapeutic candidates for PKU. Beyond targeting PKU, Takeda (which recently acquired Shire Plc), Genzyme / Sanofi S.A., BioMarin, and other companies market or are actively developing enzyme therapeutics. There are numerous companies that are developing other forms of therapeutics, such as small molecules, gene therapy, as well as therapies based on gene editing, which could compete with biotherapeutics.

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
Core Technology
We are a leader in the field of protein engineering to create novel biocatalysts. Both our pharmaceuticals and fine chemicals businesses rely on our core technology. We are aware that other companies, organizations and persons have developed technologies that appear to have some similarities to our patented proprietary technologies. For example, we are aware that other companies, including DSM, Bayer, and BASF, have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. In addition, academic institutions such as the California Institute of Technology, the Max Planck Institute and the Austrian Centre of Industrial Biotechnology are also working in this field. This field is highly competitive with companies and academic and research institutions actively seeking to develop technologies that could be competitive with our technologies.
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

The process required by the FDA before our biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice (“GLP”) regulations;
•submission to the FDA of an IND, which must become effective before clinical trials in the United States may begin;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, conducted in accordance with the FDA’s good clinical practice (“GCP”) regulations;
•submission to the FDA of a BLA;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing (“cGMP”) regulations; and
•FDA review and approval of the BLA prior to any commercial marketing, sale or distribution of the product.
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
•Phase 1-Phase 1 clinical trials involve initial introduction of the investigational product into healthy human subjects or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•Phase 2-Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosage and dosing schedule and to identify possible adverse side effects and safety risks.
•Phase 3-Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.
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
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
CUSTOMERS
We rely on a limited number of key customers for the majority of our revenues. Customers that provided 10% or more of our total revenues in any of the past three fiscal years consist of the following:

	Percentage of Total Revenues For The Years Ended December 31,
	2019	2018	2017
Customers:
Merck	28%	29%	28%
Novartis	23%	*	14%
Nestlé Health Science	15%	22%	15%
Tate & Lyle	*	13%	11%
* Percentage was less than 10%
EMPLOYEES
As of December 31, 2019, we had 161 full-time employees and part-time employees worldwide. Of these employees, 96 were engaged in research and development, 22 were engaged in operations and quality control, and 43 were engaged in selling, general and administrative activities. None of our employees is represented by a labor union, and we consider our employee relations to be good.
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
Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:
•our ability to achieve or maintain profitability;
•our relationships with, and dependence on, collaborators in our principal markets;
•our dependence on a limited number of customers;
•our dependence on a limited number of products in our biocatalysis business;
•our reliance on a limited number of contract manufacturers for large scale production of substantially all of our enzyme products;
•our ability to develop and successfully commercialize new products for the biocatalysis market(s);
•our ability to obtain additional development partners for our biotherapeutic programs;
•potential of Nestlé Health Science terminating any development program under its license agreement with us;
•our ability to deploy our technology platform in the fine chemicals market;
•the success of our customers’ pharmaceutical products in the market and the ability of such customers to obtain regulatory approvals for products and processes;
•our or our customers’ ability to obtain regulatory approval for the sale and manufacturing of food products using our enzymes;
•our ability to deploy our technology platform in the in vitro molecular diagnostics market;
•our ability to successfully achieve domestic and foreign regulatory approval for product candidates;
•our ability to successfully design and execute clinical testing at a reasonable cost and on an acceptable time-frame;
•our dependence on product candidates which could unexpectedly fail at any stage of preclinical or clinical development;
•our dependence on product candidates which may lack the ability to work as intended or cause undesirable side effects;
•our dependency on third parties to conduct clinical trials, research, and preclinical studies;

•our ability to successfully prosecute and protect our intellectual property;
•our ability to compete if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights;
•our ability to avoid infringing the intellectual property rights of third parties;
•our involvement in lawsuits to protect or enforce our patents or other intellectual property rights;
•our ability to enforce our intellectual property rights throughout the world;
•our dependence on, and the need to attract and retain, key management and other personnel;
•our ability to prevent the theft or misappropriation of our biocatalysts, the genes that code for our biocatalysts, know-how or technologies;
•our ability to protect our trade secrets and other proprietary information from disclosure by employees and others;
•our ability to obtain substantial additional capital that may be necessary to expand our business;
•our ability to comply with the terms of our credit facility;
•our ability to timely pay debt service obligations;
•our customers’ ability to pay amounts owed to us in a timely manner;
•our ability to avoid charges to earnings as a result of any impairment of goodwill, intangible assets or other long-lived assets;
•changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations;
•our ability to maintain effective internal control over financial reporting;
•our dependency on information technology systems, infrastructure and data;
•our ability to control and to improve product gross margins;
•our ability to protect against risks associated with the international aspects of our business;
•the cost of compliance with European Union chemical regulations;
•potential advantages that our competitors and potential competitors may have in securing funding or developing products;
•our ability to accurately report our financial results in a timely manner;
•results of regulatory tax examinations;
•business interruptions due to natural disasters, disease outbreaks or other events beyond our control;
•public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;
•our ability to integrate our current business with any businesses that we may acquire in the future;
•our ability to properly handle and dispose of hazardous materials in our business;
•potential product liability claims;
•changes to tax law and related regulations could materially affect our tax obligations and effective tax rate; and
•our ability to use our net operating loss carryforwards to offset future taxable income.
Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $11.9 million in 2019, $10.9 million in 2018 and $23.0 million in 2017. As of December 31, 2019 and 2018, we had an accumulated deficit of $342.4 million and $330.5 million, respectively. If we are unable to expand our biocatalysis business, through new or expanded collaborations, development of new products or services, or increased sales of existing products and services, our net losses may increase and we may never achieve profitability. In addition, some of our collaboration agreements, including our collaboration with Nestlé Health Science, provide for milestone payments and/or future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional proprietary biocatalysis and/or biotherapeutic products. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability, and could lead to disagreements with our current or former collaborators.
Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. For example, we have ongoing collaborations with GSK, Merck, Novartis and Nestlé Health Science that are important to our business and financial results. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform its obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, disagreements with a collaborator could develop, and any conflict with a collaborator could lead to litigation and could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, especially if they occur in our collaborations with GSK, Merck Novartis or Nestlé Health Science, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products or grow our business or generate sufficient revenues to support our operations, we may not receive contemplated milestone payments and royalties under the collaboration, and we may be involved in litigation. Our collaboration opportunities could be harmed and our financial condition and results of operations could be negatively affected if:
•we do not achieve our research and development objectives under our collaboration agreements in a timely manner or at all;
•we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators;
•we, our collaborators and/or our contract manufacturers do not receive the required regulatory and other approvals necessary for the commercialization of the applicable product;
•we disagree with our collaborators as to rights to intellectual property that are developed during the collaboration, or their research programs or commercialization activities;
•we are unable to manage multiple simultaneous collaborations;
•our collaborators or licensees are unable or unwilling to implement or use the technology or products that we provide or license to them;
•our collaborators become competitors of ours or enter into agreements with our competitors;
•our collaborators become unable or less willing to expend their resources on research and development or commercialization efforts due to general market conditions, their financial condition or other circumstances beyond our control; or
•our collaborators experience business difficulties, which could eliminate or impair their ability to effectively perform under our agreements.
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
Our current revenues are derived from a limited number of key customers. For the years ended December 31, 2019 and 2018, customers that each individually contributed 10% or more of our total revenue accounted for 66% and 64% of our total revenues in 2019 and 2018, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.

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
We plan to launch new products for the pharmaceutical, fine chemicals, therapeutics and molecular diagnostics markets. These efforts are subject to numerous risks, including the following:
•customers in these markets may be reluctant to adopt new manufacturing processes that use our enzymes;
•we may be unable to successfully develop the enzymes or manufacturing processes for our products in a timely and cost-effective manner, if at all;
•we may face difficulties in transferring the developed technologies to our customers and the contract manufacturers that we may use for commercial scale production of intermediates and enzymes in these markets;
•the contract manufacturers that we may use may be unable to scale their manufacturing operations to meet the demand for these products and we may be unable to secure additional manufacturing capacity;
•customers may not be willing to purchase these products for these markets from us on favorable terms, if at all;
•we may face product liability litigation, unexpected safety or efficacy concerns and product recalls or withdrawals;
•changes in laws or regulations relating to the pharmaceutical industry or the industries into which we sell our fine chemicals products, including the food industry, could cause us to incur increased costs of compliance or otherwise harm our business;

•our customers’ products may experience adverse events or face competition from new products, which would reduce demand for our products;
•we may face pressure from existing or new competitive products; and
•we may face pricing pressures from existing or new competitors, some of which may benefit from government subsidies or other incentives.
Our biotherapeutic programs are early stage, highly regulated and expensive. Our ability to obtain additional development partners for the programs, to advance our product candidates to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
We are developing and have developed novel biotherapeutic candidates, including CDX-6114, the novel oral enzyme product candidate for the treatment of PKU that we licensed to Nestlé Health Science. The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results. In addition, drug development is highly regulated and requires areas of expertise and capital resources we do not currently possess. In order to market a drug product in the United States, we must undergo the following process required by the FDA:
•completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with GLP requirements;
•submission to the FDA of an IND, which must become effective before human clinical studies may begin in the United States;
•approval by an independent IRB representing each clinical site before the clinical study may be initiated at the site;
•performance of adequate and well-controlled human clinical studies (generally divided into three phases) in accordance with GCP requirements to establish the safety and efficacy of the product candidate for each proposed indication;
•preparation of and submission to the FDA of a BLA after completion of all clinical studies;
•potential review of the product candidate by an FDA advisory committee;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the product candidate is produced to assess compliance with cGMP requirements; and
•FDA review and approval of a BLA prior to any commercial marketing or sale of the product in the United States.
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
In October 2017, we entered into the Nestlé Agreement with Nestlé Health Science pursuant to which we granted to Nestlé Health Science an option to obtain an exclusive, worldwide, royalty-bearing, sublicenseable license to develop and commercialize certain products based on our therapeutic enzyme product candidates for the treatment of hyperphenylalaninemia (“HPA”), including CDX-6114, as well as an exclusive right of first negotiation to obtain an exclusive worldwide license to develop and commercialize any enzyme discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. HPA is a medical condition characterized by mildly or strongly elevated concentrations of the amino acid phenylalanine in the blood. PKU can result in severe HPA. In February 2019, Nestlé Health Science exercised its option to receive an exclusive license to further develop and commercialize CDX-6114 and our other therapeutic enzyme product candidates covered by specified patent applications for the treatment of PKU.
Our efforts to advance our biotherapeutic candidates that we develop are subject to numerous risks, including the following:
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and the results are inherently unpredictable. If we are ultimately unable to obtain regulatory approval for biotherapeutic product candidates, our business will be harmed. To obtain regulatory approval to market any product candidate, preclinical studies and costly and lengthy clinical trials are required, and the results of the studies and trials are highly uncertain. A failure of one or more pre-clinical or clinical trials can occur at any stage, and many companies that have believed their drug candidates performed satisfactorily in pre-clinical and clinical testing have nonetheless failed to obtain marketing approval of their product candidates.
•We may find it difficult to enroll patients in our clinical trials for product candidates. Any enrollment difficulties could delay clinical trials and any potential product approval.

•We may experience difficulty or delay in obtaining the FDA’s acceptance of an IND for product candidates we may seek to enter into clinical development, which would delay initiation of Phase 1 clinical testing. Delays in the commencement or completion of clinical testing could significantly affect our product development costs or the product development costs of our present and any future collaborators. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons. For example, a clinical trial may be suspended or terminated by us, by the IRB of the institution in which such trial is being conducted, or by the FDA due to a number of factors, including unforeseen safety issues, changes in governmental regulations or lack of adequate funding to continue the clinical trial.
•We have limited experience in drug development or regulatory matters related to drug development. As a result, we rely or will rely on third parties to conduct our pre-clinical and clinical studies, assist us with drug manufacturing and formulation and perform other tasks for us. If these third parties do not successfully carry out their responsibilities or comply with regulatory requirements, we may receive lower quality products or services, suffer reputational harm and not be able to obtain regulatory approval for product candidates.
•Our efforts to use CodeEvolver® protein engineering technology platform to generate new lead biotherapeutic candidates, whether under our collaboration with Nestlé Health Science or otherwise, may not be successful in creating candidates of value.
•We will be exposed to potential product liability risks through the testing of experimental therapeutics in humans, which may expose us to substantial uninsured liabilities.
•Third parties may develop intellectual property that could limit our ability to develop, market and commercialize product candidates.
•Changes in methods of treatment of disease, such as gene therapy, could cause us to stop development of our product candidates or reduce or eliminate potential demand for CDX-6114, if approved, or any other product candidates that we may develop in the future.

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
In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019.
Under the Nestlé Agreement, we are eligible to receive from Nestlé Health Science development and approval milestones of up to $85.0 million, sales-based milestones of up to $250.0 million, and tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of products containing a licensed Compound as its sole active ingredient. We have received milestone payments under the Nestlé Agreement to date. However, there is no guarantee that we will receive further milestone payments under the Nestlé Agreement.
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
If Nestlé Health Science terminates its rights and obligations with respect to the Nestlé Agreement, then depending on the timing of such event:
•the development of our product candidates subject to the agreement may be terminated or significantly delayed;

•our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of product candidates;
•we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the Nestlé Agreement, including the reimbursement of third parties; and
•in order to fund further development and commercialization of new product candidates or programs, we may need to seek out and establish alternative collaboration arrangements with third-party partners; this may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.
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
We have recently begun to use our CodeEvolver® protein engineering technology platform to develop new products for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. We do not know if we can successfully compete in this new market. This new market is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships. In December 2019, we licensed our first proprietary enzyme for this market, EvoT4™ DNA ligase, which is designed to improve library preparation for NGS users, to Roche. This enzyme, and any products that we may develop in the future for this market, may not succeed in displacing current products. If we succeed in commercializing new products for this market, we may not generate significant revenues and cash flows from these activities. The failure to successfully deploy products on timely basis in this space may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.
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
We and any collaborators are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, neither we nor our collaborators have submitted a BLA to FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We and any collaborators must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals. Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our or our collaborators’ clinical trials;
•we or our collaborators may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we or our collaborators may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our or our collaborators’ interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of product candidates may not be sufficient to support the submission of a BLA to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies;
•the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with collaborators; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.
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
Clinical testing is expensive and usually takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. We do not know whether planned clinical trials will begin on time, need to be redesigned, recruit and enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including in connection with:
•the inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;

•applicable regulatory authorities disagreeing as to the design or implementation of the clinical trials;
•obtaining regulatory authorization to commence a trial;
•reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining IRB approval at each site;
•developing and validating the companion diagnostic to be used in a clinical trial, if applicable;
•insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•recruiting and retaining enough suitable patients to participate in a trial;
•having enough patients complete a trial or return for post-treatment follow-up;
•adding a sufficient number of clinical trial sites;
•inspections of clinical trial sites or operations by applicable regulatory authorities, or the imposition of a clinical hold;
•clinical sites deviating from trial protocol or dropping out of a trial;
•the inability to demonstrate the efficacy and benefits of a product candidate;
•discovering that product candidates have unforeseen safety issues, undesirable side effects or other unexpected characteristics;
•addressing patient safety concerns that arise during the course of a trial; receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial;
•non-compliance with applicable regulatory requirements by us or third parties or changes in such regulations or administrative actions;
•suspensions or terminations by IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities due to a number of factors, including those described above;
•third parties being unable or unwilling to satisfy their contractual obligations to us; or
•changes in our financial priorities, greater than anticipated costs of completing a trial or our inability to continue funding the trial.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Additionally, we or our collaborators may experience unforeseen events during or resulting from clinical trials that could delay or prevent receipt of marketing approval for or commercialization of product candidates. For example, clinical trials of product candidates may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs. Regulators may also revise the requirements for approving the product candidates, or such requirements may not be as we anticipate. If we or our collaborators are required to conduct additional clinical trials or other testing of product candidates beyond those that we or our collaborators currently contemplate, if we or our collaborators are unable to successfully complete clinical trials or other testing of such product candidates, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•incur unplanned costs;
•be delayed in obtaining or fail to obtain marketing approval for product candidates;
•obtain marketing approval in some countries and not in others;
•obtain marketing approval for indications or patient populations that are not as broad as intended or desired;
•obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•be subject to additional post-marketing testing requirements;
•be subject to changes in the way the product is administered;

•have regulatory authorities withdraw or suspend their approval of the product or impose restrictions on its distribution;
•be sued; or
•experience damage to our reputation.
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
We or our collaborators may not be able to initiate or continue clinical trials on a timely basis or at all for any product candidates we or our collaborators identify or develop if we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in the trials as required by applicable regulations or as needed to provide appropriate statistical power for a given trial. Additionally, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as one or more of our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in our competitors’ clinical trials. Patient enrollment may also be affected by many factors, including:
•severity and difficulty of diagnosing of the disease under investigation;
•size of the patient population and process for identifying subjects;
•eligibility and exclusion criteria for the trial in question;
•our or our collaborators’ ability to recruit clinical trial investigators with the appropriate competencies and experience;
•design of the trial protocol;
•availability and efficacy of approved medications or therapies, or other clinical trials, for the disease or condition under investigation;
•perceived risks and benefits of the product candidate under trial or testing, or of the application of genome editing to human indications;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•ability to obtain and maintain subject consent;
•risk that enrolled subjects will drop out before completion of the trial;
•ability to monitor patients adequately during and after treatment; and
•proximity and availability of clinical trial sites for prospective patients.
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
Additionally, if we successfully develop a product candidate alone or with collaborators and it receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone or with collaborators. Such identification could also have several additional significant negative consequences, such as:
•regulatory authorities may suspend, withdraw or limit approvals of such product, or seek an injunction against its manufacture or distribution;
•regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•we may be required to change the way a product is administered or conduct additional trials;

•the product may become less competitive;
•we or our collaborators may decide to remove the product from the marketplace;
•we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•we could be sued and be held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us or our collaborators from achieving or maintaining market acceptance of any potential product.
Even if we obtain regulatory approval for any products that we develop alone or with collaborators, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.
Even if products we develop alone or with collaborators receive regulatory approval, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals received for such products may also be subject to limitations on the approved indicated uses for which they may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance studies. For example, the holder of an approved BLA in the United States is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. In the United States, the holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Similar provisions apply in the European Union. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similarly, in the European Union any promotion of medicinal products is highly regulated and, depending on the specific jurisdiction involved, may require prior vetting by the competent national regulatory authority. In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application.
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
Moreover, if any of our product candidates are approved, our product labeling, advertising, promotion and distribution will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we or our collaborators fail to comply with applicable regulatory requirements following approval of any potential products we may develop, authorities may:
•issue an untitled enforcement letter or a warning letter asserting a violation of the law;
•seek an injunction, impose civil and criminal penalties, and impose monetary fines, restitution or disgorgement of profits or revenues;
•suspend or withdraw regulatory approval;
•suspend or terminate any ongoing clinical trials or implement requirements to conduct post-marketing studies or clinical trials;
•refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our collaborators;
•restrict the labeling, marketing, distribution, use or manufacturing of products;
•seize or detain products or otherwise require the withdrawal or recall of products from the market;
•refuse to approve pending applications or supplements to approved applications that we or our collaborators submit;
•refuse to permit the import or export of products; or
•refuse to allow us or our collaborators to enter into government contracts.

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
Our or a third party’s failure to execute on our manufacturing requirements, do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:
▪an inability to initiate or continue clinical trials of our product candidates under development;
▪delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
▪loss of the cooperation of future collaborators;
▪subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
▪requirements to cease development or to recall batches of our product candidates; and
▪in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product or any other future product candidates.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies and products and potential products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our products and processes. As such, as of December 31, 2019, we owned or controlled approximately 1450 issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our intellectual property rights, as of December 31, 2019, have terms that expire between 2020 and 2040. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technologies and to the methods and products that support our business in the pharmaceuticals manufacturing and complex chemistry markets. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.
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
The industries in which we operate and the biotechnology industry, in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. Our involvement in litigation or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert our management’s time from focusing on business operations and could cause us to spend significant amounts of money. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop selling or using our products or technologies that use the subject intellectual property;
•pay monetary damages or substantial royalties;
•grant cross-licenses to third parties relating to our patents or proprietary rights;
•obtain from the third party asserting its intellectual property rights a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•redesign those products or processes that use any allegedly infringing technology, or relocate the operations relating to the allegedly infringing technology to another jurisdiction, which may result in significant cost or delay to us, could be technically infeasible or could prevent us from selling some of our products in the United States or other jurisdictions.
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
On June 30, 2017 we entered into a credit facility ("Credit Facility") financing arrangement secured by a lien on substantially all of our personal property other than our intellectual property. Although we have made no loans or draws under the Credit Facility as of December 31, 2019, the Credit Facility includes affirmative and negative covenants including, among others, covenants requiring us to achieve consolidated product revenues at minimum levels and restricting our ability to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens and sell assets. The Credit Facility also includes events of default including, among other things, our failure to pay any amounts due under the Credit Facility, a breach of covenants under the Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000 and a final judgment against us in an amount greater than $250,000. If an event of default occurs, it could cause our obligations to become immediately due and payable and our lender would be entitled to foreclose against the collateral securing the indebtedness, including our cash. If our indebtedness were to be accelerated, we may be unable to repay such debt and, therefore, such acceleration could materially and adversely affect our business and financial condition. For more information regarding our compliance with our financial covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•we may be required to use a portion of our cash flow from operations to make debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, research and development, and other general corporate requirements;
•our interest expense could increase if prevailing interest rates increase, because a portion of draws which could be made under the Credit Facility bear interest at floating rates;
•the Credit Facility could reduce our flexibility to adjust to changing business conditions or obtain additional financing to fund working capital, capital expenditures, product development efforts, research and development, and other general corporate requirements; and
•restrictive covenants in our Credit Facility, which apply regardless of whether we draw down under the facility, limit our ability to, among other things, transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens and sell assets.
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
If goodwill or other long-lived assets become impaired, we may be required to record a significant charge to earnings.
Our total assets reflect goodwill of $3.2 million and other long-lived assets of $6.3 million as of December 31, 2019. Under accounting principles generally accepted in the United States (“GAAP”), we review goodwill for impairment on at least an annual basis and at any interim date whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We review our long lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or changes in circumstances (i.e., information that indicates an impairment might exist) could include: a significant decrease in the market price of our common stock; current period cash flow losses or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; slower growth rates in our industry; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; loss of significant customers or partners; or the current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful life. We tested goodwill for impairment as of December 31, 2019. Based on our analysis, we determined that the fair value of goodwill at the reporting unit level exceeded their carrying value and that no impairment was necessary as of December 31, 2019. Nevertheless, we may experience additional events or changes in circumstances in the future that we determine to be indicators of impairment and that may in turn require us to undertake impairment analysis in future periods. Depending on the circumstances and judgments made at such future time, the outcome of the analysis may require us to recognize impairment.
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
Our business may require us to use and store customer, employee, and business partner personally identifiable information (“PII”). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” emails and phone calls attempting to induce them to divulge passwords and other sensitive information.
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
There are numerous state, federal and foreign laws, regulations, decisions, and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of different types of personal data and personal information (“Personal Information”) and other personal, customer, or other data, the scope of which is continually evolving and subject to differing interpretations. We may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.
For example, the General Data Protection Regulation (the "GDPR") is in effect across the European Economic Area (the "EEA"), which imposes several stringent requirements for controllers and processors of personal data and increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to the greater of EUR20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. If we are required to comply with the new data protection rules imposed by GDPR, such compliance may be onerous and adversely affect our business, financial condition, and results of operations.
To the extent applicable to our business, compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, and results of operations.
In addition, recent legal developments in Switzerland and Europe have created complexity and compliance uncertainty regarding certain transfers of information from Switzerland and the European Union to the United States. For example, the EU-US Privacy Shield Framework is regularly reviewed, and there is current litigation challenging the adequacy of EU-specified standard contractual clauses (another data transfer mechanism). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be invalidated by the European courts or legislature. We rely on a mixture of mechanisms to transfer personal data from our European Union business to the U.S. and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR as well as current challenges to these mechanisms in the European courts. If one or more of the legal bases for transferring Personal Information from Europe to the U.S. is invalidated, or if we are unable to transfer Personal Information between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results.
California has also recently passed the California Consumer Privacy Act (the “CCPA”), which is the most far-reaching data privacy law introduced in the United States to date, and introduces new compliance burdens on organizations doing business in California who collect Personal Information about California residents. The CCPA’s definition of Personal Information is very broad and specifically includes biometric information. It went into effect in 2020 and allows for fines on a dramatic scale, as well as a private right of action from individuals in relation to certain security breaches. The CCPA is also prompting a wave of similar legislative developments in other U.S. states and creating the potential for a patchwork of overlapping but different laws. These developments increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm.
Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business or our reputation with customers. For example, some countries have adopted laws mandating that some Personal Information regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit Personal Information processing to within individual countries could increase our operating costs significantly.
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
While we have a limited number of employees located outside of the United States, we are and will continue to be dependent upon contract manufacturers located outside of the United States. In addition, we have customers and partners located outside of the United States. Conducting business internationally exposes us to a variety of risks, including:
•changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;
•the imposition of tariffs;
•the imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•the imposition of limitations on genetically-engineered products or processes and the production or sale of those products or processes in foreign countries;
•currency exchange rate fluctuations;
•uncertainties relating to foreign laws, regulations and legal proceedings including tax, import/export, anti-corruption and exchange control laws;
•the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
•increased demands on our limited resources created by our operations may constrain the capabilities of our administrative and operational resources and restrict our ability to attract, train, manage and retain qualified management, technicians, scientists and other personnel;
•economic or political instability in foreign countries;
•difficulties associated with staffing and managing foreign operations; and
•the need to comply with a variety of United States and foreign laws applicable to the conduct of international business, including import and export control laws and anti-corruption laws.
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
We are aware that other companies, including Royal DSM, N.V. (“DSM”), BASF, Bayer, and Novozymes have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Academic institutions such as the California Institute of Technology, the Max Planck Institute and the Austrian Centre of Industrial Biotechnology are also working in this field. Technological development by others may result in our products and technologies, as well as products developed by our customers using our biocatalysts, becoming obsolete.
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
The market for the manufacture and supply of APIs and intermediates is large with many established companies. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, GSK, Novartis, Pfizer, Bristol Myers, Squibb, Kyorin, Urovant and Teva Pharmaceutical Industries Ltd., which have significant internal research and development efforts directed at developing processes to manufacture APIs and intermediates. The processes used by these companies include classical conventional organic chemistry reactions, chemo catalytic reactions, biocatalytic reactions or combinations thereof. Our biocatalytic based manufacturing processes must compete with these internally developed routes. Additionally, we also face competition from companies developing and marketing conventional catalysts such as Solvias Inc., BASF and Takasago International Corporation.
The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, such as Novozymes, and Dupont, as well as subsidiaries of larger contract research/contract manufacturing organizations (“CRO/CMO”), such as Royal DSM N.V. (“DSM”), Cambrex Corporation, Lonza, WuXi STA, and Almac Group Ltd. Some fermentation pathway design companies, like Ginkgo Bioworks and Zymergen, whose traditional focus has been to design microorganisms that express small molecule chemicals, could extend into designing organisms that express enzymes. There is also competition in the enzyme customization and optimization area from several smaller companies, such as BRAIN AG, Arzeda, c-LEcta GmbH and Evocatal GmbH.
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
There are numerous companies that participate in the biotherapeutics market generally and the PKU market specifically. Many of these companies are large, successful and well-capitalized. BioMarin Pharmaceutical Inc. (“BioMarin”) and Daiichi Sankyo Company market Kuvan® in the United States, Europe and Japan for the treatment of a certain type of PKU. In addition, BioMarin gained US FDA approval in 2018 and began commercial sales of PalynziqTM as an injectable enzyme substitution therapy for the potential treatment of PKU. Several companies, i.e., Synlogic, Homology Medicines, and Rubius have reported clinical efforts to develop biotherapeutic candidates for PKU. Beyond targeting PKU, Takeda (who recently acquired Shire Plc), Genzyme / Sanofi S.A., BioMarin, and other companies market or are actively developing new enzyme therapeutics. There are numerous companies that are developing other forms of therapeutics, such as small molecules, gene therapies, as well as therapies based on gene editing, which could compete with biotherapeutics.
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
Business interruptions resulting from disasters or other disturbances could delay us in the process of developing our products and could disrupt our sales. Our business continuity and disaster recovery plans may not adequately protect us from a serious disaster or other disturbance.
Our headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. We are also vulnerable to other types of disasters and other events that could disrupt our operations, such as riot, civil disturbances, war, terrorist acts, infections in our laboratory or production facilities or those of our customers or contract manufacturers and other events beyond our control. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of the facilities of our customers, partners, suppliers or contract manufacturers. Any disruption of our customers, partners, suppliers or contract manufacturers would likely impact our sales and operating results. For example, we derive a portion of our revenues from contracts with customers and collaboration partners located in China, which has recently experienced an outbreak of the novel coronavirus. While at this point, the extent to which the coronavirus outbreak may impact our results is uncertain, it could result in delays in delivering our products and services to customers and collaboration partners or decreased demand for our products and services, which may negatively impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and services. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Some of our products and processes are genetically engineered or involve the use of genetically engineered products or genetic engineering technologies. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our products and processes may not be accepted. Any of the risks discussed below could result in increased expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies, products, or processes could be limited by the following factors:
•public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products and processes, which could influence public acceptance of our technologies, products and processes;
•public attitudes regarding, and potential changes to laws governing ownership of genetic material, which could harm our intellectual property rights with respect to our genetic material and discourage collaborators from supporting, developing, or commercializing our products, processes and technologies; and
•governmental reaction to negative publicity concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products. The subject of genetically modified organisms has received negative publicity, which has aroused public debate. This adverse publicity could lead to greater regulation and trade restrictions on imports of genetically altered products. The protein catalysts that we develop have significantly enhanced characteristics compared to those found in naturally occurring enzymes or microbes. While we produce our biocatalysts only for use in a controlled industrial environment, the release of such biocatalysts into uncontrolled environments could have unintended consequences. Any adverse effect resulting from such a release could have a material adverse effect on our business and financial condition, and we may have exposure to liability for any resulting harm.
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
In connection with any future acquisitions, we could:
•issue additional equity securities, which would dilute our current stockholders;
•incur substantial debt to fund the acquisitions;
•use our cash to fund the acquisitions; or
•assume significant liabilities including litigation risk.
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
Based on the number of shares outstanding as of December 31, 2019, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 38% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors, and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of December 31, 2019, one stockholder beneficially owned approximately 9% of our common stock.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2019, we had approximately 58.9 million shares of common stock outstanding. Of those shares, approximately 1.8 million shares were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.
As of December 31, 2019, approximately 321,000 shares of common stock issuable upon vesting of outstanding restricted stock units and performance stock units and up to approximately 4.4 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Our share price may be volatile which may cause the value of our common stock to decline and subject us to securities class action litigation.
The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results;

•the position of our cash, cash equivalents and equity securities;
•actual or anticipated changes in our growth rate relative to our competitors;
•actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•announcements of technological innovations by us, our collaborators or our competitors;
•announcements by us, our collaborators or our competitors of significant acquisitions or dispositions, strategic partnerships, joint ventures or capital commitments;
•additions or losses of one or more significant pharmaceutical products;
•announcements or developments regarding pharmaceutical products manufactured using our protein catalysts and intermediates;
•the entry into, modification or termination of collaborative arrangements;
•additions or losses of customers;
•additions or departures of key management or scientific personnel;
•competition from existing products or new products that may emerge;
•issuance of new or updated research reports by securities or industry analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•disputes or other developments related to proprietary rights, including patent litigation and our ability to obtain patent protection for our technologies;
•contractual disputes or litigation with our partners, customers or suppliers;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders or our other stockholders;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•general market conditions in our industry; and
•general economic and market conditions, including the recent financial crisis.
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
The effect of a 10% unfavorable change in exchange rates on foreign denominated receivables and cash as of December 31, 2019 would have had foreign exchange losses of approximately $0.1 million recognized as a component of other expense in our consolidated statement of operations.
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
Our lease (“Lease”) with Metropolitan Life Insurance Company (“MetLife”) includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the “Penobscot Space”), approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”), approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (“501 Chesapeake Space”), and approximately 29,900 square feet of space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). In February 2019, we have entered into an Eighth Amendment to the Lease ( the “Eighth Amendment”) with MetLife with respect to the Penobscot Space, the Building 2 Space and the 501 Chesapeake Space to extend the term of the Lease for additional periods. Pursuant to the Eighth Amendment, the term of the lease of the Penobscot Space and the Building 2 Space has been extended through May 2027. The lease term for 501 Chesapeake Space has been extended to May 2029. We have two consecutive options to extend the term of the lease for the Penobscot Space, the Building 2 Space and 501 Chesapeake Space for an additional period of five years per option. Our lease on the Saginaw Space will expire on January 30, 2020. In October 2019, we entered into a sub-sublease with Minerva Surgical, Inc. with respect to the Saginaw Space for approximately 3,400 square feet from February 2020 for three months. Our sublease of approximately 26,500 square feet of the Saginaw Space to a subtenant will end on January 2020. Our sublease of approximately 13,000 square feet of the Penobscot Space to a different subtenant ended in November 2019.
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
As of February 21, 2020, there were approximately 124 stockholders of record. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Stock Price Performance Graph
The following tabular information and graph compare our total common stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period December 31, 2014 through December 31, 2019. The figures represented below assume an investment of $100 in our common stock at the closing price on December 31, 2014 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table and graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. The tabular information and graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

		December 31,
$100 investment in stock or index	Ticker	2014	2015	2016	2017	2018	2019
Codexis, Inc.	CDXS	$100.00	$167.86	$182.54	$331.35	$662.70	$634.52
Nasdaq Composite Total Return	XCMP	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Nasdaq Biotechnology (Total Return) Index	XNBI	$100.00	$111.77	$87.91	$106.92	$97.45	$121.92

Comparison of Cumulative Total Return Among Codexis, Nasdaq Composite Index and Nasdaq Biotechnology Index

$800
$600
$400
$200
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Codexis (CDXS)
Nasdaq Composite Total Return (XCMP)
Nasdaq Biotechnology (Total Return) Index (XNBI)

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
We derived the consolidated statements of operations data for the fiscal years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheets data as of December 31, 2019 and 2018 from our audited consolidated financial statements appearing elsewhere in this filing. The consolidated statements of operations data for the fiscal years ended December 31, 2016 and 2015 and the consolidated balance sheets data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this filing. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.
SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(1) (2)	(1)
	(In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues:
Product revenue	$29,465	$25,590	$26,685	$15,321	$11,376
Research and development revenue	38,993	35,004	23,339	33,516	30,428
Total revenues	68,458	60,594	50,024	48,837	41,804
Costs and operating expenses:
Cost of product revenue	15,632	12,620	14,327	9,753	6,586
Research and development	33,873	29,978	29,659	22,229	20,673
Selling, general and administrative	31,502	29,291	29,008	25,419	22,315
Total costs and operating expenses	81,007	71,889	72,994	57,401	49,574
Loss from operations	(12,549)	(11,295)	(22,970)	(8,564)	(7,770)
Interest income	1,287	671	147	60	19
Other expenses, net	(656)	(291)	(92)	(94)	(168)
Loss before income taxes	(11,918)	(10,915)	(22,915)	(8,598)	(7,919)
Provision for (benefit from) income taxes	17	(37)	81	(40)	(338)
Net loss	$(11,935)	$(10,878)	$(22,996)	$(8,558)	$(7,581)
Net loss per share, basic and diluted	$(0.21)	$(0.21)	$(0.50)	$(0.21)	$(0.19)
Weighted average common stock shares used in computing net loss per share, basic and diluted	56,525	52,205	46,228	40,629	39,438

(1) Financial results for year ended December 31, 2019 and 2018 as compared to the years ended December 31, 2017, 2016, and 2015 reflect the effects of adopting Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the related amendments (ASC 606), which provided a new basis of accounting for our revenue arrangements during fiscal year 2019 and 2018. The adoption of ASC 606 limits the comparability of revenue and certain expenses, including revenues and costs and operating expenses, presented in the results of operations for the years ended December 31, 2019 and 2018 when compared to the years ended December 31, 2017, 2016, and 2015.
(2) Lease costs for the year ended December 31, 2019 as compared to years ended December 31, 2018 through 2015 reflected the effects of adopting ASU 2016-02 and the related amendments, "Leases (Topic 842)" (“ASC 842”), which provided a new basis of accounting for leases during fiscal year 2019. The adoption of ASC 842 limited the comparability of lease costs included in operating expenses, presented in the results of operations for the year ended December 31, 2019 when compared to the years ended December 31, 2018 through 2015.

	December 31,
	2019	2018	2017	2016	2015
	(1) (2)	(1)
Consolidated Balance Sheets Data:	(In Thousands)
Cash, cash equivalents and restricted cash	$91,560	54,485	32,776	20,864	$24,060
Working capital	98,817	50,085	20,087	14,860	17,998
Total assets	149,073	79,283	53,625	35,648	44,647
Total liabilities	43,556	22,977	29,078	16,549	21,768
Total stockholders’ equity	105,517	56,306	24,547	19,099	22,879

(1) Financial results for years ended December 31, 2019 and 2018 as compared to the years ended December 31, 2017 through 2015 reflected the effects of adopting ASU 2014-09, "Revenue from Contracts with Customers ("ASC 606"), which provided a new basis of accounting for our revenue arrangements during fiscal years 2019 and 2018. We used the modified retrospective transition method. We recognized the cumulative effect of applying the new revenue standard and recognized a $4.1 million increase to the opening balance of the accumulated deficit at the beginning of 2018. The comparative information for the years ended December 31, 2017 through 2015 has not been restated and continues to be reported under the accounting standards in effect for the periods presented.
(2) Effective January 1, 2019, we adopted ASU 2016-02 and the related amendments, "Leases (Topic 842)" (“ASC 842”), which established a right-of-use ("ROU") model requiring lessees to record a ROU asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. We applied the accounting guidance using a modified retrospective approach. For operating leases, we recognized $26.6 million of ROU assets and $27.6 million of lease obligations, and for finance leases, we recognized $0.5 million of ROU assets and $0.3 million of lease obligations in our consolidated balance sheet in the first quarter of 2019. See Note 13 in the notes to our Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for more information.

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
Our approach to developing commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates many thousands for each protein engineering project are then rapidly screened and validated in high throughput screening under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
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
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, which remains our primary business focus. Our customers, which include several large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also licensed our proprietary CodeEvolver® protein engineering technology platform to global pharmaceutical companies so that they may in turn use this technology to engineer enzymes for their own businesses. Most recently, in May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare.

As evidence of our strategy to extend our technology beyond pharmaceutical manufacturing, we have also used the technology to develop protein catalysts and industrial enzymes for use in a wider set of industrial markets. These target industries consist of several large market verticals, including food and food ingredients, animal feed, consumer care, flavors, fragrances and agricultural chemicals. In addition, we are using our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. In December 2019, we entered into a license agreement to provide Roche with our first enzyme for this target market, Codexis’ EvoT4™ DNA ligase.
We have also begun using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the "Nestlé Agreement") with Nestlé Health Science, to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. Concurrently, the Strategic Collaboration Agreement was extended through December 2021. See Note 16, “Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for details.
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
Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of hyperphenylalaninemia (“HPA”) (also referred to as PKU) in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a global development, option and license agreement with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU.
As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019. In October 2017, we separately entered into a Strategic Collaboration Agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. Concurrently, the Strategic Collaboration Agreement was extended through December 2021.
Using our CodeEvolver® protein engineering platform technology, we have also developed a pipeline of other biotherapeutic drug candidates, all of which are in preclinical development. We expect to continue to make additional investments in our pipeline with the aim of advancing additional product candidates targeting other therapeutic areas.
For further description of our business segments, see Note 15, "Segment, Geographical and Other Revenue Information," in the Notes to Condensed Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Results of Operations Overview
On January 1, 2018, we adopted Accounting Standards Update, or ASU, 2014-09 “Revenue from Contracts with Customers (Topic 606)” and the related amendments (“ASC 606”). Under the modified retrospective method, we applied the new standard to contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASU 2009-13 “Revenue Recognition (Topic 605).” The adoption of ASC 606 limits the comparability of revenue and certain expenses, including revenues and costs and operating expenses, presented in the results of operations for the years ended December 31, 2019 and 2018 when compared to the year ended December 31, 2017.
Revenues were $68.5 million in 2019, a 13% increase from $60.6 million in 2018. Product revenue, which consists primarily of sales of protein catalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, was $29.5 million in 2019, an increase of 15% compared with $25.6 million in 2018. The increase in product revenue was primarily due to higher customer demand for enzymes for the manufacture of both branded and generic pharmaceuticals products.
Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $39.0 million in 2019, an increase of 11%, compared with $35.0 million in 2018. The increase was primarily due to revenues from Novartis Pharma AG under the Novartis CodeEvolver® Agreement and a milestone payment from GSK under the GSK CodeEvolver® Agreement partially offset by less revenue due to the prior year completion of services to Tate & Lyle and lower development fees from Nestlé Health Science.
Our products’ profitability is affected by many factors including the margin of profit on products we sell. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data is used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis. Product gross margins decreased to 47% in 2019, compared to 51% in 2018 due to variations in product mix.
Research and development expenses were $33.9 million in 2019, an increase of 13% from $30.0 million in 2018. The increase was primarily due to an increase in costs associated with higher headcount, higher allocable expenses mainly relating to facilities expenses, and increases in lab supplies, which were partially offset by lower outside services and stock compensation expense.
Selling, general and administrative expenses were $31.5 million in 2019, an increase of 8% compared to $29.3 million in 2018. The increase was primarily due to higher facility expense and an increase in costs associated with headcount, which were partially offset by lower allocable expenses and outside services.
Net loss was $11.9 million, or a net loss of $0.21 per share, in 2019 compared to a net loss of $10.9 million, or a net loss of $0.21 per share, in 2018. The increase in net loss was primarily related to higher operating expenses composed of increases in costs associated with headcount, higher allocable expenses, and higher facility expense.
Cash and cash equivalents increased to $90.5 million as of December 31, 2019 compared to $53.0 million as of December 31, 2018. In addition, net cash used in operations was $12.6 million in 2019, as compared to net cash used in operations of $14.1 million in 2018. We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.

In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2019, we entered into a Seventh Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2020. We may draw on the Term Debt at any time prior to September 30, 2020, subject to customary conditions for funding including, among others, that no event of default exists. As of December 31, 2019, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 13, "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues increased by $11.1 million, or 24%, to $58.2 million in 2019, compared to 2018. The increase in product revenue was primarily due to higher customer demand for enzymes for the manufacture of both branded and generic pharmaceuticals products.
The increase in research and development revenues was primarily due to revenues from Novartis Pharma AG under the Novartis CodeEvolver® Agreement and a milestone payment from GSK under the GSK CodeEvolver® Agreement partially offset by less revenue due to the prior year completion of services to Tate & Lyle.
Product gross margins were 47% in 2019, compared to 51% in the corresponding period in 2018. The decrease in product gross margins was primarily due to variations in product mix.
Research and development expense increased $0.5 million, or 2%, to $19.4 million in 2019 compared to 2018, due primarily to an increase in costs associated with higher headcount and higher allocable expenses, which were partially offset by lower costs of outside consultants and stock compensation expense.
Selling, general and administrative expense increased by $0.9 million, or 12%, to $8.5 million in 2019, compared to 2018, due primarily to an increase in costs associated with headcount and facilities which were partially offset by higher allocable expenses.
Novel Biotherapeutics
Research and development revenue decreased by $3.2 million, or 24%, to $10.3 million in 2019, compared to 2018. Revenues in the Novel Biotherapeutics segment are derived entirely from research and development revenue from Nestlé Health Science relating to the development of our CDX-6114 product candidate under the Nestlé Agreement and to services under the Strategic Collaboration Agreement. The decrease was primarily due to lower development fees from Nestlé Health Science as an extension study was substantially completed in 2019.
Research and development expense increased $3.1 million, or 30%, to $13.3 million in 2019, compared to 2018, due primarily to higher allocable expenses which was partially offset by lower stock compensation expense.
Selling, general and administrative expense increased by $1.5 million, or 188%, to $2.2 million in 2019, compared to the year of 2018, due primarily an increase in costs associated with headcount and higher stock compensation expense.
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

In September 2019, we received notification from GSK that a milestone relating to the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology has been achieved, triggering a $2.0 million milestone payment to Codexis from GSK. We recognized revenue of $2.0 million for the milestone payment in 2019, compared to zero in 2018 and 2017, respectively, as research and development revenue.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the "Merck CodeEvolver® Agreement") with Merck, Sharp & Dohme ("Merck") which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received a $5.0 million up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $4.0 million, $4.1 million, and $4.1 million in 2019, 2018 and 2017, respectively, for various research projects under our collaborative arrangement.
We have the potential to receive payments of up to a maximum of $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform. The API payments are based on the quantity of API developed and manufactured by Merck and will be recognized as usage-based royalties.
In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we amended certain licensing provisions and one exhibit. In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we installed certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and we will maintain those upgrades for a multi-year term. We recognized $0.9 million in research and development revenues under the terms of the amendment in the year ended December 31, 2019. As of December 31, 2019 and 2018, we had no deferred revenue balances.
Global Development, Option and License Agreement and Strategic Collaboration Agreement
In October 2017, we entered into the Nestlé Agreement with Societé des Produits Néstle S.A., formerly known as Nestec Ltd. ("Nestlé Health Science") and, solely for the purpose of the integration and the dispute resolution clauses of the Agreement, Nestlé Health Science S.A., to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU.
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement and a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $1.9 million, $9.9 million, and $7.2 million in research and development revenue in 2019, 2018, and 2017, respectively. We had deferred revenue under this agreement of $13 thousand at December 31, 2019 and $1.9 million at December 31, 2018.
In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized in the first quarter of 2019 as research and development revenue. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019.
We are also eligible to receive payments from Nestlé Health Science under the Nestlé Agreement that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.

In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $5.4 million, $3.6 million and $0.5 million in 2019, 2018 and 2017 respectively. As of December 31, 2019 and 2018, we had deferred revenue of $13 thousand and $0.8 million, respectively.
In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. Concurrently, the Strategic Collaboration Agreement was extended through December 2021. See Note 16, "Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
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
Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Under the Novartis CodeEvolver® Agreement, we will transfer Codexis' proprietary CodeEvolver® protein engineering platform technology to Novartis over approximately 20 months starting with the date on which we commence the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, our company will provide to Novartis Codexis’ proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of Codexis and Novartis scientists will participate in technology training sessions and collaborative research projects at Codexis’ laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver® protein engineering platform technology installed at its designated laboratory. Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4.0 million subject to satisfactory completion of the second technology transfer milestone and an additional $5.0 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8.0 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer performance obligation, which is expected to occur over twenty months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $11.3 million in revenue in 2019 from the Novartis CodeEvolver® Agreement. As of December 31, 2019, we had no deferred revenue from the Novartis CodeEvolver® Agreement.

Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies”, to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Financial results for the years ended December 31, 2019 and 2018, as compared to the year ended December 31, 2017, reflected the effects of adopting ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and the related amendments (“ASC 606”), which provided a new basis of accounting for our revenue arrangements during fiscal years in 2019 and 2018. The adoption of ASC 606 limited the comparability of revenue and certain expenses, including revenues and costs and operating expenses, presented in the results of operations for the years ended December 31, 2019 and 2018 when compared to the year ended December 31, 2017.

The effects of adopting 2016-02, "Leases (Topic 842)" (“ASC 842”), and related amendments required lessees to record a ROU asset and lease obligations on the balance sheet for all leases with terms longer than 12 months, and disclose key information about leasing arrangements. The adoption of ASC 842 limited the comparability of assets and liabilities in the balance sheets for the year ended December 31, 2019 when compared to the year ended December 31, 2018. In addition, lease costs which are included in operating expenses, presented in the results of operations for the year ended December 31, 2019 are limited in comparability when compared to the years ended December 31, 2018 and 2017.
Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,			% of Total Revenues
	2019	2018	2017	2019	2018	2017
Revenues:
Product revenue	$29,465	$25,590	$26,685	43%	42%	53%
Research and development revenue	38,993	35,004	23,339	57%	58%	47%
Total revenues	68,458	60,594	50,024	100%	100%	100%
Costs and operating expenses:
Cost of product revenue	15,632	12,620	14,327	23%	21%	29%
Research and development	33,873	29,978	29,659	49%	49%	59%
Selling, general and administrative	31,502	29,291	29,008	46%	48%	58%
Total costs and operating expenses	81,007	71,889	72,994	118%	118%	146%
Loss from operations	(12,549)	(11,295)	(22,970)	(18)%	(19)%	(46)%
Interest income	1,287	671	147	2%	1%	—%
Other expense, net	(656)	(291)	(92)	(1)%	—%	—%
Loss before income taxes	(11,918)	(10,915)	(22,915)	(17)%	(18)%	(46)%
Provision for (benefit from) income taxes	17	(37)	81	—%	—%	—%
Net loss	$(11,935)	$(10,878)	$(22,996)	(17)%	(18)%	(46)%

Revenues
Our revenues are comprised of product revenue and research and development revenue as follows:
•Product revenue consist of sales of protein catalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits.
•Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees, and revenue sharing arrangement based upon sales of licensed products by our former revenue sharing partner, Exela PharmSci, Inc. (“Exela”) in 2017.

Revenues are as follows (in thousands, except percentages):

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	$	%	$	%
Product revenue	$29,465	$25,590	$26,685	$3,875	15%	$(1,095)	(4)%
Research and development revenue	38,993	35,004	23,339	3,989	11%	11,665	50%
Total revenues	$68,458	$60,594	$50,024	$7,864	13%	$10,570	21%

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
2019 compared to 2018
Total revenues increased by $7.9 million in 2019 to $68.5 million, as compared to 2018. The increase was driven by growth in product revenue of $3.9 million, or 15%, and research and development revenue of $4.0 million, or 11%.
Product revenue, which consist primarily of sales of protein catalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, were $29.5 million in 2019, an increase of 15% compared with $25.6 million in 2018. The increase in product revenue is primarily due to higher customer demand for enzymes for the manufacture of both branded and generic pharmaceuticals products.
Research and development revenue increased by $4.0 million in 2019 to $39.0 million, or 11% compared with $35.0 million in 2018, primarily due to revenues from Novartis Pharma AG under the Novartis CodeEvolver® Agreement and a milestone payment from GSK under the GSK CodeEvolver® Agreement partially offset by less revenue due to the prior year completion of services to Tate & Lyle and lower development fees from Nestlé Health Science.
2018 compared to 2017
Total revenues increased by $10.6 million in 2018 to $60.6 million, as compared to 2017. The increase was driven by growth in research and development revenue of $11.7 million, or 50%, partially offset by a decrease of $1.1 million in product revenue.
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

Cost and Operating Expenses (in thousands, except percentages):

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	$	%	$	%
Cost of product revenue	$15,632	$12,620	$14,327	$3,012	24%	$(1,707)	(12)%
Research and development	33,873	29,978	29,659	3,895	13%	319	1%
Selling, general and administrative	31,502	29,291	29,008	2,211	8%	283	1%
Total costs and operating expenses	$81,007	$71,889	$72,994	$9,118	13%	$(1,105)	(2)%

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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our consolidated statements of operations for the years ended (in thousands, except percentages):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2019	2018	$	%	2018	2017	$	%
Product revenue	$29,465	$25,590	$3,875	15%	$25,590	$26,685	$(1,095)	(4)%
Cost of product revenue (1)	15,632	12,620	3,012	24%	12,620	14,327	(1,707)	(12)%
Product gross profit	$13,833	$12,970	$863	7%	$12,970	$12,358	$612	5%
Product gross margin (%) (2)	47%	51%			51%	46%
(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.

2019 compared to 2018
Cost of product revenue increased by $3.0 million in 2019 to $15.6 million, as compared to 2018. The increase was primarily due to an increase in costs associated with the higher level of product revenue. Product gross margin decreased to 47% in 2019 as compared to 51% in 2018 due to the variations in product mix.
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
2019 compared to 2018
Research and development expenses were $33.9 million in 2019 compared to $30.0 million in 2018, an increase of $3.9 million, or 13%. The increase was primarily due to $2.1 million in costs associated with higher headcount, $2.1 million in higher allocable expenses which include occupancy-related costs and supplies, and increases of $0.8 million in lab supplies, which were partially offset by a decrease of $0.5 million in outside services and a decrease of $0.6 million in stock compensation expense.
2018 compared to 2017
Research and development expenses were $30.0 million in 2018 compared to $29.7 million in 2017, an increase of $0.3 million, or 1%. The increase was primarily due to $1.9 million in costs associated with higher headcount, $1.1 million in higher allocable expenses which include occupancy-related costs and supplies, and increases of $0.7 million in lab supplies, $0.6 million in stock compensation expenses, and $1.0 million increase in repairs and maintenance costs, outside consultants and travel costs. These increases were partially offset by a decrease of $4.9 million in outside services which were mostly related to prior year development costs for project CDX-6114.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), hiring and training costs, consulting and outside services expenses (including audit and legal counsel related costs), marketing costs, building lease costs, and depreciation expenses and amortization expense.
2019 compared to 2018
Selling, general and administrative expenses were $31.5 million in 2019 compared to $29.3 million in 2018, an increase of $2.2 million, or 8%. The increase was primarily due to increases of $2.2 million in facility expense, $2.6 million in salaries and personnel costs associated with higher headcount, which were partially offset by decreases of $2.1 million in allocable expenses and $0.5 million in outside services.
2018 compared to 2017
Selling, general and administrative expenses were $29.3 million in 2018 compared to $29.0 million in 2017, an increase of $0.3 million, or 1%. The increase was primarily due to increases of $1.2 million in salaries and personnel costs associated with higher headcount, $1.0 million in consulting and outside services, $0.4 million in recruiting fees, $0.3 million in accounting fees and $0.2 million in stock compensation expense which were partially offset by a decrease of $1.1 million in allocable expenses and $1.8 million in legal expenses related to 2017 activities.

Other Income (Expense), net (in thousands, except percentages):

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	$	%	$	%
Interest income	$1,287	$671	$147	$616	92%	$524	356%
Other expense, net	(656)	(291)	(92)	(365)	(125)%	(199)	(216)%
Total other income (expense), net	$631	$380	$55	$251	66%	$325	591%

Interest Income
Interest income increased by $0.6 million in 2019 compared to 2018, and increased by $0.5 million in 2018 compared to 2017. The changes were primarily due to higher interest rates on higher levels of cash and cash equivalents.
Other Expense
Other expense increased by $0.4 million in 2019 compared to 2018 primarily due to $0.5 million write-down in the fair value of our investment in CO2 Solutions partially offset by gains from fluctuations in foreign currency. Other expense increased by $0.2 million in 2018 compared to 2017, primarily due to an unrealized loss of $84 thousand related to our investment in CO2 Solutions and expenses due to fluctuations in foreign currency.
Provision for (benefit from) Income Taxes (in thousands, except percentages):

				Change
	Year Ended December 31,			2019		2018
	2019	2018	2017	$	%	$	%
Provision for (benefit from) income taxes	$17	$(37)	$81	$54	146%	$(118)	(146)%
The provision for income taxes for 2019 was primarily due to the accrual of interest and penalties on historic uncertain tax positions. The benefit from income taxes in 2018 was primarily related to a net loss from our foreign operations and a reduction in the deferred tax liability for accrued future withholding taxes on dividends. The provision for income taxes for 2017 was primarily related to taxes on foreign earnings and an increase in the deferred tax liability for accrued future withholding taxes on dividends.
Net Loss
Net loss for 2019 was $11.9 million, or a net loss per basic and diluted share of $0.21. This compared to a net loss of $10.9 million, or a net loss per basic and diluted share of $0.21 for 2018. The increases in net loss was primarily attributable to higher operating expenses due to increase in costs associated with headcount, higher allocable expenses, and higher facility expense.

The decrease in net loss for 2018 over a net loss of $23.0 million, or a net loss per basic and diluted share of $0.50, for 2017 was primarily attributable a net increase in revenue and reductions in product costs. The net increase in revenue was primarily attributed to research and development revenue from Nestlé Health Science and Tate & Lyle partially offset by a decrease in product revenue due to variability in our customers’ manufacturing schedules. The reduction in product costs reflected the sale of higher gross margins products partially offset by lower costs associated with the reduction in product revenue.

Results of Operations by Segment (in thousands, except percentages)
Revenues by segment

	Year Ended December 31, 2019			Year Ended December 31, 2018			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Revenues:
Product revenue	$29,465	$—	$29,465	$25,590	$—	$25,590	$3,875	15%	$—	—%
Research and development revenue	28,691	10,302	38,993	21,483	13,521	35,004	7,208	34%	(3,219)	(24)%
Total revenues	$58,156	$10,302	$68,458	$47,073	$13,521	$60,594	$11,083	24%	$(3,219)	(24)%

	Year Ended December 31, 2018			Year Ended December 31, 2017			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Revenues:
Product revenue	$25,590	$—	$25,590	$26,685	$—	$26,685	$(1,095)	(4)%	$—	—%
Research and development revenue	21,483	13,521	35,004	15,648	7,691	23,339	5,835	37%	5,830	76%
Total revenues	$47,073	$13,521	$60,594	$42,333	$7,691	$50,024	$4,740	11%	$5,830	76%

2019 compared to 2018
Revenues from the Performance Enzymes segment increased by $11.1 million, or 24%, to $58.2 million in 2019, compared to $47.1 million in 2018. The increase in product revenue was primarily due to higher customer demand for enzymes for the manufacture of both branded and generic pharmaceuticals products. The increase in research and development revenues was primarily due to revenues from Novartis Pharma AG under the Novartis CodeEvolver® Agreement and a milestone payment from GSK under the GSK CodeEvolver® Agreement, partially offset by less revenue due to the prior year completion of services to Tate & Lyle.
Revenues from the Novel Biotherapeutics segment decreased by $3.2 million, or 24%, to $10.3 million in 2019, compared to $13.5 million in 2018. Revenues in the Novel Biotherapeutics segment are derived entirely from research and development revenue from Nestlé Health Science relating to the development of the CDX-6114 product candidate under the Nestlé Agreement and to services under the Strategic Collaboration Agreement. Our revenues from the Novel Biotherapeutics segment are substantially dependent on revenues generated from Nestlé Health Science, which, if lost, would have a material adverse effect on the Novel Biotherapeutics segment. The decrease was primarily due to lower development fees from Nestlé Health Science as an extension study was substantially completed in 2019.
2018 compared to 2017
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

Costs and operating expenses by segment

	Year Ended December 31, 2019			Year Ended December 31, 2018			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Cost of product revenue	$15,632	$—	$15,632	$12,620	$—	$12,620	$3,012	24%	$—	—%
Research and development(1)	19,380	13,278	32,658	18,924	10,185	29,109	456	2%	3,093	30%
Selling, general and administrative(1)	8,462	2,222	10,684	7,538	771	8,309	924	12%	1,451	188%
Total segment costs and operating expenses	$43,474	$15,500	58,974	$39,082	$10,956	50,038	$4,392	11%	$4,544	41%
Corporate costs			20,255			20,704
Depreciation and amortization			1,778			1,147
Total costs and operating expenses			$81,007			$71,889

(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.

	Year Ended December 31, 2018			Year Ended December 31, 2017			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Cost of product revenue	$12,620	$—	$12,620	$14,327	$—	$14,327	$(1,707)	(12)%	$—	—%
Research and development(1)	18,924	10,185	29,109	16,847	12,107	28,954	2,077	12%	(1,922)	(16)%
Selling, general and administrative(1)	7,538	771	8,309	7,371	—	7,371	167	2%	771	100%
Total segment costs and operating expenses	$39,082	$10,956	50,038	$38,545	$12,107	50,652	$537	1%	$(1,151)	(10)%
Corporate costs			20,704			21,300
Depreciation and amortization			1,147			1,042
Total costs and operating expenses			$71,889			$72,994

(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation.

For a discussion of product cost of revenue, see “Results of Operations”.

2019 compared to 2018
Research and development expense in the Performance Enzymes segment increased by $0.5 million, or 2%, to $19.4 million in 2019, compared to $18.9 million in 2018. The increase was primarily due to $2.2 million associated with higher headcount which was partially offset by a decrease of $1.2 million in allocable expenses, which included occupancy-related costs, supplies, and depreciation expense, and a decrease of $0.5 million in stock compensation expense.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.9 million, or 12%, to $8.5 million in 2019, compared to $7.5 million in 2018. The increase was primarily due to $0.5 million in higher costs associated with increased headcount, $0.2 million in higher stock compensation expense, and $0.1 million in higher allocable expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $3.1 million, or 30%, to $13.3 million in 2019, compared to $10.2 million in 2018. The increase was primarily due to $3.2 million increase in allocable expenses which was partially offset by a decrease of $0.1 million in stock compensation expense.
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $1.5 million, or 188%, to $2.2 million in 2019, compared to $0.8 million in 2018. The increase was primarily due to an increase of $1.0 million in higher costs associated with increased headcount and $0.5 million in higher stock compensation expense.
2018 compared to 2017
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

Income (loss) from operations by segment

	Year Ended December 31, 2019			Year Ended December 31, 2018			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Income (loss) from operations	$14,682	$(5,198)	9,484	$7,991	$2,565	$10,556	$6,691	84%	$(7,763)	(303)%

	Year Ended December 31, 2018			Year Ended December 31, 2017			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Income (loss) from operations	$7,991	$2,565	10,556	$3,788	$(4,416)	$(628)	$4,203	111%	$6,981	(158)%

2019 compared to 2018
Income from operations in the Performance Enzymes segment increased $6.7 million, or 84%, to $14.7 million, in 2019, compared to $8.0 million in 2018. The increase in income from operations was primarily due to increases in product revenue and research and development revenue and were partially offset by increases in product costs, research and development costs and selling, general and administrative expense.
Loss from operations in the Novel Biotherapeutics segment increased $7.8 million, or 303%, to $5.2 million in 2019 compared to an income from operations of $2.6 million in 2018. The decrease in income from operation was primarily due to a decrease of $3.2 million in revenue from the development of our CDX-6114 product candidate and the Strategic Collaboration Agreement with Nestlé Health Science, and increase in the outside research and development services used in the CDX-6114 product candidate development and selling, general and administrative expense.
2018 compared to 2017
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

Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. We also have the ability to borrow up to $15.0 million under our Credit Facility. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. The majority of our cash and cash equivalents are held in U.S. banks, and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
The following summarizes our cash and cash equivalents balance and working capital as of December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$90,498	$53,039	31,219
Working capital	98,817	50,085	20,087

In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. In the third quarter of 2016, we completed the final phase in the transfer of CodeEvolver® technology to Merck under the Merck CodeEvolver® Agreement. Following the completion of the technology transfer to Merck, we are now eligible to receive payments of up to $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® technology. In addition, depending upon GSK's successful application of the licensed technology, we have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project. In May 2019, we entered into a Platform Technology Transfer and License Agreement with Novartis Pharma AG. The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4.0 million subject to satisfactory completion of the second technology transfer milestone and an additional $5.0 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period, Novartis will pay Codexis annual payments which amount to an additional $8.0 million.
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
In December 2016, we filed a registration statement on Form S-3 (the “2016 Registration Statement”) with the SEC, under which we may sell an aggregate of up to $80.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The SEC declared the 2016 Registration Statement effective on January 10, 2017. Subsequently, in April 2017, we completed an underwritten public offering of approximately 6.3 million shares of our common stock at an offering price of $4.00 per share. The net proceeds to us were approximately $23.8 million after deducting offering costs and the underwriting discounts and commissions. In April 2018, we completed an underwritten public offering of 4.3 million shares of our common stock at a public offering price of $9.25 per share resulting in net proceeds of approximately $37.5 million after deducting the underwriting discounts and commissions. The 2016 Registration Statement has now expired.
In December 2018, we filed an automatic shelf registration statement on Form S-3 (the “2018 Registration Statement”) with the SEC, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The 2016 Registration Statement became automatically effective upon filing.
In June 2019, we entered into a Securities Purchase Agreement with an affiliate of Casdin Capital ("Casdin") pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock at a purchase price of $16.40 per share resulting in net proceeds of approximately $49.9 million after deducting related issuance costs.
In June 2017, we entered into the Credit Facility, which consists of term debt for loans that allow us to borrow up to $10.0 million and a revolving credit facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. In September 2018, we entered into a Fourth Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2019. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. In July 2019, we entered into a Sixth Amendment to the Credit Facility to increase permitted indebtedness to $0.7 million for financing insurance premiums in the ordinary course of business. In September 2019, we entered into a Seventh Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2020. We may draw on the term debt at any time prior to September 30, 2020, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. We may draw on the revolving line of credit at any time prior to the maturity date. On October 1, 2023, any loans for Term Debt mature and the Revolving Line of Credit terminates. No amounts were drawn down under the credit facility as of December 31, 2019. At December 31, 2019, we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 13 "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
In October 2017, we entered into the Nestlé Agreement with Nestlé Health Science. Pursuant to the Nestlé Agreement, Nestlé Health Science paid us an upfront cash payment of $14.0 million. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of PKU. The initiation of the trial triggered a $4.0 million milestone payment from Nestlé Health Science which was paid in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized in the first quarter of 2019 as research and development revenue. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
As of December 31, 2019, we had cash and cash equivalents of $90.5 million and $15.0 million available to borrow under our Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our Credit Facility. We may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
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

Cash Flows
The following is a summary of cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(12,560)	$(14,094)	$(8,755)
Net cash used in investing activities	(3,665)	(2,766)	(983)
Net cash provided by financing activities	53,961	38,569	21,650
Net increase in cash, cash equivalents and restricted cash	$37,736	$21,709	$11,912

Cash Flows from Operating Activities
Cash used in operating activities was $12.6 million in 2019, which resulted from a net loss of $11.9 million adjusted for non-cash depreciation of $1.6 million, ROU lease asset amortization expense of $3.0 million and stock-based compensation of $6.9 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included decreases in deferred revenue of $6.2 million and in accounts receivable of $2.5 million, and combined increases in unbilled receivables of $7.4 million, contract assets of $1.0 million, prepaid expenses and other current assets of $1.4 million, as well as accrued liabilities of $2.5 million.
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
Cash used in operating activities was $8.8 million in 2017, which resulted from a net loss of $23.0 million adjusted for non-cash depreciation of $1.0 million and stock-based compensation of $7.1 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included increases in deferred revenue of $11.0 million primarily related to the Nestlé Agreement, and an increase in accounts receivable and unbilled receivables of $5.7 million, and an increase in other accrued liabilities of $1.4 million, offset by lower accounts payable of $0.8 million due to the timing of payment of invoices.

Cash Flows from Investing Activities
Cash used in investing activities was $3.7 million in 2019 primarily due to the purchase of property and equipment of $3.7 million and partially offset by proceeds from sale of CO2 investment securities of $62 thousand. We expect our capital spending including replacement and upgrades of lab equipment and information technology equipment will be higher in 2020 as compared to 2019.
Cash used in investing activities was $2.8 million in 2018, primarily due to the purchase of property and equipment.
Cash used investing activities was $1.0 million in 2017, primarily due to the purchase of property and equipment.

Cash Flows from Financing Activities
Cash provided by financing activities was $54.0 million in 2019, primarily due to net proceeds from our private offering of common stock after deducting underwriting discounts and commission and related costs and proceeds from the exercises of employee stock options which were partially offset by the payment of taxes related to the net share settlement of equity awards.
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

Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Finance lease obligations	$60	$60	$—	$—	$—
Operating leases obligations (1)	34,106	2,816	8,482	9,315	13,493
Total	$34,166	$2,876	$8,482	$9,315	$13,493
(1)Represents future minimum lease payments under non-cancellable operating leases in effect as of December 31, 2019 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. Minimum payments have not been reduced by future minimum sublease rentals of $0.1 million to be received under non-cancellable subleases. In February 2019, we have entered into an Eighth Amendment to the Lease ( the “Eighth Amendment”) with MetLife for our facilities, extending the lease terms from May 2027 to May 2029. For additional information see Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
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

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$990
Development and manufacturing services agreements	September 2019	2,264
Total other commitments		$3,254
Credit Facility
In June 2017, we entered into a credit facility (“Credit Facility”) consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At December 31, 2019, we have not drawn from the Credit Facility. We may draw on the Revolving Line of Credit at any time prior to the September 30, 2020 maturity date. On October 1, 2023, loans drawn under the Term Debt mature and the Revolving Line of Credit terminates. Loans made under the Term Debt bear interest through maturity at a variable rate based upon the LIBOR rate plus 3.6%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenues levels and maintaining certain minimum cash levels with the lender. The Credit Facility’s financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At December 31, 2019, we were in compliance with the covenants for the Credit Facility.
For additional information about our credit facility, see Note 13 "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

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
The majority of our collaborative contracts contain multiple revenue streams such as up-front and/or annual license fees, research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage, among others. We determine the stand-alone selling price ("SSP") and allocate consideration to distinct performance obligations. Typically, we base our SSPs on our historical sales. If an SSP is not directly observable, then we estimate the SSP taking into consideration market conditions, forecasted sales, entity-specific factors and available information about the customer. We estimate the SSP for license rights by using a discounted cash flow method which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
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
The majority of our research and development agreements are based on a contractual rate per dedicated project team working on the project. The underlying product that we develop for customers does not create an asset with an alternative use to us and the customer receives benefits as we perform the work towards completion. Thus, our performance obligations are generally satisfied over time as the service is performed. We utilize an appropriate method of measuring progress towards the completion of our performance obligations to determine the timing of revenue recognition. For each performance obligation that is satisfied over time, we recognize revenue using a single measure of progress, typically based on hours incurred.
Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. Under ASC 606, we must first determine whether the license is distinct from other promises, such as our promise to perform research and development services. If we determine that the customer cannot benefit from the license without our services, the license will be accounted for as combined with the other performance obligations. If we determine that a license is distinct, we would recognize an allocable portion of the transaction price when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using historical information if licenses have been previously sold to customers and for new licenses, we consider multiple methods, a discounted cash flow method which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
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
For license agreements that include sales or usage-based royalty payments to us for which the license is the predominant item to which the royalty relates, we do not recognize revenue until the underlying sales of the product or usage has occurred. At the end of each reporting period, we estimate the royalty amount. We recognize revenue at the later of (i) when the related sale of the product occurs, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied.
We recognized revenues from a revenue sharing arrangement based upon sales of licensed products by our revenue sharing partner Exela PharmSci, Inc. (“Exela”). We recognized revenues net of product and selling costs upon notification from our revenue sharing partner of our portion of net profit based on the contractual percentage from the sale of licensed product. The revenue sharing arrangement was terminated in December 2017.

Revenue Recognition Policy before January 1, 2018
The following is a description of our revenue recognition policy for periods prior to our adoption of ASC 606 on January 1, 2018.
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
No impairment charges for long-lived assets were recorded during the year ended December 31, 2019, 2018 and 2017.
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment considering amongst other things, whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We have two reporting units that reflect our operating segments and we test goodwill for impairment at the reporting unit level. Historically, assets are jointly used by the segments, are not separable, and are not identified by reporting unit. In order to assign the amount of goodwill to the two reporting units, we used a relative fair value allocation methodology that primarily relied on our estimates of revenue and future earnings for each reporting units. Using the relative fair value allocation methodology, we have determined that approximately 76% of goodwill is allocated to the Performance Enzymes segment and 24% is allocated to the Novel Biotherapeutics segment. As a result of the calculation, $2.4 million of the goodwill was assigned to the Performance Enzymes segment and $0.8 million was assigned to the Novel Biotherapeutics segment. During 2019, 2018 and 2017, we did not record impairment charges related to goodwill.
Lease Accounting
Policy from January 1, 2019
Effective January 1, 2019, we adopted ASC 842, which established a right-of-use ("ROU") model requiring lessees to record a right-of-use ("ROU") asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. We determine if an arrangement is a lease at inception. Where an arrangement is a lease we determine if it is an operating lease or a finance lease. At lease commencement, we record a lease liability and corresponding ROU asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight-line expense recognition.
We elected to apply the practical expedient for short-term leases and accordingly do not apply lease recognition requirements for short-term leases. Instead, we recognize payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

Policy before January 1, 2019
For periods prior to our adoption of ASC 842 on January 1, 2019, we recognize leases as either an operating lease or a capital lease (finance lease). An operating lease records no asset or liability on the financial statements, the amount paid is expensed as incurred. A capital lease is recorded as both an asset and a liability on our Consolidated Balance Sheets, generally at the present value of the rental payments. We use the guidance provided by the FASB to determine if a lease should be capitalized, and if any one of the criteria for capitalization is met, the lease is treated as a capital lease.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31, 2019, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss (“NOL”) carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we should experience such a change of ownership, utilization of our federal and state NOL carryforwards could be limited. We performed an analysis in 2019 and determined that there was not a limitation that would result in the expiration of carryforwards before they are utilized.
We maintain a full valuation allowance against net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.

Changes to Tax Law
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code.
Beginning in 2018, the global intangible low-taxed income (“GILTI”) provisions in the Tax Act required us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Per guidance issued by the FASB, companies could either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both were acceptable methods subject to an accounting policy election. At December 31, 2018, we finalized our policy and elected to use the period cost method for GILTI. In 2019, we did not incur any GILTI inclusion as our foreign subsidiaries generated losses. Due to losses incurred in the U.S., we will not be eligible for an Internal Revenue Code Section 250 deduction for foreign derived intangible income.
The BEAT provisions in the Tax Act eliminated the deduction of certain base-erosion payments made to related foreign corporations and imposed a minimum base erosion anti-abuse tax if greater than regular tax. In 2019, our company was not subject to BEAT as it did not meet the requirements to be subject to BEAT.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents totaling $90.5 million at December 31, 2019. These amounts were invested primarily in money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2019, the effect of a hypothetical 10% decrease in market interest rates would result in a potential loss in future interest income and cash flows of approximately $0.1 million on an annualized basis.
In June 2017, we entered into a credit facility consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Draws on the term debt bear interest through maturity at a variable rate based upon the LIBOR rate plus 3.6%. Advances made under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. No amounts were drawn down under the credit facility as of December 31, 2019. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of December 31, 2019, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the United States dollar may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheet. As of December 31, 2019, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $0.1 million. We did not engage in hedging transactions in 2019, 2018 and 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Codexis, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Codexis, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in fiscal year 2019 due to the adoption of Topic 842: Leases using a modified retrospective approach and changed its method for recognizing revenue in fiscal year 2018 due to the adoption of Topic 606: Revenue from Contracts with Customers.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue in a manner that best depicts the transfer of promised goods or services to the customer, when control of the product or service is transferred to a customer. The Company's contracts with customers include enzyme supply, licensing, and collaborative research and development agreements. The majority of collaborative revenue contracts may contain multiple performance obligations and may contain up-front or annual license fees, fees for full time employee research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage. The Company makes significant judgments in determining revenue recognition for customer contracts.
We identified management’s significant judgments and estimates related to revenue recognition for contracts with customers as a critical audit matter. Auditing the evaluation of distinct performance obligations, determination and estimation of material rights, determination of standalone selling price, determination of the pattern of transfer of control for each distinct performance obligation and estimation of variable consideration required significant audit effort and auditor subjectivity in evaluating management's judgments and estimates.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls related to the identification of distinct performance obligations and material rights, the determination of the timing of revenue recognition, estimation of standalone selling price, and the estimation of variable consideration.
•Examining a sample of revenue contracts and other source documents to test management's identification of significant terms for completeness, including the identification of distinct performance obligations, material rights and variable consideration, and sending confirmations to a sample of customers to confirm our understanding of the parties’ rights and obligations.
•Evaluating the reasonableness of management's estimates and assumptions used to assess stand-alone selling prices for new products and services and those products and services that are not sold separately.
•Evaluating the reasonableness and accuracy of management’s judgments and estimates used in accounting for identified material rights, including transactions accounted for under the alternative approach to estimating the standalone selling price of a material right. This included testing management’s estimate of the expected consideration from the customer’s exercise of options.
•Evaluating the reasonableness of management’s judgments and estimates to calculate variable consideration, and the timing of recognizing the related revenue subject to any constraints.
•Evaluating the appropriateness of management’s determination of whether identified performance obligations meet the criteria for over-time revenue recognition, including whether certain products and services have alternative use.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2013.
San Jose, California
February 28, 2020

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on Internal Control over Financial Reporting
We have audited Codexis, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes, and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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

/s/ BDO USA, LLP
San Jose, California
February 28, 2020

Codexis, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$90,498	$53,039
Restricted cash, current	661	—
Accounts receivable, net of allowances of $34 at December 31, 2019 and 2018	9,029	11,551
Unbilled receivables, current	10,099	1,916
Inventories	371	589
Prepaid expenses and other current assets	2,520	1,068
Contract assets	1,027	35
Total current assets	114,205	68,198
Restricted cash	1,062	1,446
Equity securities	—	588
Right-of-use assets - Operating leases, net	23,837	—
Right-of-use assets - Finance leases, net	268	—
Property and equipment, net	6,282	4,759
Goodwill	3,241	3,241
Other non-current assets	178	1,051
Total assets	$149,073	$79,283
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,621	$3,050
Accrued compensation	5,003	5,272
Other accrued liabilities	6,540	4,855
Current portion of lease obligations - Operating leases	1,107	—
Current portion of lease obligations - Finance leases	60	—
Deferred revenue	57	4,936
Total current liabilities	15,388	18,113
Deferred revenue, net of current portion	1,987	3,352
Long-term lease obligations, Operating leases	24,951	—
Long-term lease obligations, Finance leases	—	61
Lease incentive obligation, net of current portion	—	35
Other long-term liabilities	1,230	1,416
Total liabilities	43,556	22,977

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 58,877 and 54,065 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	6	5
Additional paid-in capital	447,920	386,775
Accumulated deficit	(342,409)	(330,474)
Total stockholders’ equity	105,517	56,306
Total liabilities and stockholders’ equity	$149,073	$79,283
See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product revenue	$29,465	$25,590	$26,685
Research and development revenue	38,993	35,004	23,339
Total revenues	68,458	60,594	50,024
Costs and operating expenses:
Cost of product revenue	15,632	12,620	14,327
Research and development	33,873	29,978	29,659
Selling, general and administrative	31,502	29,291	29,008
Total costs and operating expenses	81,007	71,889	72,994
Loss from operations	(12,549)	(11,295)	(22,970)
Interest income	1,287	671	147
Other expenses, net	(656)	(291)	(92)
Loss before income taxes	(11,918)	(10,915)	(22,915)
Provision for (benefit from) income taxes	17	(37)	81
Net loss	$(11,935)	$(10,878)	$(22,996)

Net loss per share, basic and diluted	$(0.21)	$(0.21)	$(0.50)
Weighted average common stock shares used in computing net loss per share, basic and diluted	56,525	52,205	46,228

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(11,935)	$(10,878)	$(22,996)
Other comprehensive loss:
Unrealized loss on equity securities, net of tax	—	—	(472)
Other comprehensive loss	—	—	(472)
Total comprehensive loss	$(11,935)	$(10,878)	$(23,468)

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2016	41,255	4	311,164	—	(292,069)	$19,099
Exercise of stock options	86	—	266	—	—	266
Release of stock awards	1,096	—	—	—	—	—
Employee stock-based compensation	—	—	7,048	—	—	7,048
Non-employee stock-based compensation	—	—	43	—	—	43
Taxes paid related to net share settlement of equity awards	(397)	—	(1,670)	—	—	(1,670)
Issuance of common stock, net of issuance costs	6,325	1	23,228	—	—	23,229
Total comprehensive loss	—	—	—	(472)	(22,996)	(23,468)
December 31, 2017	48,365	5	340,079	(472)	(315,065)	24,547
Exercise of stock options	856	—	4,680	—	—	4,680
Release of stock awards	832	—	—	—	—	—
Employee stock-based compensation	—	—	7,865	—	—	7,865
Non-employee stock-based compensation	—	—	24	—	—	24
Taxes paid related to net share settlement of equity awards	(301)	—	(3,190)	—	—	(3,190)
Issuance of common stock, net of issuance costs	4,313	—	37,317	—	—	37,317
Cumulative effect of change in accounting principles (1)	—	—	—	472	(4,531)	(4,059)
Net Loss	—	—	—	—	(10,878)	(10,878)
December 31, 2018	54,065	5	386,775	—	(330,474)	56,306
Exercise of stock options	1,466	—	7,099	—	—	7,099
Release of stock awards	449	—	—	—	—	—
Employee stock-based compensation	—	—	6,943	—	—	6,943
Taxes paid related to net share settlement of equity awards	(152)	—	(2,850)	—	—	(2,850)
Issuance of common stock, net of issuance costs of $123	3,049	1	49,876	—	—	49,877
Short swing profit settlement	—	—	77	—	—	77
Net Loss	—	—	—	—	(11,935)	(11,935)
December 31, 2019	58,877	$6	$447,920	$—	$(342,409)	$105,517

(1) Cumulative effect of change in accounting principles included: Accounting Standards Update 2014-9 (Topic 606), of $4.1 million and Accounting Standards Update 2016-01 (Subtopic 825-10), of $0.5 million.

See Accompanying Notes to Consolidated Financial Statements

Codexis, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(11,935)	$(10,878)	$(22,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,570	1,147	1,042
Amortization expense - right-of-use assets - operating and finance leases	2,987	—	—
Loss on disposal of property and equipment	—	8	9
Stock-based compensation	6,943	7,889	7,091
Loss on investment in equity securities	525	83	—
Gain from extinguishment of asset retirement obligation	—	—	(207)
Changes in operating assets and liabilities:
Accounts receivable, net	2,522	960	(5,298)
Unbilled receivables	(7,397)	(2,349)	(353)
Inventories	217	447	(210)
Prepaid expenses and other current assets	(1,412)	(37)	157
Contract assets	(992)	(35)	—
Other non-current assets	88	228	(44)
Accounts payable	(428)	(524)	(801)
Accrued compensation	(269)	519	439
Other accrued liabilities	2,474	(17)	1,399
Other long-term liabilities	(1,210)	(904)	—
Deferred revenue	(6,243)	(10,631)	11,017
Net cash used in operating activities	(12,560)	(14,094)	(8,755)
Investing activities:
Purchase of property and equipment	(3,730)	(2,768)	(985)
Proceeds from disposal of property and equipment	3	2	2
Proceeds from sale of investment securities	62	—	—
Net cash used in investing activities	(3,665)	(2,766)	(983)
Financing activities:
Proceeds from exercises of stock options	7,099	4,680	266
Proceeds from issuance of common stock in connection with public offering, net of underwriting discounts and commission	—	37,497	23,782
Costs incurred in connection with public offering	—	(180)	(553)
Proceeds from issuance of common stock in connection with private offering	50,000	—	—
Costs incurred in connection with private placement	(123)	—	—
Payments of lease obligations - Finance leases	(242)	(238)	(175)
Recovery of short swing profit	77	—	—
Taxes paid related to net share settlement of equity awards	(2,850)	(3,190)	(1,670)
Net cash provided by financing activities	53,961	38,569	21,650
Net increase in cash, cash equivalents and restricted cash	37,736	21,709	11,912
Cash, cash equivalents and restricted cash at the beginning of the year	54,485	32,776	20,864
Cash, cash equivalents and restricted cash at the end of the year	$92,221	$54,485	$32,776

Supplemental disclosure of cash flow information:
Interest paid	$49	$84	$141
Income taxes	$5	$5	$32
Supplemental non-cash investing and financing activities:
Equipment acquired under finance leases	$—	$—	$862
Capital expenditures incurred but not yet paid	$140	$300	$42
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$90,498	$53,039	$31,219
Restricted cash, current and non-current	1,723	1,446	1,557
Total cash, cash equivalents and restricted cash at the end of the period	$92,221	$54,485	$32,776

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
Our approach to developing commercially viable biocatalytic manufacturing processes begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized protein catalysts to enable that process design, using our CodeEvolver® protein engineering platform technology. Engineered protein catalyst candidates many thousands for each protein engineering project are then rapidly screened and validated in high throughput screening under relevant manufacturing operating conditions. This approach results in an optimized protein catalyst enabling cost-efficient processes that typically are relatively simple to run in conventional manufacturing equipment. This also allows for the efficient technical transfer of our process to our manufacturing partners.
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
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, which remains a primary business focus. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also licensed our proprietary CodeEvolver® protein engineering technology platform to global pharmaceutical companies so that they may in turn use this technology to engineer enzymes for their own businesses. Most recently, in May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare.
As evidence of our strategy to extend our technology beyond pharmaceutical manufacturing, we have also used the technology to develop protein catalysts and industrial enzymes for use in a wider set of industrial markets. These target industries consist of several large market verticals, including food and food ingredients, animal feed, consumer care, flavors, fragrances and agricultural chemicals. In addition, we are using our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. In December 2019, we entered into a license agreement to provide Roche with our first enzyme for this target market, Codexis’ EvoT4™ DNA ligase.
We have also begun using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business, most notably our lead program for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into the Nestlé Agreement with Nestlé Health

Science to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114.
Below are brief descriptions of our business segments:
Performance Enzymes
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the pharmaceuticals market, and to date this continues to be our largest market served. Our customers, which include many large global pharmaceutical companies, use our technology, products and services in their manufacturing processes and process development. We have also used the technology to develop customized enzymes for use in other industrial markets. These markets consist of several large industrial verticals, including food and food ingredients, animal feed, consumer care, flavors, fragrances, and agricultural chemicals. We also use our technology to develop enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications.
Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Most notable is our lead program for the potential treatment of hyperphenylalaninemia (“HPA”) (also referred to as PKU) in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a global development, option and license agreement with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. Concurrently, the Strategic Collaboration Agreement was extended through December 2021. See Note 16, "Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Using our CodeEvolver® protein engineering platform technology, we have also developed a pipeline of other biotherapeutic drug candidates, all of which are in preclinical development. We expect to continue to make additional investments in our pipeline with the aim of advancing additional product candidates targeting other therapeutic areas.
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
The majority of our collaborative contracts contain multiple revenue streams such as up-front and/or annual license fees, fees for research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage, among others. We determine the stand-alone selling price ("SSP") and allocate consideration to distinct performance obligations. Typically, we base our SSPs on our historical sales. If an SSP is not directly observable, then we estimate the SSP taking into consideration market conditions, forecasted sales, entity-specific factors and available information about the customer. We estimate the SSP for license rights by using historical information if licenses have been previously sold to customers and for new licenses, we consider multiple methods, including a discounted cash flow method which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
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
Certain of our agreements provide options to customers which they can exercise at a future date, such as the option to purchase our product during the contract duration at discounted prices and an option to extend their contract, among others. In accounting for customer options, we determine whether an option is a material right and this requires us to exercise significant judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service for the same class of customer, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right. If the contract gives the customer the option to acquire additional goods or services at their normal SSPs, we would likely determine that the option is not a material right and, therefore, account for it as a separate performance obligation when the customer exercises the option. We primarily account for options which provide material rights using the alternative approach available pursuant to the applicable accounting guidance, as we concluded we meet the criteria for using the alternative approach. Therefore, the transaction price is calculated as the expected consideration to be received for all the goods and services we expect to provide under the contract. We update the transaction price for expected consideration, subject to constraint, each reporting period if our estimate of future goods to be ordered by customers change.
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
The majority of our research and development agreements are based on a contractual rate per dedicated project team working on the project. The underlying product that we develop for customers does not create an asset with an alternative use to us and the customer receives benefits as we perform the work towards completion. Thus, our performance obligations are generally satisfied over time as the service is performed. We utilize an appropriate method of measuring progress towards the completion of our performance obligations to determine the timing of revenue recognition. For each performance obligation that is satisfied over time, we recognize revenue using a single measure of progress, typically based on hours incurred.
Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. We must first determine whether the license is distinct from other promises, such as our promise to manufacture a product. If we determine that the customer cannot benefit from the license without our manufacturing capability, the license will be accounted for as combined with the other performance obligations. If we determine that a license is distinct and has significant standalone functionality, we would recognize revenues from a functional license at a point in time when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using historical information if licenses have been previously sold to customers and for new licenses, we consider multiple methods, including a discounted cash flow method which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.
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
For license agreements that include sales or usage-based royalty payments to us, we do not recognize revenue until the underlying sales of the product or usage has occurred. At the end of each reporting period, we estimate the royalty amount. We recognize revenue at the later of (i) when the related sale of the product occurs, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied.
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
Revenue Recognition Policy before January 1, 2018
The following is a description of our revenue recognition policy for periods prior to our adoption of ASC 606 on January 1, 2018.
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
Contract Liabilities
Contract liabilities are recorded as deferred revenues and include payments received in advance of performance under the contract. Contract liabilities are realized when the development services are provided to the customer or control of the products has been transferred to the customer. A portion of our contract liabilities relate to supply arrangements that contain material rights that are recognized using the alternative method, under which the aggregate amount invoiced to the customer for shipped products, including contractual fees, is higher than the amount of revenue recognized based on the transaction price allocated to the shipped products.
Contract Costs
We recognize a non-current asset for the incremental costs of obtaining a contract with a customer if the entity expects to recover such costs. Incremental costs are costs that would not have been incurred if the contract had not been obtained. Examples of contract costs are commissions paid to sales personnel. We do not typically incur significant incremental costs because the compensation of our salespeople are not based on contracts closed but on a mixture of company goals, individual goals, and sales goals. If a commission paid is directly related to obtaining a specific contract, our policy is to capitalize and amortize such costs on a systematic basis, consistent with the pattern of transfer of the good or service to which the asset relates. Contract costs are reported in other non-current assets.
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

Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were $0.5 million, $0.5 million and $0.7 million in the years ended December 31, 2019, 2018 and 2017, respectively.
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
Restricted Stock Units ("RSUs"), Restricted Stock Awards ("RSAs"), and performance-contingent restricted stock units ("PSUs") are measured based on the fair market values of the underlying stock on the dates of grant. Performance based options ("PBOs") are measured using Black-Scholes-Merton option pricing model. The vesting of PBOs and PSUs awarded is conditioned upon the attainment of one or more performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to the PBOs and PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
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
Cash and Cash Equivalents
We consider all highly liquid investments with maturity dates of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The majority of cash and cash equivalents is maintained with major financial institutions in the United States. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. Cash and cash equivalents totaled $90.5 million and were comprised of cash of $19.3 million and money market funds of $71.2 million at December 31, 2019. Cash and cash equivalents totaled $53.0 million, comprised of cash of $21.8 million and money market funds of $31.2 million at December 31, 2018.
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as current restricted cash on the consolidated balance sheets of $0.7 million at December 31, 2019 and as non-current restricted cash of $0.7 million at December 31, 2018.
Pursuant to the terms of a lease agreement for our Redwood City, CA facilities, we obtained a letter of credit collateralized by cash deposit balances of $1.1 million as of December 31, 2019 and $0.7 million at December 31, 2018. These cash deposit balances are recorded as non-current restricted cash on the consolidated balance sheets. See Note 13, “Commitments and Contingencies”.

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
The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
•Level 1: Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2: Inputs that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
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

The allowances for doubtful accounts reflect our best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. We determine the allowances based on known troubled accounts, historical experience, and other currently available evidence. Uncollectible accounts receivables are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries are recognized when they are received. Actual collection losses may differ from our estimates and could be material to our consolidated financial position, results of operations, and cash flows.
Unbilled receivable
The timing of revenue recognition may differ from the timing of invoicing to our customers. When we satisfy (or partially satisfy) a performance obligation, prior to being able to invoice the customer, we recognize an unbilled receivable when the right to consideration is unconditional. As of December 31, 2019 and 2018, unbilled receivables of $10.1 million and $2.7 million, respectively, were included in our consolidated balance sheets.

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
As of December 31, 2019 and 2018, there were no events or changes in circumstances which indicated that the carrying amount of our Asset Group might not be recoverable. No impairment charges for long-lived assets were recorded during the years ended December 31, 2019, 2018 and 2017.
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment considering amongst other things, whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. In 2018, we reorganized our company into two business units that we determined to be operating segments. As a result, for periods after January 1, 2018, we have two reporting units that reflect our operating segments and we test goodwill for impairment at the reporting unit level. Prior to 2018, we had one operating segment and a single reporting unit. In 2018, in order to assign the amount of goodwill to the two reporting units, we used a relative fair value allocation methodology that primarily relied on our estimates of revenue and future earnings for each reporting units. Using the relative fair value allocation methodology, we have determined that approximately 76% of goodwill is allocated to the Performance Enzymes segment and 24% is allocated to the Novel Biotherapeutics segment. As a result of the calculation, $2.4 million of the goodwill was assigned to the Performance Enzymes segment and $0.8 million was assigned to the Novel Biotherapeutics segment.
The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit to its carrying value. Using the relative fair value allocation methodology for assets and liabilities used in both of our reporting units, we compared the allocated carrying amount of each reporting unit’s net assets and the assigned goodwill to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified or allocated assets and liabilities. Any excess of the reporting unit’s carrying amount goodwill over the respective implied fair value is recognized as an impairment.
We test goodwill for impairment on an annual basis on the last day of the fourth fiscal quarter and, when specific circumstances dictate, between annual tests by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During 2019, 2018 and 2017, we did not record impairment charges related to goodwill.
Lease Accounting
Policy from January 1, 2019
Effective January 1, 2019, we adopted ASC 842, which established a right-of-use ("ROU") model requiring lessees to record a right-of-use ("ROU") asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. We determine if an arrangement is a lease at inception. Where an arrangement is a lease we determine if it is an operating lease or a finance lease. At lease commencement, we record a lease liability and corresponding right-of-use ("ROU") asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term, we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight-line expense recognition. We do not apply lease recognition requirements for short-term leases. Instead, we recognize payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

Policy before January 1, 2019
For periods prior to our adoption of ASC 842 on January 1, 2019, we recognize leases as either an operating lease or a capital lease (finance lease). An operating lease records no asset or liability on the financial statements, the amount paid is expensed as incurred. A capital lease is recorded as both an asset and a liability on our Consolidated Balance Sheets, generally at the present value of the rental payments. We use the guidance provided by FASB to determine if a lease should be capitalized, and if any one of the criteria for capitalization is met, the lease is treated as a capital lease.

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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31,

2019, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
We recognized income tax provision of $17 thousand, income tax benefit of $37 thousand and income tax provision of $81 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. The provision for income taxes for 2019 was primarily due to the accrual of interest and penalties on historic uncertain tax positions. The benefit from income taxes in 2018 was primarily related to a net loss from our foreign operations and a reduction in the deferred tax liability for accrued future withholding taxes on dividends. The provision for income taxes for 2017 was primarily related to taxes on foreign earnings and an increase in the deferred tax liability for accrued future withholding taxes on dividends. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Changes to Tax Law
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code.
Beginning in 2018, the global intangible low-taxed income (“GILTI”) provisions in the Tax Act required us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Per guidance issued by the FASB, companies could either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both were acceptable methods subject to an accounting policy election. At December 31, 2018, we finalized our policy and elected to use the period cost method for GILTI. In 2019, we did not incur any GILTI inclusion as our foreign subsidiaries generated losses. Due to losses incurred in the U.S. we will not be eligible for an Internal Revenue Code Section 250 deduction for foreign derived intangible income.
The BEAT provisions in the Tax Act eliminated the deduction of certain base-erosion payments made to related foreign corporations and imposed a minimum base erosion anti-abuse tax if greater than regular tax. In 2019, our company was not subject to BEAT as it did not meet the requirements to be subject to BEAT.
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

Impact on Financial Statements
In accordance with ASC 606, the disclosure of the impact of adoption to our consolidated statements of operations and balance sheets was as follows (in thousands, except per share amounts):

	Year Ended December 31, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
Revenues:
Product Revenue	$25,590	$(3,422)	$22,168
Research and development revenue	35,004	(1,609)	33,395
Total revenues	60,594	(5,031)	55,563
Costs and operating expenses:
Cost of product revenue	12,620	(285)	12,335
Research and development	29,978	(196)	29,782
Selling, general and administrative	29,291	—	29,291
Total costs and operating expenses	71,889	(481)	71,408
Loss from operations	(11,295)	(4,550)	(15,845)
Interest income	671	—	671
Other expenses	(291)	—	(291)
Loss before income taxes	(10,915)	(4,550)	(15,465)
Provision for (benefit from) income taxes	(37)	—	(37)
Net loss	$(10,878)	$(4,550)	$(15,428)

Net loss per share, basic and diluted	$(0.21)	$(0.09)	$0.30

Weighted average common shares used in computing net loss per share, basic and diluted	52,205		52,205

	December 31, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Accounts receivable	$11,551	$(1,253)	$10,298
Unbilled receivables, current	1,916	(1,916)	—
Contract assets	35	(35)	—
Inventories	589	1	590
Unbilled receivables, non-current	786	(786)	—
Other non-current assets	265	(42)	223
Liabilities
Other accrued liabilities	4,855	(520)	4,335
Deferred revenue - current	4,936	(1,574)	3,362
Deferred revenue - non-current	3,352	(1,445)	1,907
Stockholders' equity
Accumulated deficit	(330,474)	(492)	(330,966)

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, "Leases (Topic 842)" (“ASC 842”), which is intended to improve financial reporting of leasing transactions by requiring lessees to recognize leases on balance sheets and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, "Land Easement Practical Expedient for Transition to Topic 842"; ASU 2018-10, "Codification Improvements to ASC 842, Leases"; and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." The standard establishes a right-of-use ("ROU") model that requires lessees to record a ROU asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statement of operations. We adopted the standard on January 1, 2019 using a modified retrospective approach and effective date method. Upon adoption, for operating leases, we recognized $26.6 million of ROU assets and $27.6 million of lease obligations, which represents the present value of the lease payments discounted using our incremental borrowing rate ("IBR") of 6.6%. For finance leases, we recognized $0.5 million of ROU assets and $0.3 million of lease obligations which represents the present value of the lease payments discounted using weighted-average implicit rate of 5.0%. Right-of-use assets and lease obligations amounts recorded in our consolidated balance sheet on adoption of the standard on January 1, 2019 are more fully disclosed in Note 13, "Commitments and Contingencies".
Practical Expedients, Elections, and Exemptions
On adoption of the standard, we elected the practical expedients permitted under the transition guidance of the new standard that retained the lease identification, lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts entered into prior to adoption were leases or contain leases, or the lease classifications for any expired or existing leases.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects and will be effective for us beginning January 1, 2019 and should be applied either in the period of adoption or retrospectively. We adopted the standard in the first quarter of 2019, and the adoption had no impact on our consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting," which expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. The standard supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the standard in the first quarter of 2019, and the adoption had no impact on our consolidated financial statements and related disclosures.
In July 2018, the FASB issued ASU 2018-09, "Codification Improvements”, which represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this standard include those made to: Subtopic 220-10, Income Statement-Reporting Comprehensive Income-Overall; Subtopic 470-50, Debt-Modifications and Extinguishments; Subtopic 480-10, Distinguishing Liabilities from Equity-Overall; Subtopic 718-740, Compensation-Stock Compensation-Income Taxes; Subtopic 805-740, Business Combinations-Income Taxes; Subtopic 815-10, Derivatives and Hedging-Overall; Subtopic 820-10, Fair Value Measurement-Overall; Subtopic 940-405, Financial Services-Brokers and Dealers-Liabilities; and Subtopic 962-325, Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. We adopted subtopics under the standard that are applicable to us, including Subtopics 718-740 and 820-10 in the first quarter of 2019. The adoption of this standard had no impact on our consolidated financial statements and related disclosures.
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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The standard adds a new impairment model (known as the "current expected credit loss model") that is based on expected losses rather than incurred losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for our accounts receivables and contract assets. The standard is effective for annual reporting periods beginning after December 15, 2019 (January 1, 2020 for calendar year entities). The standard will be adopted upon the effective date for us beginning January 1, 2020. Adoption of the standard will be applied using a prospective transition approach as of the effective date to align our credit loss methodology with the standard. We have evaluated the impact of this standard in our consolidated financial statements, accounting policies and processes based on the current composition of our accounts receivable and contract assets, current economic conditions, forecasted macroeconomic conditions, and historical credit loss activity. Based on our preliminary analysis and estimates, we do not expect the adoption will have a material impact on our consolidated financial statements; however we expect to expand certain disclosures. The ultimate impact on our consolidated financial statements will depend upon a number of factors, including current economic conditions, forecasted macroeconomic conditions, forecasts, and our accounts receivables and contract assets at the adoption date.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We will adopt the standard effective January 1, 2020. We expect that the adoption of this standard will not have any impact our consolidated financial statements; however we expect modification of certain disclosures.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". The primary focus of the standard is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the standard is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of adoption of the standard on our financial statements and related disclosures. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements and related disclosures.
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606." ASU 2018-18 provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The standard also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We will adopt the standard in the first quarter of 2020 on a prospective basis. The impact of this standard will be fact dependent, but we do not expect the adoption of this standard will have a material impact on our consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for us beginning January 1, 2021. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

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
Segment information for fiscal year 2019 is as follows (in thousands):

	Year Ended December 31, 2019
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$29,465	$—	$29,465
Research and development revenue	28,691	10,302	38,993
Total revenues	$58,156	$10,302	$68,458

Primary geographical markets:
Americas	$13,039	$—	$13,039
EMEA	26,831	10,302	37,133
APAC	18,286	—	18,286
Total revenues	$58,156	$10,302	$68,458

Segment information for fiscal year 2018 is as follows (in thousands):

	Year Ended December 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$25,590	$—	$25,590
Research and development revenue	21,483	13,521	35,004
Total revenues	$47,073	$13,521	$60,594

Primary geographical markets:
Americas	$15,332	$38	$15,370
EMEA	8,878	13,483	22,361
APAC	22,863	—	22,863
Total revenues	$47,073	$13,521	$60,594

Segment information for fiscal year 2017 is as follows (in thousands):

	Year Ended December 31, 2017
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:	$26,685	$—	$26,685
Product Revenue	15,648	7,691	23,339
Research and development revenue	$42,333	$7,691	$50,024
Total revenues

Primary geographical markets:
Americas	$15,575	$—	$15,575
EMEA	11,919	7,691	19,610
APAC	14,839	—	14,839
Total revenues	$42,333	$7,691	$50,024

Contract Balances
The following table presents changes in the contract assets, unbilled receivables, contract costs, and contract liabilities for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31, 2019
	Beginning Balance	Additions	Deductions (1)	Ending Balance
Contract Assets	$35	12,073	(11,081)	$1,027
Unbilled receivables, current	$1,916	13,014	(4,831)	$10,099
Unbilled receivables, non-current (2)	$786	—	(786)	$—
Contract Costs (2)	$42	—	(42)	$—
Contract Liabilities: Deferred Revenue	$8,288	7,552	(13,796)	$2,044

	Year Ended December 31, 2018
	Beginning Balance	Additions	Deductions (1)	Ending Balance
Contract Assets	$—	8,934	(8,899)	$35
Unbilled receivables, current	$—	2,908	(992)	$1,916
Unbilled receivables, non-current (2)	$—	786	—	$786
Contract Costs (2)	$239	—	(197)	$42
Contract Liabilities: Deferred Revenue	$18,966	6,446	(17,124)	$8,288
(1) The asset or liability balances are presented as a net position per contract and accordingly the deductions column includes the netting effect of presenting each contract on a net position basis as either a net liability or asset.
(2) Included in non-current assets in our consolidated balance sheets.
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
During the years ended December 31, 2019 and 2018, we had no asset impairment charges related to contract assets.
We recognized the following revenues (in thousands):

	Year Ended December 31,
Revenue recognized in the period for:	2019	2018
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$4,567	$13,615
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	1,442	374
Performance obligations satisfied from new activities in the period - contract revenue	62,449	46,605
Total revenue	$68,458	$60,594

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2019.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts (in thousands):

	2020	2021	2022	2023 and Thereafter	Total
Product Revenue	$—	$365	$1,622	$—	$1,987
Research and development revenue	57	—	—	—	57
Total revenues	$57	$365	$1,622	$—	$2,044

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
The following shares were not included in the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2019	2018	2017
Shares issuable under Equity Incentive Plan	4,763	6,339	6,882

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
In 2019, we received a $2.0 million milestone payment on the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology, and we recognized research and development revenue of $2.0 million in the year ended December 31, 2019. As of December 31, 2019 and 2018, we had no deferred revenue balances.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the "Merck CodeEvolver® Agreement") with Merck, Sharp & Dohme ("Merck") which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received an up-front license fee upon execution of the Merck CodeEvolver® Agreement and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. We recognized research and development revenues of $4.0 million, $4.1 million, and $4.1 million in the years ended December 31, 2019, 2018 and 2017, respectively, for various research projects under our collaborative arrangement.
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
In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement which amended certain licensing provisions and one exhibit. In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement to install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term. We recognized $0.9 million in research and development revenues under the terms of the amendment in the year ended December 31, 2019. As of December 31, 2019 and 2018 we had no deferred revenue balances.
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
Effective as of January 2016, we and Merck amended the Sitagliptin Catalyst Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin catalyst purchased by Merck and to allow Merck to purchase a percentage of its requirements for sitagliptin catalyst from a specified third-party supplier. Merck received a distinct, functional license to manufacture a portion of its demand beginning January 1, 2018, which we recognized as research and development revenue. We recognized no research and development revenue in the year ended December 31, 2019. We recognized research and development revenues of $1.3 million and $1.3 million of research and development revenues in the years ended December 31, 2018 and 2017, respectively.
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
Pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices. Deferred revenues were offset against contract assets where the right of offset exists within the contract. We recognized $15.1 million, $12.3 million and $9.0 million in the years ended December 31, 2019, 2018 and 2017, respectively, in product revenue under this agreement.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment in December 2016 which was recorded as deferred revenues. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provides the customer material rights and we are recognizing revenues using the alternative method. As of each of December 31, 2019 and 2018, we had deferred revenue from the supply agreement of $2.0 million.
Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with Tate & Lyle Ingredients Americas LLC ("Tate & Lyle") to develop enzymes for use in the manufacture of Tate & Lyle’s zero-calorie TASTEVA® M Stevia sweetener. Under the agreement, we received an upfront payment of $3.0 million, which was recognized ratably over the maximum term of the services period of 21 months . Beginning January 1, 2018, we are recognizing revenue using a single measure of progress that depicts our performance in transferring the services. During the second quarter of 2018, Tate & Lyle opted to obtain additional development services that we completed by June 30, 2018 and we earned milestone payments upon completion of the services. We recognized $0.1 million , $7.1 million and $3.2 million in revenue in the years ended December 31, 2019, 2018, and 2017, respectively, in research and development services under the research and development services agreement. As of December 31, 2019 and 2018, we had no deferred revenue balances.
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
We received an upfront cash payment of $14.0 million in 2017 upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of $1.9 million, $9.9 million and $7.2 million in research and development revenue in 2019, 2018, and 2017, respectively. We had deferred revenue related to the development fees attributed to the milestone payment and up-front fees of $13 thousand at December 31, 2019 and $1.9 million at December 31, 2018.
In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU and paid us $3.0 million which we recognized as research and development revenue in 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science concurrently entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental payment of $0.6 million in September 2018 for additional services. We recognized research and development fees of $5.4 million, $3.6 million and $0.5 million in years ended December 31, 2019, 2018, and 2017, respectively. We had deferred revenue balances of zero and $0.8 million at December 31, 2019 and December 31, 2018, respectively.
In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. Concurrently, the Strategic Collaboration Agreement was extended through December 2021. See Note 16, "Subsequent Events” in the notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement and $1.5 million upon the first anniversary of the effective date of the agreement. We completed the technical transfer in the fourth quarter of 2018 and recognized $2.8 million in research and development revenue. We recognized revenue related to the functional license provided to Porton at a point in time when control of the license was transferred to the customer. As of December 31, 2019 and 2018, we had no deferred revenue balances.
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
Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Under the Novartis CodeEvolver® Agreement, we will transfer Codexis' proprietary CodeEvolver® protein engineering platform technology to Novartis over approximately twenty months starting with the date on which we commence the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, our company will provide to Novartis Codexis’ proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of Codexis and Novartis scientists will participate in technology training sessions and collaborative research projects at Codexis’ laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver® protein engineering platform technology installed at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4.0 million subject to satisfactory completion of the second technology transfer milestone and an additional $5.0 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period, Novartis will pay Codexis annual payments which amount to an additional $8.0 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage, and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer performance obligation, which is expected to occur over twenty months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $11.3 million in research and development revenue in the year ended December 31, 2019 from the Novartis CodeEvolver® Agreement. As of December 31, 2019, we had no deferred revenue balance from Novartis.
License Agreement
In December 2019, we entered a license agreement with Roche Sequencing Solutions, Inc. (“Roche”) to provide Roche with Codexis’ EvoT4 DNA™ ligase high-performance molecular diagnostic enzyme. The royalty bearing license grants Roche worldwide rights to include the EvoT4 DNA™ ligase in its nucleic acid sequencing products and workflows. Under the license agreement, we are to receive an initial collaboration fee payment of $750 thousand within 45 days of the effective date of the agreement and an additional $850 thousand within 60 days after the completion of technology transfer. The agreement also contemplates milestone payments to Codexis upon the achievement of various development and commercialization events and royalty payments from commercial sales of the enzyme.
Note 6. Cash Equivalents and Equity Securities
Cash equivalents at December 31, 2019 and cash equivalents and equity securities at December 31, 2018 consisted of the following (in thousands):

	December 31, 2019
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$71,248	$—	$—	$71,248	n/a

	December 31, 2018
	Adjusted Cost	Gross Unrealized Gains (3)	Gross Unrealized Losses (3)	Estimated Fair Value	Average Contractual Maturities
					(in days)
Money market funds (1)	$31,225	$—	$—	$31,225	n/a
Common shares of CO2 Solutions (2)	563	25	—	588	n/a
Total	$31,788	$25	$—	$31,813
(1) Money market funds are classified in cash and cash equivalents on our consolidated balance sheets.
(2) Common shares of CO2 Solutions are classified in equity securities on our consolidated balance sheets.

As of December 31, 2019, the total cash and cash equivalents balance of $90.5 million was comprised of money market funds of $71.2 million and cash of $19.3 million held with major financial institutions worldwide. As of December 31, 2018, the total cash and cash equivalents balance of $53.0 million was comprised of money market funds of $31.2 million and cash of $21.8 million held with major financial institutions worldwide.
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
In the third quarter of 2019, we sold 1.3 million common shares of our investment in CO2 Solutions and received proceeds of $0.1 million. In addition, we also reviewed our investment in the common shares of CO2 Solutions in conjunction with CO2 Solutions' announcement to file under the Bankruptcy and Insolvency Act (Canada), concurrent with the suspension in trading of its equity securities. We assessed the fair market value of the investment given no available observable market pricing and concluded to write down the investment to zero. We recognized an unrealized loss of $0.5 million and $84 thousand related to our investment in CO2 Solutions in other expense, in the consolidated statements of operations for the years ended December 31, 2019, and 2018, respectively.
Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at December 31, 2019 and 2018 by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$71,248	$—	$—	$71,248

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Money market funds	$31,225	$—	$—	$31,225
Common shares of CO2 Solutions	588	—	—	588
Total	$31,813	$—	$—	$31,813

We determine the fair value of Level 1 and Level 2 assets using quoted prices in active markets for identical assets. We estimated the fair value of our investment in 10,000,000 common shares of CO2 Solutions using the market value of common shares as determined by trading on the TSX Venture Exchange, and we classified our investment in CO2 Solutions within the fair value hierarchy as Level using the quoted prices in an active market to determine the fair value.
In the third quarter of 2019, we assessed the fair market value of our investment in the common shares of CO2 Solutions and given no available observable market pricing on the TSX Venture Exchange due to CO2 Solutions declaring bankruptcy and the market halting its trading activity, wrote down the investment to zero. See Note 6, "Cash Equivalents and Equity Securities" for more information on the investment in common shares of CO2 Solutions. In 2019, we recognized an unrealized loss of $0.5 million in other expense in the Consolidated Statements of Operations.

Note 8. Balance Sheets Details
Accounts receivable
The following is a summary of activity in our allowance for doubtful accounts for the periods presented (in thousands):

	December 31,
	2019	2018	2017
Allowance - beginning of period	$(34)	$(34)	$(421)
Write-offs and other (1)	—	—	387
Allowance - end of period	$(34)	$(34)	$(34)
(1) The change in allowance for doubtful accounts was mainly related to the write-off of receivables from a foreign customer.
Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$7	$165
Work in process	26	47
Finished goods	338	377
Inventories	$371	$589

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment (1)	$23,561	$21,328
Leasehold improvements	10,804	10,359
Computer equipment and software	3,016	3,954
Office equipment and furniture	1,461	1,272
Construction in progress (2)	691	939
Property and equipment	39,533	37,852
Less: accumulated depreciation and amortization	(33,251)	(33,093)
Property and equipment, net	$6,282	$4,759
(1) Fully depreciated laboratory equipment with a cost of $1.0 million and $0.3 million were retired during the year ended December 31, 2019 and 2018, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.

Goodwill
Goodwill had a carrying value of approximately of $3.2 million as of December 31, 2019 and 2018.

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued purchases	4,386	$1,492
Accrued professional and outside service fees	1,802	2,020
Deferred rent	—	343
Lease incentive obligation	—	425
Other	352	575
Total	$6,540	$4,855

Note 9. Stock-based Compensation
Equity Incentive Plans
In June 2019, our board of directors (the "Board") and stockholders approved the 2019 Incentive Award Plan (the "2019 Plan"). The 2019 Plan superseded and replaced in its entirety our 2010 Equity Incentive Plan (the “2010 Plan”) which was effective in March 2010, and no further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards thereunder. The 2010 Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance-contingent restricted stock units ("PSUs"), performance based options ("PBOs"), stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.
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
The 2019 Plan provided for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock or cash based awards and dividend equivalents to eligible employees and consultants of the Company or any parent or subsidiary, as well as members of the Board.
As of December 31, 2019, total shares remaining available for issuance under the 2019 Plan were approximately 7.9 million shares.
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
In the first quarter of 2019, we awarded PSUs ("2019 PSUs") and PBOs ("2019 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including sustained revenue and performance enzyme growth, strategic advancement of biotherapeutics, cash balance and strategic plan development. As of December 31, 2019, we estimated that the 2019 PSUs and 2019 PBOs performance goals would be achieved at 84% of the target level, and recognized expenses accordingly.
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
In 2017, we awarded PSUs ("2017 PSUs") and PBOs ("2017 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including revenue growth, fundraising, service revenue, new platform license revenue, and strategic advancement. In the first quarter of 2018, we determined that the 2017 PSU and PBO performance goals had been achieved at 134.2% of the target level, and recognized expenses accordingly. Accordingly, one-half of the shares underlying the 2017 PSUs and PBOs vested in the first quarter of 2018 and one-half of the shares underlying the 2017 PSUs and PBOs vested in the first quarter of 2019, in each case subject to the recipient’s continued service on each vesting date.
Stock-Based Compensation Expense:
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$1,562	$2,055	$1,444
Selling, general and administrative	5,381	5,834	5,647
Total	$6,943	$7,889	$7,091

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options	$2,149	$1,975	$1,554
RSUs and RSAs	1,805	1,770	1,888
PSUs	1,087	1,511	1,792
PBOs	1,902	2,633	1,857
Total	$6,943	$7,889	$7,091

Grant Award Activities:

Stock Option Awards
We estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarize the ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Year Ended December 31,
	2019	2018	2017
Expected life (years)	5.6	5.6	5.4
Volatility	55.3%	60.0%	62.2%
Risk-free interest rate	2.4%	2.7%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%

In October 2017, we granted an option to purchase 11,100 shares of common stock to a non-employee as compensation for services valued at $48 thousand with the following assumptions used to estimate the fair value of non-employee stock options: (i) volatility rate at 60.6%, risk-free interest rate of 2.4% and (ii) no expected dividend yield. The option vested over a period of six months with one-sixth of total number of shares subject to the option vesting on each one month anniversary of the grant date. During the years ended December 31, 2019 and December 31, 2018, we did not grant any options to purchase shares of common stock to non-employees.

The following tables summarizes stock option activities:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In Thousands)
Outstanding at December 31, 2016	3,890	$4.40
Granted	856	$4.57
Exercised	(86)	$3.10
Forfeited/Expired	(81)	$7.72
Outstanding at December 31, 2017	4,579	$4.40
Granted	645	$9.56
Exercised	(772)	$5.56
Forfeited/Expired	(340)	$6.66
Outstanding at December 31, 2018	4,112	$4.81
Granted	406	$20.68
Exercised	(1,045)	$4.50
Forfeited/Expired	(326)	$11.01
Outstanding at December 31, 2019	3,147	$6.31

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Outstanding at December 31, 2019	3,147	$6.31	5.6	$31,961
Exercisable at December 31, 2019	2,415	$4.23	4.7	$28,406
Vested and expected to vest at December 31, 2019	3,050	$6.05	5.5	$31,600

The weighted average grant date fair value per share of stock options granted in 2019, 2018 and 2017 were $10.77, $5.34 and $2.51, respectively. The total intrinsic value of options exercised in 2019, 2018 and 2017 were $13.6 million, $7.6 million and $0.2 million, respectively.
As of December 31, 2019, there was $3.7 million of unrecognized stock-based compensation cost related to non-vested options, which we expect to recognize over a weighted average period of 2.39 years.

Restricted Stock Awards (RSAs)
The following table summarizes RSA activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2016	230	$3.82
Granted	143	$4.75
Vested	(214)	$3.81
Non-vested balance at December 31, 2017	159	$4.68
Granted	47	$14.35
Vested	(151)	$4.71
Non-vested balance at December 31, 2018	55	$12.83
Granted	40	$17.18
Vested	(56)	$12.83
Forfeited/Expired	(4)	$17.18
Non-vested balance at December 31, 2019	35	$17.18

The total fair value, as of the vesting date, of RSAs vested in fiscal 2019, 2018 and 2017 were $1.0 million, $2.1 million and $1.0 million respectively.
As of December 31, 2019, there was $0.2 million of unrecognized stock-based compensation cost related to non-vested RSAs, which we expect to recognize over a weighted average period of 0.4 years.

Restricted Stock Units (RSUs)
The following table summarizes RSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2016	617	$3.69
Granted	275	$4.22
Vested	(302)	$3.40
Forfeited/Expired	(30)	$4.12
Non-vested balance at December 31, 2017	560	$4.08
Granted	86	$10.56
Vested	(290)	$4.09
Forfeited/Expired	(8)	$4.73
Non-vested balance at December 31, 2018	348	$5.66
Granted	72	$19.19
Vested	(210)	$5.03
Forfeited/Expired	(9)	$13.60
Non-vested balance at December 31, 2019	201	$10.76

The total fair value, as of the vesting date, of RSUs vested in fiscal 2019, 2018 and 2017 were $4.1 million, $2.9 million and $1.3 million respectively.
As of December 31, 2019, there was $1.1 million of unrecognized stock-based compensation cost related to non-vested RSUs, which we expect to recognize over a weighted average period of 0.7 years.

Performance-Contingent Restricted Stock Units (PSUs)
The following table summarizes PSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2016	831	$3.88
Granted	276	$4.25
Vested	(651)	$3.84
Forfeited/Expired	(27)	$3.65
Non-vested balance at December 31, 2017	429	$4.20
Granted	306	$6.71
Vested	(495)	$7.16
Non-vested balance at December 31, 2018	240	$7.48
Granted	95	$14.98
Vested	(200)	$6.58
Forfeited/Expired	(15)	$15.58
Non-vested balance at December 31, 2019	120	$13.88

The total fair value, as of the vesting date, of PSUs vested in the years ended December 31, 2019, 2018, and 2017 were $3.8 million, $5.4 million, and $2.7 million, respectively.
As of December 31, 2019, there was $0.3 million of unrecognized stock-based compensation cost related to non-vested PSUs, which we expect to recognize over a weighted average period of 0.4 years.

Performance Based Options (PBOs)
We estimated the fair value of PBO using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarize the ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Year Ended December 31,
	2019	2018	2017
Expected life (years)	5.58	5.63	5.33
Volatility	55.8%	60.3%	62.3%
Risk-free interest rate	2.5%	2.7%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes PBO activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding at December 31, 2016	—	$—
Granted	1,720	$2.54
Outstanding at December 31, 2017	1,720	$2.54
Granted	1,200	$5.02
Exercised	(84)	$2.54
Forfeited	(1,254)	$3.73
Outstanding at December 31, 2018	1,582	$3.47
Granted	718	$11.44
Exercised	(422)	$3.17
Forfeited	(618)	$10.34
Outstanding at December 31, 2019	1,260	$4.75

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Exercisable at December 31, 2019	863	$5.57	7.3	$8,993
Vested and expected to vest at December 31, 2019	1,213	$8.47	7.7	$10,181

The total fair value of exercised PBOs were $1.3 million for 2019, $0.2 million for 2018 and zero for 2017. As of December 31, 2019, there was $0.9 million of unrecognized stock-based compensation cost related to non-vested PBOs, which we expect to recognize over a weighted average period of 0.8 years.

Note 10. Capital Stock
Private Offering
In June 2019, we entered into a Securities Purchase Agreement with an affiliate of Casdin Capital ("Casdin") pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock ("Shares") at a purchase price of $16.40 per share. After deducting issuance costs of $0.1 million from the Private Offering, our net proceeds were $49.9 million. On November 6, 2019, we filed a prospectus supplement to our registration statement on Form S-3ASR (File No. 333-228693) registering the resale of the Shares.
In June 2019, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Casdin. Pursuant to the Registration Rights Agreement, we agreed, subject to certain conditions, to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 180 days after the closing of the Private Offering, if we are a “well known seasoned issuer” at such time (210 days if we are not then a “well known seasoned issuer”) for purposes of registering the resale of the Shares and any shares of common stock issued as a dividend or other distribution with respect to the Shares (collectively, the “Securities”). We further agreed, among other things, to indemnify the selling holders under the registration statement from certain losses, claims, damages and liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions) incident to the performance of, or compliance with, our obligations under the Registration Rights Agreement. On November 6, 2019, we filed a prospectus supplement to our registration statement on Form S-3ASR (File No. 333-228693), registering the resale of the Securities.

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

Note 11. 401(k) Plan
In January 2005, we implemented a 401(k) Plan covering certain employees. Currently, all of our United States based employees over the age of 18 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation up to a certain annual limit and contribute these amounts to the 401(k) Plan. We may make matching or other contributions to the 401(k) Plan on behalf of eligible employees. We recorded employer matching contributions expense of $0.7 million, $0.6 million, and $0.6 million in the years ended December 31, 2019, 2018, and 2017, respectively.

Note 12. Income Taxes
Our loss before provision (benefit for) income taxes was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(11,751)	$(10,653)	$(22,994)
Foreign	(167)	(262)	79
Loss before provision for income taxes	$(11,918)	$(10,915)	$(22,915)

The tax provision (benefit from) for the years ended December 31, 2019, 2018 and 2017 consists primarily of taxes attributable to foreign operations. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current provision (benefit):
Federal	$—	$—	$—
State	5	5	5
Foreign	18	(13)	64
Total current provision (benefit)	23	(8)	69
Deferred provision (benefit):
Federal	—	—	—
State	—	—	—
Foreign	(6)	(29)	12
Total deferred provision (benefit)	(6)	(29)	12
Provision for (benefit from) income taxes	$17	$(37)	$81

Reconciliation of the provision for income taxes calculated at the statutory rate to our provision for (benefit from) income taxes is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax benefit at federal statutory rate	$(2,503)	$(2,292)	$(7,791)
State taxes	(1,120)	222	48
Research and development credits	(693)	(499)	(399)
Foreign operations taxed at different rates	1	(17)	(2)
Stock-based compensation	(3,606)	(2,587)	(216)
Other nondeductible items	505	(3)	326
Executive compensation	872	838	73
Change in valuation allowance	6,561	4,301	(26,058)
Change in statutory tax rate	—	—	34,100
Provision for (benefit from) income taxes	$17	$(37)	$81

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$68,422	$60,455
Credits	8,494	7,174
Deferred revenues	468	1,879
Stock-based compensation	2,338	2,967
Reserves and accruals	1,545	1,876
Depreciation	1,358	1,376
Intangible assets	2,159	2,557
Capital losses	26	576
Unrealized gain/loss	406	297
Lease liability	5,974	—
Other assets	92	83
Total deferred tax assets:	91,282	79,240
Valuation allowance	(85,768)	(79,222)
Deferred tax liabilities:
Right-of-use assets	(5,514)	—
Other	(40)	(64)
Total deferred tax liabilities:	(5,554)	(64)
Net deferred tax liabilities	$(40)	$(46)

ASC Topic 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance against our deferred tax assets. Accordingly, the net deferred tax assets in all our jurisdictions have been fully reserved by a valuation allowance. The net valuation allowance increased by $6.5 million during the year ended December 31, 2019, increased by $5.2 million during the year ended December 31, 2018; and decreased by $20.4 million during the year ended December 31, 2017. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
The following table sets forth our federal, state and foreign NOL carryforwards and federal research and development tax credits as of December 31, 2019 (in thousands):

	December 31, 2019
	Amount	Expiration Years
Net operating losses, federal	$224,476	2022-2037
Net operating losses, federal	$64,371	Do not expire
Net operating losses, state	$124,881	2028-2039
Tax credits, federal	$9,031	2022-2039
Tax credits, state	$10,436	Do not expire
Net operating losses, foreign	$536	Various

Current U.S. federal and California tax laws include substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize NOLs and tax credit carryforwards may be limited as a result of such ownership changes. We performed an analysis in 2019 and determined that there was not a limitation that would result in the expiration of carryforwards before they are utilized.
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided in ASC Topic 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.
In 2014, we determined that the undistributed earnings of our India subsidiary will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $0.1 million as of December 31, 2019, for local taxes that would be incurred upon repatriation. We have not provided for U.S. federal and state income taxes on all of the remaining non-U.S. subsidiaries’ undistributed earnings as of December 31, 2019 as the remaining foreign jurisdictions are in an accumulative loss position.
We apply the provisions of ASC Topic 740 to account for uncertain income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$9,980	$9,422	$8,566
Additions based on tax positions related to current year	1,362	1,087	880
Reductions to tax provision of prior years	(12)	(529)	(24)
Balance at end of year	$11,330	$9,980	$9,422

We recognize interest and penalties as a component of our income tax expense. Total interest and penalties recognized in the consolidated statement of operations was $32 thousand, $37 thousand and $31 thousand, respectively, in 2019, 2018 and 2017. Total penalties and interest recognized in the balance sheet was $0.4 million and $0.4 million, respectively, in 2019 and 2018.

The total unrecognized tax benefits that, if recognized currently, would impact our company’s effective tax rate were $0.3 million and $0.3 million as of December 31, 2019 and 2018, respectively. We do not expect any material changes to our uncertain tax positions within the next 12 months. We are not subject to examination by United States federal or state tax authorities for years prior to 2002 and foreign tax authorities for years prior to 2012.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the Tax Cuts and Jobs Act of 2017 (the “Act”) for companies to complete the accounting for the Tax Act and its related impacts. In 2018, the Company completed its accounting for the Tax Act. The income tax effects of the Tax Act for which the accounting was completed in 2018 include: the impact of the Transition Tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, the impact to the aforementioned items on state income taxes. We completed our accounting for the income tax effects under the Tax Cuts and Jobs Act (the "Act") that are relevant to the Company and required to be recorded and disclosed pursuant to FASB ASC 740, Income Taxes. Accordingly, any and all provisional amounts previously recorded in accordance with SEC Staff Accounting Bulletin No. 118 were adjusted to reflect their final amounts.

Beginning in 2018, the global intangible low-taxed income (“GILTI”) provisions in the Tax Act required us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Per guidance issued by the FASB, companies can either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both are acceptable methods subject to an accounting policy election. At December 31, 2018, we finalized our policy and have elected to use the period cost method for GILTI. In 2019, we did not incur any GILTI inclusion as our foreign subsidiaries generated losses.

The BEAT provisions in the Tax Act eliminated the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum base erosion anti-abuse tax if greater than regular tax. In 2019, our company was not subject to BEAT as it did not meet the requirements to be subject to BEAT.

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
We entered into the initial lease with MetLife for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and terms of the lease "(Lease"). In February 2019, we have entered into an Eighth Amendment to the Lease ( the “Eighth Amendment”) with MetLife with respect to the Penobscot Space, the Building 2 Space and the 501 Chesapeake Space to extend the term of the Lease for additional periods. Pursuant to the Eighth Amendment, the term of the lease of the Penobscot Space and the Building 2 Space has been extended through May 2027. The lease term for the 501 Chesapeake Space has been extended to May 2029. We have two consecutive options to extend the term of the lease for the Penobscot Space, the Building 2 Space and the 501 Chesapeake Space for an additional period of five years per option. Our lease on the Saginaw Space will expire on January 30, 2020. In October 2019, we entered into a sub-sublease with Minerva Surgical, Inc. with respect to the Saginaw Space for approximately 3,400 square feet from February 2020 for three months. Our sublease of approximately 26,500 square feet of the Saginaw Space to a subtenant will end on January 2020. Our sublease of approximately 13,000 square feet of the Penobscot Space to a different subtenant ended in November 2019.

We incurred $3.6 million of capital improvement costs related to the facilities leased from MetLife through December 31, 2012. During 2011 and 2012, we requested and received $3.1 million of reimbursements from the landlord for the tenant improvement and HVAC allowances for the completed construction. The reimbursements were recorded once cash was received. Prior to the adoption of ASC 842, we recorded the reimbursements as liabilities on the consolidated balance sheets and amortized the reimbursements on a straight line basis over the term of the lease as a reduction in rent expense. On adoption of ASC 842, lease incentive obligations were reclassified on the balance sheet as an operating lease right-of-use assets. Rent expense for the Redwood City properties is recognized on a straight-line basis over the term of the lease. At December 31, 2018, lease incentive obligations was $0.5 million.
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of December 31, 2019 and 2018, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in 2019 and 2018.
Pursuant to the terms of the lease agreement, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million and $0.7 million as of December 31, 2019 and 2018, respectively, and are recorded as non-current restricted cash on the consolidated balance sheets.
Finance Leases
In December 2016, we entered into a three-year financing lease agreement with a third party supplier for the purchase of laboratory equipment that was partially financed through a finance lease of approximately $0.4 million. The lease became effective upon delivery of the equipment, which occurred in February 2017, and the term of the lease was three years from the effective date. This financing agreement was accounted for as a finance lease due to bargain purchase options at the end of the lease.
In April 2017, we entered into a three-year financing lease agreement with a third party supplier for the purchase of information technology equipment for approximately $0.3 million. The effective date of the lease was May 19, 2017 and the term of the lease was three years.
Adoption of ASC 842
On January 1, 2019, we adopted ASC 842, using a modified retrospective approach and effective date method per adoption of ASU 2018-11. We completed the full analysis by January 2019 and we evaluated the ROU assets and lease obligations using the incremental borrowing rate (IBR) at December 31, 2018 because the implicit rate is not readily determinable in the lease agreement. Upon adoption of ASC 842, all existing leases were classified as either operating leases or finance leases. All existing leases that were classified as capital leases in accordance with Topic 840 were reclassified as finance leases. We recorded $26.6 million of ROU assets and $27.6 million of lease obligations for operating leases, and $0.5 million of ROU assets and $0.3 million of lease obligations for finance leases in the balance sheet in the first quarter of 2019.
The following table shows the reconciliation of ROU assets and lease obligations, with balances reflecting the adoption of ASC 842, related to both operating leases and finance leases and gives effect to the modified retrospective adoption and effective date method under the lease guidance on January 1, 2019 (in thousands):

	Operating Leases	Finance Leases
Right-of-use assets, Balance at December 31, 2018	$—	$—
Changes in the period:
Right-of-use assets created upon adoption of ASC 842	26,617	493
Right-of-use assets, balance at January 1, 2019	$26,617	$493

Lease obligations, balance at December 31, 2018	$—	$—
Changes in the period:
Lease obligations created upon adoption of ASC 842	27,562	302
Lease obligations, balance at January 1, 2019	$27,562	$302

Lease related costs under non-cancellable finance leases and operating leases under non-cancellable subleases were as follows (in thousands):

Lease costs:	December 31, 2019
Finance lease costs:
Amortization of right-of-use assets	$217
Interest on lease obligations	10
Finance lease costs	227
Operating lease cost	4,556
Sublease income	(957)
Total lease cost	$3,826

All short-term lease costs are related to leases with a lease term of one month or less.
Lease costs for the year ended December 31, 2019 as compared to years ended December 31, 2018 and 2017 reflected the effects of adopting the provisions of ASC 842 which provided a new basis of accounting for leases during fiscal year 2019. Operating lease costs were $3.2 million and $3.2 million for the years ended December 31, 2018 and 2017, respectively, partially offset by sublease income of $1.1 million and $1.4 million for the years ended December 31, 2018 and 2017 respectively. Finance lease payments were $0.3 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.
Other information related to non-cancellable finance leases and operating leases under non-cancellable subleases for the year ended December 31, 2019 were as follows (in thousands, except discount rate and lease term):

Other information:	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.7 years	0.3 years
Weighted-average discount rate	6.6%	5.0%
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows	$3,279	$10
Financing cash flows	$—	$242
Non-cash activity: Right-of-use assets obtained in exchange for lease liabilities	$26,617	$493

As of December 31, 2019, under ASC 842, our maturity analyses of annual undiscounted cash flows of the non-cancellable finance and operating leases are as follows (in thousands):

Years ending December 31,	Finance Leases	Operating Leases
2020	$60	$2,816
2021	—	4,197
2022	—	4,285
2023	—	4,589
2024	—	4,726
Thereafter	—	13,493
Total minimum lease payments (1)	60	34,106
Less: imputed interest	—	(8,048)
Lease obligations	$60	$26,058

(1) Operating Lease minimum payments have not been reduced by future minimum sublease rentals of $0.1 million to be received under non-cancellable subleases.
In October 2019, we entered into a sub-sublease with Minerva Surgical, Inc. with respect to the Saginaw Space for the period beginning February 2020 for three months for a short-term lease commitment of $47 thousand.
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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$990
Development and manufacturing services agreements	September 2019	2,264
Total other commitments		$3,254

Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At December 31, 2019 and 2018, we have not drawn from the Credit Facility. We may draw on the Revolving Line of Credit at any time prior to the September 30, 2020 maturity date. On October 1, 2023, loans drawn under the Term Debt mature and the Revolving Line of Credit terminates. Loans made under the Term Debt bears interest through maturity at a variable rate based on the LIBOR plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenues levels and maintaining certain minimum cash levels with the lender. The Credit Facility’s financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At December 31, 2019, we were in compliance with the covenants for the Credit Facility.
The Credit Facility allows for interest-only payments on the Term Debt through November 1, 2021. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time.
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
We recognized $1.0 million, $0.6 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, from transactions with AstraZeneca PLC and its controlled purchasing agents and contract manufacturers. At December 31, 2019 and 2018, we had $0.3 million and $0.2 million of receivables from AstraZeneca PLC and its controlled purchasing agents and contract manufacturers, respectively.
Settlement of Short Swing Profit Claim
In August 2019, we recorded approximately $77 thousand related to the short swing profit settlement remitted by a shareholder of our company under Section 16(b) of the Securities Exchange Act of 1934, as amended. We recognized the proceeds as an increase to additional paid-in capital in the consolidated balance sheets as of December 31, 2019 and consolidated statements of stockholders’ equity as well as in cash provided by financing activities in the consolidated statements of cash flows for the year ended December 31, 2019.

Note 15. Segment, Geographical and Other Revenue Information
Segment Information
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

Factors considered in determining the two reportable segments of the Company include the nature of business activities, the management structure directly accountable to our CODM for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. Our CODM regularly reviews our segments and the approach provided by management for performance evaluation and resource allocation.
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
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$29,465	$—	$29,465	$25,590	$—	$25,590
Research and development revenue	28,691	10,302	38,993	21,483	13,521	35,004
Total revenues	58,156	10,302	68,458	47,073	13,521	60,594
Costs and operating expenses:
Cost of product revenue	15,632	—	15,632	12,620	—	12,620
Research and development (1)	19,380	13,278	32,658	18,924	10,185	29,109
Selling, general and administrative(1)	8,462	2,222	10,684	7,538	771	8,309
Total segment costs and operating expenses	43,474	15,500	58,974	39,082	10,956	50,038
Income (loss) from operations	$14,682	$(5,198)	9,484	$7,991	$2,565	10,556
Corporate costs (2)			(19,624)			(20,324)
Depreciation and amortization			(1,778)			(1,147)
Loss before income taxes			$(11,918)			$(10,915)

(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$25,590	$—	$25,590	$26,685	$—	$26,685
Research and development revenue	21,483	13,521	35,004	15,648	7,691	23,339
Total revenues	47,073	13,521	60,594	42,333	7,691	50,024
Costs and operating expenses:
Cost of product revenue	12,620	—	12,620	14,327	—	14,327
Research and development (1)	18,924	10,185	29,109	16,847	12,107	28,954
Selling, general and administrative(1)	7,538	771	8,309	7,371	—	7,371
Total segment costs and operating expenses	39,082	10,956	50,038	38,545	12,107	50,652
Income (loss) from operations	$7,991	$2,565	10,556	$3,788	$(4,416)	(628)
Corporate costs (2)			(20,324)			(21,245)
Depreciation			(1,147)			(1,042)
Loss before income taxes			$(10,915)			$(22,915)
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.
The following table provides stock-based compensation expense included in income (loss) from operations by segment (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Stock-based compensation	$2,303	$695	$2,998	$2,591	$338	$2,929	$2,306	$208	$2,514

Stock-based compensation expense included in corporate services were $3.9 million, $5.0 million and $4.6 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

Significant Customers
Customers that each contributed 10% or more of our total revenues were as follows:

	Percentage of Total Revenues For The Years Ended December 31,
	2019	2018	2017
Merck	28%	29%	28%
Novartis	23%	*	14%
Nestlé Health Science	15%	22%	15%
Tate & Lyle	*	13%	11%
* Percentage was less than 10%

Customers that each accounted for 10% or more of our accounts receivable balance for the period presented were as follows:

	Percentage of Accounts Receivables As Of December 31,
	2019	2018
Merck & Co.	38%	37%
Nestlé Health Science	10%	17%
Novartis	*	11%
Kyorin Pharmaceutical Co Ltd	*	16%
* Percentage was less than 10%

Geographic Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues
Americas	$13,039	$15,370	$15,575
EMEA	37,133	22,361	19,610
APAC	18,286	22,863	14,839
Total revenues	$68,458	$60,594	$50,024

Identifiable long-lived assets by location and goodwill by reporting unit as of year-end were as follows (in thousands):

	December 31,
	2019	2018
Long-lived assets
United States	$6,282	$4,759

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241	$2,463	$778	$3,241
Note 16. Subsequent Events
Nestlé Health Science Development Agreement to develop CDX-7108
In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. Concurrently, the Strategic Collaboration Agreement was extended through December 2021. See Note 5, "Collaborative Agreements" regarding the Strategic Collaboration Agreement.

Selected Quarterly Financial Data (Unaudited)
The following table provides the selected quarterly financial data for 2019 and 2018:
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Quarter Ended (1)
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019 (3)	2019	2019	2019	2018 (3)	2018	2018	2018

Revenues:
Product revenue	$4,877	$10,351	$6,249	$7,988	$7,299	$8,405	$3,723	$6,163
Research and development revenue	13,773	11,555	6,070	7,595	8,769	8,541	9,815	7,879
Total revenues	$18,650	$21,906	$12,319	$15,583	$16,068	$16,946	$13,538	$14,042
Costs and operating expenses:
Cost of product revenue	$3,402	$5,067	$2,772	$4,391	$2,393	$3,791	$2,611	$3,825
Research and development	8,872	8,711	8,274	8,016	7,513	7,917	7,370	7,178
Selling, general and administrative	7,322	7,869	7,896	8,415	6,806	7,344	7,395	7,746
Total costs and operating expenses	$19,596	$21,647	$18,942	$20,822	$16,712	$19,052	$17,376	$18,749
Income (loss) from operations	$(946)	$259	$(6,623)	$(5,239)	$(644)	$(2,106)	$(3,838)	$(4,707)
Income (loss) before income taxes	$(630)	$336	$(6,491)	$(5,133)	$(486)	$(1,987)	$(3,746)	$(4,696)
Net income (loss)	$(635)	$343	$(6,507)	$(5,136)	$(461)	$(1,988)	$(3,735)	$(4,694)
Net income (loss) per share, basic	$(0.01)	$0.01	$(0.12)	$(0.09)	$(0.01)	$(0.04)	$(0.07)	$(0.10)
Net income (loss) per share, diluted	$(0.01)	$0.01	$(0.12)	$(0.09)	$(0.01)	$(0.04)	$(0.07)	$(0.10)
Weighted average common shares used in computing net income (loss) per share, basic (2)	58,620	58,287	54,954	54,170	53,973	53,597	52,787	48,385
Weighted average common shares used in computing net income (loss) per share, diluted (2)	58,620	61,412	54,954	54,170	53,973	53,597	52,787	48,385

(1) Amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts due to rounding differences.
(2) The full year net loss per share of common stock, basic and diluted, may not equal the sum of the quarters due to weighting of outstanding shares.
(3) PSUs, PBOs, and cash bonus awards are granted to certain employees and executives and are subject to our performance in achieving pre-determined criteria approved by our board of directors. Based on the actual achievement of the annual goals, we updated the calculation of the annual expense in the fourth quarter which resulted in true-up adjustments of approximately $(0.9) million in 2019 and $(0.5) million in 2018, primarily in selling, general and administrative expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. We reviewed the results of management’s assessment with our Audit Committee.
Our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2019, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and our Nominating and Corporate Governance Committee, and our Audit Committee is incorporated by reference from the information that will be set forth in the sections under the headings “Election of Directors,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2020 (the “2020 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information that will be set forth in the 2020 Proxy Statement under the headings “Executive Compensation,” and “Corporate Governance Matters.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information that will be set forth in the 2020 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Information Concerning Voting and Solicitation—Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information that will be set forth in the 2020 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information that will be set forth in the 2020 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K
2.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).
4.3	Description of the Common Stock of Codexis, Inc.
10.1A*	Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of February 1, 2004.

10.1B*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of June 1, 2004.

10.1C*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 9, 2007.

10.1D*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 31, 2008.

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

10.1I***
Eighth Amendment to Lease, dated as of February 8, 2019, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 8, 2019).

10.2
Securities Purchase Agreement, dated as of June 20, 2019, by and between the Company and Casdin Partners Master Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 20, 2019).

Exhibit No.	Description
10.3
Registration Rights Agreement, dated as of June 20, 2019, by and between the Company and Casdin Partners Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 20, 2019).

10.4+*	Codexis, Inc. 2002 Stock Plan, as amended, and Form of Stock Option Agreement.

10.5+*	Codexis, Inc. 2010 Equity Incentive Award Plan and Form of Stock Option Agreement.

10.6A+	Codexis, Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.6B+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.6C+
Form of Stock Option Grant Notice and Stock Option Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.6D+
Form of Stock Option Grant Notice and Stock Option Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.6E+
Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.6F+
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.7*	Form of Indemnification Agreement between the Company and each of its directors, officers and certain employees.

10.8+
Form of Amended and Restated Change in Control Severance Agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019).

10.9
Asset Purchase Agreement, dated October 28, 2010, by and among the Company, Codexis Mayflower Holdings, LLC and Maxygen, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 28, 2010).

10.10A†
Manufacture and Supply Agreement, dated May 16, 2011, by and between the Company and Lactosan GmbH & Co. KG (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 3, 2011).

10.10B
Amendment No. 1 to the Manufacture and Supply Agreement by and between the Company and Lactosan GmbH & Co. KG dated as of March 9, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 10, 2012).

10.11+
Employment Agreement by and between the Company and Ross Taylor effective as of August 4, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019).

10.12A+
Employment Agreement by and between the Company and John Nicols effective as of May 28, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

Exhibit No.	Description
10.12B+
John Nicols Stock Option Grant Notice and Stock Option Agreement dated June 13, 2012 between John J. Nicols and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

10.12C+
Amendment to Employment Agreement between the Company and John Nicols, dated April 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 9, 2016).

10.12D+
Amendment to Employment Agreement between the Company and John Nicols, dated November 16, 2017 (incorporated by reference to Exhibit 10.8E to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018).

10.12E+
Amendment to Employment Agreement between the Company and John Nicols, effective as of June 28, 2019. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019).

10.13A†
Sitagliptin Catalyst Supply Agreement by and between Merck Sharp and Dohme Corp. and the Company dated as of February 1, 2012 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 2, 2013).

10.13B†
Amendment to Sitagliptin Catalyst Supply Agreement between Merck Sharp and Dohme Corp. and the Company dated as of October 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013).

10.13C
Amendment No. 2 to Sitagliptin Catalyst Supply Agreement between Merck Sharp and Dohme Corp. and the Company dated as of February 25, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015).

10.13D
Amendment No. 3 to Sitagliptin Catalysts Supply Agreement between Merck Sharp and Dohme Corp. and the Company dated as of December 17, 2015 (incorporated by reference to Exhibit 10.11D to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 8, 2016).

10.13E
Amendment No. 4 to Sitagliptin Catalysts Supply Agreement, effective as of January 1, 2016, by and between the Company and Merck Sharp and Dohme Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 8, 2016).

10.14A†
Global Development, Option and License Agreement by and among the Company, Societé des Produits Néstle S.A., formerly known as Nestec Ltd. (“Nestlé Health Science”), effective as of October 12, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018).

10.14B†
Amendment No. 1 to Global Development, Option and License Agreement by and among the Company, Nestec Ltd. and Nestlé Amendment No. 1 to Global Development, Option and License Agreement by and among the Company, Nestec Ltd. and Nestlé Health Science S.A., effective as of July 26, 2018.(incorporated by reference to Exhibit 10.12B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 3, 2019). Science S.A., effective as of July 26, 2018.

10.14C†
Letter Agreement to Global Development, Option and License Agreement by and among the Company, Nestec Ltd. and Nestlé Health Science S.A., effective as of December 12, 2018. (incorporated by reference to Exhibit 10.12C to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 3, 2019).

10.15†
Platform Technology Transfer, Collaboration and License Agreement by and between the Company and GlaxoSmithKline Intellectual Property Limited, effective as of July 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2014, filed on November 6, 2014).

Exhibit No.	Description
10.16A†
Platform Technology Transfer and License Agreement by and between the Company and Merck Sharp & Dohme Corp., dated as of August 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2015, filed on November 6, 2015).

10.16B†
Amendment No. 1 to Platform Technology Transfer and License Agreement by and between the Company and Merck Sharp & Dohme Corp., dated as of October 10, 2018, incorporated by reference to Exhibit 10.14A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 3, 2019).

10.16C***
Amendment No. 2 to Platform Technology Transfer and License Agreement by and between Merck and the Company dated as of January 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 8, 2019).

10.17***
Platform Technology Transfer and License Agreement, dated May 2, 2019, by and between the Company and Novartis Pharma AG (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 6, 2019).

10.18A†
Loan and Security Agreement effective as of June 30, 2017 by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 9, 2017).

10.18B†
First Amendment to Loan and Security Agreement effective as of September 28, 2017 by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017).

10.18C†
Second Amendment to Loan and Security Agreement effective as of November 7, 2017 by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.15B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018).

10.18D†
Third Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 9, 2018).

10.18E†
Fourth Amendment to Loan and Security Agreement effective as of September 28, 2018 by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 9, 2018).

10.18F
Fifth Amendment to Loan and Security Agreement effective as of January 23, 2019 by and between the Company and Western Alliance Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 8, 2019).

10.18G
Sixth Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of July 11, 2019 (incorporated by reference to Exhibit 10.1A to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019).

10.18H
Seventh Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of September 30, 2019 (incorporated by reference to Exhibit 10.1B to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019).

21.1	List of Subsidiaries.

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 and (vi) Notes to Consolidated Financial Statements.

101.SCH	Incline XBRL Taxonomy Extension Schema Document

101.CAL	Incline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Incline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Incline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Incline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.
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
*** Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODEXIS, INC.

Date:	February 28, 2020	By:	/s/ John J. Nicols
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints John J. Nicols, Ross Taylor, and Richard A. Sabalot, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE		DATE

/s/ John J. Nicols	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 28, 2020
John J. Nicols

/s/ Ross Taylor	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 28, 2020
Ross Taylor

/s/ Bernard J. Kelley	Chairman of the Board of Directors	Date:	February 28, 2020
Bernard J. Kelley

/s/ Thomas R. Baruch	Chairman Emeritus, Director	Date:	February 28, 2020
Thomas R. Baruch

/s/ Pam P. Cheng	Director	Date:	February 28, 2020
Pam P. Cheng

/s/ Byron L. Dorgan	Director	Date:	February 28, 2020
Byron L. Dorgan

/s/ David V. Smith	Director	Date:	February 28, 2020
David V. Smith

/s/ Dennis P. Wolf	Director	Date:	February 28, 2020
Dennis P. Wolf

/s/ Patrick Y. Yang	Director	Date:	February 28, 2020
Patrick Y. Yang