Form 10-Q
period 2020-03-31
CODEXIS, INC.
filed 2020-05-08
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-34705
___________________________
Codexis, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	71-0872999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Penobscot Drive,	Redwood City,	California	94063
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code: (650) 421-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading	Name of Each Exchange on Which Registered
Symbol(s)
Common Stock, par value $0.0001 per share	CDXS	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2020, there were 59,018,437 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$87,327	$90,498
Restricted cash, current	627	661
Financial assets:
Accounts receivable	8,384	9,063
Contract assets	619	1,027
Unbilled receivables	13,949	10,099
Total Financial assets	22,952	20,189
Less: allowances	(34)	(34)
Total Financial assets, net	22,918	20,155
Inventories	701	371
Prepaid expenses and other current assets	2,989	2,520
Total current assets	114,562	114,205
Restricted cash	1,062	1,062
Right-of-use assets - Operating leases, net	23,199	23,837
Right-of-use assets - Finance leases, net	214	268
Property and equipment, net	6,647	6,282
Goodwill	3,241	3,241
Other non-current assets	547	178
Total assets	$149,472	$149,073
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,441	$2,621
Accrued compensation	3,124	5,003
Other accrued liabilities	8,923	6,540
Current portion of lease obligations - Operating leases	1,815	1,107
Current portion of lease obligations - Finance leases	9	60
Deferred revenue	5,970	57
Total current liabilities	22,282	15,388
Deferred revenue, net of current portion	2,566	1,987
Long-term lease obligations - Operating leases	24,319	24,951
Other long-term liabilities	1,239	1,230
Total liabilities	50,406	43,556

Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 59,017 shares and 58,877 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	449,121	447,920
Accumulated deficit	(350,061)	(342,409)
Total stockholders' equity	99,066	105,517
Total liabilities and stockholders' equity	$149,472	$149,073

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product revenue	$5,100	$7,988
Research and development revenue	9,570	7,595
Total revenues	14,670	15,583
Costs and operating expenses:
Cost of product revenue	2,541	4,391
Research and development	10,967	8,016
Selling, general and administrative	8,989	8,415
Total costs and operating expenses	22,497	20,822
Loss from operations	(7,827)	(5,239)
Interest income	266	231
Other expenses, net	(86)	(125)
Loss before income taxes	(7,647)	(5,133)
Provision for income taxes	5	3
Net loss	$(7,652)	$(5,136)

Net loss per share, basic and diluted	$(0.13)	$(0.09)

Weighted average common stock shares used in computing net loss per share, basic and diluted	58,888	54,170

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended March 31, 2020	Shares	Amount

Balance as of January 1, 2020	58,877	$6	$447,920	$(342,409)	$105,517
Exercise of stock options	5	—	39	—	39
Release of stock awards	219	—	—	—	—
Employee stock-based compensation	—	—	2,169	—	2,169
Taxes paid related to net share settlement of equity awards	(84)	—	(1,007)	—	(1,007)
Net loss	—	—	—	(7,652)	(7,652)
Balance as of March 31, 2020	59,017	$6	$449,121	$(350,061)	$99,066

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended March 31, 2019	Shares	Amount

Balance as of January 1, 2019	54,065	$5	$386,775	$(330,474)	$56,306
Exercise of stock options	219	—	776	—	776
Release of stock awards	402	—	—	—	—
Employee stock-based compensation	—	—	2,063	—	2,063
Taxes paid related to net share settlement of equity awards	(145)	—	(2,799)	—	(2,799)
Net loss	—	—	—	(5,136)	(5,136)
Balance as of March 31, 2019	54,541	$5	$386,815	$(335,610)	$51,210

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in Thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(7,652)	$(5,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	438	319
Amortization expense - right-of-use assets - operating and finance leases	692	759
Stock-based compensation	2,169	2,063
Unrealized loss on investment in equity securities	—	103
Changes in operating assets and liabilities:
Accounts receivable, net	679	(1,053)
Contract assets	408	35
Unbilled receivables	(3,850)	(7)
Inventories	(330)	(44)
Prepaid expenses and other current assets	(469)	(163)
Other non-current assets	(369)	38
Accounts payable	(246)	(999)
Accrued compensation	(1,879)	1,196
Other accrued liabilities	3,116	3,591
Other long-term liabilities	(624)	(616)
Deferred revenue	6,492	(2,937)
Net cash used in operating activities	(1,425)	(2,851)
Investing activities:
Purchase of property and equipment	(761)	(445)
Net cash used in investing activities	(761)	(445)
Financing activities:
Proceeds from exercises of stock options	39	776
Payments of lease obligations - Finance leases	(51)	(59)
Taxes paid related to net share settlement of equity awards	(1,007)	(2,799)
Net cash used in financing activities	(1,019)	(2,082)
Net decrease in cash, cash equivalents and restricted cash	(3,205)	(5,378)
Cash, cash equivalents and restricted cash at the beginning of the period	92,221	54,485
Cash, cash equivalents and restricted cash at the end of the period	$89,016	$49,107

Supplemental disclosure of cash flow information
Interest paid	$4	$22
Purchase of property and equipment recorded in accounts payable and accrued expenses	$182	$142

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of March 31, 2020 and March 31, 2019 to the total of the same such amounts shown above:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$87,327	$47,322
Restricted cash, current and non-current	1,689	1,785
Total cash, cash equivalents and restricted cash at the end of the period	$89,016	$49,107
See accompanying notes to the unaudited condensed consolidated financial statements

Codexis Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
In these notes to the unaudited condensed consolidated financial statements, the “Company,” “we,” “us,” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
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

As evidence of our strategy to extend our technology beyond pharmaceutical manufacturing, we have also used the technology to develop protein catalysts and industrial enzymes for use in a wider set of industrial markets. These target industries consist of several large market verticals, including food and food ingredients, animal feed, consumer care, flavors, fragrances and agricultural chemicals. In addition, we are using our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. In December 2019, we entered into a license agreement to provide Roche Sequencing Solutions, Inc. (“Roche”) with our first enzyme for this target market, Codexis’ EvoT4™ DNA ligase.
We have also begun using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business. In October 2017, we entered into the "Nestlé Agreement” with Nestlé Health Science to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. In March 2020, we entered into a Strategic Collaboration and License Agreement (“Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), for the research and development of novel gene therapies for certain disease indications, including the treatment of lysosomal storage disorders and blood factor deficiencies.
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
Our first lead program was for the potential treatment of hyperphenylalaninemia (“HPA”) (also referred to as PKU) in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a global development, option and license agreement with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and Drug Administration that it had completed its review of our investigational drug application for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. The Strategic Collaboration Agreement was extended through December 2021. Using our CodeEvolver® protein engineering platform technology, we have also developed a pipeline of other biotherapeutic drug candidates, all of which are in preclinical development.
Our most recent achievement in novel biotherapeutics came in March 2020, when we announced a strategic collaboration and license agreement with Takeda in which we will collaborate with Takeda to research and develop protein sequences for use in gene therapy products for certain disease indications. Under the terms of the Takeda Agreement, Codexis will generate novel gene sequences encoding protein variants tailored to enhance efficacy as a result of increased activity, stability, and cellular uptake using our CodeEvolver® protein engineering platform. Takeda will combine these improved transgenes with its gene therapy capabilities to generate novel candidates for the treatment of rare genetic disorders. The parties will begin collaborative work on three initial programs for the treatment of Fabry disease, Pompe disease, and an unnamed blood factor deficiency. Codexis is responsible for the creation of novel enzyme sequences for advancement as gene therapies into pre-clinical development. Takeda is responsible for the pre-clinical and clinical development and commercialization of gene therapy products resulting from the collaboration programs. Under the terms of the agreement, in addition to the three initial programs, Takeda may initiate up to four additional programs for separate target indications. In March 2020, we began research and development activities under the program plans and received a $8.5 million one-time, non-refundable cash payment.

We expect to continue to make additional investments in our pipeline with the aim of advancing additional product candidates targeting other therapeutic areas.

For additional discussion of our business segments, see Note 13, "Segment, Geographical and Other Revenue Information."

Business Update Regarding COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including the duration and severity of the pandemic and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be disrupted as a result of local shelter-in-place orders and any disruptions in operations of our customers with whom we collaborate. For the three months ended March 31, 2020, the COVID-19 pandemic resulted in lower research and development revenues of approximately $0.6 million as completion of those services were deferred to the future periods. We are unable to fully determine and quantify the extent to which delays in our R&D projects will be affected by the COVID-19 pandemic. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our product sales, R&D service revenue, expenses and manufacturing.
In the U.S., the impact of COVID-19, including governmental orders governing the operation of non-essential businesses during the pandemic, has caused the temporary closure of our Redwood City, California facilities and has disrupted our research and development operations. Our Redwood City employees have been working from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K and are updated below as necessary.
Certain prior year amounts have been reclassified to conform to 2020 presentation. In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance requiring implementation of a new impairment model applicable to financial assets measured at amortized cost which, among other things required that accounts receivable, contract assets, unbilled receivables and related allowances be reclassified as financial assets.
Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2020, results of our operations for the three months ended March 31, 2020 and 2019, changes in stockholders' equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The interim results are not necessarily indicative of the results for any future interim periods or for the entire year. The results of the three months ended March 31, 2020 reflect the adoption of the accounting standards including: Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which added a new impairment model applicable to our financial assets measured at amortized cost, and (ii) ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which adjusts testing for goodwill impairment. See "Recently adopted accounting pronouncements" for details regarding the adoption of these standards.
The unaudited interim condensed consolidated financial statements include the accounts of Codexis, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly assess these estimates which primarily affect revenue recognition, the interest rate used to adjust the promised amount of consideration for the effects of a significant financial assets (comprised of accounts receivable, contract assets, and unbilled receivables), inventories, goodwill arising out of business acquisitions, accrued liabilities, stock awards, and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers, markets and economies.
Financial assets and Allowances
We currently sell primarily to pharmaceutical and fine chemicals companies throughout the world by the extension of trade credit terms based on an assessment of each customer's financial condition. Trade credit terms are generally offered without collateral and may include an insignificant discount for prompt payment for specific customers. To manage our credit exposure, we perform ongoing evaluations of our customers' financial conditions. In addition, accounts receivable include amounts owed to us under our collaborative research and development agreements. We recognize accounts receivable at invoiced amounts and we maintain a valuation allowance as follows:
Valuation Allowance from January 1, 2020
On and subsequent to January 1, 2020, our financial results reflect an impairment model (known as the “current expected credit loss model” or “CECL”) based on estimates and forecasts of future conditions requiring recognition of a lifetime of expected credit losses at inception on our financial assets measured at amortized costs which is comprised of accounts receivable, contract assets, and unbilled receivables. We have determined that our financial assets share similar risk characteristics including: (i) customer origination in the pharmaceutical and fine chemicals industry, (ii) similar historical credit loss pattern of customers (iii) no meaningful trade receivable differences in terms, (iv) similar historical credit loss experience and (v) our belief that the composition of certain assets are comparable to our historical portfolio used to develop loss history. As a result, we measured the allowance for credit loss (“ACL”) on a collective basis. Our ACL methodology considers how long the asset has been past due, the financial condition of the customers, which includes ongoing quarterly evaluations and assessments of changes in customer credit ratings, and other market data that we believe are relevant to the collectability of the assets. Nearly all financial assets are due from customers that are highly rated by major rating agencies and have a long history of no credit loss. We derive our ACL by establishing an impairment rate attributable to assets not yet identified as impaired.
We derive our ACL by initially relying on our historical financial asset loss rate which contemplates the full contractual life of the assets sharing similar risk characteristics, adjusted to reflect (i) the extent to which we have determined current conditions differ from the conditions that existed for the period over which historical loss information was evaluated and (ii) by taking into consideration the changes in certain macroeconomic historical and forecasted information. We apply the ACL to past due financial assets and record charges to the ACL as a provision to credit loss expense in the Statement of Operations. Financial assets we identify as uncollectible are also charged against the ACL. We adjust the impairment rate to reflect the extent to which we have determined current conditions differ from the conditions that existed for the period over which historical loss information was evaluated. Adjustments to historical loss information may be qualitative or quantitative in nature and reflect changes related to relevant data.

In the three months ended March 31, 2020, inputs to our CECL forecast incorporated forward-looking adjustments associated with the COVID-19 pandemic which we believe are appropriate to incorporate due to the uncertainty of the economic impact on cash flows from our financial assets.
Valuation Allowance before January 1, 2020
Prior to January 1, 2020, the allowances for doubtful accounts reflected our best estimates of probable losses inherent in our accounts receivable, contract assets, and unbilled receivables balances. The allowance determination was based on known troubled accounts, historical experience, and other currently available evidence. Uncollectible accounts receivable were written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries were recognized when they were received. Actual collection losses may differ from our estimates and could be material to our consolidated financial position, results of operations, and cash flows.
Goodwill
Goodwill represents the excess of consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment considering amongst other things, whether there have been sustained declines in the trading price of our stock on the Nasdaq Global Select Market. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We manage our business as two reporting units and we test goodwill for impairment at the reporting unit level. We allocated goodwill to the two reporting units using a relative fair value allocation methodology that primarily relied on our estimates of revenue and future earnings for each reporting unit. Using the relative fair value allocation methodology, we have determined that approximately 76% of goodwill was to be allocated to the Performance Enzymes segment and 24% allocated to the Novel Biotherapeutics segment. As a result of the calculation, $2.4 million of the goodwill is assigned to the Performance Enzymes segment and $0.8 million is assigned to the Novel Biotherapeutics segment. We test goodwill for impairment on an annual basis on the last day of the fourth fiscal quarter and, when specific circumstances dictate, between annual tests, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During 2020 and 2019 we did not record impairment charges related to goodwill. We test for goodwill impairment is as follows:
Goodwill impairment testing from January 1, 2020
On and subsequent to January 1, 2020, we test for goodwill impairment by comparing the fair value of each reporting unit to its respective carrying value. Using the relative fair value allocation methodology for assets and liabilities used in both of our reporting units, we compare the allocated carrying amount of each reporting unit’s net assets and the assigned goodwill to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Any excess of the reporting unit’s carrying amount of goodwill over its fair value is recognized as an impairment.
Goodwill impairment testing before January 1, 2020
Prior to January 1, 2020, the goodwill impairment test consisted of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compared the fair value of each reporting unit to its carrying value. Using the relative fair value allocation methodology for assets and liabilities used in both of our reporting units, we compared the allocated carrying amount of each reporting unit’s net assets and the assigned goodwill to its fair value. If the fair value of the reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired, and the second step of the impairment test was not required. The second step, if required, compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. Implied fair value was the excess of the fair value of the reporting unit over the fair value of all identified or allocated assets and liabilities. Any excess of the reporting unit’s carrying amount goodwill over the respective implied fair value was recognized as an impairment.
Interim Goodwill Impairment Testing
We tested goodwill for impairment in quarter ended March 31, 2020. In late 2019, COVID-19 was reported to have surfaced and has since spread worldwide. The impact of COVID-19 has caused a decline in global and domestic macroeconomic conditions, the general deterioration of the U.S. economy and other economies worldwide, all of which may negatively impact our overall financial performance, driving a reduction in our cash flows. We believe that the impact of the COVID-19 pandemic was a triggering event that gave rise to the need to perform a goodwill impairment test. We tested for goodwill impairment by comparing the fair value of each reporting unit to its respective carrying value. We used the relative fair value allocation methodology for assets and liabilities used in both of our reporting units. We compared the allocated carrying amounts of each reporting unit’s net assets at March 31, 2020 and the assigned goodwill to its fair value at March 31, 2020. We concluded that there was no goodwill impairment at March 31, 2020.

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
Income Taxes
Changes to Tax Law
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), P.L. 116-136,was passed into law, amending portions of certain relevant US tax laws. The CARES Act includes a number of federal income tax law changes, including, but not limited to: 1) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, 2) accelerating alternative minimum tax credit refunds, 3) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and 4) providing a technical correction for depreciation related to qualified improvement property. The Company is currently evaluating if it will claim the Employee Retention Credit and apply for payroll tax deferrals under the CARES Act.

Accounting Pronouncements
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the FASB's guidance on the impairment of financial instruments. The standard adds a new impairment model, known as CECL, which replaces the probable loss model. The CECL impairment model is based on estimates and forecasts of future conditions which requires recognition of a lifetime of expected credit losses at inception on financial assets measured at amortized costs. Our financial assets measured at amortized cost are comprised of accounts receivable, contract assets, and unbilled receivables. We adopted the new standard on January 1, 2020 using a modified retrospective approach requiring a cumulative-effect adjustment to the opening accumulated deficit as of the date of adoption. The ASU establishes a new valuation account “allowance for credit losses” replacing the “allowance for doubtful accounts” in the consolidated balance sheet, which is used to adjust the amortized cost basis of assets in presentation of the net amount expected to be collected. The adoption of this standard required certain additional disclosures but had no other impact on our unaudited condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit to its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted the standard on January 1, 2020 using a prospective approach. The adoption of this standard required certain additional disclosures but had no impact on our unaudited condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of the standard is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. The standard requires the use of the prospective method of transition for disclosures related to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop fair value measurements categorized within Level 3 of the fair value hierarchy, and narrative description of measurement uncertainty. All other amendments in the standard are required to be adopted retrospectively. We adopted the standard on January 1, 2020. Adoption of this standard had no impact on our unaudited condensed consolidated financial statements and related disclosures.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. ASU 2018-18 provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The standard also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. The standard is to be applied retrospectively to the date of the initial application of Topic 606 which also requires recognition of the cumulative effect of applying the amendments as an adjustment to the opening balance of retained earnings of the later or the earliest annual period presented and the annual period inclusive of the initial application of Topic 606. We adopted the standard on January 1, 2020. Adoption of this standard had no impact on our unaudited condensed consolidated financial statements and related disclosures.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate are expected to be discontinued as a result of the Reference Rate Reform. The standard is effective for all entities. The standard may be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

Note 3. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers into the nature of the products and services and geographic regions, and includes a reconciliation of the disaggregated revenue with reportable segments. The geographic regions that are tracked are the Americas (United States, Canada and Latin America), EMEA (Europe, Middle East and Africa), and APAC (Australia, New Zealand, Southeast Asia and China).
Segment information is as follows (in thousands):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$5,100	$—	$5,100	$7,988	$—	$7,988
Research and development revenue	5,774	3,796	9,570	2,099	5,496	7,595
Total revenues	$10,874	$3,796	$14,670	$10,087	$5,496	$15,583

Primary geographical markets:
Americas	$2,999	$2,226	$5,225	$2,838	$—	$2,838
EMEA	4,401	1,570	5,971	2,230	5,496	7,726
APAC	3,474	—	3,474	5,019	—	5,019
Total revenues	$10,874	$3,796	$14,670	$10,087	$5,496	$15,583

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	March 31, 2020	December 31, 2019
Contract Assets	$619	$1,027
Unbilled receivables	$13,949	$10,099
Contract Costs	$300	$—
Contract Liabilities: Deferred Revenue	$8,536	$2,044

We had no asset impairment charges related to contract assets in the three months ended March 31, 2020 and 2019.
During the three months ended March 31, 2020, decreases in contract assets were primarily due to contract assets that were subsequently invoiced as our right to consideration for goods and services became unconditional. Increases in unbilled receivables were primarily due to the timing of billings. The increase in deferred revenue were primarily due to cash advances received in excess of revenue recognized.

During the three months ended March 31, 2020 and 2019, we recognized the following revenues (in thousands):

	Three months ended March 31,
	2020	2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$57	$2,385
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(643)	136
Performance obligations satisfied from new activities in the period - contract revenue	15,256	13,062
Total revenues	$14,670	$15,583

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2020.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts (in thousands):

	Remainder of 2020	2021	2022 and Thereafter	Total
Product Revenue	$66	$364	$1,623	$2,053
Research and development revenue	5,776	707	—	6,483
Total revenues	$5,842	$1,071	$1,623	$8,536

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
Anti-Dilutive Securities
In periods of net loss, the weighted average number of shares outstanding, prior to the application of the treasury stock method, excludes potentially dilutive securities from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect. The following shares were not included in the computation of diluted net loss per share (in thousands):

	Three months ended March 31,
	2020	2019
Shares issuable under the Equity Incentive Plan	5,071	6,750

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
We received an upfront fee upon the execution of the agreement in July 2014 and milestone payments in each of the years from 2014 through April 2016. We completed the transfer of the CodeEvolver® protein engineering platform technology to GSK in April 2016 and all revenues relating to the technology transfer have been recognized as of April 2016. We have the potential to receive additional cumulative contingent payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology. We are also eligible to receive royalties based on net sales of GSK's sales of licensed enzyme products that are currently not being recognized.
In 2019, we received a $2.0 million milestone payment on the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology and we recognized research and development revenue of $2.0 million in the year ended December 31, 2019. We had no deferred revenue balances as of March 31, 2020 and December 31, 2019.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the "Merck CodeEvolver® Agreement") with Merck, Sharp & Dohme ("Merck") which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received an up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. We recognized research and development revenues of $0.9 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, for various research projects under our collaborative arrangement.
We have the potential to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® protein engineering technology platform. The API payments, which are currently not recognized in revenue, are based on the quantity of API developed and manufactured by Merck and will be recognized as usage-based royalties.
In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement to install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term. The license installation was completed in 2019 and we recognized $0.9 million as license fee revenue accordingly. Pursuant to the agreement, Merck has options to future technology enhancements for a specified fee. As of March 31, 2020, Merck has not exercised its option for technology enhancements. We recognized $25 thousand in research and development revenues under the terms of the amendment in the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, we had deferred revenue balances of $0.1 million and nil, respectively.
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
Pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices. Deferred revenues were offset against contract assets where the right of offset exists within the contract. We recognized revenue of $1.8 million and $5.3 million for the three months ended March 31, 2020, and 2019, respectively, in product revenue under this agreement.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment in December 2016 which was recorded as deferred revenues. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provides the customer material rights and we are recognizing revenues using the alternative method. As of March 31, 2020 and December 31, 2019, we had deferred revenue balances from the supply agreement of $2.0 million.
Global Development, Option and License Agreement and Strategic Collaboration Agreement
In October 2017, we entered into a Global Development, Option and License Agreement (the “Nestlé Agreement”) with Société des Produits Nestlé (formerly known as Nestec Ltd.) (“Nestlé Health Science”) and, solely for the purpose of the integration and the dispute resolution clauses of the Nestlé Agreement, Nestlé Health Science S.A., to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU.
We received an upfront cash payment of $14.0 million in 2017 upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of nil and $1.3 million in research and development revenue for the three months ended March 31, 2020 and 2019, respectively. We had deferred revenue balances related to the development fees attributed to the milestone payment and up-front fees of a nominal amount at March 31, 2020 and $13 thousand at December 31, 2019.
In January 2019, we received notice from the FDA that it had completed its review of our investigational new drug application ("IND") for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU and paid us $3.0 million which we recognized as research and development revenue in 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
In addition to the Nestlé Agreement, we and Nestlé Health Science entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental payment of $0.6 million in September 2018 for additional services. We recognized research and development fees of $1.6 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The Strategic Collaboration Agreement has been extended through December 2021.

Development Agreement
In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of Codexis’ biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the agreement and $1.5 million upon the first anniversary of the effective date of the agreement. We completed the technical transfer in the fourth quarter of 2018 and recognized $2.8 million in research and development revenue. We recognized revenue related to the functional license provided to Porton at a point in time when control of the license was transferred to the customer. We recognized research and development revenue related to the Porton Agreement of $0.1 million and nil in the three months ended March 31, 2020 and 2019, respectively.
Commercial Agreement
In April 2019, we entered into a multi-year commercial agreement with Tate & Lyle under which Tate & Lyle has received an exclusive license to use a suite of Codexis novel performance enzymes in the manufacture of Tate & Lyle’s zero-calorie stevia sweetener, TASTEVA® M, and other stevia products. Under the agreement, we will supply Tate & Lyle with its requirements for these enzymes over a multiple year period and receive royalties on stevia products. We recognized a nominal amount of royalty revenue for the three months ended March 31, 2020 in product revenue under this agreement.
Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Under the Novartis CodeEvolver® Agreement, we will transfer Codexis' proprietary CodeEvolver® protein engineering platform technology to Novartis over approximately 20 months, starting with the date on which we commence the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, our company provided to Novartis Codexis’ proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of Codexis and Novartis scientists participated in technology training sessions and collaborative research projects at Codexis’ laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver® protein engineering platform technology installed at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4.0 million subject to satisfactory completion of the second technology transfer milestone and an additional $5.0 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period, Novartis will pay Codexis annual payments which amount to an additional $8.0 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage, and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer performance obligation, which is expected to occur over twenty months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $2.4 million in research and development revenue for the three months ended March 31, 2020 from the Novartis CodeEvolver® Agreement.
In April 2020, we achieved a technology transfer milestone associated with the Novartis CodeEvolver® Agreement. (See Note 15, "Subsequent Events" for more details.)

License Agreement
In December 2019, we entered a license agreement with Roche Sequencing Solutions, Inc. (“Roche”) to provide Roche with Codexis’ EvoT4 DNA™ ligase high-performance molecular diagnostic enzyme. The royalty bearing license grants Roche worldwide rights to include the EvoT4 DNA™ ligase in its nucleic acid sequencing products and workflows. Under the license agreement, we received an initial collaboration fee payment within 45 days of the effective date of the agreement and we are eligible to receive an additional milestone within 60 days after the completion of technology transfer. The agreement also contemplates milestone payments to Codexis upon the achievement of various development and commercialization events and royalty payments from commercial sales of the enzyme. We recognized research and development fees of $0.7 million for the three months ended March 31, 2020.
Strategic Collaboration and License Agreement
In March 2020, we entered into a Strategic Collaboration and License Agreement (the “Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”) under which we will research and develop protein sequences for use in gene therapy products for certain diseases (each, a “Field”) in accordance with each applicable program plan (each, a “Program Plan”).
In March 2020, we received an up-front nonrefundable cash payment of $8.5 million and we initiated activities under three Program Plans for Fabry Disease, Pompe Disease, and an unnamed blood factor deficiency respectively (the “Initial Programs”). We are primarily responsible for the research and development of protein sequences under the Program Plans (the “Protein Sequences”) and we are eligible to receive up to $22.3 million of research and development fees and pre-clinical milestone payments for the Initial Programs. Takeda has the right, but not the obligation, to develop, manufacture and commercialize gene therapy products that include nucleic acid sequences that encode the Protein Sequences (“Products”) at their expense. Takeda has the right to a certain number of additional disease indications (“Reserved Target Indications”) for a limited period in which Takeda may initiate a Program Plan for one or more Reserved Target Indications (“Additional/Option Program,” with Initial Programs, the “Programs”), provided, (a) if Takeda elects to initiate an Additional/Option Program while the parties are collaborating on three other Programs at the time of such election, or (b) if Takeda elects to initiate an Additional/Option Program using the last remaining Reserved Target Indication, then Takeda must pay us an option exercise fee to initiate such Additional/Option Program. We will own all rights to the Protein Sequences and corresponding nucleic acid sequences and related intellectual property rights and Takeda will own all rights to Products and related intellectual property rights.
We granted to Takeda an exclusive, worldwide, royalty-bearing, sublicensable license to use the Protein Sequences and their corresponding nucleic acid sequences to develop, manufacture and commercialize the applicable Products in the applicable Field. We also granted to Takeda a limited non-exclusive, worldwide, sublicensable license (a) to research the Protein Sequences within or outside the applicable Fields and (b) to research the Products outside of the applicable Fields, which such rights exclude Takeda's right to perform any Investigational New Drug-enabling activities. The licenses to research the Protein Sequences expire after a pre-determined period of time.
The term of the Takeda Agreement begins on the Effective Date and continues on a Product-by-Product and country-by-country basis, until the expiration of Takeda’s obligation to pay royalties to the Company with respect to that Product in that country. The Takeda Agreement expires in its entirety upon the expiration of Takeda’s obligation to pay royalties to the Company with respect to the Products in all countries worldwide. Subject to the terms of the Takeda Agreement, and after the first anniversary of the Effective Date with respect to the Initial Programs or after the first anniversary of confirmation of the applicable Program Plan by the parties with respect to the Additional/Option Programs, Takeda may terminate a Program upon specified prior written notice to the Company. Subject to the terms of the Takeda Agreement, Takeda may terminate the Takeda Agreement, at will, on a Product-by-Product basis upon specified prior written notice to the Company and the Takeda Agreement in its entirety upon specified prior written notice to the Company. Subject to the terms of the Takeda Agreement, Takeda may terminate the Takeda Agreement on a Product-by-Product basis for safety reasons upon specified prior written notice to the Company. Either party may terminate the Takeda Agreement for an uncured material breach by the other party, or the other party’s insolvency or bankruptcy.
We are eligible to receive certain development and commercialization milestone payments up to $100.0 million per target gene, the modulation of which would lead to the treatment of the disease indications by the applicable Product. We are also eligible to receive tiered royalties based on net sales of Products at percentages ranging from the middle-single digits to low single-digits. We recognized research and development revenue related to the Takeda Agreement of $2.2 million in the three months ended March 31, 2020. As of March 31, 2020 we had deferred revenue balance of $6.4 million from Takeda.

Note 6. Cash Equivalents
Cash equivalents at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020		December 31, 2019
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$68,460	$68,460	$71,248	$71,248
(1) Money market funds are classified in cash and cash equivalents on our unaudited condensed consolidated balance sheets.

As of March 31, 2020, the total cash and cash equivalents balance of $87.3 million was comprised of money market funds of $68.5 million and cash of $18.8 million held with major financial institutions worldwide. As of December 31, 2019, the total cash and cash equivalents balance of $90.5 million was comprised of money market funds of $71.2 million and cash of $19.3 million held with major financial institutions worldwide.

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$68,460	$—	$—	$68,460

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$71,248	$—	$—	$71,248

Note 8. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$104	$7
Work-in-process	8	26
Finished goods	589	338
Inventories	$701	$371

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Laboratory equipment	$24,323	$23,561
Leasehold improvements	10,804	10,804
Computer equipment and software	3,098	3,016
Office equipment and furniture	1,329	1,461
Construction in progress	467	691
Property and equipment	40,021	39,533
Less: accumulated depreciation and amortization	(33,374)	(33,251)
Property and equipment, net	$6,647	$6,282

Goodwill
Goodwill had a carrying value of approximately $3.2 million as of March 31, 2020 and December 31, 2019.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued purchases	$5,654	$4,386
Accrued professional and outside service fees	3,111	1,802
Other	158	352
Total	$8,923	$6,540

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

Stock Options
The option exercise price for incentive stock options must be at least 100% of the fair value of our common stock on the date of grant and the option exercise price for non-statutory stock options is 85% of the fair value of our common stock on the date of grant, as determined by the Board. If, at the time of a grant, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all of our outstanding capital stock, the exercise price for these options must be at least 110% of the fair value of the underlying common stock. Stock options granted to employees generally have a maximum term of 10 years and vest over four years from the date of grant, of which 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee's termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.
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
Performance-contingent Restricted Stock Units (PSUs) and Performance Based Options (PBOs)
We also grant our executives and our non-executive employees PSUs, and we grant our executives PBOs. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences. Once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to half the number of PSUs granted and one-quarter the number of shares underlying the PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to the number of PSUs granted and half of the shares underlying the PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the PSUs would be equal to two times the number of PSUs granted and equal to the number of PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the PSUs and PBOs or between the target level and superior levels for the PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the PSUs and PBOs.
In the first quarter of 2020, we awarded PSUs ("2020 PSUs") and PBOs ("2020 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including sustained revenue and performance enzyme growth, strategic advancements of biotherapeutics pipeline, safety and technology development. As of March 31, 2020, we estimated that the 2020 PSUs and 2020 PBOs performance goals would be achieved at 100% of the target level, and recognized expenses accordingly.
In the first quarter of 2019, we awarded PSUs ("2019 PSUs") and PBOs ("2019 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including sustained revenue and performance enzyme growth, strategic advancement of biotherapeutics, cash balance and strategic plan development. In the first quarter of 2020, we determined that the 2019 PSUs and 2019 PBOs performance goals had been achieved at 84% of the target level, and recognized expenses accordingly. Accordingly, 50% of the shares underlying the 2019 PSUs and PBOs vested in the first quarter of 2020 and 50% of the shares underlying the 2019 PSUs and PBOs will vest in the first quarter of 2021, in each case subject to the recipient’s continued service on each vesting date.
In the first quarter of 2018, we awarded PSUs ("2018 PSUs") and PBOs ("2018 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including core business revenue growth, cash balance, new licensing collaborations, new research and development service revenue arrangements, technology advancement and novel therapeutic enzymes advancement. In the first quarter of 2019, we determined that the 2018 PSUs and 2018 PBOs performance goals had been achieved at 118% of the target level, and recognized expenses accordingly. Accordingly, 50% of the shares underlying the 2018 PSUs and PBOs vested in the first quarter of 2019 and 50% of the shares underlying the 2018 PSUs and PBOs vested in the first quarter of 2020, in each case subject to the recipient’s continued service on each vesting date.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$424	$388
Selling, general and administrative	1,745	1,675
Total	$2,169	$2,063
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$541	$554
RSUs and RSAs	599	461
PSUs	331	391
PBOs	698	657
Total	$2,169	$2,063
As of March 31, 2020, unrecognized stock-based compensation expense, net of expected forfeitures, was $4.7 million related to unvested employee stock options, $2.4 million related to unvested RSUs and RSAs, $1.2 million related to unvested PSUs, and $2.0 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through the year of 2024.

Note 10. Capital Stock
Exercise of Options
For the three months ended March 31, 2020 and March 31, 2019, 5,333 and 218,572 shares, respectively, were issued upon option exercises at a weighted-average exercise price of $7.31 and $3.55 per share, respectively, with net cash proceeds of $39.0 thousand and $0.8 million, respectively.

Note 11. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 77,300 square feet of office and laboratory space in four buildings within the same business park of Metropolitan Life Insurance Company ("MetLife"). Our lease (“Lease”) with MetLife includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the “Penobscot Space”), approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the “Building 2 Space”), and approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”).
Until January 31, 2020, we also leased approximately 29,900 square feet of space located at 101 Saginaw Drive, Redwood City, California (the “Saginaw Space”). During the period January 1, 2020 through January 31, 2020, we subleased approximately 26,500 square feet of the Saginaw Space to Minerva Surgical, Inc. The lease and sublease for the Saginaw Space both expired at the end of January 2020. During the period from February 1, 2020 through April 30, 2020, we are subleasing approximately 3,400 square feet of the Saginaw Space from Minerva Surgical, Inc. This sublease will end on April 30, 2020.

We entered into the initial lease with MetLife for a portion of this space in 2004 and the lease has been amended multiple times since then to adjust space and terms of the lease ("Lease"). In February 2019, we have entered into an Eighth Amendment to the Lease ( the “Eighth Amendment”) with MetLife with respect to the Penobscot Space, the Building 2 Space and the 501 Chesapeake Space to extend the term of the Lease for additional periods. Pursuant to the Eighth Amendment, the term of the lease of the Penobscot Space and the Building 2 Space has been extended through May 2027. The lease term for the 501 Chesapeake Space has been extended to May 2029. We have two consecutive options to extend the term of the lease for the Penobscot Space, the Building 2 Space and the 501 Chesapeake Space for an additional period of five years per option.

We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of March 31, 2020 and December 31, 2019, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal.
Pursuant to the terms of the Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of March 31, 2020 and December 31, 2019, and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.
Finance Leases
In December 2016, we entered into a three-year financing lease agreement with a third party supplier for the purchase of laboratory equipment that was partially financed through a finance lease of approximately $0.4 million. The lease became effective upon delivery of the equipment in February 2017, and the term of the lease was three years from the effective date was expired in February 2020. This financing agreement was accounted for as a finance lease due to bargain purchase options at the end of the lease. In April 2017, we entered into a three-year financing lease agreement with a third-party supplier for the purchase of information technology equipment for approximately $0.3 million. The effective date of the lease was May 19, 2017 and the term of the lease was three years to be expired in April 2020.
Lease Costs and other information
Lease related costs were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Finance lease costs:
Amortization of right-of-use assets	$54	$54
Interest on lease obligations	—	4
Finance lease costs	54	58
Operating lease cost	1,068	1,178
Short-term lease cost (1)	31	—
Sublease income	(55)	(211)
Total lease cost	$1,098	$1,025
(1) Short-term lease costs on leases with terms of over one month and less than one year.
Other information related to non-cancellable finance leases and operating leases under non-cancellable subleases as of March 31, 2020 was as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.4 years	0.1 years
Weighted-average discount rate	6.6%	5.0%

Cash paid for amounts included in the measurement of lease obligations was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating cash flows from operating leases	$354	$812
Operating cash flows from finance leases	$—	$5
Financing cash flows from finance leases	$51	$59

As of March 31, 2020, our maturity analysis of annual undiscounted cash flows of the non-cancellable finance and operating leases are as follows (in thousands):

Years ending December 31,	Finance Leases	Operating Leases
2020 (remaining 9 months)	$9	$2,462
2021	—	4,197
2022	—	4,285
2023	—	4,589
2024	—	4,726
2025 and thereafter	—	13,494
Total minimum lease payments	9	33,753
Less: imputed interest	—	(7,619)
Lease Obligations	$9	$26,134

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$847
Development and manufacturing services agreements	September 2019	5,084
Total other commitments		$5,931
Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At March 31, 2020 and December 31, 2019, we have not drawn from the Credit Facility. We may draw on the Revolving Line of Credit at any time prior to the September 30, 2020 maturity date. On October 1, 2023, loans drawn under the Term Debt mature and the Revolving Line of Credit terminates. Loans made under the Term Debt bears interest through maturity at a variable rate based on the LIBOR plus 3.60%. Advances under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenue levels and maintaining certain minimum cash levels with the lender. The Credit Facility's financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At March 31, 2020, we were in compliance with the covenants for the Credit Facility.
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
Impact of COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including the duration and severity of the pandemic and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be disrupted as a result of local shelter-in-place orders and any disruptions in operations of our customers with whom we collaborate. For the three months ended March 31, 2020, the COVID-19 pandemic resulted in lower research and development revenues of approximately $0.6 million as completion of certain R&D services were deferred to the future periods. We are unable to fully determine and quantify the extent to which delays in our R&D projects will be affected by the COVID-19 pandemic. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our product sales, R&D service revenue, expenses and manufacturing.
In the U.S., the impact of COVID-19, including governmental orders governing the operation of non-essential businesses during the pandemic, has caused the temporary closure of our Redwood City, California facilities and has disrupted our research and development operations. Our Redwood City employees have been working from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain.

Note 12. Related Party Transactions
AstraZeneca PLC
Pam P. Cheng, a member of our board of directors, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sell biocatalyst products to AstraZeneca PLC and its controlled purchasing agents and contract manufacturers.
We recognized $0.1 million and nominal revenue in the three months ended March 31, 2020, and 2019, respectively, from transactions with AstraZeneca PLC and its controlled purchasing agents and contract manufacturers. At March 31, 2020 and December 31, 2019, we had $0.1 million and $0.3 million of receivables from AstraZeneca PLC and its controlled purchasing agents and contract manufacturers, respectively.

Note 13. Segment, Geographical and Other Revenue Information
Segment Information
We manage our business as two business segments: Performance Enzymes and Novel Biotherapeutics, which are based on our operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision making group, in deciding how to allocate resources, and in assessing performance. Our CODM is our Chief Executive Officer. Our business segments are primarily based on our organizational structure and our operating results as used by our CODM in assessing performance and allocating resources for our company.
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
We have also developed a pipeline of other biotherapeutic drug candidates, which are in preclinical development, and in which we expect to continue to make additional investments with the aim of advancing additional product candidates targeting other therapeutic areas. In March 2020 we entered into the Takeda Agreement with Takeda under which we will research and develop protein sequences for use in gene therapy products for certain diseases.
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
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$5,100	$—	$5,100	$7,988	$—	$7,988
Research and development revenue	5,774	3,796	9,570	2,099	5,496	7,595
Total revenues	10,874	3,796	14,670	10,087	5,496	15,583
Costs and operating expenses:
Cost of product revenue	2,541	—	2,541	4,391	—	4,391
Research and development(1)	5,696	4,925	10,621	4,442	3,317	7,759
Selling, general and administrative(1)	2,345	591	2,936	2,101	517	2,618
Total segment costs and operating expenses	10,582	5,516	16,098	10,934	3,834	14,768
Income (loss) from operations	$292	$(1,720)	(1,428)	$(847)	$1,662	815
Corporate costs (2)			(5,727)			(5,575)
Depreciation and amortization			(492)			(373)
Loss before income taxes			$(7,647)			$(5,133)
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

The following table provides stock-based compensation expense included in loss from operations (in thousands):

	Three months ended March 31,
	2020				2019
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$756	$241	$1,172	$2,169	$636	$141	$1,286	$2,063

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Three Months Ended March 31,
	2020	2019
Customer A	24%	41%
Customer B	19%	—%
Customer C	15%	—%
Customer D	11%	35%
Customers that each accounted for 10% or more of accounts receivable had balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	March 31, 2020	December 31, 2019
Customer A	47%	38%
Customer D	—%	10%
* Percentage was less than 10%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues
Americas	$5,225	$2,838
EMEA	5,971	7,726
APAC	3,474	5,019
Total revenues	$14,670	$15,583

Identifiable long-lived assets by location was as follows (in thousands):

Long-lived assets	March 31, 2020	December 31, 2019
United States	$6,647	$6,282

Identifiable goodwill was as follows (in thousands):

	March 31, 2020			December 31, 2019
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241	$2,463	$778	$3,241

Note 14. Allowance for Credit Losses
An analysis of the allowance for credit losses is as follows (in thousands):

Three months ended March 31, 2020
Beginning Balance January 1, 2020	$34
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending Balance March 31, 2020	$34

The following tables below summarizes accounts receivable by aging category (in thousands):

	March 31, 2020
	31-60 Days	61-90 Days	91 days and over	Total over 31 days	Current	Total balance
Accounts receivable	$745	$—	$40	$785	$7,599	$8,384

	December 31, 2019
	31-60 Days	61-90 Days	91 days and over	Total over 31 days	Current	Total balance
Accounts receivable	$185	$7	$65	$257	$8,806	$9,063

Note 15. Subsequent Events
Achievement of milestone under Platform Technology Transfer and License Agreement
In April 2020, we achieved a technology transfer milestone associated with the Novartis CodeEvolver® Agreement. We are entitled to receive $4.0 million within 60 days of achievement of the technology transfer milestone.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020 (the “Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A: “Risk Factors” of our Annual Report, as incorporated herein and referenced in Part II, Item 1A: “Risk Factors" of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
As evidence of our strategy to extend our technology beyond pharmaceutical manufacturing, we have also used the technology to develop protein catalysts and industrial enzymes for use in a wider set of industrial markets. These target industries consist of several large market verticals, including food and food ingredients, animal feed, consumer care, flavors, fragrances and agricultural chemicals. In addition, we are using our technology to develop enzymes for customers using next generation sequencing ("NGS") and polymerase chain reaction ("PCR/qPCR") for in vitro molecular diagnostic and genomic research applications. In December 2019, we entered into a license agreement to provide Roche Sequencing Solutions, Inc. ("Roche") with our first enzyme for this target market, Codexis’ EvoT4™ DNA ligase.

We have also begun using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both for our customers and for our own business. Our first lead program was for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into the "Nestlé Agreement” with Nestlé Health Science to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. In January 2020, we entered a development agreement with Nestlé Health Science to advance a lead candidate, CDX-7108, into preclinical development and early clinical studies. CDX-7108 is the lead candidate for a potential treatment for a gastro-intestinal disorder. In parallel, the original Strategic Collaboration Agreement was extended through December 2021 to support the discovery of therapeutic candidates for additional disorders. In March, 2020, we entered into a Strategic Collaboration and License Agreement (“Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), for the research and development of novel gene therapies for certain disease indications, including the treatment of lysosomal storage disorders and blood factor deficiencies.

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
Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Our first lead program was for the potential treatment of hyperphenylalaninemia (“HPA”) (also referred to as PKU) in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a global development, option and license agreement with Nestlé Health Science, to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, which was conducted in Australia. In November 2018, we announced top-line results from the Phase 1a study in healthy volunteers with CDX-6114. In December 2018, Nestlé Health Science became obligated to pay us an additional $1.0 million within 60 days after the achievement of a milestone relating to formulation of CDX-6114. In January 2019, we received notice from the U.S. Food and

Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019.
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
Using our CodeEvolver® protein engineering platform technology, we have also developed a pipeline of other biotherapeutic drug candidates, which are in preclinical development. We expect to continue to make additional investments in our pipeline with the aim of advancing additional product candidates targeting other therapeutic areas.
In March 2020, we entered into the Takeda Agreement with Takeda in which we will collaborate to research and develop protein sequences for use in gene therapy products for certain disease indications in accordance with each applicable program plans for Fabry Disease, Pompe Disease, and an unnamed blood factor deficiency. In March 2020, we received a one-time, non-refundable cash payment of $8.5 million.
For further description of our business segments, see Note 13, "Segment, Geographical and Other Revenue Information" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Business Update Regarding COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including the duration and severity of the pandemic and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be disrupted as a result of local shelter-in-place orders and any disruptions in operations of our customers with whom we collaborate. For the three months ended March 31, 2020, the COVID-19 pandemic resulted in lower research and development revenues of approximately $0.6 million as completion of certain R&D services were deferred to the future periods. We are unable to fully determine and quantify the extent to which delays in our R&D projects will be affected by the COVID-19 pandemic. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our product sales, R&D service revenue, expenses and manufacturing.
In the U.S., the impact of COVID-19, including governmental orders governing the operation of non-essential businesses during the pandemic, has caused the temporary closure of our Redwood City, California facilities and has disrupted our research and development operations. Our Redwood City employees have been working from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

Results of Operations Overview
Revenues decreased to $14.7 million for the first quarter of 2020 from $15.6 million in the first quarter of 2019, due to decreases in product revenue partially offset by increases in research and development revenue. Product revenue for the first quarter of 2020 decreased by $2.9 million to $5.1 million from $8.0 million in the first quarter of 2019 primarily due to timing of customer demand for branded products.
Research and development revenue increased by $2.0 million for the first quarter of 2020 to $9.6 million from $7.6 million in the first quarter of 2019, primarily due to revenues from Novartis under the Novartis CodeEvolver® Agreement and recognition of license fees from Takeda under the Takeda Agreement, partially offset by prior year functional license fee revenue from Nestlé Health Science. For the three months ended March 31, 2020, the COVID-19 pandemic resulted in lower research and development revenues of approximately $0.6 million as completion of certain R&D services were deferred to the future periods.
Product gross margins were 50% for the first quarter of 2020, compared to 45% in the same period in 2019, due to improved product mix. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data are used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis.
Research and development expense increased by $3.0 million, or 37%, to $11.0 million for the first quarter of 2020, compared to the first quarter of 2019, primarily due to an increase in costs associated with outside services relating to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses, higher headcount, and higher allocable expenses.
Selling, general and administrative expense increased by $0.6 million, or 7%, to $9.0 million for the first quarter of 2020, compared to the first quarter of 2019, primarily due to an increase in costs associated with accounting fees and outside services, and higher facilities and headcount offset by lower allocable expenses.
Net loss for the first quarter of 2020 was $7.7 million, representing a net loss of $0.13 per basic and diluted share. This compares to a net loss of $5.1 million, representing a net loss of $0.09 per basic and diluted share for the first quarter of 2019. The increase in net loss for the first quarter of 2020 over the same period of the prior year is primarily related to higher operating expenses and decreases in product revenue partially offset by increases in research and development revenue.
Cash and cash equivalents decreased by $3.2 million to $87.3 million as of March 31, 2020 compared to $90.5 million as of December 31, 2019. Net cash used in operating activities decreased to $1.4 million in the three months ended March 31, 2020 compared to $2.9 million in the three months ended March 31, 2019. We believe that based on our current level of operations, our existing cash, and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2019, we entered into a Seventh Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2020. We may draw on the Term Debt at any time prior to September 30, 2020, subject to customary conditions for funding including, among others, that no event of default exists. As of March 31, 2020, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 11, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues increased by $0.8 million, or 8%, to $10.9 million for the three months ended March 31, 2020, compared to the first quarter of 2019, primarily due to revenues from Novartis under the Novartis CodeEvolver® Agreement and revenue under a license agreement with Roche providing our EvoT4 DNA™ ligase high-performance molecular diagnostic enzyme, partially offset by a decrease in product revenue due to timing of customer demand for branded products.
Product gross margins were 50% in the three months ended March 31, 2020, compared to 45% in the corresponding period in 2019 due to improved product mix.
Research and development expense increased by $1.3 million, or 28%, to $5.7 million for the first quarter of 2020, compared to the first quarter of 2019, primarily due to an increase in costs associated with higher headcount and higher allocable expenses.
Selling, general and administrative expense increased by $0.2 million, or 12% to $2.3 million for the first quarter of 2020, compared to the first quarter of 2019, primarily due to an increase in costs associated with accounting fees and outside services, and higher facilities and headcount offset by lower allocable expenses.
Novel Biotherapeutics
Revenues decreased by $1.7 million, or 31%, to $3.8 million for the three months ended March 31, 2020, compared to the first quarter of 2019 primarily due to a decrease in prior year functional license fee revenue from Nestlé Health Science and partially offset by recognition of revenue under the Takeda Agreement.
Research and development expense increased by $1.6 million, or 48%, to $4.9 million for the first quarter of 2020, compared to the first quarter of 2019, primarily due to an increase in costs associated with outside services relating to
CMC, regulatory expenses, higher outside services, higher headcount and higher stock compensation expense.
Selling, general and administrative expense increased by $0.1 million, or 14%, to $0.6 million for the first quarter of 2020, compared to the first quarter of 2019, primarily due to an increase in costs associated with higher headcount, higher allocable expense and higher stock-based compensation.
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
We received an up-front fee upon the execution of the agreement in July 2014 and milestone payments in each of the years from 2014 through April 2016. We completed the transfer of the CodeEvolver® protein engineering platform technology to GSK in April 2016 and all revenues relating to the technology transfer have been recognized as of April 2016. We have the potential to receive additional cumulative contingent payments that range from $5.75 million to $38.5 million per project based on GSK’s successful application of the licensed technology. We are also eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using our CodeEvolver® protein engineering platform technology.
In September 2019, we recognized revenue of $2.0 million for the milestone payment from GSK relating to the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology. We recognized no research and development revenue for the three months ended March 31, 2020 and 2019. We had no deferred revenue balances as of March 31, 2020 and December 31, 2019.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® platform technology transfer collaboration and license agreement (the "Merck CodeEvolver® Agreement") with Merck, Sharp & Dohme ("Merck"), which allows Merck to use the CodeEvolver® protein engineering technology platform in the field of human and animal healthcare.
We received an up-front license fee upon execution of the Merck CodeEvolver® Agreement, and milestone payments in September 2015 and in September 2016, when we completed the transfer of the engineering platform technology. Additionally, we recognized research and development revenues of $0.9 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, for various research projects under our collaborative arrangement.
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
In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement to install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term. The license installation was completed in 2019 and we recognized $0.9 million as license fee revenue accordingly. Pursuant to the agreement, Merck has options to future technology enhancements for a specified fee. As of March 31, 2020, Merck has not exercised its option for technology enhancements. We recognized $25 thousand in research and development revenues under the terms of the amendment in the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, we had deferred revenue balances of $0.1 million and nil, respectively.
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
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million are being recognized over time as the development work is being performed. Revenue is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized development fees of nil for the three months ended March 31, 2020, compared to $1.3 million for the three months ended March 31, 2019 in research and development revenue.
In January 2019, we received notice from the U.S. Food and Drug Administration (the "FDA") that it had completed its review of our investigational new drug application (" IND") for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized in the first quarter of 2019 as research and development revenue. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019. We are eligible to receive payments from Nestlé Health Science under the Nestlé Agreement that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
In addition to the Nestlé Agreement, we and Nestlé Health Science entered into a Strategic Collaboration Agreement (the “Strategic Collaboration Agreement”) pursuant to which we and Nestlé Health Science will collaborate to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. Under the Strategic Collaboration Agreement, we received an upfront payment of $1.2 million in 2017 and an incremental $0.6 million payment in September 2018 for additional services. We recognized research and development fees of $1.6 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019.
Development Agreement
In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate, CDX-7108, targeting a gastro-intestinal disorder discovered through our Strategic Collaboration Agreement into pre-clinical and early clinical studies. The Strategic Collaboration Agreement was extended through December 2021.
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
Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Under the Novartis CodeEvolver® Agreement, we will transfer Codexis' proprietary CodeEvolver® protein engineering platform technology to Novartis over approximately 20 months starting with the date on which we commence the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, our company provided to Novartis Codexis’ proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of Codexis and Novartis scientists participated in technology training sessions and collaborative research projects at Codexis’ laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver® protein engineering platform technology installed at its designated laboratory. Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4.0 million subject to satisfactory completion of the second technology transfer milestone and an additional $5.0 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8.0 million. Codexis also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer performance obligation, which is expected to occur over twenty months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $2.4 million in research and development revenue for the three months ended March 31, 2020 from the Novartis CodeEvolver® Agreement.
In April 2020, we achieved a technology transfer milestone associated with the Novartis CodeEvolver® Agreement. See Note 15, "Subsequent Events" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more details.
Strategic Collaboration and License Agreement
In March 2020, we entered into a Strategic Collaboration and License Agreement (the “Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”) under which we will collaborate to research and develop protein sequences for use in gene therapy products for certain diseases. On execution of the Takeda Agreement, we received an up-front non-refundable cash payment of $8.5 million. We recognized license fees of $2.1 million as research & development revenue in the three months ended March 31, 2020. Other potential payments from Takeda include (i) reimbursement of research and development fees and pre-clinical approval milestones for initial programs of up to $22.3 million, (ii) development and commercialization-based milestones, per target gene, of up to $100.0 million, the modulation of which leads to treatment of certain diseases by the applicable product, and (iii) tiered royalties, at percentages ranging from the middle-single digit to low single-digit of sales of the applicable product.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
	2020	2019	$	%
Revenues:
Product revenue	$5,100	$7,988	$(2,888)	(36)%
Research and development revenue	9,570	7,595	1,975	26%
Total revenues	14,670	15,583	(913)	(6)%
Costs and operating expenses:
Cost of product revenue	2,541	4,391	(1,850)	(42)%
Research and development	10,967	8,016	2,951	37%
Selling, general and administrative	8,989	8,415	574	7%
Total costs and operating expenses	22,497	20,822	1,675	8%
Loss from operations	(7,827)	(5,239)	(2,588)	(49)%
Interest income	266	231	35	15%
Other expenses, net	(86)	(125)	(39)	(31)%
Loss before income taxes	(7,647)	(5,133)	(2,514)	(49)%
Provision for income taxes	5	3	2	67%
Net loss	$(7,652)	$(5,136)	$(2,516)	(49)%

Revenues
Our revenues comprise product revenue and research and development revenue as follows:
•Product revenue consists of sales of protein catalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits.
•Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
The following table shows the amounts of our product revenue and research and development revenue from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
(In Thousands)	2020	2019	$	%
Product revenue	$5,100	$7,988	$(2,888)	(36)%
Research and development revenue	9,570	7,595	1,975	26%
Total revenues	$14,670	$15,583	$(913)	(6)%
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
Total revenues decreased by $0.9 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a decrease in product revenue partially offset by an increase in research and development revenue. The decrease in product revenue was primarily due to timing of customer demand for branded products.

Research and development revenue increased by $2.0 million in the three months ended March 31, 2020, compared to the same period in 2019, primarily due to revenues from Novartis under the Novartis CodeEvolver® Agreement and recognition of license fees from Takeda under the Takeda Strategic Collaboration and License Agreement, partially offset by prior year functional license fee revenue from Nestlé Health Science. For the three months ended March 31, 2020, the COVID-19 pandemic resulted in lower research and development revenues of approximately $0.6 million as completion of certain R&D services were deferred to the future periods.
Cost and Operating Expenses
Our cost and operating expenses comprise cost of product revenue, research and development expense, and selling, general and administrative expense. The following table shows the amounts of our cost of product revenue, research and development expense, and selling, general and administrative expense from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
(In Thousands)	2020	2019	$	%
Cost of product revenue	$2,541	$4,391	$(1,850)	(42)%
Research and development	10,967	8,016	2,951	37%
Selling, general and administrative	8,989	8,415	574	7%
Total costs and operating expenses	$22,497	$20,822	$1,675	8%

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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended March 31,		Change
(In Thousands)	2020	2019	$	%
Product revenue	$5,100	$7,988	$(2,888)	(36)%
Cost of product revenue	2,541	4,391	(1,850)	(42)%
Product gross profit	$2,559	$3,597	$(1,038)	(29)%
Product gross margin (%)	50%	45%
Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
Product gross margins were 50% in the three months ended March 31, 2020, compared to 45% in the corresponding period in 2019 due to variations in product mix.
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
Research and development expenses increased by $3.0 million, or 37%, in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to an increase in costs associated with outside services relating to CMC and regulatory expenses, higher headcount, and higher allocable expenses.

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
Selling, general and administrative expenses increased by $0.6 million, or 7%, in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to an increase in costs associated with accounting fees and outside services, and higher facilities and headcount offset by lower allocable expenses.
Interest Income and Other Expense

	Three months ended March 31,		Change
(In Thousands)	2020	2019	$	%
Interest income	$266	$231	$35	15%
Other expense, net	(86)	(125)	(39)	(31)%
Total other income	$180	$106	$74	70%
Interest Income
Interest income increased by $35 thousand in the three months ended March 31, 2020, compared to the same period in 2019 primarily due to higher levels of cash and cash equivalents which earned lower average interest rates.
Other Expense
Other expense decreased by $39 thousand in the three months ended March 31, 2020, compared to the same period in 2019, primarily due to an unrealized loss of $0.1 million investment loss in the prior year, partially offset by increases in losses due to fluctuations in foreign currency.
Provision for Income Taxes
We recognized an income tax provision of $5 thousand and $3 thousand in the three months ended March 31, 2020 and 2019, respectively. The increase in income tax expense was due to additional interest recorded on uncertain tax positions from previous years. We continue to maintain a full valuation allowance against our net deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be realized.
Net loss
Net loss for the first quarter of 2020 was $7.7 million, representing a net loss of $0.13 per basic and diluted share. This compares to a net loss of $5.1 million, representing a net loss of $0.09 per basic and diluted share for the first quarter of 2019. The increase in net loss for the three months ended March 31, 2020 compared to the same period of the prior year was primarily related to higher operating expenses and decreases in product revenue partially offset by increases in research and development revenue.

Results of Operations by Segment (in thousands, except percentages)
Revenue by segment

	Three months ended March 31,						Change
	2020			2019			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$5,100	$—	$5,100	$7,988	$—	$7,988	$(2,888)	(36)%	$—	—%
Research and development revenue	5,774	3,796	9,570	2,099	5,496	7,595	3,675	175%	(1,700)	(31)%
Total revenues	$10,874	$3,796	$14,670	$10,087	$5,496	$15,583	$787	8%	$(1,700)	(31)%

Revenues from the Performance Enzymes segment increased by $0.8 million, or 8%, to $10.9 million for the three months ended March 31, 2020, compared to $10.1 million for the three months ended March 31, 2019. The increase in revenue is primarily due to recognition of revenue from Novartis Pharma AG under the Novartis CodeEvolver® Agreement and revenue under a license agreement with Roche Sequencing Solutions, Inc. licensing our EvoT4 DNA™ ligase high-performance molecular diagnostic enzyme, partially offset by a decrease in product revenue due to timing of customer demand for branded products.
Revenues from the Novel Biotherapeutics segment decreased by $1.7 million, or 31%, to $3.8 million for the three months ended March 31, 2020, compared to $5.5 million for the three months ended March 31, 2019. The decrease in revenue is primarily due to a prior year functional license fee revenue from Nestlé Health Science partially offset by recognition of revenue under the Takeda Agreement and by a reduction in research and development service revenues.
Cost and Operating Expenses by Segment

	Three months ended March 31,						Change
	2020			2019			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$2,541	$—	$2,541	$4,391	$—	$4,391	$(1,850)	(42)%	$—	—%
Research and development(1)	5,696	4,925	10,621	4,442	3,317	7,759	1,254	28%	1,608	48%
Selling, general and administrative(1)	2,345	591	2,936	2,101	517	2,618	244	12%	74	14%
Total segment costs and operating expenses	$10,582	$5,516	16,098	$10,934	$3,834	14,768	$(352)	(3)%	$1,682	44%
Corporate costs			5,907			5,681
Depreciation and amortization			492			373
Total costs and operating expenses			$22,497			$20,822
(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.

For a discussion of product cost of revenue, see "Results of Operations".
Research and development expense in the Performance Enzymes segment increased by $1.3 million, or 28%, to $5.7 million in the first quarter of 2020, compared to the first quarter of 2019. The increase was primarily due to an increase in costs associated with higher headcount and higher allocable expenses.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.2 million, or 12%, to $2.3 million in the first quarter of 2020, compared to the first quarter of 2019. The increase was primarily due to an increase in costs associated with accounting fees and outside services, and higher facilities and headcount offset by lower allocable expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $1.6 million, or 48%, to $4.9 million in the first quarter of 2020, compared to the first quarter of 2019. The increase was primarily due to an increase in costs associated with outside services relating to CMC, regulatory expenses, higher outside services, higher headcount and higher stock compensation expense.
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.1 million, or 14%, to $0.6 million in the first quarter of 2020, compared to the first quarter of 2019. The increase was primarily due to an increase in costs associated with higher headcount, higher allocable expense and higher stock-based compensation.
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
The following is a summary of cash and cash equivalents balances and working capital as of March 31, 2020 and December 31, 2019 (in thousands):

(In Thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$87,327	$90,498
Working capital	$92,280	$98,817
In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. In 2016, we completed the final phase in the transfer of CodeEvolver® technology to Merck under the Merck CodeEvolver® Agreement. Following the completion of the technology transfer to Merck, we are now eligible to receive payments of up to $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® technology. In addition, depending upon GSK's successful application of the licensed technology, we have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project. In May 2019, we entered into a Platform Technology Transfer and License Agreement with Novartis Pharma AG. The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We are entitled to receive an additional $4.0 million subject to satisfactory completion of the second technology transfer milestone and an additional $5.0 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to the Codexis technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period, Novartis will pay Codexis annual payments which amount to an additional $8.0 million.
We are actively collaborating with new and existing customers in the pharmaceutical and food industries. We believe that we can utilize our current products and services, and develop new products and services, to increase our revenues and gross margins in future periods.

We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver® protein engineering technology platform and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by sales and gross margins from licensing our technology to major pharmaceutical companies, product revenue and collaborative research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from licensing our technology to major pharmaceutical companies, and our customers for purchases of products and/or collaborative research and development services. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product revenue and non-payroll research and development costs.
In June 2017, we entered into the Credit Facility, which consists of term debt for loans that allow us to borrow up to $10.0 million and a revolving credit facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. In January 2019, we entered into a Fifth Amendment to the Credit Facility to allow for Codexis to obtain a letter of credit of up to $1.1 million to secure its obligations under the Lease with MetLife. In July 2019, we entered into a Sixth Amendment to the Credit Facility to increase permitted indebtedness to $0.7 million for financing insurance premiums in the ordinary course of business. In September 2019, we entered into a Seventh Amendment to the Credit Facility whereby the draw period on the term debt was extended to September 30, 2020. We may draw on the term debt at any time prior to September 30, 2020, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. We may draw on the revolving line of credit at any time prior to the maturity date. On October 1, 2023, any loans for Term Debt mature and the Revolving Line of Credit terminates. No amounts were drawn down under the credit facility as of March 31, 2020. At March 31, 2020, we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 11, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
In October 2017, we entered into the Nestlé Agreement with Nestlé Health Science. Pursuant to the Nestlé Agreement, Nestlé Health Science paid us an upfront cash payment of $14.0 million. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of PKU. The initiation of the trial triggered a $4.0 million milestone payment from Nestlé Health Science and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized in the first quarter of 2019 as research and development revenue. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
In December 2018, we filed an automatic shelf registration statement on Form S-3 (the “2018 Registration Statement”) with the SEC, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contract and/or units, which immediately became effective upon filing. In 2019 we entered into a Securities Purchase Agreement with an affiliate of Casdin Capital, LLC (“Casdin”) pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock at a purchase price of $16.40 per share (the “Private Offering”). After deducting issuance costs of $0.1 million from the Private Offering, our net proceeds were $49.9 million.
In March 2020, we entered into a Strategic Collaboration and License Agreement with Takeda under which we received an up-front non-refundable cash payment of $8.5 million in March 2020. Other potential payments from Takeda include (i) of research and development fees and pre-clinical approval milestones for initial programs of up to $22.3 million, (ii) development and commercialization-based milestones, per target gene, of up to $100.0 million, the modulation of which leads to treatment of certain diseases by the applicable product, and (iii) tiered royalties, at percentages ranging from the middle-single digit to low single-digit of sales of the applicable product.

We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including the duration and severity of the pandemic and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be disrupted as a result of local shelter-in-place orders and any disruptions in operations of our customers with whom we collaborate. For the three months ended March 31, 2020, the COVID-19 pandemic resulted in lower research and development revenues of approximately $0.6 million as completion of certain R&D services were deferred to the future periods. We are unable to fully determine and quantify the extent to which delays in our R&D projects will be affected by the COVID-19 pandemic. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our product sales, R&D service revenue, expenses and manufacturing. In the U.S., the impact of COVID-19, including governmental orders governing the operation of non-essential businesses during the pandemic, has caused the temporary closure of our Redwood City, California facilities and has disrupted our research and development operations. Our Redwood City employees have been working from home since mid-March 2020, while ensuring essential staffing levels in our operations remain in place. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. While we believe we have adequate cash on hand to manage through the disruptions being caused by the COVID-19 pandemic, the extent to which the pandemic may materially impact our financial condition, liquidity, or results of operations is uncertain. For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.
As of March 31, 2020, we had cash and cash equivalents of $87.3 million and $15.0 million available to borrow under the Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our Credit Facility. We may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
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

Cash Flows
The following is a summary of cash flows for three months ended March 31, 2020 (in thousands):

	Three months ended March 31,
(In Thousands)	2020	2019
Net cash used in operating activities	$(1,425)	$(2,851)
Net cash used in investing activities	(761)	(445)
Net cash used in financing activities	(1,019)	(2,082)
Net decrease in cash, cash equivalents and restricted cash	$(3,205)	$(5,378)

Cash Flows from Operating Activities
Cash used in operating activities was $1.4 million net for the three months ended March 31, 2020, which resulted from a net loss of $7.7 million for the three months ended March 31, 2020 adjusted for non-cash charges for depreciation of $0.4 million, ROU lease asset amortization expense of $0.7 million and stock-based compensation of $2.2 million. Additional cash used by changes in operating assets and liabilities was $2.9 million. Changes in operating assets and liabilities included an increase of $6.5 million in deferred revenue and $3.1 million in other accrued liabilities, partially offset by a $3.9 million increase in unbilled receivables and a $1.9 million decrease accrued compensation.
Cash used in operating activities was $2.9 million net for the three months ended March 31, 2019, which resulted from a net loss of $5.1 for the three months ended March 31, 2019 adjusted for non-cash charges for depreciation of $0.3 million, ROU lease asset amortization expense of $0.8 million and stock-based compensation of $2.1 million. Additional cash used by changes in operating assets and liabilities was $1.0 million. Changes in operating assets and liabilities included an increase of $1.1 million in accounts receivable, a decrease of $1.0 million of accounts payable, and a decrease of $2.9 million in deferred revenue.
Cash Flows from Investing Activities
Cash used in investing activities was $0.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, which was primarily attributable to purchase of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $1.0 million for the three months ended March 31, 2020 and primarily included taxes paid related to net share settlement of equity awards.
Cash used in financing activities was $2.1 million for the three months ended March 31, 2019 which included $0.8 million of proceeds from exercises of stock options offset by $2.8 million for taxes paid related to net share settlement of equity awards.

Contractual Obligations
The following table summarizes our significant contractual obligations at March 31, 2020 (in thousands):

	Payments due by period
(In Thousands)	Total	Less than 1 year	1-3 years	4-5 years	>5 years
Finance lease obligations	$9	$9	$—	$—	$—
Operating leases obligations (1)	33,753	3,504	8,579	9,385	12,285
Total	$33,762	$3,513	$8,579	$9,385	$12,285

(1) Represents future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2020 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. Minimum payments have not been reduced by future minimum sublease rentals of $0.1 million to be received under non-cancellable subleases. In February 2019, we have entered into an Eighth Amendment to the Lease (the “Eighth Amendment”) with MetLife for our facilities, extending the lease terms from May 2027 to May 2029. For additional information see Note 11, “Commitments and Contingencies” in the notes to unaudited condensed consolidated financial statements.
Other Commitments
We have other commitments related to supply and service arrangements entered into the normal course of business. For additional information about other commitments, see Note 11, "Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements. Future minimum payments reflect amounts those obligations are expected to have on our liquidity and cash flows in future periods and include obligations subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
(In Thousands)
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$847
Development and manufacturing services agreements	September 2019	5,084
Total other commitments		$5,931

Credit Facility
In June 2017, we entered into a credit facility (“Credit Facility”) consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At March 31, 2020, we have not drawn from the Credit Facility. We may draw on the Revolving Line of Credit at any time prior to the September 30, 2020 maturity date. On October 1, 2023, loans drawn under the Term Debt mature and the Revolving Line of Credit terminates. Loans made under the Term Debt bear interest through maturity at a variable rate based upon the LIBOR rate plus 3.6%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenues levels and maintaining certain minimum cash levels with the lender. The Credit Facility’s financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At March 31, 2020, we were in compliance with the covenants for the Credit Facility. For additional information about our credit facility, see Note 11 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
Critical Accounting Policies and Estimates
The preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2020 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, except for critical accounting policies and estimates for credit losses and for goodwill impairment. The changes in critical accounting policies or estimates are due to adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which are described below:
Financial Instruments - Credit Losses (Topic 326)
On January 1, 2020, we adopted the provisions of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using a modified retrospective approach. The standard changes the impairment model for most financial assets measured at amortized cost, requiring the use of a "current expected credit loss" model. Under this model, we are required to estimate the lifetime expected credit loss on financial assets, and to record the estimate to an allowance for credit loss. The allowance offsets the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset or liability.
Financial assets measured at amortized cost
Financial assets measured at amortized cost include loans receivable, debt security assets, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, contract assets and any other financial assets not excluded from the scope that have the contractual right to receive cash. These assets are not accounted for at fair value through net income.
Current expected credit model
The model requires that credit loss estimates include forecasted information in its formulation. In addition, the model requires recognition of credit loss estimates to be reflected in the financial statements before actual losses are incurred.
Allowance for credit losses
The allowance for credit losses is a valuation account that reflects recognition of losses under the current expected credit model. The allowance for credit losses is deducted from the amortized cost basis of financial assets and is presented net on the balance sheet. The net represents the expected to be collected on the financial asset.
Intangibles - Goodwill and Other (Topic 350)
On January 1, 2020, we adopted the provisions of ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," using a prospective approach. The standard simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The adoption of ASU 2017-04 had no impact on our unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.
Interest Rate Sensitivity
In June 2017, we entered into a credit facility consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Draws on the term debt bear interest through maturity at a variable rate based upon the LIBOR rate plus 3.6%. Advances made under the revolving line of credit bear interest at a variable annual rate equal to the greater of (i) 1.00% above the prime rate and (ii) 5.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. No amounts were drawn down under the credit facility as of March 31, 2020. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of  March 31, 2020, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the United States dollar may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheet. As of March 31, 2020, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $0.1 million. We did not engage in hedging transactions in 2020 or 2019.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of the impact of COVID-19 shelter-in-place orders, we have made minor modifications to existing controls involving evidence of review-type controls. Further, we implemented internal controls to ensure we adequately evaluated impairment of financial instruments and goodwill, respectively, in properly assessing and facilitating the impact and adoption on January 1, 2020 of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) and ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. There were no significant changes to our internal control over financial reporting due to the adoption of new standards.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). During the three months ended March 31, 2020, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2019 with respect to the Risk Factors, except as set forth below. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition.
Our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic, which has spread to many of the countries in which we, our customers, our suppliers and our collaboration partners do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.
The potential impact and duration of COVID-19 or another pandemic or public health crisis could have significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries continues to adversely impact regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets. As a result, we may experience difficulty accessing debt and equity capital on attractive terms, or at all, due to the severe disruption and instability in the global financial markets. In addition, our customers may terminate or amend their agreements for the purchase of our products or services due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons.
We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations because of the COVID-19 pandemic, including requiring most office-based employees to work remotely. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on taking similar measures. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may also experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations and other restrictions on the ability of our employees to perform their jobs.
The COVID-19 pandemic has disrupted business operations. The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our products and product candidates; disruptions in access by patients to therapies for which our products are components of the supply chain; delays in the performance of R&D service work, and delays in current and future clinical trials that we or our collaboration partners conduct. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of product candidates for which our products are components of the supply chain.
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations, employees, customers, suppliers or our collaboration partners, continued spread of COVID-19, measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, results of operations and financial condition. As a result, we have withdrawn our full year 2020 financial guidance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

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

4.1		Reference is made to Exhibits 3.1 through 3.3.

10.1	*
Strategic Collaboration and License Agreement, effective as of March 23,202, by and between Codexis, Inc. and Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd.

10.2	*	Letter Agreement, effective as of February 21, 2020, by and between Codexis, Inc. and GlaxoSmithKline Intellectual Property Development Limited.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101		The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*		Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	May 8, 2020	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	May 8, 2020	By:	/s/ Ross Taylor
Ross Taylor Senior Vice President and Chief Financial Officer (principal financial and accounting officer)