Form 10-Q
period 2020-09-30
CODEXIS, INC.
filed 2020-11-06
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 59,281,805 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$71,516	$90,498
Restricted cash, current	633	661
Financial assets:
Accounts receivable	10,711	9,063
Contract assets	975	1,027
Unbilled receivables	14,985	10,099
Total Financial assets	26,671	20,189
Less: allowances	(74)	(34)
Total Financial assets, net	26,597	20,155
Inventories	737	371
Prepaid expenses and other current assets	3,450	2,520
Total current assets	102,933	114,205
Restricted cash	1,062	1,062
Investment in Equity Securities	1,000	—
Right-of-use assets - Operating leases, net	21,996	23,837
Right-of-use assets - Finance leases, net	145	268
Property and equipment, net	7,289	6,282
Goodwill	3,241	3,241
Other non-current assets	353	178
Total assets	$138,019	$149,073
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,499	$2,621
Accrued compensation	6,277	5,003
Other accrued liabilities	7,570	6,540
Current portion of lease obligations - Operating leases	2,554	1,107
Current portion of lease obligations - Finance leases	—	60
Deferred revenue	1,596	57
Total current liabilities	20,496	15,388
Deferred revenue, net of current portion	2,460	1,987
Long-term lease obligations - Operating leases	23,001	24,951
Other long-term liabilities	1,261	1,230
Total liabilities	47,218	43,556

Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 59,232 shares and 58,877 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	453,294	447,920
Accumulated deficit	(362,499)	(342,409)
Total stockholders' equity	90,801	105,517
Total liabilities and stockholders' equity	$138,019	$149,073

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product revenue	$8,401	$10,351	$18,005	$24,588
Research and development revenue	9,984	11,555	30,018	25,220
Total revenues	18,385	21,906	48,023	49,808
Costs and operating expenses:
Cost of product revenue	3,642	5,067	7,882	12,230
Research and development	12,010	8,711	33,830	25,000
Selling, general and administrative	8,797	7,869	26,307	24,180
Total costs and operating expenses	24,449	21,647	68,019	61,410
Income (loss) from operations	(6,064)	259	(19,996)	(11,602)
Interest income	39	480	362	929
Other expenses, net	(50)	(403)	(125)	(615)
Income (loss) before income taxes	(6,075)	336	(19,759)	(11,288)
Provision for (benefit from) income taxes	19	(7)	331	12
Net income (loss)	$(6,094)	$343	$(20,090)	$(11,300)

Net income (loss) per share, basic	$(0.10)	$0.01	$(0.34)	$(0.20)
Net income (loss) per share, diluted	$(0.10)	$0.01	$(0.34)	$(0.20)

Weighted average common stock shares used in computing net income (loss) per share, basic	59,061	58,287	58,984	55,818
Weighted average common stock shares used in computing net income (loss) per share, diluted	59,061	61,412	58,984	55,818

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.

Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended September 30, 2020	Shares	Amount
Balance as of July 1, 2020	59,125	$6	$451,185	$(356,405)	$94,786
Exercise of stock options	55	—	342	—	342
Release of stock awards	70	—	—	—	—
Employee stock-based compensation	—	—	1,941	—	1,941
Non-employee stock-based compensation	—	—	43	—	43
Taxes paid related to net share settlement of equity awards	(18)	—	(217)	—	(217)
Net loss	—	—	—	(6,094)	(6,094)
Balance as of September 30, 2020	59,232	$6	$453,294	$(362,499)	$90,801

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended September 30, 2019	Shares	Amount
Balance as of July 1, 2019	57,940	$6	$440,795	$(342,117)	$98,684
Exercise of stock options	441	—	1,778	—	1,778
Release of stock awards	8	—	—	—	—
Employee stock-based compensation	—	—	1,732	—	1,732
Taxes paid related to net share settlement of equity awards	(3)	—	(51)	—	(51)
Issuance of common stock, issuance costs	—	—	(55)	—	(55)
Short swing profit settlement	—	—	77	—	77
Net income	—	—	—	343	343
Balance as of September 30, 2019	58,386	$6	$444,276	$(341,774)	$102,508

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Nine months ended September 30, 2020	Shares	Amount
Balance as of January 1, 2020	58,877	$6	$447,920	$(342,409)	$105,517
Exercise of stock options	87	—	539	—	539
Release of stock awards	370	—	—	—	—
Employee stock-based compensation	—	—	6,045	—	6,045
Non-employee stock-based compensation	—	—	47	—	47
Taxes paid related to net share settlement of equity awards	(102)	—	(1,257)	—	(1,257)
Net loss	—	—	—	(20,090)	(20,090)
Balance as of September 30, 2020	59,232	$6	$453,294	$(362,499)	$90,801

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Nine months ended September 30, 2019	Shares	Amount
Balance as of January 1, 2019	54,065	$5	$386,775	$(330,474)	$56,306
Exercise of stock options	970	—	4,621	—	4,621
Release of stock awards	449	—	—	—	—
Employee stock-based compensation	—	—	5,783	—	5,783
Taxes paid related to net share settlement of equity awards	(147)	—	(2,850)	—	(2,850)
Issuance of common stock, net of issuance costs of $129	3,049	1	49,870	—	49,871
Short swing profit settlement	—	—	77	—	77
Net loss	—	—	—	(11,300)	(11,300)
Balance as of September 30, 2019	58,386	$6	$444,276	$(341,774)	$102,508

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in Thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(20,090)	$(11,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,403	1,118
Amortization expense - right-of-use assets - operating and finance leases	1,964	2,231
Gain on disposal of property and equipment	—	(2)
Stock-based compensation	6,092	5,783
Allowance for credit losses	40	—
Loss on investment in equity securities	—	526
Changes in operating assets and liabilities:
Accounts receivable, net	(1,648)	(776)
Contract assets	52	(1,158)
Unbilled receivables	(4,886)	385
Inventories	(366)	192
Prepaid expenses and other current assets	(930)	(485)
Other non-current assets	(175)	74
Accounts payable	(101)	(1,294)
Accrued compensation	1,274	(577)
Other accrued liabilities	2,307	2,687
Other long-term liabilities	(1,920)	(1,291)
Deferred revenue	2,012	(5,012)
Net cash used in operating activities	(14,972)	(8,899)
Investing activities:
Purchase of property and equipment	(2,260)	(3,315)
Proceeds from disposal of property and equipment	—	2
Investment in equity securities	(1,000)	—
Proceeds from the sale of investment securities	—	62
Net cash used in investing activities	(3,260)	(3,251)
Financing activities:
Proceeds from exercises of stock options	539	4,621
Proceeds from issuance of common stock in connection with private placement	—	50,000
Costs incurred in connection with private placement	—	(129)
Payments of lease obligations - Finance leases	(60)	(180)
Recovery of short swing profit	—	77
Taxes paid related to net share settlement of equity awards	(1,257)	(2,850)
Net cash provided by (used in) financing activities	(778)	51,539
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,010)	39,389
Cash, cash equivalents and restricted cash at the beginning of the period	92,221	54,485
Cash, cash equivalents and restricted cash at the end of the period	$73,211	$93,874

Supplemental disclosure of cash flow information
Interest paid	$15	$16
Income taxes paid	$312	$5
Purchase of property and equipment recorded in accounts payable and accrued expenses	$289	$536

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of September 30, 2020 and 2019 to the total of the same such amounts shown above:

	September 30,
	2020	2019
Cash and cash equivalents	$71,516	$92,143
Restricted cash, current and non-current	1,695	1,731
Total cash, cash equivalents and restricted cash at the end of the period	$73,211	$93,874

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
Business Update Regarding COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and may not be accurately predicted, including the duration and severity of the pandemic and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a negative impact on revenue for the nine months ending September 30, 2020, although we are unable to fully determine and quantify the extent to which this pandemic has affected the amount and timing of our total revenues. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
In the U.S., the impact of COVID-19, including governmental orders ("Orders") governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities and has disrupted our R&D operations. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April in accordance with these Orders. In May 2020, we initiated limited R&D operations and have gradually ramped up operations such that we are currently utilizing the majority of our normal R&D capacity. Additionally, we have resumed small scale manufacturing at our Redwood City pilot plant in May 2020.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. As of the date of issuance of the unaudited condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations in the future is uncertain.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K and are updated below as necessary.
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

Except as noted above, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2020, results of our operations for the three and nine months ended September 30, 2020 and 2019, changes in stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The interim results are not necessarily indicative of the results for any future interim period or for the entire year. The results of the nine months ended September 30, 2020 reflect the adoption of certain accounting standards including: Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which added a new impairment model applicable to our financial assets measured at amortized cost, and (ii) ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which adjusts testing for goodwill impairment. See "Recently adopted accounting pronouncements" for details regarding the adoption of these standards.
The unaudited interim condensed consolidated financial statements include the accounts of Codexis, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly assess these estimates which primarily affect revenue recognition, the interest rate used to adjust the promised amount of consideration for the effects of significant financial assets (comprised of accounts receivable, contract assets, and unbilled receivables), inventories, goodwill arising out of business acquisitions, accrued liabilities, stock awards, and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain and may not be accurately predicted, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers, markets and economies.
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
In the three and nine months ended September 30, 2020, inputs to our CECL forecast incorporated forward-looking adjustments associated with the COVID-19 pandemic which we believe are appropriate to incorporate due to the uncertainty of the economic impact on cash flows from our financial assets.
Allowance for credit losses before January 1, 2020
Prior to January 1, 2020, the allowances for doubtful accounts reflected our best estimates of probable losses inherent in our accounts receivable and contract assets balances. The allowance determination was based on known troubled accounts, historical experience, and other currently available evidence. Uncollectible accounts receivable were written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted. Recoveries were recognized when they were received.
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
We evaluate our investment for impairment when circumstances indicate that we may not be able to recover the carrying value. We impair our investment when we determine that there has been an “other-than-temporary” decline in MAI's estimated fair value compared to its carrying value. We calculate the estimated fair value of the investment using information from the company, which may include:
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
Goodwill impairment testing from January 1, 2020
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment considering amongst other things, whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We test for impairment annually on a reporting unit basis, on the last day of the fourth fiscal quarter, and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded. Using the relative fair value allocation methodology for assets and liabilities used in both of our reporting units, we compare the allocated carrying amount of each reporting unit’s net assets and the assigned goodwill to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Any excess of the reporting unit’s carrying amount of goodwill over its fair value is recognized as an impairment.
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
Interim Goodwill Impairment Testing
We tested goodwill for impairment in the quarter ended September 30, 2020. Since late 2019, the COVID-19 pandemic has spread worldwide. The COVID-19 pandemic has caused a decline in global and domestic macroeconomic conditions, the general deterioration of the U.S. economy and other economies worldwide, all of which may negatively impact our overall financial performance, driving a reduction in our cash flows. We believe that the impact of the COVID-19 pandemic was a triggering event that gave rise to the need to perform a goodwill impairment test. We conducted a qualitative interim impairment assessment as of September 30, 2020, which included an evaluation of our cash flow projections to reflect the current economic environment, including the uncertainty surrounding the nature, timing, and extent of the impact of the pandemic in operating our business. We also considered the results of the prior quarters’ impairment test performed which reflected a significant cushion between the fair value and the carrying value for both of our reporting units. We determined that it was more likely than not that the fair value of each of the reporting units exceeded its respective carrying amount as of September 30, 2020. Therefore, an interim quantitative impairment test of our goodwill at the reporting unit level was not required to be performed.
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
Income Taxes
Changes to Tax Law
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), P.L. 116-136,was passed into law, amending portions of certain relevant US tax laws. The CARES Act includes a number of federal income tax law changes, including, but not limited to: (i) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating alternative minimum tax credit refunds, (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (iv) providing a technical correction for depreciation related to qualified improvement property. The CARES Act had no impact on our unaudited condensed consolidated financial statements.
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
Segment information is as follows (in thousands):

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$8,401	$—	$8,401	$10,351	$—	$10,351
Research and development revenue	4,604	5,380	9,984	10,073	1,482	11,555
Total revenues	$13,005	$5,380	$18,385	$20,424	$1,482	$21,906

Primary geographical markets:
Americas	$3,209	$2,632	$5,841	$2,706	$—	$2,706
EMEA	2,141	2,748	4,889	10,723	1,482	12,205
APAC	7,655	—	7,655	6,995	—	6,995
Total revenues	$13,005	$5,380	$18,385	$20,424	$1,482	$21,906

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$18,005	$—	$18,005	$24,588	$—	$24,588
Research and development revenue	13,380	16,638	30,018	16,512	8,708	25,220
Total revenues	$31,385	$16,638	$48,023	$41,100	$8,708	$49,808

Primary geographical markets:
Americas	$7,381	$10,591	$17,972	$9,620	$—	$9,620
EMEA	8,128	6,047	14,175	15,964	8,708	24,672
APAC	15,876	—	15,876	15,516	—	15,516
Total revenues	$31,385	$16,638	$48,023	$41,100	$8,708	$49,808

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	September 30, 2020	December 31, 2019
Contract Assets	$975	$1,027
Unbilled receivables	$14,985	$10,099
Contract Costs	$130	$—
Contract Liabilities: Deferred Revenue	$4,056	$2,044

We had no asset impairment charges related to contract assets in the three and nine months ended September 30, 2020 and 2019.
During the nine months ended September 30, 2020, decreases in contract assets were primarily due to contract assets that were subsequently invoiced as our right to consideration for goods and services became unconditional. Increases in unbilled receivables were primarily due to the timing of billings. The increase in deferred revenue were primarily due to cash advances received in excess of revenue recognized.
During the three and nine months ended September 30, 2020 and 2019, we recognized the following revenues (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$708	$5,092	$58	$4,948
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	233	2,641	854	2,460
Performance obligations satisfied from new activities in the period - contract revenue	17,444	14,173	47,111	42,400
Total revenues	$18,385	$21,906	$48,023	$49,808

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2020.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts (in thousands):

	Remainder of 2020	2021	2022 and Thereafter	Total
Product Revenue	$—	$364	$1,623	$1,987
Research and development revenue	558	1,012	499	2,069
Total revenues	$558	$1,376	$2,122	$4,056

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
The following table sets forth the computation of basic and diluted net income (loss) per share during the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	(6,094)	343	(20,090)	(11,300)
Denominator:
Weighted average common stock shares used in computing net income (loss) per share, basic	59,061	58,287	58,984	55,818
Effect of dilutive shares	—	3,125	—	—
Weighted average common stock shares used in computing net income (loss) per share, diluted	59,061	61,412	58,984	55,818
Net income (loss) per share, basic	$(0.10)	$0.01	$(0.34)	$(0.20)
Net income (loss) per share, diluted	$(0.10)	$0.01	$(0.34)	$(0.20)

Anti-Dilutive Securities
The following shares were not considered in the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Shares issuable under the Equity Incentive Plan	5,182	1,019	5,182	5,623

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
In 2019, we received a $2.0 million milestone payment on the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology. We recognized no research and development revenue for the three and nine months ended September 30, 2020 compared to $2.0 million for the three and nine months ended September 30, 2019.
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
In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement to install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term. The license installation was completed in 2019 and we recognized $0.1 million and $1.0 million in the three and nine months ended September 30, 2019 as a license fee revenue accordingly under the amendment. Pursuant to the agreement, Merck has options to future technology enhancements for a specified fee. As of September 30, 2020, Merck has not exercised its option for technology enhancements.
We recognized research and development revenues of $1.1 million and $2.1 million for the three and nine months ended September 30, 2020, respectively, compared to $1.1 million and $4.0 million for the three and nine months ended September 30, 2019, respectively, under the Merck CodeEvolver® Agreement.
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
Pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices. We recognized revenue of $3.2 million and $7.0 million for the three and nine months ended September 30, 2020, respectively, compared to $3.6 million and $11.4 million in the three and nine months ended September 30, 2019, respectively, in product revenue under this agreement.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment in December 2016 which was recorded as deferred revenues. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provides the customer material rights and we are recognizing revenues using the alternative method. As of September 30, 2020 and December 31, 2019, we had deferred revenue balances from the supply agreement of $2.0 million.
Global Development, Option and License Agreement; Strategic Collaboration Agreement; Development Agreement
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
We received an upfront cash payment of $14.0 million in 2017 upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million were recognized over time as the development work was performed. Revenue was recognized using a single measure of progress that depicted our performance in transferring control of the services, which was based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized nominal research and development revenue for the three and nine months ended September 30, 2020, respectively, compared to $0.1 million and $1.8 million for the three and nine months ended September 30, 2019, respectively.
In January 2019, we received notice from the FDA that it had completed its review of our investigational new drug application ("IND") for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU and paid us $3.0 million which we recognized as research and development revenue in 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114 was substantially completed in the fourth quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
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
Under the Strategic Collaboration Agreement and development agreement, we recognized research and development fees of $2.8 million and $6.1 million for the three and nine months ended September 30, 2020, respectively, compared to $1.4 million and $3.9 million in the three and nine months ended September 30, 2019, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of our biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the Porton Agreement, $1.5 million upon the first anniversary of the effective date of the agreement, and $1.0 million upon the second anniversary of the effective date of the agreement and we are eligible to receive $1.0 million on the third anniversary of the effective date of the agreement. We completed the technical transfer in the fourth quarter of 2018 and recognized $2.8 million in research and development revenue. We recognized revenue related to the functional license provided to Porton at a point in time when control of the license was transferred to the customer. We recognized research and development revenue related to the Porton Agreement of nil and $1.1 million in the three and nine months ended September 30, 2020, respectively, and no revenue in the three and nine months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, we had deferred revenue balances related to the strategic collaboration agreement of $0.1 million and nil, respectively.
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
Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. In the second quarter of 2020, we completed the second technology milestone transfer under the agreement and became eligible to receive a milestone payment of $4.0 million, which we subsequently received in July 2020. We are eligible to receive an additional $5.0 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to our technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period, Novartis will pay us annual payments which amount to an additional $8.0 million. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to us for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer performance obligation, which is expected to occur over twenty-three months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $0.9 million and $4.1 million in research and development revenue for the three and nine months ended September 30, 2020, respectively, compared to $3.8 million in revenue for the three and nine months ended September 30, 2019 from the Novartis CodeEvolver® Agreement.

License Agreement
In December 2019, we entered a license agreement with Roche Sequencing Solutions, Inc. (“Roche”) to provide Roche with our EvoT4 DNA™ ligase high-performance molecular diagnostic enzyme. The royalty bearing license grants Roche worldwide rights to include the EvoT4 DNA™ ligase in its nucleic acid sequencing products and workflows. Under the license agreement, we received an initial collaboration fee payment within 45 days of the effective date of the agreement and we are eligible to receive an additional milestone within 60 days after the completion of technology transfer. The agreement also contemplates milestone payments to the Company upon the achievement of various development and commercialization events and royalty payments from commercial sales of the enzyme. We recognized research and development fees of $0.1 million and $0.9 million for the three and nine months ended September 30, 2020, respectively.
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
In March 2020, we received an up-front nonrefundable cash payment of $8.5 million and we initiated activities under three Program Plans for Fabry Disease, Pompe Disease, and an unnamed blood factor deficiency respectively (the “Initial Programs”). We are primarily responsible for the research and development of protein sequences under the Program Plans (the “Protein Sequences”) and we are eligible to earn $18.3 million of research and development fees and pre-clinical milestone payments for the Initial Programs. Takeda has the right, but not the obligation, to develop, manufacture and commercialize gene therapy products that include nucleic acid sequences that encode the Protein Sequences (“Products”) at their expense. Takeda has the right to a certain number of additional disease indications (“Reserved Target Indications”) for a limited period in which Takeda may initiate a Program Plan for one or more Reserved Target Indications (“Additional/Option Program,” with Initial Programs, the “Programs”), provided, (a) if Takeda elects to initiate an Additional/Option Program while the parties are collaborating on three other Programs at the time of such election, or (b) if Takeda elects to initiate an Additional/Option Program using the last remaining Reserved Target Indication, then Takeda must pay us an option exercise fee to initiate such Additional/Option Program. We will own all rights to the Protein Sequences and corresponding nucleic acid sequences and related intellectual property rights and Takeda will own all rights to Products and related intellectual property rights.
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
We are eligible to receive certain development and commercialization milestone payments up to $100.0 million per target gene, the modulation of which would lead to the treatment of the disease indications by the applicable Product. We are also eligible to receive tiered royalties based on net sales of Products at percentages ranging from the middle-single digits to low single-digits. We recognized research and development revenue related to the Takeda Agreement of $2.6 million and $10.6 million in the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had a deferred revenue balance of $1.9 million from Takeda.

Master Collaboration and Research Agreement and Stock Purchase Agreement
In June 2020, we entered into a Stock Purchase Agreement with Molecular Assemblies, Inc. ("MAI") pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million in connection with the transaction, our chief executive officer, John Nicols, also joined MAI’s board of directors.
At the same time, we entered into a Master Collaboration and Research Agreement (the “MAI Agreement”) with MAI to engineer DNA polymerase enzymes to deliver differentiated and cost-effective solutions for the enzymatic synthesis of DNA. Under the MAI Agreement and its related statement of work (“SOW”), we will apply our CodeEvolver® protein engineering platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. Based on these services, the Company is eligible to earn additional shares of MAI's Series A preferred stock. MAI will combine its advanced chemistries with our enzymes to drive the process to commercialization. Under the MAI Agreement and its associated SOW, we will engage in research and development activities to engineer DNA polymerase enzymes for the enzymatic synthesis of DNA in exchange for monthly fees in the form of shares of Series A preferred stock in MAI. We are eligible to earn such non-monetary payments over ten to thirteen months, and any such shares would be issued thirty days in arrears after each calendar quarter-end. We are also eligible to receive amounts for bonuses, targets and milestones on achievement of timeline and project goals specified in the SOW. Payments for bonuses, targets and milestones on achievement of timeline and project goals are to be issued thirty days after the Company provides notification of completion. We did not receive any shares of MAI's Series A preferred stock based on services provided in the nine months ended September 30, 2020. Under the MAI Agreement, we will have the right to use and sell the engineered enzymes to third parties for any purpose other than for the synthesis of native DNA. Under the MAI Agreement, we would make a $0.5 million payment to MAI upon our achievement of a milestone of $5.0 million in aggregate commercial sales to third parties of the engineered enzymes or any product incorporating or derived from the engineered enzymes for any purpose other than the synthesis of native DNA. The MAI Agreement contemplates that we and MAI will enter into a Commercialization and Enzyme Supply Agreement (the “CESA”) within six months following the completion of certain timelines specified in the SOW. In addition, we and MAI have agreed pursuant to the MAI Agreement to certain terms to be contained within the CESA in the event that the CESA becomes executed in the future. Those include: (a) that MAI would receive an exclusive license to use the DNA polymerase enzymes engineering by us under the MAI Agreement in the synthesis of native DNA and a non-exclusive license to use these enzymes for research and development on the synthesis of non-native DNA, and (b) we would become the exclusive manufacturer of these enzymes for MAI, its affiliates and licensees.
We recognized $0.5 million in research and development revenue in the three and nine months ended September 30, 2020 from transactions with MAI. At September 30, 2020, we had $0.5 million of financial assets due from MAI. Payment for the services was subsequently received in form of additional Series A preferred stock of MAI in October.

Note 6. Cash Equivalents and Equity Securities
Cash equivalents at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020		December 31, 2019
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$51,488	$51,488	$71,248	$71,248
(1) Money market funds are classified in cash and cash equivalents on our unaudited condensed consolidated balance sheets.

As of September 30, 2020, the total cash and cash equivalents balance of $71.5 million was comprised of money market funds of $51.5 million and cash of $20.0 million held with major financial institutions worldwide. As of December 31, 2019, the total cash and cash equivalents balance of $90.5 million was comprised of money market funds of $71.2 million and cash of $19.3 million held with major financial institutions worldwide.
Investment in Equity Securities
No single investor in MAI holds 20% or more of the voting stock. Our investment represented approximately 4% of MAI's voting stock at the time of the transaction. Concurrently with our initial equity investment, John Nicols, our chief executive officer, joined MAI’s board of directors, and we entered into the MAI Agreement pursuant to which we will provide technical services and expertise in exchange for compensation in the form of additional shares of voting preferred stock. We recorded no impairments or upward adjustments due to observable price changes in the investment in the three and nine months ended

September 30, 2020. The carrying amount of the investment was $1.0 million at September 30, 2020. For additional information, see Note 12, "Related Party Transactions."

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$51,488	$—	$—	$51,488

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$71,248	$—	$—	$71,248

Note 8. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$77	$7
Work-in-process	28	26
Finished goods	632	338
Inventories	$737	$371

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$24,837	$23,561
Leasehold improvements	10,774	10,804
Computer equipment and software	3,134	3,016
Office equipment and furniture	1,175	1,461
Construction in progress	602	691
Property and equipment	40,522	39,533
Less: accumulated depreciation and amortization	(33,233)	(33,251)
Property and equipment, net	$7,289	$6,282

Goodwill
Goodwill had a carrying value of approximately $3.2 million as of September 30, 2020 and December 31, 2019.

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued purchases	$3,810	$4,386
Accrued professional and outside service fees	3,142	1,802
Other	618	352
Total	$7,570	$6,540

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
In the first half of 2020, we awarded PSUs ("2020 PSUs") and PBOs ("2020 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including sustained revenue and performance enzyme growth, strategic advancements of biotherapeutics pipeline, safety and technology development. As of September 30, 2020, we estimated that the 2020 PSUs and 2020 PBOs performance goals would be achieved at 100% of the target level, and recognized expenses accordingly.
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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development	$385	$458	$1,279	$1,249
Selling, general and administrative	1,599	1,274	4,813	4,534
Total	$1,984	$1,732	$6,092	$5,783

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options	$619	$545	$1,735	$1,680
RSUs and RSAs	603	461	1,812	1,308
PSUs	295	368	922	1,075
PBOs	467	358	1,623	1,720
Total	$1,984	$1,732	$6,092	$5,783

In June 2020, we granted an option to purchase 60,000 shares of common stock to a non-employee as compensation for services. The estimated fair value of the grant was valued at $0.3 million using the Black-Scholes-Merton option pricing model with the following assumptions used to estimate the fair value of non-employee stock options: (i) volatility rate at 51.9%, (ii) risk-free interest rate of 0.4% and (iii) no expected dividend yield. The option vests over 2 years from the date of grant with 50% vesting after one year and the remaining 50% vesting monthly in the second year. In August 2020, we granted an option to purchase 16,000 shares of common stock to a non-employee as compensation for services. The estimated fair value of the grant was valued at $0.1 million using the Black-Scholes-Merton option pricing model with the following assumptions used to estimate the fair value of non-employee stock options: (i) volatility rate at 50.5%, (ii) risk-free interest rate of 0.3% and (iii) no expected dividend yield. The option vests over 1 year with 100% on the first anniversary of the grant date. We recognized stock-based compensation expense related to the non-employees of $43 thousand and $47 thousand for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2020, unrecognized stock-based compensation expense, net of expected forfeitures, was $4.2 million related to unvested employee stock options, $0.3 million related to unvested non-employee stock options, $2.3 million related to unvested RSUs and RSAs, $0.8 million related to unvested PSUs, and $1.3 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through the year of 2024.

Note 10. Capital Stock
Exercise of Options
For the nine months ended September 30, 2020 and September 30, 2019, we issued 87,240 and 970,256 shares, respectively, upon option exercises at a weighted-average exercise price of $6.17 and $4.76 per share, respectively, with net cash proceeds of $0.5 million and $4.6 million, respectively.
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
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of September 30, 2020 and December 31, 2019, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal.
Pursuant to the terms of the Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of September 30, 2020 and December 31, 2019, and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.
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
Lease Costs and other information
Lease related costs were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Finance lease costs:
Amortization of right-of-use assets	$27	$54	$126	$163
Interest on lease obligations	—	2	1	8
Finance lease costs	27	56	127	171
Operating lease cost	1,033	1,139	3,133	3,417
Short-term lease cost (1)	—	—	47	—
Sublease income	—	(262)	(55)	(727)
Total lease cost	$1,060	$933	$3,252	$2,861

(1) Short-term lease costs on leases with terms of over one month and less than one year.
Other information related to non-cancellable finance leases and operating leases as of September 30, 2020 was as follows:

Operating Leases
Weighted-average remaining lease term (in years)	6.9 years
Weighted-average discount rate	6.6%

Cash paid for amounts included in the measurement of lease obligations was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Operating cash flows from operating leases	$1,795	$2,456
Operating cash flows from finance leases	$—	$9
Financing cash flows from finance leases	$60	$180

As of September 30, 2020, our maturity analysis of annual undiscounted cash flows of the non-cancellable finance and operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2020 (remaining 3 months)	$1,022
2021	4,197
2022	4,285
2023	4,589
2024	4,726
2025 and thereafter	13,494
Total minimum lease payments	32,313
Less: imputed interest	(6,758)
Lease Obligations	$25,555

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$532
Development and manufacturing services agreements	September 2019	3,806
Strategic Collaboration and License Agreement	March 2020	520
Total other commitments		$4,858

Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At September 30, 2020 and December 31, 2019, we have not drawn from the Credit Facility. We may draw on the Term Debt and the Revolving Line of Credit at any time prior to October 1, 2021 and October 1, 2024, respectively. On October 1, 2024 loans drawn under the Term Debt mature and the Revolving Line of Credit terminate. Loans made under the Term Debt bear interest through maturity equal to the greater of (i) 3.75% and (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the equal to the greater of (i) 4.25% and (ii) the sum of (A) the prime rate plus (B) 1.00%.

Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenue levels and maintaining certain minimum cash levels with the lender. The Credit Facility's financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At September 30, 2020, we were in compliance with the covenants for the Credit Facility.
The Credit Facility allows for interest-only payments on the Term Debt through November 1, 2022. Monthly payments of principal and interest on the Term Debt are required following the applicable amortization date. We may elect to prepay in full the Term Debt and Advances under the Revolving Line of Credit at any time.
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
Impact of COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and may not be accurately predicted, including the duration and severity of the pandemic and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a negative impact on revenue for the nine months ending September 30, 2020, although we are unable to fully determine and quantify the extent to which this pandemic has affected the amount and timing of our total revenues. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
In the U.S., the impact of COVID-19, including governmental orders ("Orders") governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities and has disrupted our R&D operations. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April in accordance with these Orders. In May 2020, we initiated limited R&D operations and have gradually ramped up operations such that we are currently utilizing the majority of our normal R&D capacity. Additionally, we have resumed small scale manufacturing at our Redwood City pilot plant in May 2020.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations in the future is uncertain.

Note 12. Related Party
Molecular Assemblies, Inc.
In June 2020, we entered into a Stock Purchase Agreement with Molecular Assemblies, Inc (“MAI”) pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the transaction, our chief executive officer, John Nicols, also joined MAI’s board of directors.

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
Based on these services, we are eligible to earn additional Series A preferred stock of MAI contingent on the achievement of certain results and milestones. MAI will combine its advanced chemistries with our enzymes to drive the process to commercialization. Under the MAI Agreement and its associated SOW, we will engage in research and development activities to engineer DNA polymerase enzymes for the enzymatic synthesis of DNA and will receive monthly fees in the form of shares of Series A preferred stock in MAI. Such non-monetary payments will be earned over ten to thirteen months and issued thirty days in arrears after each calendar quarter-end. We are also eligible to receive amounts for bonuses, targets and milestones on achievement of timeline and project goals specified in the SOW. Payments for bonuses, targets and milestones on achievement of timeline and project goals are to be issued thirty days after the Company provides notification of completion. We did not receive any shares of MAI's Series A preferred stock based on services provided in the nine months ended September 30, 2020. Under the MAI Agreement, we will have the right to use and sell the engineered enzymes to third parties for any purpose other than for the synthesis of native DNA. Under the MAI Agreement, we would make a $0.5 million payment to MAI on meeting a milestone of $5.0 million in aggregate commercial sales by the Company to third parties of the engineered enzymes or any product incorporating or derived from the engineered enzymes for any purpose other than the synthesis of native DNA. The MAI Agreement contemplates that we and MAI will enter into a Commercialization and Enzyme Supply Agreement (the “CESA”) within six months following the completion of certain timelines specified in the SOW. In addition, we and MAI have agreed pursuant to the MAI Agreement to certain terms to be contained within the CESA in the event that the CESA becomes executed in the future. Those include: (a) that MAI would receive an exclusive license to use the DNA polymerase enzymes engineering by us under the MAI Agreement in the synthesis of native DNA and a non-exclusive license to use these enzymes for research and development on the synthesis of non-native DNA, and (b) that we would become the exclusive manufacturer of these enzymes for MAI, its affiliates and licensees.
We recognized $0.5 million in research and development revenue in the three and nine months ended September 30, 2020 from transactions with MAI. At September 30, 2020, we had $0.5 million of financial assets due from MAI. Payment for the services was subsequently received in the form of additional Series A preferred stock of MAI in October.
AstraZeneca PLC
Pam P. Cheng, who served as a member of our board of directors until June 2020, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sold biocatalyst products to AstraZeneca PLC and its controlled purchasing agents and contract manufacturers. We recognized $0.1 million of revenue in 2020 through the date of Ms. Cheng’s departure from our board of directors. We recognized $0.2 million and $0.6 million of revenue from transactions with AstraZeneca in the three and nine months ended September 30, 2019, respectively. At September 30, 2020 and December 31, 2019, we had no receivables from AstraZeneca.

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

The following tables provide financial information by our reportable business segments along with a reconciliation to consolidated income (loss) before income taxes (in thousands):

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$8,401	$—	$8,401	$10,351	$—	$10,351
Research and development revenue	4,604	5,380	9,984	10,073	1,482	11,555
Total revenues	13,005	5,380	18,385	20,424	1,482	21,906
Costs and operating expenses:
Cost of product revenue	3,642	—	3,642	5,067	—	5,067
Research and development(1)	5,184	6,433	11,617	5,313	3,080	8,393
Selling, general and administrative(1)	2,675	515	3,190	2,037	690	2,727
Total segment costs and operating expenses	11,501	6,948	18,449	12,417	3,770	16,187
Income (loss) from operations	$1,504	$(1,568)	(64)	$8,007	$(2,288)	5,719
Corporate costs (2)			(5,483)			(4,912)
Depreciation and amortization			(528)			(471)
Income (loss) before income taxes			$(6,075)			$336

(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$18,005	$—	$18,005	$24,588	$—	$24,588
Research and development revenue	13,380	16,638	30,018	16,512	8,708	25,220
Total revenues	31,385	16,638	48,023	41,100	8,708	49,808
Costs and operating expenses:
Cost of product revenue	7,882	—	7,882	12,230	—	12,230
Research and development(1)	15,877	16,848	32,725	14,889	9,252	24,141
Selling, general and administrative(1)	7,395	1,728	9,123	6,499	1,768	8,267
Total segment costs and operating expenses	31,154	18,576	49,730	33,618	11,020	44,638
Income (loss) from operations	$231	$(1,938)	(1,707)	$7,482	$(2,312)	5,170
Corporate costs (2)			(16,526)			(15,185)
Depreciation and amortization			(1,526)			(1,273)
Loss before income taxes			$(19,759)			$(11,288)

(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.

The following tables provides stock-based compensation expense included in income (loss) from operations (in thousands):

	Three months ended September 30,
	2020				2019
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$839	$132	$1,013	$1,984	$736	$225	$771	$1,732

	Nine months ended September 30,
	2020				2019
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$2,335	$625	$3,132	$6,092	$1,973	$563	$3,247	$5,783

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	23%	21%	21%	31%
Customer B	15%	*	13%	17%
Customer C	*	29%	11%	15%
Customer D	14%	*	22%	*
Customer E	13%	*	*	*
Customers that each accounted for 10% or more of accounts receivable had balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	September 30, 2020	December 31, 2019
Customer A	36%	38%
Customer B	28%	10%
Customer D	14%	*
* Percentage was less than 10%

Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Americas	$5,841	$2,706	$17,972	$9,620
EMEA	4,889	12,205	14,175	24,672
APAC	7,655	6,995	15,876	15,516
Total revenues	$18,385	$21,906	$48,023	$49,808

Identifiable long-lived assets by location was as follows (in thousands):

Long-lived assets	September 30, 2020	December 31, 2019
United States	$7,289	$6,282

Identifiable goodwill was as follows (in thousands):

	As of September 30, 2020 and December 31, 2019
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

Note 14. Allowance for Credit Losses
An analysis of the allowance for credit losses is as follows (in thousands):

Three and nine months ended September 30, 2020
Beginning Balance January 1, 2020	$34
Current period provision	40
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending Balance September 30, 2020	$74

The following tables below summarizes accounts receivable by aging category (in thousands):

	September 30, 2020
	31-60 Days	61-90 Days	91 days and over	Total over 31 days	Current	Total balance
Accounts receivable	$160	$—	$—	$160	$10,551	$10,711

	December 31, 2019
	31-60 Days	61-90 Days	91 days and over	Total over 31 days	Current	Total balance
Accounts receivable	$185	$7	$65	$257	$8,806	$9,063

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Our first lead program was for the potential treatment of hyperphenylalaninemia (“HPA”) (also referred to as PKU) in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a global development, option and license agreement with Nestlé Health Science, to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of

PKU. The initiation of the trial triggered a $4.0 million milestone payment from Nestlé Health Science. The $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. In January 2019, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had completed its review of our investigational new drug application (“IND”) for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114 was substantially completed in the fourth quarter of 2019.
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
Business Update Regarding COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and may not be accurately predicted, including the duration and severity of the pandemic and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a negative impact on revenue for the nine months ending September 30, 2020, although we are unable to fully determine and quantify the extent to which this pandemic has affected the amount and timing of our total revenues. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
In the U.S., the impact of COVID-19, including governmental orders ("Orders") governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities and has disrupted our R&D operations. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April in accordance with these Orders. In May 2020, we initiated limited R&D operations and have gradually ramped up operations such that we are currently utilizing the majority of our normal R&D capacity. Additionally, we have resumed small scale manufacturing at our Redwood City pilot plant in May 2020.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations in the future is uncertain.
For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

Results of Operations Overview
Total revenues decreased to $18.4 million for the third quarter of 2020 from $21.9 million for the third quarter of 2019, due to decreases in both research and development and product revenues.
Product revenue for the third quarter of 2020 decreased by $2.0 million to $8.4 million from $10.4 million for the third quarter of 2019 due to variability of customer demand for both generic and branded products.
Research and development revenue decreased by $1.6 million for the third quarter of 2020 to $10.0 million from $11.6 million in the third quarter of 2019, primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement and a prior year milestone payment from GSK under the GSK CodeEvolver® Agreement, partially offset by the recognition of license fees from Takeda under the Takeda Strategic Collaboration and License Agreement.
Product gross margins were 57% for the third quarter of 2020, compared to 51% in the third quarter of 2019, due to improved product mix. Our profit margins are affected by many factors including product pricing and costs of internal and third-party fixed and variable costs. Profit margin data are used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis.
Research and development expense increased by $3.3 million, or 38%, to $12.0 million for the third quarter of 2020, compared to the third quarter of 2019, primarily due to an increase in costs associated with outside services relating to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses, higher headcount, and higher allocable expenses.
Selling, general and administrative expense increased by $0.9 million, or 12%, to $8.8 million for the third quarter of 2020 compared to the third quarter of 2019, primarily due to an increase in costs associated with headcount, consultants, facilities, outside services and insurance, partially offset by lower recruiting costs and lower allocable expenses.
Net loss for the third quarter of 2020 was $6.1 million, representing a net loss of $0.10 per basic and diluted share. This compares to net income of $0.3 million, representing net income of $0.01 per basic and diluted share for the third quarter of 2019. The increase in net loss for the third quarter over the same period of the prior year is primarily related to decreases in research and development and product revenues and higher research and development expenses.
Cash and cash equivalents decreased by $19.0 million to $71.5 million as of September 30, 2020 compared to $90.5 million as of December 31, 2019. Net cash used in operating activities increased to $15.0 million in the nine months ended September 30, 2020 compared to $8.9 million in the nine months ended September 30, 2019. We believe that based on our current level of operations, our existing cash and cash equivalents, along with available borrowings under the Credit Facility, will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2020, we entered into an Eighth Amendment to the Credit Facility whereby we may draw on the term debt and the Revolving Line of Credit at any time prior to October 1, 2021 and October 1, 2024, respectively. Draws on the term debt are subject to customary conditions for funding including, among others, that no event of default exists. As of September 30, 2020, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 11, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues decreased by $7.4 million, or 36%, to $13.0 million for the third quarter of 2020, compared to the third quarter of 2019.
Product gross margins were 57% in the third quarter of 2020, compared to 51% in the corresponding period in 2019.
Research and development expense decreased by $0.1 million, or 2%, to $5.2 million for the third quarter of 2020, compared to the third quarter of 2019, primarily due to an increase in costs associated with outside services relating to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses and higher headcount.
Selling, general and administrative expense increased by $0.6 million, or 31%, to $2.7 million for the third quarter of 2020, compared to the third quarter of 2019, primarily due to an increase in costs associated with headcount, partially offset by lower allocable expenses.
Novel Biotherapeutics
Revenues increased by $3.9 million, or 263%, to $5.4 million for the third quarter of 2020, compared to the third quarter of 2019, primarily due to recognition of license and research and development fees from Takeda under the Takeda Strategic Collaboration and License Agreement and research and development revenue from Nestlé Health Science.
Research and development expense increased by $3.4 million, or 109%, to $6.4 million for the third quarter of 2020, compared to the third quarter of 2019, primarily due to an increase in costs associated with outside services relating to CMC regulatory expenses, higher outside services and higher headcount.
Selling, general and administrative expense decreased by $0.2 million, or 25%, to $0.5 million for the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower allocable expense and outside services.
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
We recognized no research and development revenue for the three and nine months ended September 30, 2020. In three and nine months ended September 30, 2019, we recognized revenue of $2.0 million for the milestone payment from GSK relating to the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology.
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

In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement to install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term. The license installation was completed in 2019 and we recognized $0.9 million as license fee revenue accordingly in the three and nine months ended September 30, 2019, respectively, under the amendment. Pursuant to the agreement, Merck has options to future technology enhancements for a specified fee. As of September 30, 2020, Merck has not exercised its option for technology enhancements.
We recognized research and development revenues of $1.1 million and $2.1 million for the three and nine months ended September 30, 2020, respectively, compared to $1.1 million and $4.0 million for the three and nine months ended September 30, 2019, respectively, under Merck CodeEvolver® Agreement.
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
Pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices. We recognized revenue of $3.2 million and $7.0 million for the three and nine months ended September 30, 2020, respectively, compared to $3.6 million and $11.4 million in the three and nine months ended September 30, 2019, respectively, in product revenue under this agreement. Revenues from Merck under the Sitagliptin Catalyst Supply Agreement were 17% and 15% of our total revenues for the three and nine months ended September 30, 2020, respectively, compared to 16% and 23% in the three and nine months ended September 30, 2019, respectively. As the active pharmaceutical ingredient sitagliptin approaches its generic phase, there is no guarantee that the revenues under this agreement will continue at these levels in future years.
As of September 30, 2020, we recorded revenue of $3.2 million from sitagliptin products that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six month period following the end of the quarter. The contract asset balances were partially offset by contract liabilities as they are under the same contract.
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
We received an upfront cash payment of $14.0 million upon the execution of the Nestlé Agreement, a $4.0 million milestone payment after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment upon achievement of a milestone relating to formulation of CDX-6114. The $4.0 million milestone payment that was triggered by the initiation of the trial was received in September 2018 and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and milestone payment of $1.0 million were recognized over time as the development work was performed. Revenue was recognized using a single measure of progress that depicted our performance in transferring control of the services, which was based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized nominal research and development revenue for the three months ended September 30, 2020 and nominal revenue for the nine months ended September 30, 2020 compared to $0.1 million and $1.8 million for the three and nine months ended September 30, 2019, respectively.
In January 2019, we received notice from the U.S. Food and Drug Administration (the "FDA") that it had completed its review of our investigational new drug application (" IND") for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized in the first quarter of 2019 as research and development revenue. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114 was substantially completed in the fourth quarter of 2019. We are eligible to receive payments from Nestlé Health Science under the Nestlé Agreement that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.
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
Under the Strategic Collaboration Agreement and development agreement, we recognized research and development fees of $2.8 million and $6.1 million for the three and nine months ended September 30, 2020, respectively, compared to $1.4 million and $3.9 million for the three and nine months ended September 30, 2019, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of our biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received an initial collaboration fee of $0.5 million within 30 days of the effective date of the Porton Agreement, $1.5 million upon the first anniversary of the effective date of the agreement, and $1.0 million upon the second anniversary of the effective date of the agreement and we are eligible to receive $1.0 million on the third anniversary of the effective date of the agreement. We completed the technical transfer in the fourth quarter of 2018 and recognized $2.8 million in research and development revenue. We recognized revenue related to the functional license provided to Porton at a point in time when control of the license was transferred to the customer. We recognized research and development revenue related to the Porton Agreement of nil and $1.1 million in the three and nine months ended September 30, 2020, respectively, and no revenue in the three and nine months ended September 30, 2019.
Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis Pharma AG (“Novartis”). The Agreement allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Under the Novartis CodeEvolver® Agreement, we are transferring our proprietary CodeEvolver® protein engineering platform technology to Novartis over approximately 23 months starting with the date on which we commenced the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, the Company provided to Novartis our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of the Company and Novartis scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver® protein engineering platform technology installed at its designated laboratory. Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. In the second quarter of 2020, we completed the second technology milestone transfer under the agreement and became eligible to receive a milestone payment of $4.0 million, which we subsequently received in July 2020. We are eligible to receive an additional $5.0 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to our technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay us annual payments which amount to an additional $8.0 million. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to the Company for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer performance obligation, which is expected to occur over twenty-three months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $0.9 million and $4.1 million in research and development revenue for the three and nine months ended September 30, 2020, respectively, and $3.8 million in revenue for the three and nine months ended September 30, 2019, respectively, from the Novartis CodeEvolver® Agreement.
Strategic Collaboration and License Agreement
In March 2020, we entered into a Strategic Collaboration and License Agreement (the “Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”), under which we will collaborate to research and develop protein sequences for use in gene therapy products for certain diseases. On execution of the Takeda Agreement, we received an up-front non-refundable cash payment of $8.5 million. Revenue relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of $2.6 million and $10.6 million in the three and nine months ended September 30, 2020, respectively.
Other potential payments from Takeda include (i) reimbursement of research and development fees and pre-clinical approval milestones for initial programs to earn $18.3 million, (ii) development and commercialization-based milestones, per target gene, of up to $100.0 million, the modulation of which leads to treatment of certain diseases by the applicable product, and (iii) tiered royalties, at percentages ranging from the middle-single digit to low single-digit of sales of the applicable product.
Master Collaboration and Research Agreement and Stock Purchase Agreement
In June 2020, we entered into a Stock Purchase Agreement with Molecular Assemblies, Inc. (“MAI”) pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the transaction, our chief executive officer, John Nicols, also joined MAI’s board of directors. At the same time, we entered into a Master Collaboration and Research Agreement (the “MAI Agreement”) with MAI to engineer DNA polymerase enzymes to deliver differentiated and cost-effective solutions for the enzymatic synthesis of DNA. Under the MAI Agreement and its related statement of work (“SOW”), we will apply our CodeEvolver® protein engineering platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. Based on these services, the Company is eligible to earn additional shares of MAI's Series A preferred stock. MAI will combine its advanced chemistries with our enzymes to drive the process to commercialization. Under the MAI Agreement and its associated SOW, we will engage in research and development activities to engineer DNA polymerase enzymes for the enzymatic synthesis of DNA in exchange for monthly fees in the form of shares of Series A preferred stock in MAI. We are eligible to earn such non-monetary payments over ten to thirteen months, and any such shares would be issued thirty days in arrears after each calendar quarter-end. We are also eligible to receive amounts for bonuses, targets and milestones on achievement of timeline and project goals specified in the SOW. Payments for bonuses, targets and milestones on achievement of timeline and project goals are to be issued thirty days after the Company provides notification of completion. We did not receive any shares of MAI's Series A preferred stock based on services provided in the nine months ended September 30, 2020. Under the MAI Agreement, we will have the right to use and sell the engineered enzymes to third parties for any purpose other than for the synthesis of native DNA. Under the MAI Agreement, we would make a $0.5 million payment to MAI on meeting a milestone of $5.0 million in aggregate commercial sales by the Company to third parties of the engineered enzymes or any product incorporating or derived from the engineered enzymes for any purpose other than the synthesis of native DNA. The MAI Agreement contemplates that we and MAI will enter into a Commercialization and Enzyme Supply Agreement (the “CESA”) within six months following the completion of certain timelines specified in the SOW. In addition, we and MAI have agreed pursuant to the MAI Agreement to certain terms to be contained within the CESA in the event that the CESA becomes executed in the future. Those include: (a) that MAI would receive an exclusive license to use the DNA polymerase enzymes engineering by us under the MAI Agreement in the synthesis of native DNA and a non-exclusive license to use these enzymes for research and development on the synthesis of non-native DNA, and (b) that we would become the exclusive manufacturer of these enzymes for MAI, its affiliates and licensees.
We recognized $0.5 million in research and development revenue in the three and nine months ended September 30, 2020 from transactions with MAI. At September 30, 2020, we had $0.5 million of financial assets due from MAI. Payment for the services was subsequently received in the form of additional Series A preferred stock of MAI in October.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenues:
Product revenue	$8,401	$10,351	$(1,950)	(19)%	$18,005	$24,588	$(6,583)	(27)%
Research and development revenue	9,984	11,555	(1,571)	(14)%	30,018	25,220	4,798	19%
Total revenues	18,385	21,906	(3,521)	(16)%	48,023	49,808	(1,785)	(4)%
Costs and operating expenses:
Cost of product revenue	3,642	5,067	(1,425)	(28)%	7,882	12,230	(4,348)	(36)%
Research and development	12,010	8,711	3,299	38%	33,830	25,000	8,830	35%
Selling, general and administrative	8,797	7,869	928	12%	26,307	24,180	2,127	9%
Total costs and operating expenses	24,449	21,647	2,802	13%	68,019	61,410	6,609	11%
Income (loss) from operations	(6,064)	259	(6,323)	(2,441)%	(19,996)	(11,602)	(8,394)	(72)%
Interest income	39	480	(441)	(92)%	362	929	(567)	(61)%
Other expenses, net	(50)	(403)	353	88%	(125)	(615)	490	80%
Income (loss) before income taxes	(6,075)	336	(6,411)	(1,908)%	(19,759)	(11,288)	(8,471)	(75)%
Provision for (benefit from) income taxes	19	(7)	26	371%	331	12	319	2,658%
Net income (loss)	$(6,094)	$343	$(6,437)	(1,877)%	$(20,090)	$(11,300)	$(8,790)	(78)%

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
The following table shows the amounts of our product revenue and research and development revenue from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2020	2019	$	%	2020	2019	$	%
Product revenue	$8,401	$10,351	$(1,950)	(19)%	$18,005	$24,588	$(6,583)	(27)%
Research and development revenue	9,984	11,555	(1,571)	(14)%	30,018	25,220	4,798	19%
Total revenues	$18,385	$21,906	$(3,521)	(16)%	$48,023	$49,808	$(1,785)	(4)%

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
Total revenues decreased by $3.5 million in the three months ended September 30, 2020 compared to the same period in 2019 due to lower research and development revenue and lower product revenue. Total revenues decreased by $1.8 million in the nine months ended September 30, 2020 compared to the same period in 2019 due to lower product revenue offset by higher research and development revenue.
Product revenue decreased by $2.0 million and $6.6 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily due to variability of customer demand for generic and branded products.
Research and development revenue decreased by $1.6 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement and a prior year milestone payment from GSK under the GSK CodeEvolver® Agreement, partially offset by license fees and research and development revenue from Takeda under the Takeda Agreement. Research and development revenue increased by $4.8 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the recognition of license fees and research and development revenue from Takeda under the Takeda Strategic Collaboration and License Agreement, and recognition of license fees from Porton, partially offset by lower revenue and prior year functional license fee revenue from Nestlé Health Science, lower revenue from a prior year milestone payment from GSK under the GSK CodeEvolver® Agreement.
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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2020	2019	$	%	2020	2019	$	%
Cost of product revenue	$3,642	$5,067	$(1,425)	(28)%	7,882	12,230	$(4,348)	(36)%
Research and development	12,010	8,711	3,299	38%	33,830	25,000	8,830	35%
Selling, general and administrative	8,797	7,869	928	12%	26,307	24,180	2,127	9%
Total costs and operating expenses	$24,449	$21,647	$2,802	13%	$68,019	$61,410	$6,609	11%

Cost of Product Revenue and Product Gross Margin
Our product revenues are derived entirely from our Performance Enzymes segment. Revenues from the Novel Biotherapeutics segment are from collaborative research and development activities and not from product revenue.
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2020	2019	$	%	2020	2019	$	%
Product revenue	$8,401	$10,351	$(1,950)	(19)%	$18,005	$24,588	$(6,583)	(27)%
Cost of product revenue	3,642	5,067	(1,425)	(28)%	7,882	12,230	(4,348)	(36)%
Product gross profit	$4,759	$5,284	$(525)	(10)%	$10,123	$12,358	$(2,235)	(18)%
Product gross margin (%)	57%	51%			56%	50%

Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
Product gross margins were 57% and 56% in the three and nine months ended September 30, 2020, respectively, compared to 51% and 50% and in the corresponding periods in 2019 due to variations in product mix.

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
Research and development expenses increased by $3.3 million, or 38%, during the three months ended September 30, 2020 and by $8.8 million, or 35%, in the nine months ended September 30, 2020, compared to the same periods in 2019. The increase in research and development expenses was primarily due to an increase in costs associated with outside services relating to CMC and regulatory expenses, higher headcount and higher allocable expenses, partially offset by lower lab supplies and outside consultants.

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
Selling, general and administrative expenses increased by $0.9 million, or 12%, in the three months ended September 30, 2020 and by $2.1 million, or 9%, in the nine months ended September 30, 2020 compared to the same periods in 2019. The increase in selling, general and administrative expense was primarily due to an increase in costs associated with higher facilities and headcount, legal and accounting fees, outside services, and licensed technology partially offset by lower allocable expenses, lower travel expenses and lower recruiting costs.

Interest Income and Other Expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In Thousands)	2020	2019	$	%	2020	2019	$	%
Interest income	$39	$480	$(441)	(92)%	$362	$929	$(567)	(61)%
Other expenses, net	(50)	(403)	353	88%	(125)	(615)	490	80%
Total other income, net	$(11)	$77	$(88)	(114)%	$237	$314	$(77)	(25)%

Interest Income
Interest income decreased by $0.4 million and $0.6 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 due to lower average interest rates on declining average cash balances.

Other Expenses, net
Other expenses decreased by $0.4 million and $0.5 million in three and nine months ended September 30, 2020, respectively, compared to the same period in 2019 due to prior year write-down of $0.4 million of our investment in CO2 Solutions and fluctuations in foreign currency.

Provision for and Benefit from Income Taxes
We recognized an income tax provision of $19 thousand and $0.3 million in the three and nine months ended September 30, 2020, respectively. We recognized an income tax benefit of $7 thousand and an income tax provision of $12 thousand in the three and nine months ended September 30, 2019, respectively. The increase in income tax provision was primarily due to mandatory income tax withheld by a foreign taxing authority and additional interest recorded on uncertain tax positions from previous years.

Net Income (Loss)
The net loss for the third quarter of 2020 was $6.1 million, representing a net loss of $0.10 per basic and diluted share. This compares to a net income of $0.3 million, representing a net income of $0.01 per basic and diluted share for the third quarter of 2019. For the nine months ended September 30, 2020, the net loss was $20.1 million, representing a net loss of $0.34 per basic and diluted share. This compares to a net loss of $11.3 million, representing a net loss of $0.20 per basic and diluted share for the nine months ended September 30, 2019. The increase in net loss for the three and nine months ended September 30, 2020 compared to the same period of the prior year was primarily related to higher operating expenses and lower in revenues.

Results of Operations by Segment (in thousands, except percentages)
Revenue by segment

	Three months ended September 30,						Change
	2020			2019			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$8,401	$—	$8,401	$10,351	$—	$10,351	$(1,950)	(19)%	$—	—%
Research and development revenue	4,604	5,380	9,984	10,073	1,482	11,555	(5,469)	(54)%	3,898	263%
Total revenues	$13,005	$5,380	$18,385	$20,424	$1,482	$21,906	$(7,419)	(36)%	$3,898	263%

	Nine months ended September 30,						Change
	2020			2019			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$18,005	$—	$18,005	$24,588	$—	$24,588	$(6,583)	(27)%	$—	—%
Research and development revenue	13,380	16,638	30,018	16,512	8,708	25,220	(3,132)	(19)%	7,930	91%
Total revenues	$31,385	$16,638	$48,023	$41,100	$8,708	$49,808	$(9,715)	(24)%	$7,930	91%

Revenues from the Performance Enzymes segment decreased by $7.4 million, or 36%, to $13.0 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Revenues decreased by $9.7 million, or 24%, to $31.4 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement and a prior year milestone payment from GSK under the GSK CodeEvolver® Agreement, partially offset by research and development revenue from Takeda under the Takeda Agreement.
Revenues from the Novel Biotherapeutics segment increased by $3.9 million, or 263%, to $5.4 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Revenues increased by $7.9 million, or 91%, to $16.6 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to recognition of license and research and development fees from Takeda under the Takeda Strategic Collaboration and License Agreement, partially offset by a decrease in prior year functional license fee revenue from Nestlé

Health Science.

Cost and Operating Expenses by Segment

	Three months ended September 30,						Change
	2020			2019			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$3,642	$—	$3,642	$5,067	$—	$5,067	$(1,425)	(28)%	$—	—%
Research and development (1)	5,184	6,433	11,617	5,313	3,080	8,393	(129)	(2)%	3,353	109%
Selling, general and administrative (1)	2,675	515	3,190	2,037	690	2,727	638	31%	(175)	(25)%
Total segment costs and operating expenses	$11,501	$6,948	18,449	$12,417	$3,770	16,187	$(916)	(7)%	$3,178	84%
Corporate costs			5,472			4,989
Depreciation and amortization			528			471
Total costs and operating expenses			$24,449			$21,647

(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.

	Nine months ended September 30,						Change
	2020			2019			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$7,882	$—	$7,882	$12,230	$—	$12,230	$(4,348)	(36)%	$—	0%
Research and development (1)	15,877	16,848	32,725	14,889	9,252	24,141	988	7%	7,596	82%
Selling, general and administrative (1)	7,395	1,728	9,123	6,499	1,768	8,267	896	14%	(40)	(2)%
Total segment costs and operating expenses	$31,154	$18,576	49,730	$33,618	$11,020	44,638	$(2,464)	(7)%	$7,556	69%
Corporate costs			16,763			15,499
Depreciation and amortization			1,526			1,273
Total costs and operating expenses			$68,019			$61,410

(1) Research and development expenses and Selling, general and administrative expenses exclude depreciation and amortization of finance leases.

For a discussion of product cost of revenue, see "Results of Operations".
Research and development expense in the Performance Enzymes segment decreased by $0.1 million, or 2%, to $5.2 million in the third quarter of 2020, compared to the third quarter of 2019. Research and development expense in the Performance Enzymes segment increased by $1.0 million, or 7%, to $15.9 million in the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily due to an increase in costs associated with outside services relating to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses and higher headcount.

Selling, general and administrative expense in the Performance Enzymes segment increased by $0.6 million, or 31%, to $2.7 million in the third quarter of 2020, compared to the third quarter of 2019. Selling, general and administrative expense in the Performance Enzymes segment increased by $0.9 million, or 14%, to $7.4 million in the nine months ended September 30, 2020, compared to the corresponding period in 2019. The increase was primarily due to an increase in costs associated with headcount, partially offset by lower allocable expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $3.4 million, or 109%, to $6.4 million in the third quarter of 2020, compared to the third quarter of 2019. Research and development expense in the Novel Biotherapeutics segment increased by $7.6 million, or 82%, to $16.8 million in the nine months ended September 30, 2020, compared to the same corresponding period in 2019. The increase was primarily due to an increase in costs associated with outside services relating to CMC regulatory expenses, higher outside services and higher headcount.
Selling, general and administrative expense in the Novel Biotherapeutics segment decreased by $0.2 million, or 25%, to $0.5 million in the third quarter of 2020, compared to the third quarter of 2019. Selling, general and administrative expense in the Novel Biotherapeutics segment decreased by $40 thousand, or 2%, to $1.7 million in the nine months ended September 30, 2020, compared to the corresponding period in 2019. The decrease was primarily due to lower allocable expense and outside services.

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
The following is a summary of cash and cash equivalents balances and working capital as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$71,516	$90,498
Working capital	$82,437	$98,817
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
In October 2017, we entered into the Nestlé Agreement with Nestlé Health Science. Pursuant to the Nestlé Agreement, Nestlé Health Science paid us an upfront cash payment of $14.0 million. In July 2018, we announced that we had dosed the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 for the potential treatment of PKU. The initiation of the trial triggered a $4.0 million milestone payment from Nestlé Health Science and the $1.0 million milestone payment that was triggered by the achievement of a formulation relating to CDX-6114 was received in February 2019. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. The option payment of $3.0 million was recognized in the first quarter of 2019 as research and development revenue. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114 was substantially completed in the fourth quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
In March 2020, we entered into a Strategic Collaboration and License Agreement with Takeda under which we received an up-front non-refundable cash payment of $8.5 million in March 2020. Other potential payments from Takeda include (i) of research and development fees and pre-clinical approval milestones for initial programs of up to $18.3 million, (ii) development and commercialization-based milestones, per target gene, of up to $100.0 million, the modulation of which leads to treatment of certain diseases by the applicable product, and (iii) tiered royalties, at percentages ranging from the middle-single digit to low single-digit of sales of the applicable product.
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
In June 2017, we entered into the Credit Facility, which consists of term debt for loans that allow us to borrow up to $10.0 million and a revolving credit facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. In September 2020, we entered into an Eighth Amendment to the Credit Facility whereby we may draw on the Term Debt and the Revolving Line of Credit at any time prior to the October 1, 2021 and October 1, 2024, respectively. Draws on the term debt are subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. On October 1, 2024, any loans for Term Debt mature and the Revolving Line of Credit terminates. No amounts were drawn down under the credit facility as of September 30, 2020. At September 30, 2020, we believe we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 11, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and may not be accurately predicted, including the duration and severity of the pandemic and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a negative impact on revenue for the nine months ending September 30, 2020, although we are unable to fully determine and quantify the extent to which this pandemic has affected the amount and timing of our total revenues. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence. In the U.S., the impact of COVID-19, including governmental orders ("Orders") governing the operation of businesses during the pandemic, had caused the temporary closure of our Redwood City, California facilities from mid-March 2020 through the end of April and has disrupted our R&D operations. In May 2020, we initiated limited R&D operations and have gradually ramped up operations such that we are currently operating utilizing the majority of our normal R&D capacity. Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. While we believe we have adequate cash on hand to manage through the disruptions being caused by the COVID-19 pandemic, the extent to which the pandemic may materially impact our financial condition, liquidity, or results of operations in the future is uncertain. For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.
As of September 30, 2020, we had cash and cash equivalents of $71.5 million and $15.0 million available to borrow under the Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our Credit Facility. We may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary.
We believe that based on our current level of operations, our existing cash and cash equivalents, along with available borrowings under the Credit Facility, will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months. However, we may need additional capital if our current plans and assumptions change, or if we are unable to execute on our current operating plan. In addition, we may choose to seek other sources of capital even if we believe we have generated sufficient cash flows to support our operating needs. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Cash Flows
The following table is our statements of cash flows for nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(14,972)	$(8,899)
Net cash used in investing activities	(3,260)	(3,251)
Net cash provided by (used in) financing activities	(778)	51,539
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19,010)	$39,389

Cash Flows from Operating Activities
Cash used in operating activities was $15.0 million net for the nine months ended September 30, 2020, which resulted from a net loss of $20.1 million for the nine months ended September 30, 2020 adjusted for non-cash charges for depreciation of $1.4 million, ROU lease asset amortization expense of $2.0 million, stock-based compensation of $6.1 million and allowance of credit loss of $40 thousand. Additional cash used by changes in operating assets and liabilities was $4.3 million. Changes in operating assets and liabilities included an increase of $4.9 million in unbilled receivables, an increase of $1.6 million in accounts receivables, and a decrease of $1.9 million in other long-term liabilities partially offset by an increase of $2.3 million in other accrued liabilities and an increase of $2.0 million in deferred revenue.
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
Cash Flows from Investing Activities
Cash used in investing activities was $3.3 million for the nine months ended September 30, 2020 and 2019. Cash used in investing activities for the nine months ended September 30, 2020 was primarily attributable to $2.3 million for purchases of property and equipment and the purchase of 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. Cash used in investing activities for the nine months ended September 30, 2019 was primarily attributable to the purchase of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $0.8 million for the nine months ended September 30, 2020 which included $1.3 million for taxes paid related to net share settlement of equity awards offset by $0.5 million of proceeds from exercises of stock options.
Cash provided by financing activities was $51.5 million for the nine months ended September 30, 2019 which included $49.9 million of net proceeds from a private placement in June 2019 and $4.6 million of proceeds from exercises of stock options offset by $2.9 million for taxes paid related to net share settlement of equity awards.

Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2020 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	>5 years
Operating leases obligations (1)	32,313	4,167	8,776	9,525	9,845

(1) Represents future minimum lease payments under non-cancellable operating leases in effect as of September 30, 2020 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. In February 2019, we have entered into an Eighth Amendment to the Lease (the “Eighth Amendment”) with MetLife for our facilities, extending the lease terms from May 2027 to May 2029. For additional information see Note 11, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$532
Development and manufacturing services agreements	September 2019	3,806
Strategic collaboration and license agreement	March 2020	520
Total other commitments		$4,858

Credit Facility
In June 2017, we entered into a credit facility (“Credit Facility”) consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. At September 30, 2020, we have not drawn from the Credit Facility. We may draw on the Term Debt and the Revolving Line of Credit at any time prior to the October 1, 2021 and October 1, 2024, respectively. Term loans drawn under the Term Debt mature and the Revolving Line of Credit terminates on October 1, 2024. Term loans made under the Term Debt bear interest at variable rate through maturity at greater of (i) 3.75% and (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% and (ii) the sum of (A) the prime rate plus (B) 1.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenues levels and maintaining certain minimum cash levels with the lender. The Credit Facility’s financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. At September 30, 2020, we were in compliance with the covenants for the Credit Facility. For additional information about our credit facility, see Note 11 "Commitments and Contingencies" in the accompanying notes to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

Critical Accounting Policies and Estimates
The preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2020 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, except for changes due to adoption of Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which are described below:

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
Interest Rate Sensitivity
In June 2017, we entered into a credit facility consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Loans made under the Term Debt bear interest through maturity equal to the greater of (i) 3.75% and (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the equal to the greater of (i) 4.25% and (ii) the sum of (A) the prime rate (B) 1.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. No amounts were drawn down under the credit facility as of September 30, 2020. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of September 30, 2020, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the United States dollar may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheet. As of September 30, 2020, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $0.1 million. We did not engage in hedging transactions in 2020 or 2019.
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
To analyze the fair value measurement of our equity investment in MAI, we perform a qualitative analysis using significant unobservable inputs. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value estimate. We may value our equity investment based on significant recent arms-length equity transactions with sophisticated non-strategic unrelated new investors, providing the terms of these equity transactions are substantially similar to the equity transactions terms between the company and us. The impact of any differences in equity transaction terms may be difficult or impossible to quantify on the market value of investment.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
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

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). During the three months ended September 30, 2020, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2019 with respect to the Risk Factors, except as set forth below. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
The ongoing COVID-19 pandemic has and may continue in the future to, directly or indirectly, adversely affect our business, results of operations and financial condition.
In the United States, the COVID-19 pandemic, has had, and may continue to have, an adverse effect on our business, results of operations and financial condition, including as a result of compliance with governmental orders governing the operation of businesses during the pandemic, the temporary closure of our Redwood City, California facilities and disruption of our research and development operations. We believe that these disruptions have had a negative impact on revenue for the nine months ended September 30, 2020 although we are unable to fully determine and quantify the extent to which this pandemic has affected the amount and timing of our total revenues. In the future, our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, governmental orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.
The potential impact and duration of COVID-19 or another pandemic or public health crisis has, had and could continue to have, significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries continues to adversely impact regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets. As a result, we may experience difficulty accessing debt and equity capital on attractive terms, or at all, due to the severe disruption and instability in the global financial markets. In addition, our customers may terminate or amend their agreements for the purchase of our products or services due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons.
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
The COVID-19 pandemic has disrupted, and may continue to disrupt, our business operations. The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our products and product candidates; disruptions in access by patients to therapies for which our products are components of the supply chain; delays in the performance of R&D service work, and delays in current and future clinical trials that we or our collaboration partners conduct. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of product candidates for which our products are components of the supply chain.
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations, employees, customers, suppliers or our collaboration partners, continued spread of COVID-19, measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, results of operations and financial condition. As a result, in May 2020 we withdrew our full year 2020 financial guidance.

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

10.1
Eighth Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of September 30, 2020 to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of September 30, 2020.

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	November 6, 2020	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	November 6, 2020	By:	/s/ Ross Taylor
Ross Taylor Senior Vice President and Chief Financial Officer (principal financial and accounting officer)