Form 10-Q
period 2021-03-31
CODEXIS, INC.
filed 2021-05-07
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were 64,489,793 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$139,748	$149,117
Restricted cash, current	594	638
Investment in non-marketable debt security	1,067	1,000
Financial assets:
Accounts receivable	11,368	13,894
Contract assets	5,143	4,526
Unbilled receivables	11,298	10,942
Total financial assets	27,809	29,362
Less: allowances	(74)	(74)
Total financial assets, net	27,735	29,288
Inventories	1,029	964
Prepaid expenses and other current assets	3,390	3,416
Total current assets	173,563	184,423
Restricted cash	1,519	1,062
Investment in non-marketable equity securities	2,350	1,450
Right-of-use assets - Operating leases, net	20,758	21,382
Right-of-use assets - Finance leases, net	94	119
Property and equipment, net	10,396	9,675
Goodwill	3,241	3,241
Other non-current assets	249	294
Total assets	$212,170	$221,646
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,569	$2,970
Accrued compensation	4,953	7,288
Other accrued liabilities	9,516	10,272
Current portion of lease obligations - Operating leases	2,618	2,627
Deferred revenue	1,897	1,824
Total current liabilities	22,553	24,981
Deferred revenue, net of current portion	2,900	2,967
Long-term lease obligations - Operating leases	21,701	22,324
Other long-term liabilities	1,277	1,271
Total liabilities	48,431	51,543
Commitments and Contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 64,488 shares and 64,283 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	539,220	536,516
Accumulated deficit	(375,487)	(366,419)
Total stockholders' equity	163,739	170,103
Total liabilities and stockholders' equity	$212,170	$221,646

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product revenue	$10,226	$5,100
Research and development revenue	7,806	9,570
Total revenues	18,032	14,670
Costs and operating expenses:
Cost of product revenue	4,218	2,541
Research and development	11,571	10,967
Selling, general and administrative	11,398	8,989
Total costs and operating expenses	27,187	22,497
Loss from operations	(9,155)	(7,827)
Interest income	177	266
Other expenses, net	(88)	(86)
Loss before income taxes	(9,066)	(7,647)
Provision for income taxes	2	5
Net loss	$(9,068)	$(7,652)

Net loss per share, basic and diluted	$(0.14)	$(0.13)

Weighted average common stock shares used in computing net loss per share, basic and diluted	64,290	58,888

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended March 31, 2021	Shares	Amount

Balance as of January 1, 2021	64,283	$6	$536,516	$(366,419)	$170,103
Exercise of stock options	118	—	1,223	—	1,223
Release of stock awards	139	—	—	—	—
Employee stock-based compensation	—	—	2,626	—	2,626
Non-employee stock-based compensation	—	—	61	—	61
Taxes paid related to net share settlement of equity awards	(52)	—	(1,206)	—	(1,206)
Net loss	—	—	—	(9,068)	(9,068)
Balance as of March 31, 2021	64,488	$6	$539,220	$(375,487)	$163,739

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended March 31, 2020	Shares	Amount

Balance as of January 1, 2020	58,877	$6	$447,920	$(342,409)	$105,517
Exercise of stock options	5	—	39	—	39
Release of stock awards	219	—	—	—	—
Employee stock-based compensation	—	—	2,169	—	2,169
Taxes paid related to net share settlement of equity awards	(84)	—	(1,007)	—	(1,007)
Net loss	—	—	—	(7,652)	(7,652)
Balance as of March 31, 2020	59,017	$6	$449,121	$(350,061)	$99,066

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in Thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(9,068)	$(7,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	659	438
Amortization expense - right-of-use assets - operating and finance leases	649	692
Stock-based compensation	2,687	2,169
Equity securities earned from research and development activities	(132)	—
Other non-cash items	(84)	—
Changes in operating assets and liabilities:
Financial assets, net	1,103	(2,763)
Inventories	(65)	(330)
Prepaid expenses and other assets	70	(838)
Accounts payable	400	(246)
Accrued compensation and other accrued liabilities	(1,731)	1,237
Other long-term liabilities	(617)	(624)
Deferred revenue	(311)	6,492
Net cash used in operating activities	(6,440)	(1,425)
Investing activities:
Purchase of property and equipment	(2,550)	(761)
Proceeds from sale of property and equipment	17	—
Net cash used in investing activities	(2,533)	(761)
Financing activities:
Proceeds from exercises of stock options	1,223	39
Payments of lease obligations - Finance leases	—	(51)
Taxes paid related to net share settlement of equity awards	(1,206)	(1,007)
Net cash provided by (used in) financing activities	17	(1,019)
Net decrease in cash, cash equivalents and restricted cash	(8,956)	(3,205)
Cash, cash equivalents and restricted cash at the beginning of the period	150,817	92,221
Cash, cash equivalents and restricted cash at the end of the period	$141,861	$89,016

Supplemental disclosure of cash flow information:
Interest paid	$3	$4
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$579	$182
Assets received for research and development revenue earned	$900	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of March 31, 2021 and 2020 to the total of the same such amounts shown above:

	March 31,
	2021	2020
Cash and cash equivalents	$139,748	$87,327
Restricted cash, current and non-current	2,113	1,689
Total cash, cash equivalents and restricted cash	$141,861	$89,016

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
The core historical application of the technology has been in developing commercially viable biocatalytic manufacturing processes for more sustainable production of complex chemicals. This begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized biocatalysts to enable the designed process, using our CodeEvolver® platform. Engineered biocatalyst candidates, numbering many thousands for each project, are then rapidly screened and validated using high throughput methods under process-relevant operating conditions. This approach results in an optimized biocatalyst that enables cost-efficient processes that are relatively simple to run in conventional manufacturing equipment. This also allows for efficient technical transfer of our processes to our manufacturing partners.
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
We initially commercialized our CodeEvolver® protein engineering technology platform and products in the manufacture of small molecule pharmaceuticals, which remains a primary business focus. Our customers, which include many large, global pharmaceutical companies, use our technology, products and services in their process development and in manufacturing. Additionally, we have licensed our proprietary CodeEvolver® protein engineering technology platform to global pharmaceutical companies enabling them to use this technology, in house, to engineer enzymes for their own businesses. Most recently, in May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis. The Novartis CodeEvolver® Agreement (our third such agreement with large pharma companies) allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare.
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

We have been using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both in partnership with customers and for our own proprietary Codexis drug candidates. Our first program was for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the “Nestlé License Agreement”) with Societé des Produits Nestlé S.A., formerly known as Nestec Ltd. (“Nestlé Health Science”) to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. Also in October 2017, we entered into a strategic collaboration agreement with Nestlé Health Science (“Nestlé SCA”) pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. In January 2020, we entered into a development agreement with Nestlé Health Science to advance a new lead candidate discovered under the Nestlé SCA, CDX-7108, into preclinical development and early clinical studies as a potential treatment for a gastro-intestinal disorder. In parallel, the Nestlé SCA was extended through December 2021 to support the discovery of therapeutic candidates for additional disorders. In March 2020, we entered into a Strategic Collaboration and License Agreement (“Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), for the research and development of novel gene therapies for certain disease indications, including the treatment of lysosomal storage disorders and a blood factor deficiency.
In June 2020, we also entered into a Master Collaboration and Research Agreement (the “MAI Agreement”) with Molecular Assemblies, Inc ("MAI") pursuant to which we are leveraging our CodeEvolver® platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. Concurrently with the MAI Agreement, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million and, in connection with the transaction, John Nicols, our President and Chief Executive Officer, also joined MAI’s board of directors. See Note 14, "Subsequent Event" for additional information.
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
In March 2020, we entered into the Takeda Agreement pursuant to which we are collaborating to research and develop protein sequences for use in gene therapy products for certain disease indications in accordance with the respective program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency. In March 2020, we received a one-time, non-refundable cash payment of $8.5 million. Of these programs, the Fabry disease program is the most advanced, with multiple sequences, including CDX-6311, having been provided to Takeda.
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
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the three months ended March 31, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
In the U.S., the impact of COVID-19, including governmental orders ("Orders") governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities and has disrupted our R&D operations. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April 2020 in accordance with these Orders. In May 2020, we initiated limited R&D operations and have ramped up operations such that we are currently utilizing the majority of our normal R&D capacity while following county, state and federal COVID-19 guidance for the protection of our employees. Additionally, we resumed small scale manufacturing at our Redwood City pilot plant in May 2020.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and include all the information and notes required by GAAP for complete financial statements. These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2021 and 2020, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2020.
The Unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2021, results of our operations for the three months ended March 31, 2021 and 2020, changes in stockholders' equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
The Unaudited Condensed Consolidated Financial Statements include the accounts of Codexis, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Financial Statement Exclusion
The total net loss in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, is not different from the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the same periods. Accordingly, the Unaudited Condensed Consolidated Financial Statements exclude the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020.
Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. We adopted the standard on January 1, 2021 on a modified retrospective basis. The adoption of this standard had no impact on our Unaudited Condensed Consolidated Financial Statements.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. ASU 2020-10 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. We adopted the standard on January 1, 2021 on a retrospective basis. The adoption of this standard had no impact on our Unaudited Condensed Consolidated Financial Statements
Recently issued accounting pronouncements not yet adopted
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our Unaudited Condensed Consolidated Financial Statements upon adoption.
In August 2020, FASB issued ASU No 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) No. 2020-06 August 2020 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce the complexity and to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years with early adoption permitted for fiscal years beginning December 15, 2020. The standard may be adopted on a modified retrospective or fully retrospective method of transition and on adoption, entities may irrevocably elect the fair value option in accordance with Subtopic 825-10, Financial Instruments—Overall, for any financial instrument that is a convertible security. We believe that the effect of the adoption of ASU 2020-06 will have no impact on our Unaudited Condensed Consolidated Financial Statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate are expected to be discontinued as a result of the Reference Rate Reform. The standard is effective for all entities and can be adopted no later than December 1, 2022, with early adoption permitted. The standard may be adopted on a prospective basis. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to elect optional expedients for contract modification; however, we believe that effects of the adoption of ASU 2020-04 will have no impact on our Unaudited Condensed Consolidated Financial Statements and related disclosures.
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2021, as compared to the recent accounting pronouncements described in herein, that are of significance or potential significance to us.
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
Segment information is as follows (in thousands):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$10,226	$—	$10,226	$5,100	$—	$5,100
Research and development revenue	4,003	3,803	7,806	5,774	3,796	9,570
Total revenues	$14,229	$3,803	$18,032	$10,874	$3,796	$14,670

Primary geographical markets:
Americas	$2,871	$2,058	$4,929	$2,999	$2,226	$5,225
EMEA	4,537	1,745	6,282	4,401	1,570	5,971
APAC	6,821	—	6,821	3,474	—	3,474
Total revenues	$14,229	$3,803	$18,032	$10,874	$3,796	$14,670

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	March 31, 2021	December 31, 2020
Contract assets	$5,143	$4,526
Unbilled receivables	$11,298	$10,942
Contract costs	$58	$90
Contract liabilities: deferred revenue	$4,797	$4,791

We had no asset impairment charges related to contract assets in the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, the increase in contract assets was primarily due to increases in product revenue from contracts subject to over time revenue recognition. The increase in unbilled receivables were primarily due to the timing of billings. The increase in deferred revenue was nominal compared to prior period. During the three months ended March 31, 2020, decreases in contract assets were primarily due to contract assets that were subsequently invoiced as our right to consideration for goods and services became unconditional. Increases in unbilled receivables were primarily due to the timing of billings. The increase in deferred revenue were primarily due to cash advances received in excess of revenue recognized.
We recognized the following revenues (in thousands):

	Three months ended March 31,
Revenue recognized in the period for:	2021	2020
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$862	$57
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	$24	$(643)
Performance obligations satisfied from new activities in the period - contract revenue	17,146	15,256
Total revenues	$18,032	$14,670

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2021.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of March 31, 2021 (in thousands):

	Remainder of 2021	2022	2023	2024 and Thereafter	Total
Product Revenue	$400	$67	$431	$1,923	$2,821
Research and development revenue	1,430	—	546	—	1,976
Total revenues	$1,830	$67	$977	$1,923	$4,797

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

The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three months ended March 31,
	2021	2020
Shares issuable under the Equity Incentive Plan	5,497	5,071

Note 5. Investments in Non-Marketable Securities
Non-Marketable Debt Securities
We classify non-marketable debt securities, which are accounted for as available-for-sale, within Level 3 in the fair value hierarchy because we estimate the fair value based on a qualitative analysis using the most recent observable transaction price and other significant unobservable inputs including volatility, rights, and obligations of the securities we hold.
We determine gains or losses on the sale or extinguishment of non-marketable debt securities using a specific identification method. Unrealized gains and losses from bifurcated embedded derivatives, which represent share-settled redemption features, are recorded as other expense, net, in the unaudited condensed consolidated statements of operations. Unrealized gains and losses on non-marketable debt securities are recorded as a component of other comprehensive loss until realized. Realized gains or losses are recorded as a component of other expenses, net.
In the three months ended March 31, 2021, we recognized $0.1 million in interest income from amortization of debt discount and interest earned on our investment in non-marketable debt security, and $68 thousand in other expenses, net, on the change in the fair value of an embedded bifurcated derivative. We recognized no unrealized or realized gains or losses during the three months ended March 31, 2021. We recognized no interest income, other expenses, and unrealized or realized gains or losses during the three months ended March 31, 2020.
The following table presents balances of the adjusted cost and carrying value and fair value of non-marketable debt security by contractual maturity (in thousands):

	March 31, 2021
	Adjusted Cost and Carrying Value	Fair Value
Non-marketable debt security due in 1 year or less	$1,067	$1,067

	December 31, 2020
	Adjusted Cost and Carrying Value	Fair value
Non-marketable debt security due in 1 year or less	$1,000	$1,000

Non-Marketable Equity Securities
Non-marketable equity securities are investments in privately held companies without readily determinable market values. We measure investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other expenses, net. We recognized no unrealized or realized gain or losses during the three months ended March 31, 2021 and 2020.

The following table presents balances of the carrying value of non-marketable equity securities (in thousands):

	March 31, 2021	December 31, 2020
Non-marketable equity securities	$2,350	$1,450

Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$122,075	$—	$—	$122,075
Non-marketable debt security	—		1,067	1,067
Total	$122,075	$—	$1,067	$123,142

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$127,567	$—	$—	$127,567
Non-marketable debt security	—	—	1,000	1,000
Total	$127,567	$—	$1,000	$128,567

The fair value of non-marketable securities remeasured due to impairment would be classified within level 3. During the three months ended March 31, 2021 and 2020, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities. The carrying value of our non-marketable securities approximated fair value.
Note 7. Balance Sheets Details
Cash Equivalents
Cash equivalents as of March 31, 2021 and December 31, 2020, consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$122,075	$122,075	$127,567	$127,567

(1) Money market funds are classified in cash and cash equivalents on our consolidated balance sheets. Average Contractual Maturities (in days) is not applicable.
As of March 31, 2021, the total cash and cash equivalents balance of $139.7 million was comprised of money market funds of $122.1 million and cash of $17.6 million held with major financial institutions. As of December 31, 2020, the total cash and cash equivalents balance of $149.1 million was comprised of money market funds of $127.6 million and cash of $21.5 million held with major financial institutions.

Inventories
Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$77	$77
Work-in-process	107	82
Finished goods	845	805
Inventories	$1,029	$964

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$27,491	$25,468
Leasehold improvements	10,785	10,785
Computer equipment and software	3,236	3,192
Office equipment and furniture	1,246	1,246
Construction in progress	1,375	2,357
Property and equipment	44,133	43,048
Less: accumulated depreciation and amortization	(33,737)	(33,373)
Property and equipment, net	$10,396	$9,675

Depreciation expense included in the Unaudited Condensed Consolidated Statements of Operations was follows (in thousands):

	Three months ended March 31,
	2021	2020
Depreciation Expense	$659	$438

Goodwill
Goodwill had a carrying value of $3.2 million as of March 31, 2021 and December 31, 2020.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued purchases	$5,749	$7,170
Accrued professional and outside service fees	3,527	2,589
Other	240	513
Total	$9,516	$10,272

Note 8. Stock-based Compensation
Equity Incentive Plans
In 2019, our board of directors (the "Board") and stockholders approved the 2019 Incentive Award Plan (the "2019 Plan"). The 2019 Plan superseded and replaced in its entirety our 2010 Equity Incentive Plan (the “2010 Plan”) which was effective in March 2010, and no further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards thereunder.
The 2019 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-contingent restricted stock units ("PSUs"), performance based options ("PBOs"), other stock or cash based awards and dividend equivalents to eligible employees and consultants of the Company or any parent or subsidiary, as well as members of the Board.
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
The 2010 Plan provided for the grant of incentive stock options, non-statutory stock options, RSUs, RSAs, PSUs, PBOs, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.
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
In the first quarter of 2021, we awarded PSUs ("2021 PSUs") and PBOs ("2021 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including corporate revenue, performance enzyme segment gross margin, major new biotherapeutics publicity events, strategic performance enzyme and biotherapeutics deliverables, safety, and technology and strategic plan development. As of March 31, 2021, we estimated that the 2021 PSUs and 2021 PBOs performance goals would be achieved at 100% of the target level, and recognized expenses accordingly.
In 2020, we awarded PSUs ("2020 PSUs") and PBOs ("2020 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including corporate revenue, performance enzyme segment gross margin, major new biotherapeutics publicity events, strategic performance enzyme and biotherapeutics deliverables, and strategic plan development. In the first quarter of 2021, we determined that the 2020 PSUs and 2020 PBOs performance goals had been achieved at 88% of the target level, and recognized expenses accordingly. Accordingly, 50% of the shares underlying the 2020 PSUs and PBOs vested in the first quarter of 2021 and 50% of the shares underlying the 2020 PSUs and PBOs will vest in the first quarter of 2022, in each case subject to the recipient’s continued service on each vesting date.
In 2019, we awarded PSUs ("2019 PSUs") and PBOs ("2019 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including sustained revenue and performance enzyme growth, strategic advancement of biotherapeutics, cash balance and strategic plan development. In the first quarter of 2020, we determined that the 2019 PSUs and 2019 PBOs performance goals had been achieved at 84% of the target level, and recognized expenses accordingly. Accordingly, 50% of the shares underlying the 2019 PSUs and PBOs vested in the first quarter of 2020 and 50% of the shares underlying the 2019 PSUs and PBOs vested in the first quarter of 2021, in each case subject to the recipient’s continued service on each vesting date.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$477	$424
Selling, general and administrative	2,210	1,745
Total	$2,687	$2,169

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$665	$541
RSUs and RSAs	542	599
PSUs	470	331
PBOs	1,010	698
Total	$2,687	$2,169

As of March 31, 2021, unrecognized stock-based compensation expense, net of expected forfeitures, was $5.3 million related to unvested stock options, $4.7 million related to unvested RSUs and RSAs, $2.0 million related to unvested PSUs, and $3.3 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through the year of 2025.

Note 9. Capital Stock
Exercise of Options
For the three months ended March 31, 2021 and March 31, 2020, we issued 118,437 and 5,333 shares, respectively, upon option exercises at a weighted-average exercise price of $10.33 and $7.31 per share, respectively, with net cash proceeds of $1.2 million and $39 thousand, respectively.
Note 10. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 77,300 square feet of office and laboratory space in multiple buildings within the same business park of Metropolitan Life Insurance Company ("MetLife"). Our lease agreement with MetLife ("RWC Lease") includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the “200/220 Penobscot Space”) and approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the “400 Penobscot Space”) (the 200/220 Penobscot Space and the 400 Penobscot Space are collectively referred to as the “Penobscot Space”), and approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”).
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
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of March 31, 2021 and December 31, 2020, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three months ended March 31, 2021 and 2020.
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of March 31, 2021 and December 31, 2020, and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.
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

Lease and other information
Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Finance lease amortization of right-of-use assets	$26	$54
Operating lease cost	1,032	1,068
Short-term lease costs (1)	—	31
Sublease income	—	(55)
Total lease cost (2)	$1,058	$1,098

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	5.2 years
Weighted-average discount rate	6.6%

	Three months ended March 31,
Cash paid:	2021	2020
Operating cash flows from operating leases	$1,042	$354
Financing cash flows from finance leases	$—	$51
As of March 31, 2021, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2021 (remaining 9 months)	$3,156
2022	4,285
2023	4,589
2024	4,726
2025	4,868
Thereafter	8,627
Total minimum lease payments	30,251
Less: imputed interest	(5,932)
Lease obligations	$24,319

Future Lease Commitment
In the first quarter of 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC (“ARE”) to lease a portion of a facility comprising approximately 36,593 rentable square feet in San Carlos, California to serve as additional office and research and development laboratory space (the “San Carlos Space”). We expect to commence occupancy of the San Carlos Space in November 2021 once tenant improvements are substantially completed by ARE in accordance with the construction plan. The budget provides a net tenant improvement allowance of $6.3 million and an additional allowance of up to $2.7 million, which we expect to use. ARE will have an enforceable right to payment by us in the form of equal monthly additional rent payments at a certain interest rate through the lease term for the additional allowance. The terms include an initial annualized base rent of approximately $2.5 million, subject to scheduled 3% annual rent increases, an annualized additional allowance payment of approximately $0.4 million, plus certain operating expenses. The lease has a 10-year term with one option to extend the term for an additional period of 5 years. We have provided ARE with an approximately $0.5 million security deposit in the form of a letter of credit. We have the right to sublease the facility, subject to landlord consent. We determined that the lease commencement date is in November 2021 at which point we will record a right of use asset and a corresponding lease liability.

An estimated maturity analysis of the annual undiscounted cash flows of the lease is as follows (in thousands):

Years ending December 31,	Operating Lease
2021 (remaining 9 months)	$34
2022	2,925
2023	3,001
2024	3,079
2025	3,159
2026 and thereafter	19,525
Total minimum lease payments	$31,723

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$55
Development and manufacturing services agreements	September 2019	2,374
Total other commitments		$2,429

Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. As of March 31, 2021 and December 31, 2020, we have not drawn from the Credit Facility. We may draw on the Term Debt and the Revolving Line of Credit at any time prior to October 1, 2021 and October 1, 2024, respectively. On October 1, 2024 loans drawn under the Term Debt mature and the Revolving Line of Credit terminate. Loans made under the Term Debt bear interest through maturity equal to the greater of (i) 3.75% or (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenue levels and maintaining certain minimum cash levels with the lender. The Credit Facility's financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. As of March 31, 2021, we were in compliance with the covenants for the Credit Facility.

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
Note 11. Related Party Transactions
Molecular Assemblies, Inc.
In June 2020, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the transaction, John Nicols, our President and Chief Executive Officer, also joined MAI’s board of directors. Concurrently with our initial equity investment, we entered into the MAI Agreement with MAI, pursuant to which we are performing services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A preferred stock.
We recognized $0.1 million and nil in research and development revenue from transactions with MAI in the three months ended March 31, 2021 and 2020, respectively. We received 1,428,342 shares and nil of MAI's Series A preferred stock from research and development services we provided to MAI in the three months ended March 31, 2021 and 2020, respectively. We have 3,729,563 shares of MAI's Series A preferred stock from the inception to date. The carrying value of our investment in MAI Series A preferred stock was $2.4 million and $1.5 million at March 31, 2021 and December 31, 2020, respectively. We had nil and $0.5 million in contract asset due from MAI for services rendered as of March 31, 2021 and December 31, 2020, respectively. Payment for the services rendered was subsequently received in the form of additional MAI Series A preferred stock in the subsequent quarter.
AstraZeneca PLC
Pam P. Cheng, who served as a member of our board of directors until June 2020, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sold biocatalyst products to AstraZeneca PLC and its controlled purchasing agents and contract manufacturers. We recognized $0.1 million of revenue from transactions with AstraZeneca and its controlled purchasing agents and contract manufacturers for the three months ended March 31, 2020 and through the date of Ms. Cheng’s departure from our board of director. As of March 31, 2021 and December 31, 2020, we had nominal and no receivables from AstraZeneca PLC and its controlled purchasing agents and contract manufacturers from related party transactions, respectively.
Note 12. Segment, Geographical and Other Revenue Information
Segment Information
We manage our business as two business segments: Performance Enzymes and Novel Biotherapeutics. Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business segments are primarily based on our organizational structure and our operating results as used by our CODM in assessing performance and allocating resources for the Company.
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

The following table provides financial information by our reportable business segments along with a reconciliation to consolidated income (loss) before income taxes (in thousands):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$10,226	$—	$10,226	$5,100	$—	$5,100
Research and development revenue	4,003	3,803	7,806	5,774	3,796	9,570
Total revenues	14,229	3,803	18,032	10,874	3,796	14,670
Costs and operating expenses:
Cost of product revenue	4,218	—	4,218	2,541	—	2,541
Research and development(1)	6,444	4,605	11,049	5,696	4,925	10,621
Selling, general and administrative(1)	2,818	600	3,418	2,345	591	2,936
Total segment costs and operating expenses	13,480	5,205	18,685	10,582	5,516	16,098
Income (loss) from operations	$749	$(1,402)	(653)	$292	$(1,720)	(1,428)
Corporate costs (2)			(7,728)			(5,727)
Unallocated depreciation and amortization			(685)			(492)
Loss before income taxes			$(9,066)			$(7,647)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income and expenses.
The following table provides stock-based compensation expense included in income (loss) from operations (in thousands):

	Three months ended March 31,
	2021				2020
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$994	$238	$1,455	$2,687	$756	$241	$1,172	$2,169

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended March 31,
	2021	2020
Customer A	28%	24%
Customer B	*	19%
Customer C	11%	15%
Customer D	10%	11%
Customer E	14%	*
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	March 31, 2021	December 31, 2020
Customer A	41%	32%
Customer B	*	25%
Customer D	11%	13%
Customer F	12%	*
Customer G	11%	*
* Percentage was less than 10%

Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues
Americas	$4,929	$5,225
EMEA	6,282	5,971
APAC	6,821	3,474
Total revenues	$18,032	$14,670

Identifiable long-lived assets by location was as follows (in thousands):

	March 31, 2021	December 31, 2020
United States	$31,248	$31,176

Identifiable goodwill by reporting unit was as follows (in thousands):

	As of March 31, 2021 and December 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

Note 13. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	Three months ended March 31,
	2021	2020
Allowance for credit losses	$74	34

The following tables summarize accounts receivable by aging category (in thousands):

		March 31, 2021
	Current	31-60 Days	61-90 Days	91 Days and over	Total balance
Accounts receivable	$11,329	$35	$—	$4	$11,368

		December 31, 2020
	Current	31-60 Days	61-90 Days	91 Days and over	Total balance
Accounts receivable	$13,172	$688	$7	$27	$13,894

Note 14. Subsequent Event
In April 2021, we purchased an additional 1.0 million shares of MAI's Series A preferred stock for $0.6 million. For additional information, Note 5, "Investments in Non-Marketable Securities" and Note 11, "Related Party Transactions."

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021 (the “Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A: “Risk Factors” of our Annual Report, as incorporated herein and referenced in Part II, Item 1A: “Risk Factors" of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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
The core historical application of the technology has been in developing commercially viable biocatalytic manufacturing processes for more sustainable production of complex chemicals. This begins by conceptually designing the most cost-effective and practical process for a targeted product. We then develop optimized biocatalysts to enable the designed process, using our CodeEvolver® platform. Engineered biocatalyst candidates, numbering many thousands for each project, are then rapidly screened and validated using high throughput methods under process-relevant operating conditions. This approach results in an optimized biocatalyst that enables cost-efficient processes that are relatively simple to run in conventional manufacturing equipment. This also allows for efficient technical transfer of our processes to our manufacturing partners.
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

We initially commercialized our CodeEvolver® protein engineering technology platform and products in the manufacture of small molecule pharmaceuticals, which remains a primary business focus. Our customers, which include many large, global pharmaceutical companies, use our technology, products and services in their process development and in manufacturing. Additionally, we have licensed our proprietary CodeEvolver® protein engineering technology platform to global pharmaceutical companies enabling them to use this technology, in house, to engineer enzymes for their own businesses. Most recently, in May 2019, we entered into the Novartis CodeEvolver® Agreement with Novartis. The Novartis CodeEvolver® Agreement (our third such agreement with large pharma companies) allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare.
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
We have been using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both in partnership with customers and for our own proprietary Codexis drug candidates. Our first program was for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into Nestlé License Agreement with Nestlé Health Science to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. Also in October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. In January 2020, we entered into a development agreement with Nestlé Health Science to advance a new lead candidate discovered under the Nestlé SCA, CDX-7108, into preclinical development and early clinical studies as a potential treatment for a gastro-intestinal disorder. In parallel, the Nestlé SCA was extended through December 2021 to support the discovery of therapeutic candidates for additional disorders. In March 2020, we entered into Takeda Agreement with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda, for the research and development of novel gene therapies for certain disease indications, including the treatment of lysosomal storage disorders and a blood factor deficiency.
In June 2020, we also entered into the MAI Agreement with MAI pursuant to which we are leveraging our CodeEvolver® platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. Concurrently with the MAI Agreement, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million and, in connection with the transaction, John Nicols, our President and Chief Executive Officer, also joined MAI’s board of directors. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million.
Business Segments
We manage our business as two business segments: Performance Enzymes and Novel Biotherapeutics. See Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
In March 2020, we entered into the Takeda Agreement pursuant to which we are collaborating to research and develop protein sequences for use in gene therapy products for certain disease indications in accordance with the respective program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency. In March 2020, we received a one-time, non-refundable cash payment of $8.5 million. Of these programs, the Fabry disease program is the most advanced, with multiple sequences, including CDX-6311, having been provided to Takeda.
For further description of our business segments, see Note 12, "Segment, Geographical and Other Revenue Information" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development (“R&D”) services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the three months ended March 31, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
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

Results of Operations Overview
Revenues were $18.0 million in the first quarter of 2021, a 23% increase from $14.7 million in the first quarter of 2020. Product revenue, which consists primarily of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, was $10.2 million in the first quarter of 2021, an increase of 101% from $5.1 million in the first quarter of 2020.
The increase in product revenue was primarily due to an increase in customer demand for branded pharmaceutical products. Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $7.8 million in the first quarter of 2021, a 18% decrease compared with $9.6 million in the first quarter of 2020.
The decrease in research and development revenue was primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement as we approach completion of the technology transfer to Novartis and prior year license fees from Takeda under the Takeda Agreement.
Our products’ profitability is affected by many factors including the margin of profit on the products we sell. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data is used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis. Product gross margins increased to 59% in the first quarter of 2021, compared to 50% in the first quarter of 2020, due to improved product mix resulting from an increase in customer demand for branded products.
Research and development expenses were $11.6 million in the first quarter of 2021, an increase of 6% from $11.0 million in the first quarter of 2020. The increase was primarily due to increases in expenses associated with a higher headcount, an increase in outside services costs, higher depreciation expense and higher lab supplies costs, partially offset by a reduction in outside services related to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses and a decrease in allocable expenses.
Selling, general and administrative expenses were $11.4 million in the first quarter of 2021, an increase of 27%, compared to $9.0 million in the first quarter of 2020. The increase was primarily due to increases in expenses associated with a higher headcount, legal expenses, stock-based compensation partially offset by lower travel and allocable expenses.
Net loss was $9.1 million, or a net loss of $0.14 per basic and diluted share in the first quarter of 2021 compared to a net loss of $7.7 million, or a net loss of $0.13 per basic and diluted share for the first quarter of 2020. The increase in net loss is primarily related to increases in operating expenses and a reduction in research and development revenue, partially offset by an increase in product revenues and margins.
Cash and cash equivalents decreased to $139.7 million of March 31, 2021 compared to $149.1 million as of December 31, 2020. In addition, net cash used in operations was $6.4 million in the three months ended March 31, 2021 compared to $1.4 million in the three months ended March 31, 2020. We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement with Western Alliance Bank that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2020, we entered into an Eighth Amendment to the Credit Facility whereby we may draw on the term debt and the Revolving Line of Credit at any time prior to October 1, 2021 and October 1, 2024, respectively. Draws on the term debt are subject to customary conditions for funding including, among others, that no event of default exists. As of March 31, 2021, no amounts were borrowed under the Credit

Facility and we were in compliance with the covenants for the Credit Facility. See Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues increased by $3.4 million, or 31%, to $14.2 million in the first quarter of 2021, compared to $10.9 million in the first quarter of 2020. The increase in product revenue of $5.1 million, or 101%, to $10.2 million in the first quarter of 2021, compared to $5.1 million in the first quarter of 2020 was primarily due to higher customer demand for enzymes for the manufacture of branded pharmaceuticals products The decrease in research and development revenue of $1.8 million, or 31%, to $4.0 million in the first quarter of 2021, compared to $5.8 million in first quarter of 2020 was primarily due to lower revenues from the Novartis CodeEvolver® Agreement as we approach completion of the technology transfer to Novartis.
Product gross margins were 59% in the first quarter of 2021, compared to 50% in the first quarter of 2020.
The increase in product gross margins was primarily due to improved product mix due to higher demand for enzymes for the manufacture of branded pharmaceutical products.
Research and development expense increased by $0.7 million, or 13%, to $6.4 million for the first quarter of 2021, compared to the first quarter of 2020. The increase was primarily due to an increase in costs associated with higher headcount, higher outside services expenses, and higher lab supplies, partially offset by lower allocable expenses.
Selling, general and administrative expense increased by $0.5 million, or 20%, to $2.8 million for the first quarter of 2021, compared to the first quarter of 2020. The increase was primarily due to an increase in costs associated with headcount, and higher allocable expenses, partially offset by lower outside services expenses.
Novel Biotherapeutics
Research and development revenues remained unchanged at approximately $3.8 million for the first quarter of 2021 and 2020. Revenue in the first quarter of 2021 as compared to the first quarter of 2020 increased from higher license and research and development fees from Takeda under the Takeda Agreement, and were mostly offset by decreases in research and development revenue from Nestlé Health Science.
Research and development expense decreased by $0.3 million, or 6%, to $4.6 million for the first quarter of 2021, compared to $4.9 million in the first quarter of 2020. The decrease was primarily due to lower costs associated with outside services relating to CMC and regulatory expenses for CDX-7108 which we are developing pursuant to our development agreement with Nestlé Health Science, lower outside services costs, and lower lab supply expenses, which were partially offset by higher allocable expenses and an increase in costs associated with higher headcount.
Selling, general and administrative expense remained unchanged at approximately $0.6 million for the first quarter of 2021 and 2020. An increase in costs associated with higher headcount were mostly, offset by lower allocable expenses.
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

Pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices. We recognized revenue of $3.3 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively, in product revenue under this agreement. Revenues recognized by us under the Sitagliptin Catalyst Supply Agreement comprised 18% and 12% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.

The Sitagliptin Catalyst Supply Agreement will expire in February 2022. We are in process of negotiating an extension at this time.

As of March 31, 2021 and March 31, 2020, we recorded revenue of $3.1 million and $2.2 million, respectively, from sitagliptin products that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six month period following the end of the quarter. The contract asset balances were partially offset by contract liabilities as they are under the same contract.

Global Development, Option and License Agreement and Strategic Collaboration Agreement

In October 2017, we entered into the Nestlé License Agreement with Nestlé Health Science and, solely for the purpose of the integration and the dispute resolution clauses of the Nestlé License Agreement, Nestlé Health Science S.A., to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU.

We received an upfront cash payment upon the execution of the Nestlé License Agreement and milestone payments after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and upon achievement of a milestone relating to formulation of CDX-6114.

In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. Upon exercising its option, Nestlé Health Science made an option payment and assumed all responsibilities for future clinical development and commercialization of CDX-6114. We are also eligible to receive payments from Nestlé Health Science under the Nestlé License Agreement that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of product.

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

Under the Nestlé SCA and the development agreement, we recognized research and development fees of $1.8 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

Platform Technology Transfer and License Agreement

In May 2019, we entered into the Novartis CodeEvolver® Agreement with Novartis. The Agreement allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Under the Novartis CodeEvolver® Agreement, we are transferring our proprietary CodeEvolver® protein engineering platform technology to Novartis over approximately 25 months, starting with the date on which we commenced the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, the Company provided to Novartis our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of the Company and Novartis scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver® protein engineering platform technology installed at its designated laboratory.

Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. In the second quarter of 2020 we completed the second technology milestone transfer under the agreement and became eligible to receive a milestone payment of $4.0 million, which we subsequently received in July 2020. We have also received $3.4 million in March 2021 for partial completion of the third technology milestone. In addition to this payment, we are eligible for an additional payment of $1.6 million for completion of the third technology milestone transfer, which would bring total cash payment for this milestone to $5 million as specified in the Novartis CodeEvolver® Agreement. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8.0 million in aggregate. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to the Company for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer performance obligation, which is expected to occur over twenty-five months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $0.8 million and $2.4 million in research and development revenue for the three months ended March 31, 2021 and 2020, respectively, from the Novartis CodeEvolver® Agreement.

Strategic Collaboration and License Agreement

In March 2020, we entered into the Takeda Agreement with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”), under which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases. On execution of the Takeda Agreement, we received an upfront non-refundable cash payment of $8.5 million. Revenue relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer.

Other potential payments from Takeda include (i) reimbursement of research and development fees and pre-clinical development milestones for the three initial programs of $15.4 million, in aggregate (ii) clinical development and commercialization-based milestones, per target gene, of up to $100.0 million, and (iii) tiered royalties based on net sales of applicable products at percentages ranging from the middle-single digits to low single-digits. We recognized research and development revenue related to the Takeda Agreement of $2.1 million and $2.2 million in the three months ended March 31, 2021 and 2020, respectively.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three months ended March 31,		Change
	2021	2020	$	%
Revenues:
Product revenue	$10,226	$5,100	$5,126	101%
Research and development revenue	7,806	9,570	(1,764)	(18)%
Total revenues	18,032	14,670	3,362	23%
Costs and operating expenses:
Cost of product revenue	4,218	2,541	1,677	66%
Research and development	11,571	10,967	604	6%
Selling, general and administrative	11,398	8,989	2,409	27%
Total costs and operating expenses	27,187	22,497	4,690	21%
Loss from operations	(9,155)	(7,827)	(1,328)	(17)%
Interest income	177	266	(89)	(33)%
Other expenses, net	(88)	(86)	(2)	(2)%
Loss before income taxes	(9,066)	(7,647)	(1,419)	(19)%
Provision for income taxes	2	5	(3)	(60)%
Net loss	$(9,068)	$(7,652)	$(1,416)	(19)%

Revenues
Our revenues comprise of product revenue and research and development revenue as follows:
•Product revenue consist of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits.
•Research and development revenue includes license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
Revenues are as follows (in thousands, except percentages):

	Three months ended March 31,		Change
	2021	2020	$	%
Product revenue	$10,226	$5,100	$5,126	101%
Research and development revenue	7,806	9,570	(1,764)	(18)%
Total revenues	$18,032	$14,670	$3,362	23%

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
Total revenues increased by $3.4 million to $18.0 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due higher product revenue partially offset by lower research and development revenue.

Product revenue, increased by $5.1 million to $10.2 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase in customer demand for branded pharmaceutical products.
Research and development revenue decreased by $1.8 million to $7.8 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement.
Cost and Operating Expenses
Our cost and operating expenses comprise cost of product revenue, research and development expense, and selling, general and administrative expense. The following table shows the amounts of our cost of product revenue, research and development expense, and selling, general and administrative expense from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three months ended March 31,		Change
	2021	2020	$	%
Cost of product revenue	$4,218	$2,541	$1,677	66%
Research and development	11,571	10,967	604	6%
Selling, general and administrative	11,398	8,989	2,409	27%
Total costs and operating expenses	$27,187	$22,497	$4,690	21%

Cost of Product Revenue and Product Gross Margin
Our product revenues are derived entirely from our Performance Enzymes segment. Revenues from the Novel Biotherapeutics segment are from collaborative research and development activities and not from product revenue.
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three months ended March 31,		Change
	2021	2020	$	%
Product revenue	$10,226	$5,100	$5,126	101%
Cost of product revenue (1)	4,218	2,541	1,677	66%
Product gross profit	$6,008	$2,559	$3,449	135%
Product gross margin (%) (2)	59%	50%

(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue increased by $1.7 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to a higher volume of product sales and variations in product mix. The product gross margin increased to 59% in the three months ended March 31, 2021 compared to 50% in the three months ended March 31, 2020 is primarily due to the sale of higher margin branded products.
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
Research and development expenses were $11.6 million in the three months ended March 31, 2021 compared to $11.0 million in the three months ended March 31, 2020, an increase of $0.6 million, or 6%. The increase was primarily due to costs associated with higher headcount, higher lab supplies, depreciation and other outside services, which was partially offset by a decrease in costs associated with outside services relating to CMC and regulatory expenses. We expect research and development expenses for the rest of the year to be higher than the comparative periods in the prior year as we invest more in our business in order to pursue on future growth opportunities.
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
Selling, general and administrative expenses were $11.4 million in the three months ended March 31, 2021 compared to $9.0 million in the three months ended March 31, 2020, an increase of $2.4 million, or 27%. The increase was primarily due to costs associated with a higher headcount, an increase in legal fees, and higher share-based compensation costs, partially offset by lower travel and allocable expenses. We expect selling, general and administrative expenses for the rest of the year to be higher than the comparative periods in the prior year as we invest more in our business in order to pursue on future growth opportunities.
Interest Income and Other Expense (in thousands, except percentages):

	Three months ended March 31,		Change
	2021	2020	$	%
Interest income	$177	$266	$(89)	(33)%
Other expenses, net	(88)	(86)	(2)	(2)%
Total other income	$89	$180	$(91)	(51)%

Interest Income
Interest income decreased by $0.1 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to earned interest income and amortization of debt discount on non-marketable debt security, partially offset by a reduction in interest income from lower average interest rates on declining average cash balances.
Other Expenses
Other expenses increased by $2.0 thousand in three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to interest expense charges recognized on the amortization of an embedded bifurcated derivative of a share-settled redemption feature on non-marketable securities, partially offset by prior year write-down of $0.4 million of our investment in CO2 Solutions and fluctuations in foreign currency.
Provision for Income Taxes (in thousands, except percentages):

	Three months ended March 31,		Change
	2021	2020	$	%
Provision for income taxes	$2	$5	$(3)	(60)%

The provision for income taxes for the three months ended March 31, 2021 and 2020, were primarily due to the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for the three months ended March 31, 2021 was $9.1 million, or a net loss per basic and diluted share of $0.14. This compared to a net loss of $7.7 million, or a net loss per basic and diluted share of $0.13 for the three months ended March 31, 2020. The increase in net loss was primarily related to higher operating expenses and lower in research and development revenues, partially offset by increased in product revenue and related margins from the sale of products.

Results of Operations by Segment (in thousands, except percentages):
Revenues by segment

	Three months ended March 31,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$10,226	$—	$10,226	$5,100	$—	$5,100	$5,126	101%	$—	—%
Research and development revenue	4,003	3,803	7,806	5,774	3,796	9,570	(1,771)	(31)%	7	—%
Total revenues	$14,229	$3,803	$18,032	$10,874	$3,796	$14,670	$3,355	31%	$7	—%

Revenues from the Performance Enzymes segment increased by $3.4 million, or 31%, to $14.2 million for the three months ended March 31, 2021, compared to $10.9 million for the three months ended March 31, 2020. The increase in product revenue of $5.1 million, or 101%, to $10.2 million in the three months ended March 31, 2021 compared to $5.1 million in the three months ended March 31, 2020 was primarily due to higher customer demand for enzymes for the manufacture of branded pharmaceuticals products. The decrease in research and development revenue of $1.8 million, or 31%, to $4.0 million in three months ended March 31, 2020, compared to $5.8 million in the three months ended March 31, 2020 was primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement.
Revenues from the Novel Biotherapeutics segment was approximately $3.8 million for the three months ended March 31, 2021 and 2020. Revenue in three months ended March 31, 2021 as compared to three months ended March 31, 2020 increased from higher license and research and development fees from Takeda under the Takeda Agreement, and were partially offset by decreases in research and development revenue from Nestlé Health Science.
Costs and operating expenses by segment

	Three months ended March 31,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$4,218	$—	$4,218	$2,541	$—	$2,541	$1,677	66%	$—	—%
Research and development (1)	6,444	4,605	11,049	5,696	4,925	10,621	748	13%	(320)	(6)%
Selling, general and administrative (1)	2,818	600	3,418	2,345	591	2,936	473	20%	9	2%
Total segment costs and operating expenses	$13,480	$5,205	18,685	$10,582	$5,516	16,098	$2,898	27%	$(311)	(6)%
Corporate costs			7,817			5,907
Unallocated depreciation and amortization			685			492
Total costs and operating expenses			$27,187			$22,497

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.

For a discussion of product cost of revenue, see "Results of Operations".
Research and development expense in the Performance Enzymes segment increased by $0.7 million, or 13%, to $6.4 million in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to an increase in costs associated with outside services, lab supplies and higher headcount.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.5 million, or 20%, to $2.8 million in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to an increase in costs associated with headcount.
Research and development expense in the Novel Biotherapeutics segment decreased by $0.3 million, or 6%, to $4.6 million in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily due to lower outside services including lower costs relating to CMC regulatory expenses, partially offset by an increase in costs associated with higher headcount.
Selling, general and administrative expense in the Novel Biotherapeutics segment remained unchanged for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

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
The following summarizes our cash and cash equivalents balance and working capital as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$139,748	$149,117
Working capital	$151,010	$159,442
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

In May 2019, we entered into the Novartis CodeEvolver® Agreement with Novartis. The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. In the second quarter of 2020, we completed the second technology milestone transfer under the agreement and became eligible to receive a milestone payment of $4.0 million, which we subsequently received in July 2020. In the first quarter of 2021, we also received $3.4 million for partial completion of the third technology milestone. Additionally, we are eligible to receive an additional $1.6 million upon satisfactory completion of the third technology transfer milestone. In consideration for the continued disclosure and license of improvements to our technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8 million in aggregate.
We are actively collaborating with new and existing customers in the pharmaceutical and food industries. We believe that we can utilize our current products and services, and develop new products and services, to increase our revenues and gross margins in future periods.

We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver® protein engineering technology platform and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by sales from licensing our technology to major pharmaceutical companies, product sales and product gross margins, and collaborative research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of products, collaborative research and development services, and licensing our technology to major pharmaceutical companies. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs
In December 2020, we completed an underwritten public offering of approximately 4,928,572 shares of our common stock, par value $0.0001 per share, at a public offering price of $17.50 per share. The net proceeds to us were approximately $80.8 million after deducting offering costs and the underwriting discounts and commissions and other offering expenses of $5.5 million.
In June 30, 2017, we entered into the Credit Facility with Western Alliance Bank which consists of term debt for loans that allow us to borrow up to $10.0 million, and under a revolving facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. In September 2020, we entered into an Eighth Amendment to the Credit Facility whereby we may draw on the Term Debt and the Revolving Line of Credit at any time prior to October 1, 2021 and October 1, 2024, respectively, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. On October 1, 2024 loans drawn under the Term Debt mature and the Revolving Line of Credit terminate. No amounts were drawn under the credit facility as of March 31, 2021 and December 31, 2020. At March 31, 2021 we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
In October 2017, we entered into the Nestlé License Agreement with Nestlé Health Science. Pursuant to the Nestlé License Agreement, Nestlé Health Science paid us an upfront cash payment and milestone payments after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 and achievement of a formulation relating to CDX-6114. In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. Upon exercising its option, Nestlé Health Science made an option payment and assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study, CDX-6114-004, which was substantially completed in the fourth quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé License Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the middle single digits to low double-digits, of net sales of Product.
As of March 31, 2021, we had cash and cash equivalents of $139.7 million and $15.0 million available to borrow under our Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our Credit Facility.
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
Cash Flows
The following is a summary of cash flows for three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(6,440)	$(1,425)
Net cash used in investing activities	(2,533)	(761)
Net cash provided by (used in) financing activities	17	(1,019)
Net decrease in cash, cash equivalents and restricted cash	$(8,956)	$(3,205)

Cash Flows from Operating Activities
Cash used in operating activities was $6.4 million net for the three months ended March 31, 2021, which resulted from a net loss of $9.1 million for the three months ended March 31, 2021 adjusted for non-cash charges for depreciation of $0.7 million, ROU lease asset amortization expense of $0.6 million, stock-based compensation of $2.7 million, partially offset by equity securities earned from research and development activities of $0.1 million. Additional cash used by changes in operating assets and liabilities was $1.2 million. Changes in operating assets and liabilities included a decrease of $0.6 million in other long-term liabilities, a decrease of $1.7 million in accrued compensation and other accrued liabilities, a decrease of $0.3 million in deferred revenue, partially offset by a decrease of $1.1 million in financial assets and an increase of $0.4 million in accounts payable.
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
Cash Flows from Investing Activities
Cash used in investing activities was $2.5 million for the three months ended March 31, 2021 and 2020. Cash used in investing activities for the three months ended March 31, 2021 and 2020, was primarily attributable to $2.6 million for purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities was nominal for the three months ended March 31, 2021. Cash used in financing included $1.2 million for taxes paid related to net share settlement of equity awards offset by $1.2 million of proceeds from exercises of stock options.
Cash used in financing activities was $1.0 million for the three months ended March 31, 2020 and primarily included taxes paid related to net share settlement of equity awards.

Credit Facility
In June 2017, we entered into the Credit Facility financing arrangement with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. As of March 31, 2021, we have not drawn from the Credit Facility. For additional information about our credit facility, see Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Material Cash Requirements
The following table summarizes our material cash requirements as of March 31, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating leases obligations (1)	$30,251	$4,144	$9,058	$9,666	$7,383
Operating leases obligations (2)	31,723	276	5,939	6,252	19,256
Total	$61,974	$4,420	$14,997	$15,918	$26,639

(1) Represents future minimum lease payments under non-cancellable operating leases in effect as of March 31, 2021 for our facilities in Redwood City, California. The minimum lease payments above do not include common area maintenance charges or real estate taxes. In February 2019, we have entered into an Eighth Amendment to the Lease (the “Eighth Amendment”) with MetLife for our facilities, extending the lease terms from May 2027 to May 2029.
(2) Represents future minimum lease payments under non-cancellable operating lease entered into in the first quarter of 2021 for facilities in San Carlos, California. The estimated minimum lease payments above do not include common area maintenance charges or real estate taxes.
For additional information see Note 10, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Other Material Cash Requirements
We have other material cash requirements related to supply and service arrangements entered in the normal course of business. For additional information about other material cash requirements, see Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Future minimum payments reflect amounts those obligations are expected to have on our liquidity and cash flows in future period and include obligations subject to risk of cancellation by us (in thousands):

Other Material Cash Requirements by Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$55
Development and manufacturing services agreements	September 2019	2,374
Total other commitments		$2,429

We are contingently committed to an aggregate $2.7 million of potential future research and development milestone payments to third parties for patents, licensing and development programs achieved in clinical application and the regulatory approval process. Payments generally are due and payable only upon achievement of certain developmental and regulatory milestones for which the specific timing cannot be predicted. Certain agreements also provide for sales-based milestones aggregating to $0.6 million that we are contingently obligated to pay to upon achievement of certain sales levels in addition to royalties.
We do not utilize special-purpose financing vehicles or have undisclosed off-balance sheet arrangements.

Critical Accounting Policies and Estimates
The preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.
Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $139.7 million at March 31, 2021. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2021, the effect of a hypothetical 10% decrease in market interest rates would have an immaterial impact on a potential loss in future interest income and cash flows.
In June 2017, we entered into a Credit Facility with Western Alliance Bank consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Term loans made under the Term Debt bear interest at variable rate through maturity at the greater of (i) 3.75% or (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. No amounts were drawn under the Credit Facility as of March 31, 2021. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of March 31, 2021, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. The impact of changes in foreign currency exchange rates on our operations and cash flows may be difficult or impossible to quantify.
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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
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

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). During the three months ended March 31, 2021, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2020 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

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

4.1		Reference is made to Exhibits 3.1 through 3.3.

10.1	*	Lease Agreement by and between the Company and ARE-San Francisco No. 63, LLC. dated as of January 29, 2021.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

	*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	May 7, 2021	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	May 7, 2021	By:	/s/ Ross Taylor
Ross Taylor Senior Vice President and Chief Financial Officer (principal financial and accounting officer)