Form 10-Q
period 2021-06-30
CODEXIS, INC.
filed 2021-08-06
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2021, there were 64,640,734 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$129,506	$149,117
Restricted cash, current	585	638
Investment in non-marketable debt security	1,289	1,000
Financial assets:
Accounts receivable	19,488	13,894
Contract assets	4,528	4,526
Unbilled receivables	12,417	10,942
Total financial assets	36,433	29,362
Less: allowances	(74)	(74)
Total financial assets, net	36,359	29,288
Inventories	1,078	964
Prepaid expenses and other current assets	3,578	3,416
Total current assets	172,395	184,423
Restricted cash	1,519	1,062
Investment in non-marketable equity securities	3,430	1,450
Right-of-use assets - Operating leases, net	20,124	21,382
Right-of-use assets - Finance leases, net	68	119
Property and equipment, net	11,232	9,675
Goodwill	3,241	3,241
Other non-current assets	301	294
Total assets	$212,310	$221,646
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,164	$2,970
Accrued compensation	6,859	7,288
Other accrued liabilities	9,082	10,272
Current portion of lease obligations - Operating leases	2,672	2,627
Deferred revenue	2,313	1,824
Total current liabilities	24,090	24,981
Deferred revenue, net of current portion	3,166	2,967
Long-term lease obligations - Operating leases	20,992	22,324
Other long-term liabilities	1,289	1,271
Total liabilities	49,537	51,543
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 64,623 shares and 64,283 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	542,519	536,516
Accumulated deficit	(379,752)	(366,419)
Total stockholders' equity	162,773	170,103
Total liabilities and stockholders' equity	$212,310	$221,646

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product revenue	$14,717	$4,504	$24,943	$9,604
Research and development revenue	10,736	10,463	18,542	20,033
Total revenues	25,453	14,967	43,485	29,637
Costs and operating expenses:
Cost of product revenue	4,318	1,699	8,536	4,240
Research and development	12,826	10,853	24,397	21,820
Selling, general and administrative	12,795	8,522	24,193	17,512
Total costs and operating expenses	29,939	21,074	57,126	43,572
Loss from operations	(4,486)	(6,107)	(13,641)	(13,935)
Interest income	206	57	382	323
Other income (expense), net	23	13	(63)	(72)
Loss before income taxes	(4,257)	(6,037)	(13,322)	(13,684)
Provision for income taxes	8	307	11	312
Net loss	$(4,265)	$(6,344)	$(13,333)	$(13,996)

Net loss per share, basic and diluted	$(0.07)	$(0.11)	$(0.21)	$(0.24)

Weighted average common stock shares used in computing net loss per share, basic and diluted	64,434	59,000	64,363	58,944

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended June 30, 2021	Shares	Amount

Balance as of April 1, 2021	64,488	$6	$539,220	$(375,487)	$163,739
Exercise of stock options	95	—	455	—	455
Release of stock awards	42	—	—	—	—
Employee stock-based compensation	—	—	2,779	—	2,779
Non-employee stock-based compensation	—	—	65	—	65
Taxes paid related to net share settlement of equity awards	(2)	—	—	—	—
Net loss	—	—	—	(4,265)	(4,265)
Balance as of June 30, 2021	64,623	$6	$542,519	$(379,752)	$162,773

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended June 30, 2020	Shares	Amount

Balance as of April 1, 2020	59,017	$6	$449,121	$(350,061)	$99,066
Exercise of stock options	27	—	158	—	158
Release of stock awards	81	—	—	—	—
Employee stock-based compensation	—	—	1,935	—	1,935
Non-employee stock-based compensation	—	—	4	—	4
Taxes paid related to net share settlement of equity awards	—	—	(33)	—	(33)
Net loss	—	—	—	(6,344)	(6,344)
Balance as of June 30, 2020	59,125	$6	$451,185	$(356,405)	$94,786

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Six months ended June 30, 2021	Shares	Amount

Balance as of January 1, 2021	64,283	6	536,516	(366,419)	170,103
Exercise of stock options	213	—	1,678	—	1,678
Release of stock awards	181	—	—	—	—
Employee stock-based compensation	—	—	5,405	—	5,405
Non-employee stock-based compensation	—	—	126	—	126
Taxes paid related to net share settlement of equity awards	(54)	—	(1,206)	—	(1,206)
Net loss	—	—	—	(13,333)	(13,333)
Balance as of June 30. 2021	64,623	$6	$542,519	$(379,752)	$162,773

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Six months ended June 30, 2020	Shares	Amount

Balance as of January 1, 2020	58,877	$6	$447,920	$(342,409)	$105,517
Exercise of stock options	32	—	197	—	197
Release of stock awards	300	—		—	—
Employee stock-based compensation	—	—	4,104	—	4,104
Non-employee stock-based compensation	—	—	4	—	4
Taxes paid related to net share settlement of equity awards	(84)	—	(1,040)	—	(1,040)
Net loss	—	—	—	(13,996)	(13,996)
Balance as of June 30, 2020	59,125	$6	$451,185	$(356,405)	$94,786

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(13,333)	$(13,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,375	900
Amortization expense - right-of-use assets - operating and finance leases	1,309	1,336
Stock-based compensation	5,531	4,108
Equity securities earned from research and development activities	(477)	—
Other non-cash items	(318)	—
Changes in operating assets and liabilities:
Financial assets, net	(7,521)	(6,258)
Inventories	(113)	(315)
Prepaid expenses and other assets	(170)	(824)
Accounts payable	436	(19)
Accrued compensation and other accrued liabilities	(404)	1,839
Other long-term liabilities	(1,314)	(1,270)
Deferred revenue	264	3,001
Net cash used in operating activities	(14,735)	(11,498)
Investing activities:
Purchase of property and equipment	(4,344)	(1,490)
Proceeds from sale of property and equipment	29	—
Investment in equity securities	(630)	(1,000)
Net cash used in investing activities	(4,945)	(2,490)
Financing activities:
Proceeds from exercises of stock options	1,679	197
Payments of lease obligations - Finance leases	—	(60)
Taxes paid related to net share settlement of equity awards	(1,206)	(1,040)
Net cash provided by (used in) financing activities	473	(903)
Net decrease in cash, cash equivalents and restricted cash	(19,207)	(14,891)
Cash, cash equivalents and restricted cash at the beginning of the period	150,817	92,221
Cash, cash equivalents and restricted cash at the end of the period	$131,610	$77,330

Supplemental disclosure of cash flow information:
Interest paid	$3	$4
Income taxes paid	$—	$5
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$338	$90
Assets received for research and development revenue earned	$1,350	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of June 30, 2021 and 2020 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2021	2020
Cash and cash equivalents	$129,506	$75,649
Restricted cash, current and non-current	2,104	1,681
Total cash, cash equivalents and restricted cash	$131,610	$77,330

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

We have been using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both in partnership with customers and for our own proprietary Codexis drug candidates. Our first program was for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the “Nestlé License Agreement”) with Societé des Produits Nestlé S.A., formerly known as Nestec Ltd. (“Nestlé Health Science”) to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. Also in October 2017, we entered into a strategic collaboration agreement with Nestlé Health Science (“Nestlé SCA”) pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. In January 2020, we entered into a development agreement with Nestlé Health Science to advance a new lead candidate discovered under the Nestlé SCA, CDX-7108, into preclinical development and early clinical studies as a potential treatment for a gastrointestinal disorder. In parallel, the Nestlé SCA was extended through December 2021 to support the discovery of therapeutic candidates for additional disorders. In March 2020, we entered into a Strategic Collaboration and License Agreement (“Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), for the research and development of novel gene therapies for certain disease indications, including the treatment of lysosomal storage disorders and a blood factor deficiency.
In June 2020, we entered into a Master Collaboration and Research Agreement (the “MAI Agreement”) with Molecular Assemblies, Inc ("MAI") pursuant to which we are leveraging our CodeEvolver® platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. Concurrently with the MAI Agreement, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million and, in connection with the transaction, John Nicols, our President and Chief Executive Officer, joined MAI’s board of directors. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million.
See Note 12 "Segment, Geographical and Other Revenue Information" for additional information.
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
Our first lead program was for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a global development, option and license agreement with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114.
In October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The Nestlé SCA was extended through December 2021. In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance into preclinical and early clinical studies a lead candidate targeting a gastrointestinal disorder, CDX-7108, discovered through the Nestlé SCA. During 2021, we, together with Nestlé Health Science, continued to advance CDX-7108 towards initiation of a Phase 1 clinical trial which we anticipate will begin in the fourth quarter of 2021. Additionally, the parties are progressing three programs under the Nestlé SCA targeting different gastrointestinal disorders.
In March 2020, we entered into the Takeda Agreement pursuant to which we are collaborating to research and develop protein sequences for use in gene therapy products for certain disease indications in accordance with the respective program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency. In March 2020, we received a one-time, non-refundable cash payment of $8.5 million. Of these programs, the Fabry disease program is the most advanced, with multiple sequences, including CDX-6311, having been provided to Takeda. In May 2021, Takeda elected to exercise their option to expand the collaboration into a fourth program for an undisclosed rare genetic disorder.
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
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the three and six months ended June 30, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
In the U.S., the impact of COVID-19, including governmental orders ("Orders") governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities and has disrupted our R&D operations. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April 2020 in accordance with these Orders. In May 2020, we initiated limited R&D operations and have ramped up operations such that we are currently utilizing the majority of our normal R&D capacity while following county, state and federal COVID-19 guidance for the protection of our employees. Additionally, we resumed manufacturing at our Redwood City pilot plant in May 2020.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. The near and long term impact of COVID-19 to our financial condition, liquidity, or results of operations in the future remains uncertain. Although some of the Orders that were enacted to control the spread of COVID-19 were scaled back and the vaccine rollout has expanded, surges in the spread of COVID-19 due to the emergence of new more contagious variants or the ineffectiveness of the vaccines against such strains, may result in the reimplementation of certain Orders, which could adversely impact our business. For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020, filed on March 1, 2021.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated balance sheet at

December 31, 2020 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 and 2020, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2020.
Certain prior year amounts have been reclassified in the Unaudited Condensed Statements of Cash Flows to conform to the 2021 presentation, however these reclassifications had no effect on the reported results of of operations.
The Unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2021, results of our operations for the three and six months ended June 30, 2021 and 2020, changes in stockholders' equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
The Unaudited Condensed Consolidated Financial Statements include the accounts of Codexis, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Financial Statement Exclusion
The net loss in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, is not different from the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the same periods. Accordingly, the Unaudited Condensed Consolidated Financial Statements exclude the Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020.
Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. We adopted the standard on January 1, 2021, on a modified retrospective basis. The adoption of this standard had no impact on our Unaudited Condensed Consolidated Financial Statements.
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
Recently issued accounting pronouncements not yet adopted
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the recently issued standards that are not yet effective will not have a material impact on our Unaudited Condensed Consolidated Financial Statements upon adoption.

In May 2021, FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force. The standard establishes a principles-based framework in accounting for modifications of freestanding equity-classified written call options on the basis of the economic substance of the underlying transaction. The standard also requires incremental financial statement disclosures. The standard affects entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years with early adoption is permitted by applying the standard as of the beginning of the fiscal year that includes that interim period. The standard may be adopted prospectively for modifications or exchanges occurring on or after the effective date. We will evaluate modifications of equity-classified written call options to determine applicability of the standard on occurrence; however, we believe that the adoption of ASU 2021-04 will have no impact on our Unaudited Condensed Consolidated Financial Statements and related disclosures.
In August 2020, FASB issued ASU No. 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) No. 2020-06 August 2020 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce the complexity and to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years with early adoption permitted for fiscal years beginning December 15, 2020. The standard may be adopted on a modified retrospective or fully retrospective method of transition and on adoption, entities may irrevocably elect the fair value option in accordance with Subtopic 825-10, Financial Instruments—Overall, for any financial instrument that is a convertible security. We believe that the adoption of ASU 2020-06 will have no impact on our Unaudited Condensed Consolidated Financial Statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate are expected to be discontinued as a result of the Reference Rate Reform. The standard is effective for all entities and can be adopted no later than December 1, 2022, with early adoption permitted. The standard may be adopted on a prospective basis. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to elect optional expedients for contract modification; however, we believe that the adoption of ASU 2020-04 will have no impact on our Unaudited Condensed Consolidated Financial Statements and related disclosures.
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2021, as compared to the recent accounting pronouncements described in herein, that are of significance or potential significance to us.

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
Segment information is as follows (in thousands):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$14,717	$—	$14,717	$4,504	$—	$4,504
Research and development revenue	6,868	3,868	10,736	3,002	7,461	10,463
Total revenues	$21,585	$3,868	$25,453	$7,506	$7,461	$14,967

Primary geographical markets:
Americas	3,703	2,141	$5,844	$1,173	$5,733	$6,906
EMEA	4,442	1,727	6,169	1,586	1,728	3,314
APAC	13,440	—	13,440	4,747	—	4,747
Total revenues	$21,585	$3,868	$25,453	$7,506	$7,461	$14,967

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product Revenue	$24,943	$—	$24,943	$9,604	$—	$9,604
Research and development revenue	10,872	7,670	18,542	8,775	11,258	20,033
Total revenues	$35,815	$7,670	$43,485	$18,379	$11,258	$29,637

Primary geographical markets:
Americas	$6,574	$4,199	$10,773	$4,171	$7,960	$12,131
EMEA	8,979	3,471	12,450	5,987	3,298	9,285
APAC	20,262	—	20,262	8,221	—	8,221
Total revenues	$35,815	$7,670	$43,485	$18,379	$11,258	$29,637

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	June 30, 2021	December 31, 2020
Contract assets	$4,528	$4,526
Unbilled receivables	$12,417	$10,942
Contract costs	$86	$90
Contract liabilities: deferred revenue	$5,479	$4,791

We had no asset impairment charges related to financial assets in the three and six months ended June 30, 2021 and 2020.

Contract assets remained unchanged as of June 30, 2021 and December 31, 2020. The increase in unbilled receivables was primarily due to the timing of billings. The increase in deferred revenue was primarily due to cash advances received in excess of revenue recognized.
We recognized the following revenues (in thousands):

	Three months ended June 30,		Six months ended June 30,
Revenue recognized in the period for:	2021	2020	2021	2020
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,239	$4,272	$1,391	$57
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	4,306	1,357	4,336	637
Performance obligations satisfied from new activities in the period - contract revenue	19,908	9,338	37,758	28,943
Total revenues	$25,453	$14,967	$43,485	$29,637

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2021.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of June 30, 2021 (in thousands):

	Remainder of 2021	2022	2023	2024 and Thereafter	Total
Product revenue	$—	$67	$67	$1,843	$1,977
Research and development revenue	1,568	1,388	546	—	3,502
Total revenues	$1,568	$1,455	$613	$1,843	$5,479

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

The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Shares issuable under the Equity Incentive Plan	5,366	5,289	5,366	5,289

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
We determine gains or losses on the sale or extinguishment of non-marketable debt securities using a specific identification method. Unrealized gains and losses from bifurcated embedded derivatives, which represent share-settled redemption features, are recorded as other expense, net, in the unaudited condensed consolidated statements of operations. Unrealized gains and losses on non-marketable debt securities are recorded as a component of other comprehensive loss until realized. Realized gains or losses are recorded as a component of other income (expense), net.
In the three and six months ended June 30, 2021, we recognized $0.2 million and $0.3 million, respectively, in interest income from amortization of debt discount and interest earned on our investment in non-marketable debt security, and $57.5 thousand in other income and $10.5 thousand in other expense, respectively, in other income (expense), net, on the change in the fair value of an embedded bifurcated derivative. We recognized no unrealized or realized gains or losses during the three and six months ended June 30, 2021. We recognized no interest income, other expenses, and unrealized or realized gains or losses during the three and six months ended June 30, 2020.
The following table presents balances of the adjusted cost and carrying value and fair value of non-marketable debt security by contractual maturity (in thousands):

	June 30, 2021
	Adjusted Cost and Carrying Value	Fair Value
Non-marketable debt security due in 1 year or less	$1,289	$1,289

	December 31, 2020
	Adjusted Cost and Carrying Value	Fair Value
Non-marketable debt security due in 1 year or less	$1,000	$1,000

Non-Marketable Equity Securities
Non-marketable equity securities are investments in privately held companies without readily determinable market value. We measure investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. The fair value of non-marketable equity securities that have been remeasured due to impairment are classified within Level 3. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other income (expense), net. We recognized no unrealized or realized gain or losses during the three and six months ended June 30, 2021 and 2020.
The following table presents balances of the carrying value of non-marketable equity securities (in thousands):

	June 30, 2021	December 31, 2020
Non-marketable equity securities	$3,430	$1,450

Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$111,083	$—	$—	$111,083
Non-marketable debt security	—	—	1,289	1,289
Total	$111,083	$—	$1,289	$112,372

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$127,567	$—	$—	$127,567
Non-marketable debt security	—	—	1,000	1,000
Total	$127,567	$—	$1,000	$128,567

The fair value of non-marketable securities remeasured due to impairment would be classified within Level 3. During the three and six months ended June 30, 2021 and 2020, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities. The carrying value of our non-marketable securities approximated fair value.
Note 7. Balance Sheets Details
Cash Equivalents
Cash equivalents as of June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	June 30, 2021		December 31, 2020
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$111,083	$111,083	$127,567	$127,567

(1) Money market funds are classified in cash and cash equivalents on our consolidated balance sheets. Average Contractual Maturities (in days) is not applicable.
As of June 30, 2021, the total cash and cash equivalents balance of $129.5 million was comprised of money market funds of $111.1 million and cash of $18.4 million held with major financial institutions. As of December 31, 2020, the total cash and cash equivalents balance of $149.1 million was comprised of money market funds of $127.6 million and cash of $21.5 million held with major financial institutions.
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$49	$77
Work-in-process	98	82
Finished goods	931	805
Inventories	$1,078	$964

Inventories includes reserves of $1.5 million as of June 30, 2021 and December 31, 2020.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$28,623	$25,468
Leasehold improvements	10,785	10,785
Computer equipment and software	3,283	3,192
Office equipment and furniture	1,246	1,246
Construction in progress	1,736	2,357
Property and equipment	45,673	43,048
Less: accumulated depreciation and amortization	(34,441)	(33,373)
Property and equipment, net	$11,232	$9,675

Depreciation expense included in the Unaudited Condensed Consolidated Statements of Operations was follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Depreciation Expense	$716	$462	$1,375	$900

Goodwill
Goodwill had a carrying value of $3.2 million as of June 30, 2021 and December 31, 2020.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued purchases	$5,107	$7,170
Accrued professional and outside service fees	3,899	2,589
Other	76	513
Total	$9,082	$10,272

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
Restricted Stock Units ("RSUs")
We also grant employees RSUs, which generally vest over either a three year period with 33% of the shares subject to the RSUs vesting on each yearly anniversary of the vesting commencement date or over a four year period with 25% of the shares subject to the RSU vesting on each yearly anniversary of the vesting commencement date, in each case contingent upon such employee’s continued service on such vesting date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We may grant RSUs with different vesting terms from time to time.
Performance-contingent Restricted Stock Units ("PSUs") and Performance Based Options ("PBOs")
The compensation committee of the Board approved, solely in respect of non-executive employees, delegated to our Chief Executive Officer the authority to approve grants of PSUs. The compensation committee of the Board also approved grants of PBOs and PSUs to our executives. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences. Once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to half the number of PSUs granted and one-quarter the number of shares underlying the PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to the number of PSUs granted and half of the shares underlying the PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the PSUs would be equal to two times the number of PSUs granted and equal to the number of PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the PSUs and PBOs or between the target level and superior levels for the PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the PSUs and PBOs.
In the first quarter of 2021, we awarded PSUs ("2021 PSUs") and PBOs ("2021 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including corporate revenue, performance enzyme segment gross margin, major new biotherapeutics publicity events, strategic performance enzyme and biotherapeutics deliverables, safety, and technology and strategic plan development. As of June 30, 2021, we estimated that the 2021 PSUs and 2021 PBOs performance goals would be achieved at 136% and 68% of the target level, respectively, and recognized expenses accordingly.
In 2020, we awarded PSUs ("2020 PSUs") and PBOs ("2020 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including corporate revenue, performance enzyme segment gross margin, major new biotherapeutics publicity events, strategic performance enzyme and biotherapeutics deliverables, and strategic plan development. In the first quarter of 2021, we determined that the 2020 PSUs and 2020 PBOs performance goals had been achieved at 88% of the target level, and recognized expenses accordingly. Accordingly, 50% of the shares underlying the 2020 PSUs and PBOs vested in the first quarter of 2021 and 50% of the shares underlying the 2020 PSUs and PBOs will vest in the first quarter of 2022, in each case, subject to the recipient’s continued service on each vesting date.
In 2019, we awarded PSUs ("2019 PSUs") and PBOs ("2019 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including sustained revenue and performance enzyme growth, strategic advancement of biotherapeutics, cash balance and strategic plan development. In the first quarter of 2020, we determined that the 2019 PSUs and 2019 PBOs performance goals had been achieved at 84% of the target level, and recognized expenses accordingly. Accordingly, 50% of the shares underlying the 2019 PSUs and PBOs vested in the first quarter of 2020 and 50%

of the shares underlying the 2019 PSUs and PBOs vested in the first quarter of 2021, in each case, subject to the recipient’s continued service on each vesting date.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$597	$471	$1,074	$894
Selling, general and administrative	2,247	1,468	4,457	3,214
Total	$2,844	$1,939	$5,531	$4,108

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$682	$575	$1,347	$1,116
RSUs and RSAs	690	610	1,232	1,210
PSUs	573	296	1,043	627
PBOs	899	458	1,909	1,155
Total	$2,844	$1,939	$5,531	$4,108
As of June 30, 2021, unrecognized stock-based compensation expense, net of expected forfeitures, was $4.8 million related to unvested stock options, $4.7 million related to unvested RSUs and RSAs, $1.9 million related to unvested PSUs, and $3.3 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through the year of 2025.
Note 9. Capital Stock
Exercise of Options
For the six months ended June 30, 2021 and June 30, 2020, we issued 212,631 and 32,749 shares, respectively, upon option exercises at a weighted-average exercise price of $8.03 and $6.03 per share, respectively, with net cash proceeds of $1.7 million and $0.2 million, respectively.
Equity Distribution Agreement
We filed a Registration Statement on Form S-3 with the SEC, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. The registration statement became effective on May 7, 2021. In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended.
We are not required to sell any shares at any time during the term of the EDA. The EDA will terminate upon the earlier of: (i) the issuance and sale of all shares through PSC on the terms and conditions of the EDA, or (ii) the termination of the EDA in accordance with its terms. Either party may terminate the EDA at any time upon written notification to the other party in accordance with the EDA, and upon such notification, the offering will terminate. Under no circumstances shall any shares be sold pursuant to the EDA after the date which is three years after the registration statement is first declared effective by the SEC. We agreed to pay PSC a commission of 3% of the gross sales price of any shares sold pursuant to the EDA. With the exception of certain expenses, we will pay PSC up to 8% of the gross sales price of the shares sold pursuant to the EDA for a combined amount of commission and reimbursement of PSC's expenses and fees.

During the three and six months ended June 30, 2021, no shares of our common stock were issued pursuant to the EDA. As of June 30, 2021, $50.0 million of shares remained available under the EDA.
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
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.2 million as of June 30, 2021 and December 31, 2020, which are included in other long-term liabilities in the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and six months ended June 30, 2021 and 2020.
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of June 30, 2021 and December 31, 2020, and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.
We entered into a short-term office lease in San Carlos, California during the second quarter of 2021 and this lease will expire in April 2022. Our remaining future commitment pursuant to this lease is $0.1 million as of June 30, 2021.
Finance Leases
In December 2016, we entered into a three-year financing lease agreement with a third party supplier for the purchase of laboratory equipment that was partially financed through a finance lease of $0.4 million. The lease became effective upon delivery of the equipment in February 2017, and the term of the three-year lease was from February 2017 and expired in February 2020. This financing agreement was accounted for as a finance lease due to bargain purchase options at the end of the lease. In April 2017, we entered into a three-year financing lease agreement with a third-party supplier for the purchase of information technology equipment for $0.3 million. The effective term of the three-year lease was from May 2017 and expired in April 2020.

Lease and other information
Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$27	$45	$53	$99
Interest on lease obligations	—	1	—	1
Finance lease costs	27	46	53	100
Operating lease cost	1,033	1,032	2,065	2,100
Short-term lease costs (1)	10	16	10	47
Sublease income	—	—	—	(55)
Total lease cost (2)	$1,070	$1,094	$2,128	$2,192

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	6.2 years
Weighted-average discount rate	6.6%

	Six months ended June 30,
Cash paid:	2021	2020
Operating cash flows from operating leases	$2,093	$774
Financing cash flows from finance leases	$—	$60
As of June 30, 2021, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2021 (remaining 6 months)	$2,104
2022	4,285
2023	4,589
2024	4,726
2025	4,868
Thereafter	8,626
Total minimum lease payments	29,198
Less: imputed interest	5,534
Lease obligations	$23,664

Future Lease Commitment
In the first quarter of 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC (“ARE”) to lease a portion of a facility comprising approximately 36,593 rentable square feet in San Carlos, California to serve as additional office and research and development laboratory space (the “San Carlos Space”). We expect to commence occupancy of the San Carlos Space in November 2021 once tenant improvements are substantially completed by ARE in accordance with the construction plan. The budget provides a net tenant improvement allowance of $6.3 million and an additional allowance of up to $2.7 million, which we expect to use. ARE will have an enforceable right to payment by us in the form of equal monthly additional rent payments at a certain interest rate through the lease term for the additional allowance. The terms include an initial annualized base rent of $2.5 million, subject to scheduled 3% annual rent increases, an annualized additional allowance payment of $0.4 million, plus certain operating expenses. The lease has a 10-year term from the lease commencement date with one option to extend the term for an additional period of 5 years. We have provided ARE with a $0.5 million security deposit in the form of a letter of credit. We have the right to sublease the facility, subject to landlord consent. We determined that the lease commencement date is in November 2021 at which point we will record a right of use asset and a corresponding lease liability.
An estimated maturity analysis of the annual undiscounted cash flows of the lease is as follows (in thousands):

Years ending December 31,	Operating Lease
2021 (remaining 6 months)	$—
2022	2,463
2023	2,988
2024	3,066
2025	3,145
2026 and thereafter	20,061
Total minimum lease payments	$31,723

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$162
Development and manufacturing services agreements	September 2019	1,852
Total other commitments		$2,014

Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. As of June 30, 2021 and December 31, 2020, we have not drawn from the Credit Facility. We may draw on the Term Debt and the Revolving Line of Credit at any time prior to October 1, 2021 and October 1, 2024, respectively. On October 1, 2024 loans drawn under the Term Debt mature and the Revolving Line of Credit terminate. Loans made under the Term Debt bear interest through maturity equal to the greater of (i) 3.75% or (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenue levels and maintaining certain minimum cash levels with the lender. The Credit Facility's financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. As of June 30, 2021, we were in compliance with the covenants for the Credit Facility.

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
We recognized $0.3 million and $0.5 million in research and development revenue from transactions with MAI in the three and six months ended June 30, 2021, respectively, and we recognized no revenue from research and development service transactions with MAI in the three and six months ended June 30, 2020. We received 714,171 and 1,428,342 shares of MAI's Series A preferred stock from research and development services we provided to MAI in the three and six months ended June 30, 2021, respectively, and no shares of MAI's Series A preferred stock from research and development services in the three and six months ended June 30, 2020. As of June 30, 2021, we have 5,443,734 shares of MAI's Series A preferred stock since executing the Stock Purchase Agreement with MAI. The carrying value of our investment in MAI Series A preferred stock was $3.4 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively. We had $0.4 million and nil in deferred revenue as of June 30, 2021 and December 31, 2020, respectively, and nil and $0.5 million in contract asset due from MAI for services rendered as of June 30, 2021 and December 31, 2020, respectively. Payment for the services rendered was received in the form of additional MAI Series A preferred stock.
AstraZeneca PLC
Pam P. Cheng, who served as a member of our board of directors until June 2020, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sold biocatalyst products to AstraZeneca PLC and its controlled purchasing agents and contract manufacturers. We recognized $20 thousand and $0.1 million of revenue from transactions with AstraZeneca and its controlled purchasing agents and contract manufacturers for the three and six months ended June 30, 2020, respectively, and through the date of Ms. Cheng’s departure from our board of directors. As of June 30, 2021 and December 31, 2020, we had no receivables from AstraZeneca PLC and its controlled purchasing agents and contract manufacturers from related party transactions, respectively.
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

The following table provides financial information by our reportable business segments along with a reconciliation to consolidated income (loss) before income taxes (in thousands):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$14,717	$—	$14,717	$4,504	$—	$4,504
Research and development revenue	6,868	3,868	10,736	3,002	7,461	10,463
Total revenues	21,585	3,868	25,453	7,506	7,461	14,967
Costs and operating expenses:
Cost of product revenue	4,318	—	4,318	1,699	—	1,699
Research and development(1)	5,057	7,194	12,251	4,997	5,490	10,487
Selling, general and administrative(1)	3,170	620	3,790	2,375	621	2,996
Total segment costs and operating expenses	12,545	7,814	20,359	9,071	6,111	15,182
Income (loss) from operations	$9,040	$(3,946)	5,094	$(1,565)	$1,350	(215)
Corporate costs (2)			(8,610)			(5,316)
Unallocated depreciation and amortization			(741)			(506)
Loss before income taxes			$(4,257)			$(6,037)

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$24,943	$—	$24,943	$9,604	$—	$9,604
Research and development revenue	10,872	7,670	18,542	8,775	11,258	20,033
Total revenues	35,815	7,670	43,485	18,379	11,258	29,637
Costs and operating expenses:
Cost of product revenue	8,536	—	8,536	4,240	—	4,240
Research and development(1)	11,502	11,799	23,301	10,693	10,415	21,108
Selling, general and administrative(1)	5,988	1,221	7,209	4,720	1,213	5,933
Total segment costs and operating expenses	26,026	13,020	39,046	19,653	11,628	31,281
Income (loss) from operations	$9,789	$(5,350)	4,439	$(1,274)	$(370)	(1,644)
Corporate costs (2)			(16,335)			(11,042)
Unallocated depreciation and amortization			(1,426)			(998)
Loss before income taxes			$(13,322)			$(13,684)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses, interest income, and other income (expense), net.

The following table provides stock-based compensation expense included in income (loss) from operations (in thousands):

	Three months ended June 30,
	2021				2020
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$1,115	$257	$1,472	$2,844	$741	$252	$946	$1,939

	Six months ended June 30,
	2021				2020
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$2,109	$495	$2,927	$5,531	$1,496	$494	$2,118	$4,108

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Customer A	15%	*	10%	*
Customer B	12%	*	*	*
Customer C	12%	*	13%	*
Customer D	*	16%	17%	20%
Customer E	*	38%	10%	27%
Customer F	*	12%	*	11%
Customer G	*	*	*	13%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	June 30, 2021	December 31, 2020
Customer A	20%	*
Customer H	15%	*
Customer B	15%	*
Customer D	14%	32%
Customer E	10%	*
Customer G	*	25%
Customer F	*	13%
* Percentage was less than 10%

Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Americas	$5,844	$6,906	$10,773	$12,131
EMEA	6,169	3,314	12,450	9,285
APAC	13,440	4,747	20,262	8,221
Total revenues	$25,453	$14,967	$43,485	$29,637

Identifiable long-lived assets by location was as follows (in thousands):

	June 30, 2021	December 31, 2020
United States	$31,424	$31,176

Identifiable goodwill by reporting unit was as follows (in thousands):

	As of June 30, 2021 and December 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

Note 13. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	June 30, 2021	December 31, 2020
Allowance for credit losses	$74	74

The following tables summarize accounts receivable by aging category (in thousands):

	June 30, 2021
	Current	31-60 Days	61-90 Days	91 Days and over	Total balance
Accounts receivable	$17,414	$83	$1,602	$389	$19,488

	December 31, 2020
	Current	31-60 Days	61-90 Days	91 Days and over	Total balance
Accounts receivable	$13,398	$489	$7	$—	$13,894

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We have been using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both in partnership with customers and for our own proprietary Codexis drug candidates. Our first program was for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into the Nestlé License Agreement with Nestlé Health Science to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. Also in October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. In January 2020, we entered into a development agreement with Nestlé Health Science to advance a new lead candidate discovered under the Nestlé SCA, CDX-7108, into preclinical development and early clinical studies as a potential treatment for a gastrointestinal disorder. In parallel, the Nestlé SCA was extended through December 2021 to support the discovery of therapeutic candidates for additional disorders. In March 2020, we entered into Takeda Agreement with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda, for the research and development of novel gene therapies for certain disease indications, including the treatment of lysosomal storage disorders and a blood factor deficiency.
In June 2020, we entered into the MAI Agreement with Molecular Assemblies, Inc. ("MAI") pursuant to which we are leveraging our CodeEvolver® platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. Concurrently with the MAI Agreement, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million and, in connection with the transaction, John Nicols, our President and Chief Executive Officer, also joined MAI’s board of directors. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million. We anticipate completing an enzyme engineering project with MAI in the second half of 2021 that may enable MAI to begin commercialization efforts thereafter.
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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Our first lead program was for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a global development, option and license agreement with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. As a result of the option exercise, we earned a milestone and recognized $3.0 million in revenues in the first quarter of 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114. During 2020, Nestlé Health Science completed a safety, tolerability and PK/PD study of CDX-6114 in PKU patients that demonstrated CDX-6114 was well tolerated and safe at all doses tested. In addition, an increase in blood levels of cinnamic acid, a biomarker of enzyme activity, was observed which is consistent with the intended mode of action for CDX-6114.
In October 2017, we separately entered into the Nestlé SCA with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The Nestlé SCA was extended through December 2021. In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance into preclinical and early clinical studies a lead candidate targeting a gastrointestinal disorder, CDX-7108, discovered through the Nestlé SCA. During 2021, we, together with Nestlé Health Science, continued to advance CDX-7108 towards initiation of a Phase 1 clinical trial which we anticipate will begin in the fourth quarter of 2021. Additionally, the parties are progressing three programs under the Nestlé SCA targeting different gastrointestinal disorders.
In March 2020, we entered into the Takeda Agreement pursuant to which we are collaborating to research and develop protein sequences for use in gene therapy products for certain disease indications in accordance with the respective program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency. In March 2020, we received a one-time, non-refundable cash payment of $8.5 million. Of these programs, the Fabry disease program is the most advanced, with multiple sequences, including CDX-6311, having been provided to Takeda. In May 2021, Takeda elected to exercise their option to initiate an additional program for a certain undisclosed rare genetic disorder, as a result we are eligible to receive an option exercise fee.
For further description of our business segments, see Note 12, "Segment, Geographical and Other Revenue Information" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Business Update Regarding COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and may not be accurately predicted, including the duration and severity of the pandemic, the prevalence of more contagious and or virulent variants, and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development (“R&D”) services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the three and six months ended June 30, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.

In the United States, the impact of COVID-19, including governmental orders (“Orders”) governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities and has disrupted our R&D operations. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April 2020 in accordance with these Orders. In May 2020, we re-initiated limited R&D operations and have ramped up operations such that we are currently utilizing the majority of our normal R&D capacity while following county, state and federal COVID-19 guidance for the protection of our employees. Additionally, we resumed manufacturing at our Redwood City pilot plant in May 2020.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. The near-and-long term impact of COVID-19 to our financial condition, liquidity, or results of operations in the future remains uncertain. Although some of the Orders that were enacted to control the spread of COVID-19 have begun to be scaled back and the vaccine rollout has expanded, surges in the spread of COVID-19 due to the emergence of new more contagious or virulent variants or the ineffectiveness of the vaccines against such strains, may result in the reimplementation of certain Orders, which could adversely impact our business. For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020, filed on March 1, 2021.
Results of Operations Overview
Revenues were $25.5 million in the second quarter of 2021, a 70% increase from $15.0 million in the second quarter of 2020.
Product revenue, which consists primarily of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, was $14.7 million in the second quarter of 2021, an increase of 227% from $4.5 million in the second quarter of 2020. The increase in product revenue was primarily due to an increase in customer demand for branded pharmaceutical products. We expect the demand for our products for the rest of the year to be higher than the comparative periods in the prior year mainly due to overall higher demand for enzymes used in the manufacture of branded pharmaceutical products and a large purchase order for $13.9 million of a proprietary high enzyme product that we received in June 2021 from a pharmaceutical customer that will be recognized as revenue in subsequent periods.
Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $10.7 million in the second quarter of 2021, a 3% increase compared with $10.5 million in the second quarter of 2020. The increase in research and development revenue was primarily due to higher license fees from other existing collaboration agreement, but partially offset by higher license fees from Takeda under the Takeda Agreement being recognized in the same period in the prior year.
Our products’ profitability is affected by many factors including the margin of profit on the products we sell. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data is used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis. Product gross margins increased to 71% in the second quarter of 2021, compared to 62% in the second quarter of 2020, due to improved product mix resulting from an increase in customer demand for branded products.
Research and development expenses were $12.8 million in the second quarter of 2021, an increase of 18% from $10.9 million in the second quarter of 2020. The increase was primarily due to increases in expenses associated with a higher headcount, an increase in outside services costs, higher depreciation expense and higher lab supplies costs, partially offset by a reduction in outside services related to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses and a decrease in allocable expenses. We expect research and development expenses for the rest of the year to be higher than the comparative periods in the prior year mainly due to increase in headcount and as we continue our efforts on advancing our internal and collaborative programs.
Selling, general and administrative expenses were $12.8 million in the second quarter of 2021, an increase of 50%, compared to $8.5 million in the second quarter of 2020. The increase was primarily due to increases in expenses associated with a higher headcount, legal expenses, and stock-based compensation partially offset by lower travel and allocable expenses. We expect selling, general and administrative expenses for the rest of the year to be higher than the comparative periods in prior year mainly due to increase in headcount and higher operating costs as we invest more in our business.
We recognized $8 thousand in income tax expense in the second quarter of 2021 due to the accrual of interest and penalties on historical uncertain tax positions. We recognized a $0.3 million provision for income taxes for the second quarter of 2020 due to income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the United States and remitted to the United States.
Net loss was $4.3 million, or a net loss of $0.07 per basic and diluted share in the second quarter of 2021 compared to a net loss of $6.3 million, or a net loss of $0.11 per basic and diluted share for the second quarter of 2020. The decrease in net loss is primarily related to increase in product revenues and margins, which were partially offset by increases in operating expenses.
Cash and cash equivalents decreased to $129.5 million of June 30, 2021 compared to $149.1 million as of December 31, 2020. In addition, net cash used in operating activities was $14.7 million in the six months ended June 30, 2021 compared to $11.5 million in the six months ended June 30, 2020. We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement with Western Alliance Bank that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2020, we entered into an Eighth Amendment to the Credit Facility whereby we may draw on the term debt and the Revolving Line of Credit at any time prior to October 1, 2021 and October 1, 2024, respectively. Draws on the term debt are subject to customary conditions for funding including, among others, that no event of default exists. As of June 30, 2021, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues increased by $14.1 million, or 188%, to $21.6 million in the second quarter of 2021, compared to $7.5 million in the second quarter of 2020 primarily due to higher product revenue. The increase in product revenue of $10.2 million, or 227%, to $14.7 million in the second quarter of 2021, compared to $4.5 million in the second quarter of 2020 was primarily due to higher customer demand for enzymes for the manufacture of branded pharmaceuticals products. We expect the demand for our products for the rest of the year to be higher than the comparative periods in the prior year mainly due to overall higher demand for enzymes used in the manufacture of branded pharmaceutical products and a large purchase order for $13.9 million of a proprietary high enzyme product that we received in June 2021 from a pharmaceutical customer that will be recognized as revenue in subsequent periods.
The increase in research and development revenue of $3.9 million, or 129%, to $6.9 million in the second quarter of 2021, compared to $3.0 million in second quarter of 2020 was primarily due to higher license fees from existing collaboration agreements but were partially offset by lower revenues from the Novartis CodeEvolver® Agreement as we approach completion of the technology transfer to Novartis.
Product gross margins were 71% in the second quarter of 2021, compared to 62% in the second quarter of 2020. The increase in product gross margins was primarily due to improved product mix due to higher demand for enzymes for the manufacture of branded pharmaceutical products.
Research and development expense increased nominally by $60.0 thousand, or 1%, to $5.1 million for the second quarter of 2021, compared to the second quarter of 2020. The increase was primarily due to an increase in costs associated with higher headcount, higher outside services expenses, and higher lab supplies, partially offset by lower allocable expenses.
Selling, general and administrative expense increased by $0.8 million, or 33%, to $3.2 million for the second quarter of 2021, compared to the second quarter of 2020. The increase was primarily due to an increase in costs associated with higher headcount and allocable expenses, partially offset by lower outside services expenses.
We expect both research and development expenses and selling, general and administrative expenses for the rest of the year to be higher than the comparative periods in the prior year mainly due to increase in headcount and as we invest more in our business.
Novel Biotherapeutics
Research and development revenues decreased by $3.6 million, to $3.9 million in the second quarter of 2021, compared to $7.5 million in the second quarter of 2020. The decrease in research and development revenue was primarily due to higher license and research and development fees from Takeda under the Takeda Agreement recognized in the prior year.

Research and development expense increased by $1.7 million, or 31%, to $7.2 million for the second quarter of 2021, compared to $5.5 million in the second quarter of 2020. The increase was primarily due to higher costs associated with higher headcount and allocable expenses. We expect research and development expenses for the rest of the year to be higher than the comparative periods in prior year mainly due to increase in headcount and as we continue our efforts on advancing our internal and collaborative programs.
Selling, general and administrative expense remain unchanged at $0.6 million for the second quarter of 2021 and 2020. The increase in costs associated with headcount and higher allocable expenses were partially offset by lower outside services expenses.
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
Pursuant to the terms of the Sitagliptin Catalyst Supply Agreement, Merck may purchase supply from us for a fee based on contractually stated prices. We recognized revenue of $2.2 million and $5.5 million for the three and six months ended June 30, 2021, respectively, compared to $2.0 million and $3.8 million for the three and six months ended June 30, 2020, respectively, in product revenue under this agreement. Revenues recognized by us under the Sitagliptin Catalyst Supply Agreement comprised 9% and 13% for the three and six months ended June 30, 2021, respectively, compared to 13% for the three and six months ended June 30, 2020 of our total revenues.
The Sitagliptin Catalyst Supply Agreement will expire in February 2022. We are in process of negotiating an extension at this time.
As of June 30, 2021, we recorded revenue of $5.2 million from Sitagliptin products that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six month period following the end of the quarter. The contract asset balances were partially offset by contract liabilities as they are under the same contract.
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
In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. Upon exercising its option, Nestlé Health Science made an option payment and assumed all responsibilities for future clinical development and commercialization of CDX-6114. We are also eligible to receive payments from Nestlé Health Science under the Nestlé License Agreement that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the mid-single digits to low double-digits, of net sales of product.
In October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas.
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate, CDX-7108, targeting a gastrointestinal disorder discovered through our Nestlé SCA into preclinical and early clinical studies.
Under the Nestlé SCA and the development agreement, we recognized research and development fees of $1.7 million and $3.5 million for the three and six months ended June 30, 2021, respectively, compared to $1.7 million and $3.3 million for the three and six months ended June 30, 2020, respectively.
Platform Technology Transfer and License Agreement
In May 2019, we entered into the Novartis CodeEvolver® Agreement with Novartis. The Agreement allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Under the Novartis CodeEvolver® Agreement, we are transferring our proprietary CodeEvolver® protein engineering platform technology to Novartis over approximately 27 months, starting with the date on which we commenced the technology transfer (the “Technology Transfer Period”). As a part of this technology transfer, the Company provided to Novartis our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of the Company and Novartis scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Upon completion of technology transfer, Novartis will have the CodeEvolver® protein engineering platform technology installed at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. In the second quarter of 2020 we completed the second technology milestone transfer under the agreement and became eligible to receive a milestone payment of $4.0 million, which we subsequently received in July 2020. We have also received $3.4 million in March 2021 for partial completion of the third technology milestone. In addition to this payment, we are eligible for an additional payment of $1.6 million for completion of the third technology milestone transfer, which would bring total cash payment for this milestone to $5.0 million as specified in the Novartis CodeEvolver® Agreement. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8.0 million in aggregate. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that begins on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to the Company for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer performance obligation, which is expected to occur over 27 months, is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. Revenue allocated to future improvements will be recognized during the Improvement Term. We recognized $0.3 million and $1.1 million in research and development revenue for the three and six months ended June 30, 2021, respectively, compared to $0.9 million and $3.7 million for the three and six months ended June 30, 2020, respectively.
Strategic Collaboration and License Agreement
In March 2020, we entered into the Takeda Agreement with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”), under which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases. On execution of the Takeda Agreement, we received an upfront non-refundable cash payment of $8.5 million. Revenue relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. In May 2021, Takeda elected to exercise their option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result we are eligible to receive an option exercise fee.

Other potential payments from Takeda include (i) reimbursement of research and development fees and preclinical development milestones for the three initial programs of $15.4 million, in aggregate (ii) clinical development and commercialization-based milestones, per target gene, of up to $100.0 million, and (iii) tiered royalties based on net sales of applicable products at percentages ranging from the middle-single digits to low single-digits. We recognized research and development revenue related to the Takeda Agreement of $2.1 million and $4.2 million for the three and six months ended June 30, 2021, respectively, compared to $5.7 million and $8.0 million for the three and six months ended June 30, 2020, respectively.
Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenues:
Product revenue	$14,717	$4,504	$10,213	227%	$24,943	$9,604	$15,339	160%
Research and development revenue	10,736	10,463	273	3%	18,542	20,033	(1,491)	(7)%
Total revenues	25,453	14,967	10,486	70%	43,485	29,637	13,848	47%
Costs and operating expenses:
Cost of product revenue	4,318	1,699	2,619	154%	8,536	4,240	4,296	101%
Research and development	12,826	10,853	1,973	18%	24,397	21,820	2,577	12%
Selling, general and administrative	12,795	8,522	4,273	50%	24,193	17,512	6,681	38%
Total costs and operating expenses	29,939	21,074	8,865	42%	57,126	43,572	13,554	31%
Loss from operations	(4,486)	(6,107)	1,621	27%	(13,641)	(13,935)	294	2%
Interest income	206	57	149	261%	382	323	59	18%
Other income (expense), net	23	13	10	(77)%	(63)	(72)	9	13%
Loss before income taxes	(4,257)	(6,037)	1,780	29%	(13,322)	(13,684)	362	3%
Provision for income taxes	8	307	(299)	(97)%	11	312	(301)	(96)%
Net loss	$(4,265)	$(6,344)	$2,079	33%	$(13,333)	$(13,996)	$663	5%

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
Revenues are as follows (in thousands, except percentages):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Product revenue	$14,717	$4,504	$10,213	227%	$24,943	$9,604	$15,339	160%
Research and development revenue	10,736	10,463	273	3%	18,542	20,033	(1,491)	(7)%
Total revenues	$25,453	$14,967	$10,486	70%	$43,485	$29,637	$13,848	47%

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
Total revenues increased by $10.5 million and $13.8 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to higher product revenue but partially offset by lower research and development revenue for the six month period.
Product revenue, increased by $10.2 million and $15.3 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to an increase in customer demand for branded pharmaceutical products. We expect the demand for our products for the rest of the year to be higher than the comparative periods in the prior year mainly due to overall higher demand for enzymes used in the manufacture of branded pharmaceutical products and a large purchase order for $13.9 million of a proprietary high enzyme product that we received in June 2021 from a pharmaceutical customer that will be recognized as revenue in subsequent periods.
Research and development revenue increased by $0.3 million to $10.7 million in the three months ended June 30, 2021 compared to three months ended June 30, 2020, primarily due to higher license fees from existing collaboration agreements. Research and development revenue decreased by $1.5 million to $18.5 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher license and research and development fees from Takeda under the Takeda Agreement recognized in the prior year period, partially offset by higher license fees from other existing collaboration agreements.
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

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of product revenue	$4,318	$1,699	$2,619	154%	$8,536	$4,240	$4,296	101%
Research and development	12,826	10,853	1,973	18%	24,397	21,820	2,577	12%
Selling, general and administrative	12,795	8,522	4,273	50%	24,193	17,512	6,681	38%
Total costs and operating expenses	$29,939	$21,074	$8,865	42%	$57,126	$43,572	$13,554	31%

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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Product revenue	$14,717	$4,504	$10,213	227%	$24,943	$9,604	$15,339	160%
Cost of product revenue (1)	4,318	1,699	2,619	154%	8,536	4,240	4,296	101%
Product gross profit	$10,399	$2,805	$7,594	271%	$16,407	$5,364	$11,043	206%
Product gross margin (%) (2)	71%	62%			66%	56%

(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.

Cost of product revenue increased by $2.6 million in the three months ended June 30, 2021, compared to the three months ended June 30, 2020 and increased by $4.3 million in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to a higher volume of product sales and variations in product mix. The product gross margin increased to 71% and 66% in the three and six months ended June 30, 2021, respectively, compared to 62% and 56% in the three and six months ended June 30, 2020, respectively, primarily due to the sale of higher margin branded products.
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
Research and development expenses increased by $2.0 million, or 18%, during the three months ended June 30, 2021, and by $2.6 million, or 12%, in the six months ended June 30, 2021, compared to the same periods in 2020. The increase in research and development expenses was primarily due to an increase in costs associated with higher headcount, higher lab supplies, depreciation and other outside services, partially offset by a decrease in costs associated with outside services relating to CMC and regulatory expenses. We expect research and development expenses for the rest of the year to be higher than the comparative periods in the prior year mainly due to increase in headcount and as we continue our efforts on advancing our internal and collaborative programs.
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
Selling, general and administrative expenses increased by $4.3 million, or 50%, in the three months ended June 30, 2021, and by $6.7 million, or 38%, in the six months ended June 30, 2021 compared to the same periods in 2020. The increase was primarily due to an increase in costs associated with a higher headcount, an increase in legal fees, and higher share-based compensation costs, partially offset by lower travel and allocable expenses. We expect selling, general and administrative expenses for the rest of the year to be higher than the comparative periods in the prior year mainly due to increase in headcount and higher operating costs as we invest more in our business in order to pursue on future growth opportunities.
Interest Income and Other Income (Expense), net (in thousands, except percentages):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest income	$206	$57	$149	261%	$382	$323	$59	18%
Other income (expense), net	23	13	10	(77)%	(63)	(72)	9	13%
Total other income	$229	$70	$159	227%	$319	$251	$68	27%

Interest Income
Interest income increased by $149.0 thousand and $59.0 thousand in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to earned interest income and amortization of debt discount on a non-marketable debt security, partially offset by a reduction in interest income from lower average interest rates on declining average cash balances.
Other Income (Expense), net
Other income (expense), net, increased by $10.0 thousand and $9.0 thousand in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to interest expense charges recognized on the amortization of an embedded bifurcated derivative of a share-settled redemption feature on non-marketable securities, partially offset by prior year write-down of $0.4 million of our investment in CO2 Solutions and fluctuations in foreign currency.

Provision for Income Taxes (in thousands, except percentages):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Provision for income taxes	$8	$307	$(299)	(97)%	$11	$312	$(301)	96%

The provision for income taxes for the three and six months ended June 30, 2021 were primarily due to the accrual of interest and penalties on historic uncertain tax positions. We recognized a provision for income taxes for the three and six months ended June 30, 2020 for income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the United States and remitted to the United States.
Net Loss
Net loss for the three months ended June 30, 2021 was $4.3 million, or a net loss per basic and diluted share of $0.07. This compared to a net loss of $6.3 million, or a net loss per basic and diluted share of $0.11 for the three months ended June 30, 2020. Net loss for the six months ended June 30, 2021 was $13.3 million, or a net loss per basic and diluted share of $0.21. This compared to a net loss of $14.0 million, or a net loss per basic and diluted share of $0.24 for the six months ended June 30, 2020. The decrease in net loss for both the three and six months ended June 30, 2021 was primarily related to increase in product revenue with higher margins, partially offset by higher operating expenses and lower research and development revenues.
Results of Operations by Segment (in thousands, except percentages):
Revenues by segment

	Three months ended June 30,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$14,717	$—	$14,717	$4,504	$—	$4,504	$10,213	227%	$—	—%
Research and development revenue	6,868	3,868	10,736	3,002	7,461	10,463	3,866	129%	(3,593)	(48)%
Total revenues	$21,585	$3,868	$25,453	$7,506	$7,461	$14,967	$14,079	188%	$(3,593)	(48)%

	Six months ended June 30,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$24,943	$—	$24,943	$9,604	$—	$9,604	$15,339	160%	$—	—%
Research and development revenue	10,872	7,670	18,542	8,775	11,258	20,033	2,097	24%	(3,588)	(32)%
Total revenues	$35,815	$7,670	$43,485	$18,379	$11,258	$29,637	$17,436	95%	$(3,588)	(32)%

Revenues from the Performance Enzymes segment increased by $14.1 million, or 188%, for the three months ended June 30, 2021, and by $17.4 million, or 95%, for the six months ended June 30, 2021 compared to the same periods in 2020 primarily due to higher product and research and development revenue. The increase in product revenue of $10.2 million, or 227%, in the three months ended June 30, 2021, and of $15.3 million, or 160%, in the six months ended June 30, 2021, compared to the same periods in 2020, was primarily due to higher customer demand for enzymes for the manufacture of branded pharmaceuticals products. The increase in research and development revenue of $3.9 million, or 129%, to $6.9 million in three months ended June 30, 2021, compared to $3.0 million in the three months ended June 30, 2020 was primarily due to an annual collaboration fee and research and development revenue from Porton under the Porton Agreement. The increase in research and development revenue of $2.1 million, or 24%, to $10.9 million in the six months ended June 30, 2021, compared to $8.8 million in the six months ended June 30, 2020 was primarily due to higher license fees from existing collaboration agreements but partially offset by lower revenues from Novartis under the Novartis CodeEvolver® Agreement.
Revenues from the Novel Biotherapeutics segment decreased by $3.6 million, or 48%, for the three months ended June 30, 2021 and by $3.6 million, or 32%, for the six months ended June 30, 2020 compared to the same periods in 2020 primarily due to higher license and research and development fees from Takeda under the Takeda Agreement recognized in the prior year and decrease in research and development revenue from Nestlé Health Science.
Costs and operating expenses by segment

	Three months ended June 30,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$4,318	$—	$4,318	$1,699	$—	$1,699	$2,619	154%	$—	—%
Research and development (1)	5,057	7,194	12,251	4,997	5,490	10,487	60	1%	1,704	31%
Selling, general and administrative (1)	3,170	620	3,790	2,375	621	2,996	795	33%	(1)	—%
Total segment costs and operating expenses	$12,545	$7,814	20,359	$9,071	$6,111	15,182	$3,474	38%	$1,703	28%
Corporate costs (2)			8,839			5,386
Unallocated depreciation and amortization			741			506
Total costs and operating expenses			$29,939			$21,074

	Six months ended June 30,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$8,536	$—	$8,536	$4,240	$—	$4,240	$4,296	101%	$—	—%
Research and development (1)	11,502	11,799	23,301	10,693	10,415	21,108	809	8%	1,384	13%
Selling, general and administrative (1)	5,988	1,221	7,209	4,720	1,213	5,933	1,268	27%	8	1%
Total segment costs and operating expenses	$26,026	$13,020	39,046	$19,653	$11,628	31,281	$6,373	32%	$1,392	12%
Corporate costs (2)			16,654			11,293
Unallocated depreciation and amortization			1,426			998
Total costs and operating expenses			$57,126			$43,572

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses.
For a discussion of product cost of revenue, see "Results of Operations".
Research and development expense in the Performance Enzymes segment increased nominally by $60.0 thousand, or 1%, in the three months ended June 30, 2021 and by $0.8 million, or 8% in the six months ended June 30, 2021, as compared to the same periods in 2020. The increase was primarily due to an increase in costs associated with outside services, lab supplies and higher headcount, partially offset by lower allocable expenses.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.8 million, or 33%, in the three months ended June 30, 2021, and by $1.3 million, or 27%, in the six months ended June 30, 2021, as compared to the same periods in 2020. The increase was primarily due to an increase in costs associated with higher headcount and higher allocable expenses, partially offset by lower outside services expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $1.7 million, or 31%, and by $1.4 million, or 13%, in the six months ended June 30, 2021 compared to the same periods in 2020. The increase was primarily due to higher costs associated with higher headcount and allocable expenses.
Selling, general and administrative expense in the Novel Biotherapeutics segment remained unchanged for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. We also have the ability to borrow up to $15.0 million under our Credit Facility. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks.
The following summarizes our cash and cash equivalents balance and working capital as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$129,506	$149,117
Working capital	$148,305	$159,442
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
In May 2019, we entered into the Novartis CodeEvolver® Agreement with Novartis. The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. In the second quarter of 2020, we completed the second technology milestone transfer under the agreement and became eligible to receive a milestone payment of $4.0 million, which we subsequently received in July 2020. In the first quarter of 2021, we also received $3.4 million for partial completion of the third technology milestone. Additionally, we will receive an additional $1.6 million upon satisfactory completion of the third technology transfer milestone which occurred in July 2021. In consideration for the continued disclosure and license of improvements to our technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8 million in aggregate.
In October 2017, we entered into the Nestlé License Agreement with Nestlé Health Science. Pursuant to the Nestlé License Agreement, Nestlé Health Science paid us an upfront cash payment and milestone payments after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 and achievement of a formulation relating to CDX-6114. In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. Upon exercising its option, Nestlé Health Science made an option payment and assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study which was substantially completed in the fourth quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé License Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the mid-single digits to low double-digits, of net sales of Product.

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
Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the six months ended June 30, 2021, no shares were issued of our common stock pursuant to the EDA. As of June 30, 2021, $50.0 million of shares remained available under the EDA. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. For information, see Note 9, "Capital Stock" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Stock Offering
In December 2020, we completed an underwritten public offering of approximately 4,928,572 shares of our common stock, par value $0.0001 per share, at a public offering price of $17.50 per share. The net proceeds to us were approximately $80.8 million after deducting offering costs and the underwriting discounts and commissions and other offering expenses of $5.5 million.
Credit Facility
In June 30, 2017, we entered into the Credit Facility with Western Alliance Bank which consists of term debt for loans that allow us to borrow up to $10.0 million, and under a revolving facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. In September 2020, we entered into an Eighth Amendment to the Credit Facility whereby we may draw on the Term Debt and the Revolving Line of Credit at any time prior to October 1, 2021 and October 1, 2024, respectively, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. On October 1, 2024 loans drawn under the Term Debt mature and the Revolving Line of Credit terminate. No amounts were drawn under the credit facility as of June 30, 2021 and December 31, 2020. At June 30, 2021, we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of June 30, 2021, we had cash and cash equivalents of $129.5 million and $15.0 million available to borrow under our Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our Credit Facility.
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
Cash Flows
The following is a summary of cash flows for six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(14,735)	$(11,498)
Net cash used in investing activities	(4,945)	(2,490)
Net cash provided by (used in) financing activities	473	(903)
Net decrease in cash, cash equivalents and restricted cash	$(19,207)	$(14,891)

Cash Flows from Operating Activities
Cash used in operating activities was $14.7 million for the six months ended June 30, 2021, which resulted from a net loss of $13.3 million for the six months ended June 30, 2021 adjusted for non-cash charges for depreciation of $1.4 million, ROU lease asset amortization expense of $1.3 million, stock-based compensation of $5.5 million, partially offset by equity securities earned from research and development activities of $0.5 million. Additional cash used by changes in operating assets and liabilities was $8.8 million. Changes in operating assets and liabilities included a decrease of $1.3 million in other long-term liabilities, a decrease of $0.4 million in accrued compensation and other accrued liabilities and an increase of $7.5 million in financial assets, partially offset by an increase of $0.3 million in deferred revenue and increase of $0.4 million in accounts payable.
Cash used in operating activities was $11.5 million for the six months ended June 30, 2020, which resulted from a net loss of $14.0 million for the six months ended June 30, 2020 adjusted for non-cash charges for depreciation of $0.9 million, ROU lease asset amortization expense of $1.3 million and stock-based compensation of $4.1 million. Additional cash used by changes in operating assets and liabilities was $3.8 million. Changes in operating assets and liabilities included a $2.3 million decrease in unbilled receivables and a $5.0 million decrease in accounts receivables, partially offset by an increase of $3.0 million in deferred revenue and $1.9 million in accrued compensation and other accrued liabilities.
Cash Flows from Investing Activities
Cash used in investing activities was $4.9 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. Cash used in investing activities for the six months ended June 30, 2021 was primarily attributable to $4.3 million for purchases of property and equipment and $0.6 million for the purchase of 1,000,000 shares of MAI's Series A preferred stock.
Cash used in investing activities for the six months ended June 30, 2020 was primarily attributable to the purchase of 1,587,050 shares of MAI's Series A preferred stock for $1.0 million and $1.5 million for purchases of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities was $0.5 million for the six months ended June 30, 2021 primarily attributable to $1.7 million of proceeds from exercises of stock options, partially offset by $1.2 million for taxes paid related to net share settlement of equity awards.

Cash used in financing activities was $0.9 million for the six months ended June 30, 2020 and primarily attributable to taxes paid related to net share settlement of equity awards.
Material Cash Requirements
The following table summarizes material cash requirements related to minimum future payments under non-cancellable operating leases, exclusive of common area maintenance charges and real estate taxes, as of June 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease (1)	$29,198	$4,156	$9,179	$9,738	$6,125
Operating lease (2)	31,723	1,000	5,977	7,912	16,834
Total	$60,921	$5,156	$15,156	$17,650	$22,959
(1) In the first quarter of 2019, we have entered into an Eighth Amendment to the Lease with MetLife, extending the lease terms from May 2027 to May 2029 of our Redwood City, California facilities.
(2) In the first quarter of 2021, we entered into a ten-year lease with 2021 RE-San Francisco No. 63, LLC, for our San Carlos facilities.
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

Other Material Cash Requirements by Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$162
Development and manufacturing services agreements	September 2019	1,852
Total other commitments		$2,014
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
Critical Accounting Policies and Estimates
The preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and six months ended June 30, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

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
Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $129.5 million at June 30, 2021. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2021, the effect of a hypothetical 10% decrease in market interest rates would have an immaterial impact on a potential loss in future interest income and cash flows.
In June 2017, we entered into a Credit Facility with Western Alliance Bank consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Term loans made under the Term Debt bear interest at variable rate through maturity at the greater of (i) 3.75% or (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. No amounts were drawn under the Credit Facility as of June 30, 2021. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of June 30, 2021, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
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
Investment in Non-Marketable Debt and Equity Securities
We own investments in a non-marketable available-for-sale debt security and non-marketable equity securities without readily determinable fair values. To analyze the fair value measurement of these debt securities, we perform a qualitative analysis using significant unobservable inputs. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value estimate.
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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). During the three months ended June 30, 2021, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2020 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

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
10.1
Equity Distribution Agreement by and between the Company and Piper Sandler & Co. dated as of May 7, 2021 (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on May 7, 2021).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language ("iXBRL") includes: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

	*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	August 6, 2021	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	August 6, 2021	By:	/s/ Ross Taylor
Ross Taylor Senior Vice President and Chief Financial Officer (principal financial and accounting officer)