Form 10-Q
period 2021-09-30
CODEXIS, INC.
filed 2021-11-05
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021, there were 64,875,278 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$119,189	$149,117
Restricted cash, current	581	638
Investment in non-marketable debt security	—	1,000
Financial assets:
Accounts receivable	25,084	13,894
Contract assets	12,701	4,526
Unbilled receivables	10,760	10,942
Total financial assets	48,545	29,362
Less: allowances	(74)	(74)
Total financial assets, net	48,471	29,288
Inventories	1,084	964
Prepaid expenses and other current assets	4,787	3,416
Total current assets	174,112	184,423
Restricted cash	1,519	1,062
Investment in non-marketable equity securities	12,763	1,450
Right-of-use assets - Operating leases, net	19,478	21,382
Right-of-use assets - Finance leases, net	43	119
Property and equipment, net	16,124	9,675
Goodwill	3,241	3,241
Other non-current assets	271	294
Total assets	$227,551	$221,646
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,281	$2,970
Accrued compensation	9,041	7,288
Other accrued liabilities	15,927	10,272
Current portion of lease obligations - Operating leases	2,782	2,627
Deferred revenue	2,449	1,824
Total current liabilities	33,480	24,981
Deferred revenue, net of current portion	3,747	2,967
Long-term lease obligations - Operating leases	20,218	22,324
Other long-term liabilities	1,051	1,271
Total liabilities	58,496	51,543
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 64,833 and 64,283 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	546,557	536,516
Accumulated deficit	(377,508)	(366,419)
Total stockholders' equity	169,055	170,103
Total liabilities and stockholders' equity	$227,551	$221,646

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue	$28,731	$8,401	$53,674	$18,005
Research and development revenue	8,038	9,984	26,579	30,018
Total revenues	36,769	18,385	80,253	48,023
Costs and operating expenses:
Cost of product revenue	6,867	3,642	15,403	7,882
Research and development	15,165	12,010	39,562	33,830
Selling, general and administrative	13,407	8,797	37,600	26,307
Total costs and operating expenses	35,439	24,449	92,565	68,019
Income (loss) from operations	1,330	(6,064)	(12,312)	(19,996)
Interest income	41	39	424	362
Other income (expense), net	983	(50)	920	(125)
Income (loss) before income taxes	2,354	(6,075)	(10,968)	(19,759)
Provision for income taxes	110	19	121	331
Net income (loss)	$2,244	$(6,094)	$(11,089)	$(20,090)

Net income (loss) per share, basic	$0.03	$(0.10)	$(0.17)	$(0.34)
Net income (loss) per share, diluted	$0.03	$(0.10)	$(0.17)	$(0.34)

Weighted average common stock shares used in computing net income (loss) per share, basic	64,628	59,061	64,452	58,984
Weighted average common stock shares used in computing net income (loss) per share, diluted	67,741	59,061	64,452	58,984

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended September 30, 2021	Shares	Amount

Balance as of July 1, 2021	64,623	$6	$542,519	$(379,752)	$162,773
Exercise of stock options	210	—	1,022	—	1,022
Employee stock-based compensation	—	—	2,955	—	2,955
Non-employee stock-based compensation	—	—	61	—	61
Net income	—	—	—	2,244	2,244
Balance as of September 30, 2021	64,833	$6	$546,557	$(377,508)	$169,055

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three months ended September 30, 2020	Shares	Amount

Balance as of July 1, 2020	59,125	$6	$451,185	$(356,405)	$94,786
Exercise of stock options	55	—	342	—	342
Release of stock awards	70	—	—	—	—
Taxes paid related to net shares settlement of equity awards	(18)	—	(217)	—	(217)
Employee stock-based compensation	—	—	1,941	—	1,941
Non-employee stock-based compensation	—	—	43	—	43
Net loss	—	—	—	(6,094)	(6,094)
Balance as of September 30, 2020	59,232	$6	$453,294	$(362,499)	$90,801

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Nine months ended September 30, 2021	Shares	Amount

Balance as of January 1, 2021	64,283	$6	$536,516	$(366,419)	$170,103
Exercise of stock options	423	—	2,700	—	2,700
Release of stock awards	181	—	—	—	—
Taxes paid related to net shares settlement of equity awards	(54)	—	(1,206)	—	(1,206)
Employee stock-based compensation	—	—	8,360	—	8,360
Non-employee stock-based compensation	—	—	187	—	187
Net loss	—	—	—	(11,089)	(11,089)
Balance as of September 30, 2021	64,833	$6	$546,557	$(377,508)	$169,055

	Common Stock		Additional paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Nine months ended September 30, 2020	Shares	Amount

Balance as of January 1, 2020	58,877	$6	$447,920	$(342,409)	$105,517
Exercise of stock options	87	—	539	—	539
Release of stock awards	370	—		—	—
Taxes paid related to net shares settlement of equity awards	(102)	—	(1,257)	—	(1,257)
Employee stock-based compensation	—	—	6,045	—	6,045
Non-employee stock-based compensation	—	—	47	—	47
Net loss	—	—	—	(20,090)	(20,090)
Balance as of September 30, 2020	59,232	$6	$453,294	$(362,499)	$90,801

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(11,089)	$(20,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,143	1,403
Amortization expense - right-of-use assets - operating and finance leases	1,980	1,964
Stock-based compensation	8,547	6,092
Allowance for credit losses	—	40
Equity securities earned from research and development activities	(675)	—
Unrealized gain on non-marketable securities	(1,033)	—
Other non-cash items	(19)	—
Changes in operating assets and liabilities:
Financial assets, net	(19,633)	(6,482)
Inventories	(120)	(366)
Prepaid expenses and other assets	(1,195)	(1,105)
Accounts payable	575	(101)
Accrued compensation and other accrued liabilities	7,036	3,581
Other long-term liabilities	(2,324)	(1,920)
Deferred revenue	880	2,012
Net cash used in operating activities	(14,927)	(14,972)
Investing activities:
Purchase of property and equipment	(8,348)	(2,260)
Proceeds from sale of property and equipment	36	—
Investment in equity securities	(7,630)	(1,000)
Net cash used in investing activities	(15,942)	(3,260)
Financing activities:
Proceeds from exercises of stock options	2,700	539
Costs incurred in connection with equity financing	(153)	—
Payments of lease obligations - Finance leases	—	(60)
Taxes paid related to net share settlement of equity awards	(1,206)	(1,257)
Net cash provided by (used in) financing activities	1,341	(778)
Net decrease in cash, cash equivalents and restricted cash	(29,528)	(19,010)
Cash, cash equivalents and restricted cash at the beginning of the period	150,817	92,221
Cash, cash equivalents and restricted cash at the end of the period	$121,289	$73,211

Supplemental disclosure of cash flow information:
Interest paid	$6	$15
Income taxes paid	$101	$312
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,012	$289

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of September 30, 2021 and 2020 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$119,189	$71,516
Restricted cash, current and non-current	2,100	1,695
Total cash, cash equivalents and restricted cash	$121,289	$73,211

See accompanying notes to the unaudited condensed consolidated financial statements

Codexis Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
In these notes to the unaudited condensed consolidated financial statements, the “Company,” “we,” “us,” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
We discover, develop and sell enzymes and other proteins that deliver value to our clients in a growing set of industries to commercialize an increasing number of novel enzymes, both as proprietary Codexis products and in partnership with our customers.
We are a pioneer in harnessing computational technologies to drive biology advancements. Since 2002, we have made substantial investments in the development of our CodeEvolver® protein engineering technology platform. Our technology platform is powered by proprietary, artificial intelligence-based, computational algorithms that rapidly mine the structural and performance attributes of our large and continuously growing library of protein variants. These computational outputs enable increasingly reliable predictions for next generation protein variants to be engineered, enabling time- and cost-efficient delivery of the targeted performance enhancements. Additionally, our CodeEvolver® protein engineering technology platform integrates additional modular competencies, including robotic high-throughput screening and genomic sequencing, organic chemistry and bioprocess development which are all coordinated to rapidly innovate novel, fit-for-purpose products.
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
We have been using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both in partnership with customers and for our own proprietary Codexis drug candidates. Our first program was for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the “Nestlé License Agreement”) with Société des Produits Nestlé S.A., formerly known as Nestec Ltd. (“Nestlé Health Science”) to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114.

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
In June 2020, we entered into a Master Collaboration and Research Agreement (the “MAI Agreement”) with Molecular Assemblies, Inc ("MAI") pursuant to which we are leveraging our CodeEvolver® platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. Concurrently with the MAI Agreement, we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million and, in connection with the transaction, John Nicols, our President and Chief Executive Officer, joined MAI’s board of directors. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million. In September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million (see Note 11 "Related Party Transactions" for additional information).
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
In October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The Nestlé SCA was extended through December 2021. In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance into preclinical and early clinical studies a lead candidate targeting a gastrointestinal disorder, CDX-7108, discovered through the Nestlé SCA. During 2021, we, together with Nestlé Health Science, continued to advance CDX-7108 towards initiation of a Phase 1 clinical trial which commenced in October 2021. Additionally, the parties are progressing three programs under the Nestlé SCA targeting different gastrointestinal disorders.

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
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development ("R&D") services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the three and nine months ended September 30, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
In the U.S., the impact of COVID-19, including governmental orders ("Orders") governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities and disrupted our R&D operations in 2020. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April 2020 in accordance with these Orders. In May 2020, we initiated limited R&D operations and have ramped up operations such that we are currently utilizing our normal R&D capacity while following county, state and federal COVID-19 guidance for the protection of our employees. Additionally, we resumed manufacturing at our Redwood City pilot plant in May 2020.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 and 2020, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2020.

Certain prior year amounts have been reclassified in the Unaudited Condensed Statements of Cash Flows to conform to the 2021 presentation, however these reclassifications had no effect on the reported results of operations.
The Unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2021, results of our operations for the three and nine months ended September 30, 2021 and 2020, changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
The Unaudited Condensed Consolidated Financial Statements include the accounts of Codexis, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly assess these estimates which primarily affect revenue recognition, inventories, valuation of equity investments, goodwill arising out of business acquisitions, accrued liabilities, stock awards, and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, and may not be accurately predicted, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat COVID-19, as well as the economic impact on local, regional, national and international customers, markets and economies.
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
In May 2021, FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force. The standard establishes a principles-based framework in accounting for modifications of freestanding equity-classified written call options on the basis of the economic substance of the underlying transaction. The standard also requires incremental financial statement disclosures. The standard affects entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years with early adoption is permitted by applying the standard as of the beginning of the fiscal year that includes that interim period. The standard may be adopted prospectively for modifications or exchanges occurring on or after the effective date. We will evaluate modifications of equity-classified written call options to determine applicability of the standard on occurrence; however, we believe that the adoption of ASU 2021-04 will have no significant impact on our Unaudited Condensed Consolidated Financial Statements and related disclosures.

In August 2020, FASB issued ASU No. 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) No. 2020-06 August 2020 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce the complexity and to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years with early adoption permitted for fiscal years beginning December 15, 2020. The standard may be adopted on a modified retrospective or fully retrospective method of transition and on adoption, entities may irrevocably elect the fair value option in accordance with Subtopic 825-10, Financial Instruments—Overall, for any financial instrument that is a convertible security. We believe that the adoption of ASU 2020-06 will have no significant impact on our Unaudited Condensed Consolidated Financial Statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate are expected to be discontinued as a result of the Reference Rate Reform. The standard is effective for all entities and can be adopted no later than December 1, 2022, with early adoption permitted. The standard may be adopted on a prospective basis. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to elect optional expedients for contract modification; however, we believe that the adoption of ASU 2020-04 will have no significant impact on our Unaudited Condensed Consolidated Financial Statements and related disclosures.
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in herein, that are of significance or potential significance to us.

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
Segment information is as follows (in thousands):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$28,731	$—	$28,731	$8,401	$—	$8,401
Research and development revenue	3,853	4,185	8,038	4,604	5,380	9,984
Total revenues	$32,584	$4,185	$36,769	$13,005	$5,380	$18,385

Primary geographical markets:
Americas	$5,999	$1,817	$7,816	$3,209	$2,632	$5,841
EMEA	2,317	2,368	4,685	2,141	2,748	4,889
APAC	24,268	—	24,268	7,655	—	7,655
Total revenues	$32,584	$4,185	$36,769	$13,005	$5,380	$18,385

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$53,674	$—	$53,674	$18,005	$—	$18,005
Research and development revenue	14,723	11,856	26,579	13,380	16,638	30,018
Total revenues	$68,397	$11,856	$80,253	$31,385	$16,638	$48,023

Primary geographical markets:
Americas	$12,573	$6,015	$18,588	$7,381	$10,591	$17,972
EMEA	11,294	5,841	17,135	8,128	6,047	14,175
APAC	44,530	—	44,530	15,876	—	15,876
Total revenues	$68,397	$11,856	$80,253	$31,385	$16,638	$48,023
Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	September 30, 2021	December 31, 2020
Contract assets	$12,701	$4,526
Unbilled receivables	$10,760	$10,942
Contract costs	$70	$90
Contract liabilities: deferred revenue	$6,196	$4,791
We had no asset impairment charges related to financial assets in the three and nine months ended September 30, 2021 and 2020.
The increase in contract assets was primarily due to increase in product revenue from contracts subject to over time revenue recognition. The nominal decrease in unbilled receivables was primarily due to the timing of billings. The increase in deferred revenue was primarily due to cash advances received in excess of revenue recognized.
We recognized the following revenues (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Revenue recognized in the period for:	2021	2020	2021	2020
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$658	$708	$1,997	$58
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	1,521	233	5,848	854
Performance obligations satisfied from new activities in the period - contract revenue	34,590	17,444	72,408	47,111
Total revenues	$36,769	$18,385	$80,253	$48,023
Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2021.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of September 30, 2021 (in thousands):

	Remainder of 2021	2022	2023	2024 and Thereafter	Total
Product revenue	$5	$67	$67	$2,700	$2,839
Research and development revenue	1,106	1,705	546	—	3,357
Total revenues	$1,111	$1,772	$613	$2,700	$6,196
Note 4. Net Income (loss) per Share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding, less restricted stock awards (“RSAs”) subject to forfeiture. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock shares outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common stock shares had been issued for other dilutive securities.
Anti-Dilutive Securities
In periods of net loss, the weighted average number of shares outstanding, prior to the application of the treasury stock method, excludes potentially dilutive securities from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net income (loss) per share during the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$2,244	$(6,094)	$(11,089)	$(20,090)
Denominator:
Weighted average common stock shares used in computing net income (loss) per share, basic	64,628	59,061	64,452	58,984
Effect of dilutive shares	3,113	—	—	—
Weighted average common stock shares used in computing net income (loss) per share, diluted	67,741	59,061	64,452	58,984
Net income (loss) per share, basic	$0.03	$(0.10)	$(0.17)	$(0.34)
Net income (loss) per share, diluted	$0.03	$(0.10)	$(0.17)	$(0.34)

The following shares were not considered in the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Shares issuable under the Equity Incentive Plan	451	5,182	5,148	5,182
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
In November 2020, we purchased convertible subordinated notes issued by Arzeda Corp., an early-stage computational protein design company, for $1.0 million. The investment was classified as available-for-sale non-marketable interest-bearing debt securities with a carrying value of $1.0 million as of December 31, 2020. In July 2021, we converted the non-marketable debt security with a carrying value of $1.3 million into 207,070 shares of Series B-2 preferred stock of Arzeda Corp. In the three and nine months ended September 30, 2021, we recognized nil and $0.3 million, respectively, in interest income from amortization of debt discount and interest earned on our investment in this debt security, and nil and $10.5 thousand in other expense, respectively, in other income (expense), net, on the change in the fair value of an embedded bifurcated derivative. We recognized no unrealized or realized gains or losses during the three and nine months ended September 30, 2021. We recognized no interest income, other expenses, and unrealized or realized gains or losses during the three and nine months ended September 30, 2020.
There were no investments in non-marketable debt securities at September 30, 2021. As of December 31, 2020, the adjusted cost and carrying value and fair value of the non-marketable debt security is the following (in thousands):

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
We measured our equity investments in MAI and Arzeda Corp. based on the measurement alternative and adjusted the carrying values for observable price changes in orderly transactions for an identical or similar equity securities of the same issuer. We recognized a $0.7 million gain in other income (expense), net, on the change in the carrying value of our investment in MAI as a result of a recent round of financing. We recognized no unrealized or realized gain or losses during the three and nine months ended September 30, 2020. The carrying value of our investment in MAI was $11.5 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively. The carrying value of our investment in Arzeda Corp. was $1.3 million at September 30, 2021.
The following table presents balances of the carrying value of non-marketable equity securities (in thousands):

	September 30, 2021	December 31, 2020
Non-marketable equity securities	$12,763	$1,450
Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$95,089	$—	$—	$95,089

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$127,567	$—	$—	$127,567
Non-marketable debt security	—	—	1,000	1,000
Total	$127,567	$—	$1,000	$128,567
During the three and nine months ended September 30, 2021 and 2020, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.
Note 7. Balance Sheets Details
Cash Equivalents
Cash equivalents as of September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$95,089	$95,089	$127,567	$127,567

(1) Money market funds are classified in cash and cash equivalents on our consolidated balance sheets. Average Contractual Maturities (in days) is not applicable.
As of September 30, 2021, the total cash and cash equivalents balance of $119.2 million was comprised of money market funds of $95.1 million and cash of $24.1 million held with major financial institutions. As of December 31, 2020, the total cash and cash equivalents balance of $149.1 million was comprised of money market funds of $127.6 million and cash of $21.5 million held with major financial institutions.

Inventories
Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$49	$77
Work-in-process	77	82
Finished goods	958	805
Inventories	$1,084	$964
Inventories are recorded net of reserves of $1.5 million as of September 30, 2021 and December 31, 2020.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$29,103	$25,468
Leasehold improvements	10,785	10,785
Computer equipment and software	3,313	3,192
Office equipment and furniture	1,247	1,246
Construction in progress	6,678	2,357
Property and equipment	51,126	43,048
Less: accumulated depreciation and amortization	(35,002)	(33,373)
Property and equipment, net	$16,124	$9,675
Depreciation expense included in the Unaudited Condensed Consolidated Statements of Operations was follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Depreciation Expense	$768	$503	$2,143	$1,403
Goodwill
Goodwill had a carrying value of $3.2 million as of September 30, 2021 and December 31, 2020.

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued purchases	$9,050	$7,170
Accrued professional and outside service fees	5,936	2,589
Other	941	513
Total	$15,927	$10,272
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
The 2019 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-contingent restricted stock units ("PSUs"), performance-based options ("PBOs"), other stock or cash-based awards and dividend equivalents to eligible employees and consultants of the Company or any parent or subsidiary, as well as members of the Board.
The number of shares of our common stock available for issuance under the 2019 Plan is equal to the sum of (i) 7,897,144 shares, and (ii) any shares subject to awards granted under the 2010 Plan that were outstanding as of April 22, 2019 and thereafter terminate, expire, lapse or are forfeited provided that no more than 14,000,000 shares may be issued upon the exercise of incentive stock options (“ISOs”). In June 2019, 8.1 million shares authorized for issuance under the 2019 Plan were registered under the Securities Act of 1933, as amended (the “Securities Act”).
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
In the first quarter of 2021, we awarded PSUs ("2021 PSUs") and PBOs ("2021 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including corporate revenue, performance enzyme segment gross margin, major new biotherapeutics publicity events, strategic performance enzyme and biotherapeutics deliverables, safety, and technology and strategic plan development. As of September 30, 2021, we estimated that the 2021 PSUs and 2021 PBOs performance goals would be achieved at 146% and 73% of the target level, respectively, and recognized stock-based compensation expenses accordingly.
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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$652	$385	$1,726	$1,279
Selling, general and administrative	2,364	1,599	6,821	4,813
Total	$3,016	$1,984	$8,547	$6,092
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$693	$619	$2,040	$1,735
RSUs and RSAs	742	603	1,974	1,812
PSUs	640	295	1,683	922
PBOs	941	467	2,850	1,623
Total	$3,016	$1,984	$8,547	$6,092

As of September 30, 2021, unrecognized stock-based compensation expense, net of expected forfeitures, was $4.4 million related to unvested stock options, $4.0 million related to unvested RSUs and RSAs, $1.5 million related to unvested PSUs, and $2.6 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through the year of 2025.
Note 9. Capital Stock
Exercise of Options
For the nine months ended September 30, 2021 and 2020, we issued 422,964 and 87,240 shares, respectively, upon option exercises at a weighted-average exercise price of $6.45 and $6.17 per share, respectively, with net cash proceeds of $2.7 million and $0.5 million, respectively.
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
During the three and nine months ended September 30, 2021, no shares of our common stock were issued pursuant to the EDA. As of September 30, 2021, $50.0 million of shares remained available for sale under the EDA.
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
We are required to restore certain areas of the Redwood City facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.3 million as of September 30, 2021 and December 31, 2020, which are included in other long-term liabilities in the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and nine months ended September 30, 2021 and 2020.
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.0 million as of September 30, 2021 and December 31, 2020 and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.
We entered into a short-term office lease in San Carlos, California during the second quarter of 2021 and this lease will expire in April 2022. Our remaining future commitment pursuant to this lease is $0.1 million as of September 30, 2021.
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
Lease and other information
Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$26	$27	$79	$126
Interest on lease obligations	—	—	—	1
Finance lease costs	26	27	79	127
Operating lease cost	1,032	1,033	3,097	3,133
Short-term lease costs (1)	30	—	40	47
Sublease income	—	—	—	(55)
Total lease cost (2)	$1,088	$1,060	$3,216	$3,252
(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	5.9 years
Weighted-average discount rate	6.6%

	Nine months ended September 30,
Cash paid:	2021	2020
Operating cash flows from operating leases	$3,145	$1,795
Financing cash flows from finance leases	$—	$60

As of September 30, 2021, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2021 (remaining 3 months)	$1,052
2022	4,285
2023	4,589
2024	4,726
2025	4,868
2026 and thereafter	8,626
Total minimum lease payments	28,146
Less: imputed interest	5,146
Lease obligations	$23,000
Future Lease Commitment
In the first quarter of 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC (“ARE”) to lease a portion of a facility comprising approximately 36,593 rentable square feet in San Carlos, California to serve as additional office and research and development laboratory space (the “San Carlos Space”). We expect to commence occupancy of the San Carlos Space in December 2021, once tenant improvements are substantially completed by ARE in accordance with the construction plan. The budget provides a net tenant improvement allowance of $6.3 million and an additional allowance of up to $2.7 million, which we expect to use. ARE will have an enforceable right to payment by us in the form of equal monthly additional rent payments at a certain interest rate through the lease term for the additional allowance. The terms include an initial annualized base rent of $2.5 million, subject to scheduled 3% annual rent increases, an annualized additional allowance payment of $0.4 million, plus certain operating expenses. The lease has a 10-year term from the lease commencement date with one option to extend the term for an additional period of 5 years. We have provided ARE with a $0.5 million security deposit in the form of a letter of credit. We have the right to sublease the facility, subject to landlord consent. We determined that the lease commencement date is in December 2021, at which point we will record a right of use asset and a corresponding operating lease liability.
An estimated maturity analysis of the annual undiscounted cash flows of the lease is as follows (in thousands):

Years ending December 31,	Operating Leases
2021 (remaining 3 months)	$—
2022	2,463
2023	2,988
2024	3,066
2025	3,145
2026 and thereafter	20,061
Total minimum lease payments	$31,723
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

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$147
Development and manufacturing services agreements	September 2019	686
Total other commitments		$833
Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. As of September 30, 2021 and December 31, 2020, we have not drawn from the Credit Facility. We may draw on the Term Debt and the Revolving Line of Credit at any time prior to December 31, 2021 and October 1, 2024, respectively. On October 1, 2024 loans drawn under the Term Debt mature and the Revolving Line of Credit terminate. Loans made under the Term Debt bear interest through maturity equal to the greater of (i) 3.75% or (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenue levels and maintaining certain minimum cash levels with the lender. The Credit Facility's financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. As of September 30, 2021, we were in compliance with the covenants for the Credit Facility.
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
Note 11. Related Party Transactions
Molecular Assemblies, Inc.
In June 2020, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the transaction, John Nicols, our President and Chief Executive Officer, also joined MAI’s board of directors. Concurrently with our initial equity investment, we entered into the MAI Agreement with MAI, pursuant to which we are performing services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A preferred stock. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million. In September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million.

We recognized $0.2 million and $0.7 million in research and development revenue from transactions with MAI in the three and nine months ended September 30, 2021, respectively, and we recognized $0.5 million of revenue from research and development service transactions with MAI in the three and nine months ended September 30, 2020. We received 476,114 and 1,904,456 shares of MAI's Series A and B preferred stock from research and development services we provided to MAI in the three and nine months ended September 30, 2021, respectively, and 714,171 shares of MAI's Series A preferred stock from research and development services in the three and nine months ended September 30, 2020. As of September 30, 2021, we have 15,118,271 shares of MAI's Series A and B preferred stock that we have earned or purchased since executing the Stock Purchase Agreement with MAI. The carrying value of our investment in MAI Series A and B preferred stock was $11.5 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively. We had $0.5 million and nil in deferred revenue as of September 30, 2021 and December 31, 2020, respectively, and nil and $0.5 million in contract assets due from MAI for services rendered as of September 30, 2021 and December 31, 2020, respectively. Payment for the services rendered was received in the form of additional MAI Series A and Series B preferred stock.
AstraZeneca PLC
Pam P. Cheng, who served as a member of our board of directors until June 2020, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sold biocatalyst products to AstraZeneca PLC and its controlled purchasing agents and contract manufacturers. We recognized $0.1 million of revenue in 2020 through the date of Ms. Cheng's departure from our board of directors. As of December 31, 2020, we had no receivables from AstraZeneca PLC and its controlled purchasing agents and contract manufacturers.
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
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated income (loss) before income taxes (in thousands):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$28,731	$—	$28,731	$8,401	$—	$8,401
Research and development revenue	3,853	4,185	8,038	4,604	5,380	9,984
Total revenues	32,584	4,185	36,769	13,005	5,380	18,385
Costs and operating expenses:
Cost of product revenue	6,867	—	6,867	3,642	—	3,642
Research and development(1)	5,670	8,850	14,520	5,184	6,433	11,617
Selling, general and administrative(1)	3,306	831	4,137	2,675	515	3,190
Total segment costs and operating expenses	15,843	9,681	25,524	11,501	6,948	18,449
Income (loss) from operations	$16,741	$(5,496)	11,245	$1,504	$(1,568)	(64)
Corporate costs (2)			(8,097)			(5,483)
Unallocated depreciation and amortization			(794)			(528)
Income (loss) before income taxes			$2,354			$(6,075)

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$53,674	$—	$53,674	$18,005	$—	$18,005
Research and development revenue	14,723	11,856	26,579	13,380	16,638	30,018
Total revenues	68,397	11,856	80,253	31,385	16,638	48,023
Costs and operating expenses:
Cost of product revenue	15,403	—	15,403	7,882	—	7,882
Research and development(1)	17,172	20,649	37,821	15,877	16,848	32,725
Selling, general and administrative(1)	9,294	2,052	11,346	7,395	1,728	9,123
Total segment costs and operating expenses	41,869	22,701	64,570	31,154	18,576	49,730
Income (loss) from operations	$26,528	$(10,845)	15,683	$231	$(1,938)	(1,707)
Corporate costs (2)			(24,431)			(16,526)
Unallocated depreciation and amortization			(2,220)			(1,526)
Loss before income taxes			$(10,968)			$(19,759)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses, interest income, and other income (expense), net.

The following table provides stock-based compensation expense included in income (loss) from operations (in thousands):

	Three months ended September 30,
	2021				2020
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$1,228	$272	$1,516	$3,016	$839	$132	$1,013	$1,984

	Nine months ended September 30,
	2021				2020
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$3,337	$767	$4,443	$8,547	$2,335	$625	$3,132	$6,092

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Customer A	51%	*	29%	*
Customer B	*	13%	10%	*
Customer C	*	23%	12%	21%
Customer D	*	14%	*	22%
Customer E	*	15%	*	13%
Customer F	*	*	*	11%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	September 30, 2021	December 31, 2020
Customer A	34%	*
Customer C	11%	32%
Customer E	14%	13%
Customer F	*	25%
* Percentage was less than 10%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Americas	$7,816	$5,841	$18,588	$17,972
EMEA	4,685	4,889	17,135	14,175
APAC	24,268	7,655	44,530	15,876
Total revenues	$36,769	$18,385	$80,253	$48,023
Identifiable long-lived assets by location was as follows (in thousands):

	September 30, 2021	December 31, 2020
United States	$35,645	$31,176
Identifiable goodwill by reporting unit was as follows (in thousands):

	As of September 30, 2021 and December 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

Note 13. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	September 30, 2021	December 31, 2020
Allowance for credit losses	$74	$74
The following tables summarize accounts receivable by aging category (in thousands):

	September 30, 2021
	Current	31-60 Days	61-90 Days	91 Days and over	Total balance
Accounts receivable	$22,328	$1,869	$847	$40	$25,084

	December 31, 2020
	Current	31-60 Days	61-90 Days	91 Days and over	Total balance
Accounts receivable	$13,398	$489	$7	$—	$13,894

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In June 2020, we entered into the MAI Agreement with Molecular Assemblies, Inc. ("MAI") pursuant to which we are leveraging our CodeEvolver® platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. Concurrently with the MAI Agreement, we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million and, in connection with the transaction, John Nicols, our President and Chief Executive Officer, joined MAI’s board of directors. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million. In September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million. We anticipate completing an enzyme engineering project with MAI in the first quarter of 2022.
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

Novel Biotherapeutics
We are also targeting new opportunities in the pharmaceutical industry to discover, improve, and/or develop biotherapeutic drug candidates. We believe that our CodeEvolver® protein engineering platform technology can be used to discover novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability or immunogenicity. Our first lead program was for the potential treatment of PKU in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we announced a global development, option and license agreement with Nestlé Health Science to advance CDX-6114, our own novel orally administrable enzyme therapeutic candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114. During 2020, Nestlé Health Science completed a safety, tolerability and PK/PD study of CDX-6114 in PKU patients that demonstrated CDX-6114 was well tolerated at all doses tested. In addition, an increase in blood levels of cinnamic acid, a biomarker of enzyme activity, was observed which is consistent with the intended mode of action for CDX-6114.
In October 2017, we separately entered into the Nestlé SCA with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The Nestlé SCA was extended through December 2021. In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance into preclinical and early clinical studies a lead candidate targeting a gastrointestinal disorder, CDX-7108, discovered through the Nestlé SCA. During 2021, we, together with Nestlé Health Science, continued to advance CDX-7108 towards initiation of a Phase 1 clinical trial which commenced in October 2021. Additionally, the parties are progressing three programs under the Nestlé SCA targeting different gastrointestinal disorders.
In March 2020, we entered into the Takeda Agreement pursuant to which we are collaborating to research and develop protein sequences for use in gene therapy products for certain disease indications in accordance with the respective program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency. In March 2020, we received a one-time, non-refundable cash payment of $8.5 million. Of these programs, the Fabry disease program is the most advanced, with multiple sequences, including CDX-6311, having been provided to Takeda. In May 2021, Takeda elected to exercise their option to initiate an additional program for a certain undisclosed rare genetic disorder, as a result we received the option exercise fee during the third quarter of 2021.
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
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development (“R&D”) services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the three and nine months ended September 30, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
In the United States, the impact of COVID-19, including governmental orders (“Orders”) governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities and disrupted our

R&D operations. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April 2020 in accordance with these Orders. In May 2020, we re-initiated limited R&D operations and have ramped up operations such that we are currently utilizing our normal R&D capacity while following county, state and federal COVID-19 guidance for the protection of our employees. Additionally, we resumed manufacturing at our Redwood City pilot plant in May 2020.
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
Results of Operations Overview
Revenues were $36.8 million in the third quarter of 2021, a 100% increase from $18.4 million in the third quarter of 2020.
Product revenue, which consists primarily of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, was $28.7 million in the third quarter of 2021, an increase of 242% from $8.4 million in the third quarter of 2020. The increase in product revenue was primarily due to an increase in customer demand for branded pharmaceutical products. We expect the demand for our products for the rest of the year to be higher than the comparative periods in the prior year mainly due to overall higher demand for enzymes used in the manufacture of branded pharmaceutical products and a total of three large purchase orders from Pfizer, Inc. for an aggregate amount of $29.0 million of a proprietary high enzyme product that we received in June and August 2021, and that will continue to be recognized as revenue in subsequent periods.
Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $8.0 million in the third quarter of 2021, a 19% decrease compared with $10.0 million in the third quarter of 2020. The decrease in research and development revenue was primarily due to lower license fees from Takeda under the Takeda Agreement and lower revenue from Novartis under the Novartis CodeEvolver® Agreement being recognized this year compared to the same period in the prior year.
Our products’ profitability is affected by many factors including the margin of profit on the products we sell. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data is used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis. Product gross margins increased to 76% in the third quarter of 2021, compared to 57% in the third quarter of 2020, due to improved product mix resulting from an increase in customer demand for branded products.
Research and development expenses were $15.2 million in the third quarter of 2021, an increase of 26% from $12.0 million in the third quarter of 2020. The increase was primarily due to increases in costs associated with higher headcount, higher depreciation expense and higher lab supplies costs, partially offset by a reduction in costs associated with outside services related to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses and a decrease in allocable expenses. We expect research and development expenses for the rest of the year to be higher than the comparative periods in the prior year mainly due to increase in headcount as we continue our efforts on advancing our internal and collaborative programs.
Selling, general and administrative expenses were $13.4 million in the third quarter of 2021, an increase of 52%, compared to $8.8 million in the third quarter of 2020. The increase was primarily due to increases in expenses associated with a higher headcount, increase in legal expenses, and higher stock-based compensation expense, partially offset by lower travel and allocable expenses. We expect selling, general and administrative expenses for the rest of the year to be higher than the comparative periods in prior year mainly due to increase in headcount and higher operating costs as we invest more in our business.
We recognized $0.1 million in income tax expense in the third quarter of 2021 due to income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the United States and remitted to the United States. We recognized $19.0 thousand provision for income taxes for the third quarter 2020 due to the accrual of interest and penalties on historical uncertain tax positions

Net income was $2.2 million, or $0.03 per basic and diluted share in the third quarter of 2021 compared to a net loss of $6.1 million, or $0.10 per basic and diluted share for the third quarter of 2020. The increase in net income is primarily related to increase in product revenues and margins, which were partially offset by increases in operating expenses.
Cash and cash equivalents decreased to $119.2 million as of September 30, 2021 compared to $149.1 million as of December 31, 2020. In addition, net cash used in operating activities was $14.9 million in the nine months ended September 30, 2021 as compared to $15.0 million in the nine months ended September 30, 2020. We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement with Western Alliance Bank that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2021, we entered into the Ninth Amendment to the Credit Facility whereby we may draw on the term debt and the Revolving Line of Credit at any time prior to December 31, 2021 and October 1, 2024, respectively. Draws on the term debt are subject to customary conditions for funding including, among others, that no event of default exists. As of September 30, 2021, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Below is an overview of our results of operations by business segments:
Performance Enzymes
Revenues increased by $19.6 million, or 151%, to $32.6 million in the third quarter of 2021, compared to $13.0 million in the third quarter of 2020 primarily due to higher product revenue. The increase in product revenue of $20.3 million, or 242%, to $28.7 million in the third quarter of 2021, compared to $8.4 million in the third quarter of 2020 was primarily due to higher customer demand for enzymes for the manufacture of branded pharmaceuticals products. We expect the demand for our products for the rest of the year to be higher than the comparative periods in the prior year mainly due to overall higher demand for enzymes used in the manufacture of branded pharmaceutical products and a total of three large purchase orders from Pfizer, Inc. for an aggregate amount of $29.0 million of a proprietary high enzyme product that we received in June and August 2021 and that will continue to be recognized as revenue in subsequent periods.
The decrease in research and development revenue of $0.8 million, or 16%, to $3.9 million in the third quarter of 2021, compared to $4.6 million in third quarter of 2020 was primarily due to lower revenues from the Novartis CodeEvolver® Agreement as we completed the technology transfer to Novartis during the third quarter of 2021, but were partially offset by higher license fees from existing collaboration agreements.
Product gross margins were 76% in the third quarter of 2021, compared to 57% in the third quarter of 2020. The increase in product gross margins was primarily due to improved product mix due to higher demand for enzymes for the manufacture of branded pharmaceutical products.
Research and development expense increased by $0.5 million, or 9%, to $5.7 million for the third quarter of 2021, compared to $5.2 million in the third quarter of 2020. The increase was primarily due to an increase in costs associated with higher headcount, higher outside services expenses, and higher lab supplies, partially offset by lower allocable expenses.
Selling, general and administrative expense increased by $0.6 million, or 24%, to $3.3 million for the third quarter of 2021, compared to $2.7 million in the third quarter of 2020. The increase was primarily due to an increase in costs associated with higher headcount and allocable expenses, partially offset by lower outside services expenses.
We expect both research and development expenses and selling, general and administrative expenses for the rest of the year to be higher than the comparative periods in the prior year mainly due to increase in headcount as we invest more in our business.
Novel Biotherapeutics
Research and development revenues decreased by $1.2 million, to $4.2 million in the third quarter of 2021, compared to $5.4 million in the third quarter of 2020. The decrease in research and development revenue was primarily due to lower license and research and development fees from Takeda under the Takeda Agreement recognized this year compared to the prior year.
Research and development expense increased by $2.4 million, or 38%, to $8.9 million for the third quarter of 2021, compared to $6.4 million in the third quarter of 2020. The increase was primarily due to higher costs associated with higher headcount and allocable expenses, but offset by reduction in outside services related to CMC and regulatory expenses. We expect research and development expenses for the rest of the year to be higher than the comparative periods in prior year mainly due to increase in headcount as we continue our efforts on advancing our internal and collaborative programs.
Selling, general and administrative expense increased by $0.3 million, or 61%, to $0.8 million in the third quarter of 2021, compared to $0.5 million in the third quarter of 2020. The increase was primarily due to increase in costs associated with higher headcount and higher allocable expenses, partially offset by lower outside services expenses.
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement (“Sitagliptin Supply Agreement”) with Merck whereby Merck may obtain commercial scale enzyme for use in the manufacture of Januvia®, its product based on the active ingredient sitagliptin. In December 2015, Merck exercised its option under the terms of the Sitagliptin Catalyst Supply Agreement to extend the agreement for an additional five years through February 2022. In September 2021, the Sitagliptin Catalyst Supply Agreement was amended to extend the agreement through December 2026.
Effective as of January 2016, we and Merck amended the Sitagliptin Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin enzyme purchased by Merck.
We have determined that the variable pricing, which provides a discount based on the cumulative volume of sitagliptin enzyme purchased by Merck, provides Merck material rights and we are recognizing product revenues using the alternative method. Under the alternative method, we estimate the total expected consideration and allocate it proportionately with the expected sales.
Pursuant to the terms of the Sitagliptin Supply Agreement, Merck may purchase supply of sitagliptin enzyme from us for a fee based on contractually stated prices. We recognized revenue of $1.9 million and $7.3 million for the three and nine months ended September 30, 2021, respectively, compared to $3.2 million and $7.0 million for the three and nine months ended September 30, 2020, respectively, in product revenue under this contract. Revenues recognized by us under the Sitagliptin Supply Agreement comprised 5% and 9% for the three and nine months ended September 30, 2021, respectively, compared to 17% and 15% for the three and nine months ended September 30, 2020 of our total revenues.
As of September 30, 2021, we recorded revenue of $2.5 million from sitagliptin enzyme that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six month period following the end of the quarter. The contract asset balances were partially offset by contract liabilities as they are under the same contract.
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
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate, CDX-7108, targeting a gastrointestinal disorder discovered through our Nestlé SCA into preclinical and early clinical studies. During 2021, we, together with Nestlé Health Science, continued to advance CDX-7108 towards initiation of a Phase 1 clinical trial which commenced in October 2021. Additionally, the parties are progressing three programs under the Nestlé SCA targeting different gastrointestinal disorders

Under the Nestlé SCA and the development agreement, we recognized research and development fees of $2.4 million and $5.8 million for the three and nine months ended September 30, 2021, respectively, compared to $2.8 million and $6.1 million for the three and nine months ended September 30, 2020, respectively.
Platform Technology Transfer and License Agreement
In May 2019, we entered into the Novartis CodeEvolver® Agreement with Novartis. The Agreement allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. In July 2021, we announced the completion of the technology transfer period during which we transferred our proprietary CodeEvolver® protein engineering platform technology to Novartis (the “Technology Transfer Period”). As a part of this technology transfer, the Company provided to Novartis our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, teams of the Company and Novartis scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Novartis has now installed the CodeEvolver® protein engineering platform technology at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. In the second quarter of 2020, we completed the second technology milestone transfer under the agreement and became eligible to receive a milestone payment of $4.0 million, which we subsequently received in July 2020. We have also received $3.4 million in March 2021, for partial completion of the third technology milestone. Additionally, we will receive an additional payment of $1.6 million for completion of the third technology transfer milestone in July 2021, which brings the total cash payment for the third technology transfer milestone to $5.0 million as specified in the Novartis CodeEvolver® Agreement. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8.0 million in aggregate. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that began on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to the Company for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme. The usage payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme. These usage payments can begin in the clinical stage and will extend throughout the commercial life of each API. Revenue for the combined initial license and technology transfer performance obligation is being recognized using a single measure of progress that depicts our performance in transferring control of the services, which is based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete the performance obligation relating to the combined initial license and technology transfer. In July 2021, we completed the technology transfer to Novartis. Revenue allocated to improvements made during the Improvements Term will be recognized during the Improvement Term. We recognized $0.2 million and $1.4 million in research and development revenue for the three and nine months ended September 30, 2021, respectively, compared to $0.9 million and $4.1 million for the three and nine months ended September 30, 2020, respectively.
Strategic Collaboration and License Agreement
In March 2020, we entered into the Takeda Agreement with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda, under which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases. On execution of the Takeda Agreement, we received an upfront non-refundable cash payment of $8.5 million. Revenue relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. In May 2021, Takeda elected to exercise its option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result we received the option exercise fee during the third quarter of 2021.
Other potential payments from Takeda include (i) reimbursement of research and development fees and preclinical development milestones for the three initial programs of $15.4 million, in aggregate (ii) clinical development and commercialization-based milestones, per target gene, of up to $100.0 million, and (iii) tiered royalties based on net sales of applicable products at percentages ranging from the middle-single digits to low single-digits. We recognized research and development revenue related to the Takeda Agreement of $1.8 million and $6.0 million for the three and nine months ended September 30, 2021, respectively, compared to $2.6 million and $10.6 million for the three and nine months ended September 30, 2020, respectively.

Pfizer, Inc. purchase orders
In June 2021, we received a binding purchase order from Pfizer, Inc. for the sale and purchase of a quantity of proprietary enzyme product for $13.9 million. In August 2021, we had received two additional binding purchase orders from Pfizer for the sale and purchase of a quantity of the same enzyme product for an aggregate amount of approximately $15.0 million. The enzyme product is intended for use in the manufacture of Pfizer's clinical-stage COVID antiviral therapeutic candidate.
We recognized product revenue related to the three purchase orders from Pfizer of $18.9 million for the three and nine months ended September 30, 2021. As of September 30, 2021, we recorded revenue of $10.6 million from the sale of this enzyme product that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the three month period following the end of the quarter. As of September 30, 2021, we had $10.6 million in contract assets related to these purchase orders.
Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenues:
Product revenue	$28,731	$8,401	$20,330	242%	$53,674	$18,005	$35,669	198%
Research and development revenue	8,038	9,984	(1,946)	(19)%	26,579	30,018	(3,439)	(11)%
Total revenues	36,769	18,385	18,384	100%	80,253	48,023	32,230	67%
Costs and operating expenses:
Cost of product revenue	6,867	3,642	3,225	89%	15,403	7,882	7,521	95%
Research and development	15,165	12,010	3,155	26%	39,562	33,830	5,732	17%
Selling, general and administrative	13,407	8,797	4,610	52%	37,600	26,307	11,293	43%
Total costs and operating expenses	35,439	24,449	10,990	45%	92,565	68,019	24,546	36%
Income (loss) from operations	1,330	(6,064)	7,394	122%	(12,312)	(19,996)	7,684	(38)%
Interest income	41	39	2	5%	424	362	62	17%
Other income (expense), net	983	(50)	1,033	2,066%	920	(125)	1,045	836%
Income (loss) before income taxes	2,354	(6,075)	8,429	139%	(10,968)	(19,759)	8,791	(44)%
Provision for income taxes	110	19	91	479%	121	331	(210)	(63)%
Net income (loss)	$2,244	$(6,094)	$8,338	137%	$(11,089)	$(20,090)	$9,001	(45)%
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
Revenues are as follows (in thousands, except percentages):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Product revenue	$28,731	$8,401	$20,330	242%	$53,674	$18,005	$35,669	198%
Research and development revenue	8,038	9,984	(1,946)	(19)%	26,579	30,018	(3,439)	(11)%
Total revenues	$36,769	$18,385	$18,384	100%	$80,253	$48,023	$32,230	67%
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
Total revenues increased by $18.4 million and $32.2 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to higher product revenue but partially offset by lower research and development revenue for the three and nine month period.
Product revenue, increased by $20.3 million and $35.7 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to an increase in customer demand for branded pharmaceutical products. We expect the demand for our products for the rest of the year to be higher than the comparative periods in the prior year mainly due to overall higher demand for enzymes used in the manufacture of branded pharmaceutical products and a total of three large purchase orders from Pfizer, Inc. for an aggregate amount of $29.0 million of a proprietary high enzyme product that we received in June and August 2021 and that will continue to be recognized as revenue in subsequent periods.
Research and development revenue decreased by $1.9 million and $3.4 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to lower license and research and development fees from Takeda under the Takeda Agreement and lower revenues from the Novartis CodeEvolver® Agreement recognized this year compared to the prior year period, partially offset by higher license fees from other existing collaboration agreements.
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

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cost of product revenue	$6,867	$3,642	$3,225	89%	$15,403	$7,882	$7,521	95%
Research and development	15,165	12,010	3,155	26%	39,562	33,830	5,732	17%
Selling, general and administrative	13,407	8,797	4,610	52%	37,600	26,307	11,293	43%
Total costs and operating expenses	$35,439	$24,449	$10,990	45%	$92,565	$68,019	$24,546	36%
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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Product revenue	$28,731	$8,401	$20,330	242%	$53,674	$18,005	$35,669	198%
Cost of product revenue (1)	6,867	3,642	3,225	89%	15,403	7,882	7,521	95%
Product gross profit	$21,864	$4,759	$17,105	359%	$38,271	$10,123	$28,148	278%
Product gross margin (%) (2)	76%	57%			71%	56%
(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.

Cost of product revenue increased by $3.2 million in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, and increased by $7.5 million in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to a higher volume of product sales and variations in product mix. The product gross margin increased to 76% and 71% in the three and nine months ended September 30, 2021, respectively, compared to 57% and 56% in the three and nine months ended September 30, 2020, respectively, primarily due to the sale of higher margin branded products.
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
Research and development expenses increased by $3.2 million, or 26%, during the three months ended September 30, 2021, and by $5.7 million, or 17%, in the nine months ended September 30, 2021, compared to the same periods in 2020. The increase in research and development expenses was primarily due to an increase in costs associated with higher headcount, higher lab supplies, depreciation and other outside services, partially offset by a decrease in costs associated with outside services relating to CMC and regulatory expenses. We expect research and development expenses for the rest of the year to be higher than the comparative periods in the prior year mainly due to increase in headcount as we continue our efforts on advancing our internal and collaborative programs.
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
Selling, general and administrative expenses increased by $4.6 million, or 52%, in the three months ended September 30, 2021, and by $11.3 million, or 43%, in the nine months ended September 30, 2021 compared to the same periods in 2020. The increase was primarily due to an increase in costs associated with a higher headcount, increase in legal fees, and higher share-based compensation costs, partially offset by lower travel and allocable expenses. We expect selling, general and administrative expenses for the rest of the year to be higher than the comparative periods in the prior year mainly due to increase in headcount and higher operating costs as we invest more in our business.
Interest Income and Other Income (Expense), net (in thousands, except percentages):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest income	$41	$39	2	5%	$424	$362	62	17%
Other income (expense), net	983	(50)	1,033	2,066%	920	(125)	1,045	836%
Total other income (expense), net	$1,024	$(11)	$1,035	9,409%	$1,344	$237	$1,107	467%

Interest Income
Interest income increased by $2 thousand and $62 thousand in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to earned interest income and amortization of debt discount on a non-marketable debt security, partially offset by a reduction in interest income from lower average interest rates on lower average cash balances.
Other Income (Expense), net
Other income (expense), net, increased by $1.0 million in the three and nine months ended September 30, 2021 compared to the same periods in 2020, primarily due to gain from remeasurement on the carrying value of our investment in MAI, but partially offset by a prior year write-down of $0.4 million of our investment in CO2 Solutions and fluctuations in foreign currency.

Provision for Income Taxes (in thousands, except percentages):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Provision for income taxes	$110	$19	$91	479%	$121	$331	$(210)	(63)%
The provision for income taxes for the three and nine months ended September 30, 2021 and 2020 were primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the United States and remitted to the United States and the accrual of interest and penalties on historic uncertain tax positions.
Net Income (Loss)
Net income for the three months ended September 30, 2021 was $2.2 million, or $0.03 per basic and diluted share. This compared to a net loss of $6.1 million, or $0.10 per basic and diluted share for the three months ended September 30, 2020. Net loss for the nine months ended September 30, 2021 was $11.1 million, or $0.17 per basic and diluted share. This compared to a net loss of $20.1 million, or $0.34 per basic and diluted share for the nine months ended September 30, 2020. The achievement of net income in the three months ended September 30, 2021, and the decrease in net loss for the nine months ended September 30, 2021, was primarily related to an increase in product revenue with higher margins, partially offset by higher operating expenses and lower research and development revenues.
Results of Operations by Segment (in thousands, except percentages):
Revenues by segment

	Three months ended September 30,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$28,731	$—	$28,731	$8,401	$—	$8,401	$20,330	242%	$—	—%
Research and development revenue	3,853	4,185	8,038	4,604	5,380	9,984	(751)	(16)%	(1,195)	(22)%
Total revenues	$32,584	$4,185	$36,769	$13,005	$5,380	$18,385	$19,579	151%	$(1,195)	(22)%

	Nine months ended September 30,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$53,674	$—	$53,674	$18,005	$—	$18,005	$35,669	198%	$—	—%
Research and development revenue	14,723	11,856	26,579	13,380	16,638	30,018	1,343	10%	(4,782)	(29)%
Total revenues	$68,397	$11,856	$80,253	$31,385	$16,638	$48,023	$37,012	118%	$(4,782)	(29)%
Revenues from the Performance Enzymes segment increased by $19.6 million, or 151%, for the three months ended September 30, 2021, and by $37.0 million, or 118%, for the nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to higher product revenue. The increase in product revenue of $20.3 million, or 242%, in the three months ended September 30, 2021, and of $35.7 million, or 198%, in the nine months ended September 30, 2021, compared to the same periods in 2020, was primarily due to higher customer demand for enzymes for the manufacture of branded pharmaceuticals products. The decrease in research and development revenue of $0.8 million, or 16%, to $3.9 million in three months ended September 30, 2021, compared to $4.6 million in the three months ended September 30, 2020 was primarily due to lower revenue from the Novartis CodeEvolver® Agreement as we completed the technology transfer to Novartis during the third quarter of 2021. The increase in research and development revenue of $1.3 million, or 10%, to $14.7 million in the nine months ended September 30, 2021, compared to $13.4 million in the nine months ended September 30, 2020, was primarily due to higher license fees from existing collaboration agreements but partially offset by lower revenues from Novartis under the Novartis CodeEvolver® Agreement.
Revenues from the Novel Biotherapeutics segment decreased by $1.2 million, or 22%, for the three months ended September 30, 2021, and by $4.8 million, or 29%, for the nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to lower license and research and development fees from Takeda under the Takeda Agreement recognized this year compared to the prior year and a decrease in research and development revenue from Nestlé Health Science compared to last year.

Costs and operating expenses by segment

	Three months ended September 30,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$6,867	$—	$6,867	$3,642	$—	$3,642	$3,225	89%	$—	—%
Research and development (1)	5,670	8,850	14,520	5,184	6,433	11,617	486	9%	2,417	38%
Selling, general and administrative (1)	3,306	831	4,137	2,675	515	3,190	631	24%	316	61%
Total segment costs and operating expenses	$15,843	$9,681	25,524	$11,501	$6,948	18,449	$4,342	38%	$2,733	39%
Corporate costs (2)			9,121			5,472
Unallocated depreciation and amortization			794			528
Total costs and operating expenses			$35,439			$24,449

	Nine months ended September 30,						Change
	2021			2020			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$15,403	$—	$15,403	$7,882	$—	$7,882	$7,521	95%	$—	—%
Research and development (1)	17,172	20,649	37,821	15,877	16,848	32,725	1,295	8%	3,801	23%
Selling, general and administrative (1)	9,294	2,052	11,346	7,395	1,728	9,123	1,899	26%	324	19%
Total segment costs and operating expenses	$41,869	$22,701	64,570	$31,154	$18,576	49,730	$10,715	34%	$4,125	22%
Corporate costs (2)			25,775			16,763
Unallocated depreciation and amortization			2,220			1,526
Total costs and operating expenses			$92,565			$68,019

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses.
For a discussion of product cost of revenue, see "Results of Operations".
Research and development expense in the Performance Enzymes segment increased by $0.5 million, or 9%, in the three months ended September 30, 2021, and by $1.3 million, or 8% in the nine months ended September 30, 2021, as compared to the same periods in 2020. The increase was primarily due to an increase in costs associated with outside services, lab supplies and higher headcount, partially offset by lower allocable expenses.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.6 million, or 24%, in the three months ended September 30, 2021, and by $1.9 million, or 26%, in the nine months ended September 30, 2021, as compared to the same periods in 2020. The increase was primarily due to an increase in costs associated with higher headcount and higher allocable expenses, partially offset by lower outside services expenses.

Research and development expense in the Novel Biotherapeutics segment increased by $2.4 million, or 38%, in the three months ended September 30, 2021, and by $3.8 million, or 23%, in the nine months ended September 30, 2021, as compared to the same periods in 2020. The increase was primarily due to higher costs associated with higher headcount and allocable expenses but partially offset by reduction in costs associated with outside services relating to CMC and regulatory expenses.
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.3 million, or 61%, in the three months ended September 30, 2021, and by $0.3 million, or 19%, in the nine months ended September 30, 2021, as compared to the same periods in 2020. The increase was primarily due to increase in costs associated with higher headcount and higher allocable expenses, partially offset by lower outside services expenses.
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
The following summarizes our cash and cash equivalents balance and working capital as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$119,189	$149,117
Working capital	$140,632	$159,442
In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. In 2016, we completed the final phase in the transfer of CodeEvolver® technology to Merck under the Merck CodeEvolver® Agreement. We are eligible to receive payments of up to $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® technology. In addition, depending upon GSK's successful application of the licensed technology, we have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project.
In May 2019, we entered into the Novartis CodeEvolver® Agreement with Novartis. The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. In the second quarter of 2020, we completed the second technology milestone transfer under the agreement and became eligible to receive a milestone payment of $4.0 million, which we subsequently received in July 2020. In the first quarter of 2021, we also received $3.4 million for partial completion of the third technology milestone. Additionally, we will receive an additional $1.6 million for the completion of the third technology transfer milestone in July 2021. In consideration for the continued disclosure and license of improvements to our technology and materials during a multi-year period that begins on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments which amount to an additional $8 million in aggregate.
In October 2017, we entered into the Nestlé License Agreement with Nestlé Health Science. Pursuant to the Nestlé License Agreement, Nestlé Health Science paid us an upfront cash payment and milestone payments after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114 and achievement of a formulation relating to CDX-6114. In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. Upon exercising its option, Nestlé Health Science made an option payment and assumed all responsibilities for future clinical development and commercialization of CDX-6114, with the exception of the completion of an extension study which was substantially completed in the fourth quarter of 2019. Other potential payments from Nestlé Health Science to us under the Nestlé License Agreement include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the mid-single digits to low double-digits, of net sales of products containing CDX-6114.

We are actively collaborating with new and existing customers in the pharmaceutical and food industries. We believe that we can utilize our current products and services, and develop new products and services, to increase our revenues and gross margins in future periods.
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver® protein engineering technology platform and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by product sales and product gross margins, sales from licensing our technology to major pharmaceutical companies, and collaborative research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of products, collaborative research and development services, and licensing our technology to major pharmaceutical companies. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the agreement up to a maximum of $50 million of shares of our common stock. During the nine months ended September 30, 2021, no shares were issued of our common stock pursuant to the EDA. As of September 30, 2021, $50.0 million of shares remained available for sale under the EDA. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. For information, see Note 9, "Capital Stock" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Stock Offering
In December 2020, we completed an underwritten public offering of 4,928,572 shares of our common stock, par value $0.0001 per share, at a public offering price of $17.50 per share. The net proceeds to us were approximately $80.8 million after deducting offering costs and the underwriting discounts and commissions and other offering expenses of $5.5 million.
Credit Facility
In June 30, 2017, we entered into the Credit Facility with Western Alliance Bank which consists of term debt for loans that allow us to borrow up to $10.0 million, and under a revolving facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. In September 2021, we entered into the Ninth Amendment to the Credit Facility whereby we may draw on the Term Debt and the Revolving Line of Credit at any time prior to December 31, 2021 and October 1, 2024, respectively, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. On October 1, 2024, loans drawn under the Term Debt mature and the Revolving Line of Credit terminates. There were no amounts drawn under the credit facility as of September 30, 2021 and December 31, 2020. At September 30, 2021, we were in compliance with the covenants for the Credit Facility. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. For additional information about our contractual obligations, see Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As of September 30, 2021, we had cash and cash equivalents of $119.2 million and $15.0 million available to borrow under our Credit Facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our Credit Facility.
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
Cash Flows
The following is a summary of cash flows for nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(14,927)	$(14,972)
Net cash used in investing activities	(15,942)	(3,260)
Net cash provided by (used in) financing activities	1,341	(778)
Net decrease in cash, cash equivalents and restricted cash	$(29,528)	$(19,010)
Cash Flows from Operating Activities
Cash used in operating activities was $14.9 million for the nine months ended September 30, 2021, which resulted from a net loss of $11.1 million adjusted for non-cash charges for depreciation of $2.1 million, ROU lease asset amortization expense of $2.0 million, stock-based compensation of $8.5 million, partially offset by equity securities earned from research and development activities of $0.7 million and unrealized gain on non-marketable securities of $1.0 million. Additional cash used by changes in operating assets and liabilities was $14.8 million. Changes in operating assets and liabilities included a decrease of $2.3 million in other long-term liabilities, increase of $19.6 million in financial assets and increase of $1.2 million in prepaid expenses and other assets, partially offset by increase of $7.0 million in accrued compensation and other accrued liabilities, increase of $0.9 million in deferred revenue and increase of $0.6 million in accounts payable.
Cash used in operating activities was $15.0 million for the nine months ended September 30, 2020, which resulted from a net loss of $20.1 million adjusted for non-cash charges for depreciation of $1.4 million, ROU lease asset amortization expense of $2.0 million, stock-based compensation of $6.1 million and allowance of credit loss of $40 thousand. Additional cash used by changes in operating assets and liabilities was $4.3 million. Changes in operating assets and liabilities included an increase of $4.9 million in unbilled receivables, an increase of $1.6 million in accounts receivables, and a decrease of $1.9 million in other long-term liabilities partially offset by an increase of $3.6 million in accrued compensation and other accrued liabilities and an increase of $2.0 million in deferred revenue.
Cash Flows from Investing Activities
Cash used in investing activities was $15.9 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used in investing activities for the nine months ended September 30, 2021 was primarily attributable to $8.3 million for purchases of property and equipment and $7.6 million for the purchase of 1,000,000 shares of MAI's Series A preferred stock in April 2021 and 9,198,423 shares of MAI's Series B preferred stock in September 2021.
Cash used in investing activities of $3.3 million for the nine months ended September 30, 2020, was primarily attributable to $2.3 million for purchases of property and equipment and $1.0 million for the purchase of 1,587,050 shares of MAI's Series A preferred stock.

Cash Flows from Financing Activities
Cash provided by financing activities was $1.3 million for the nine months ended September 30, 2021 primarily attributable to $2.7 million of proceeds from exercises of stock options, partially offset by $1.2 million for taxes paid related to net share settlement of equity awards.
Cash used in financing activities was $0.8 million for the nine months ended September 30, 2020, which included $1.3 million for taxes paid related to net share settlement of equity awards offset by $0.5 million of proceeds from exercises of stock options.
Material Cash Requirements
The following table summarizes material cash requirements related to minimum future payments under non-cancellable operating leases, exclusive of common area maintenance charges and real estate taxes, as of September 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease (1)	$28,146	$4,220	$9,247	$9,810	$4,869
Operating lease (2)	31,723	1,726	6,015	7,974	16,008
Total	$59,869	$5,946	$15,262	$17,784	$20,877

(1) In the first quarter of 2019, we have entered into an Eighth Amendment to the Lease with MetLife, extending the lease terms from May 2027 to May 2029 of our Redwood City, California facilities.
(2) In the first quarter of 2021, we entered into a ten-year lease with ARE-San Francisco No. 63, LLC, for our San Carlos facilities.
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

Other Material Cash Requirements by Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$147
Development and manufacturing services agreements	September 2019	686
Total other commitments		$833
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
Critical Accounting Policies and Estimates
The preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2021, from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021.

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
Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $119.2 million at September 30, 2021. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2021, the effect of a hypothetical 10% decrease in market interest rates would have an immaterial impact on a potential loss in future interest income and cash flows.
In June 2017, we entered into a Credit Facility with Western Alliance Bank consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Term loans made under the Term Debt bear interest at variable rate through maturity at the greater of (i) 3.75% or (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. No amounts were drawn under the Credit Facility as of September 30, 2021. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of September 30, 2021, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
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
Investment in Non-Marketable Equity Securities
We own investments in non-marketable equity securities without readily determinable fair values. We may value these equity securities based on significant recent arms-length equity transactions with sophisticated non-strategic unrelated investors, providing the terms of these security transactions are substantially similar to the security transactions terms between the investors and us. The impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). Other than in respect of the additional risk factor included below, during the three months ended September 30, 2021, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2020 with respect to the Risk Factors. Investors should consider the Risk Factors, as well as the risk factor included below, prior to making an investment decision with respect to our stock.
A significant portion of our revenue growth in 2021 is as a result of purchase orders from Pfizer for use in the manufacture of its clinical-stage COVID antiviral therapeutic candidate, PF-07321332. If Pfizer discontinues the development of PF-07321332, our revenue will be materially and adversely affected.
In June and August 2021, we announced that we had received purchase orders of $13.9 million and approximately $15.0 million, respectively, from an undisclosed global pharmaceutical company for the sale and purchase of a proprietary Codexis enzyme product that is intended for use in the manufacture of a critical intermediate for its undisclosed active pharmaceutical ingredient in a therapeutic drug. In October 2021, we announced that these purchase orders, which aggregate to approximately $29 million, were received by us from Pfizer, Inc. and that the proprietary Codexis enzyme product is intended for use in the manufacture of PF-07321332, Pfizer’s clinical-stage COVID antiviral therapeutic candidate.

In the event that Pfizer discontinues the development of PF-07321332 and, as a result, no longer requires the use of our enzyme to manufacture PF-07321332, our revenue will be materially and adversely affected. We have no control over the development of PF-07321332 and no additional insight into the development of PF-07321332 other than that publicly reported by Pfizer, including the results of any preclinical studies or clinical trials or the timing of announcements related to such studies or trials. If Pfizer decides to discontinue the development of PF-07321332 for the prevention of COVID-19 infection or if Pfizer otherwise determines that the clinical or commercial profile of PF-07321332 doesn’t sufficiently warrant continued development, our future revenues may be materially and adversely impacted.

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

4.1		Reference is made to Exhibits 3.1 through 3.3.

10.1	*	Amendment No. 5 to Sitagliptin Supply Agreement, effective as of July 1, 2021, by and between Codexis, Inc. and Merck Sharp & Dohme Corp.

10.2		Ninth Amendment to Loan and Security Agreement, effective as of September 30, 2021, by and between Codexis, Inc. and Western Alliance Bank.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language ("iXBRL") includes: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

	*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	November 5, 2021	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	November 5, 2021	By:	/s/ Ross Taylor
Ross Taylor Senior Vice President and Chief Financial Officer (principal financial and accounting officer)