Form 10-K
period 2021-12-31
CODEXIS, INC.
filed 2022-02-28
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

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
The aggregate market value of voting and non-voting common stock held by non-affiliates of Codexis as of June 30, 2021 was approximately $737.5 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 24, 2022, there were 65,160,679 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Codexis, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2021

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
As evidence of our strategy to extend our technology beyond pharmaceutical manufacturing, we have also used the technology to develop biocatalysts and enzyme products for use in a broader set of industrial markets, including several large verticals, such as food, feed, consumer care and fine chemicals. In addition, we are using our technology to develop enzymes for various life science related applications, such as next generation sequencing (“NGS”), DNA and RNA synthesis and other molecular biology research applications. In December 2019, we entered into a license agreement to provide Roche Sequencing Solutions, Inc. ("Roche") with our first enzyme for this target market: the Company’s EvoT4™ DNA ligase. In June 2020, we entered into a co-marketing and enzyme supply collaboration agreement with Alphazyme LLC for the production and co-marketing of enzymes for life science applications including, initially, high-fidelity DNA polymerase, T7 RNA polymerase and reverse transcriptase enzymes. In June 2020, we also entered into a Master Collaboration and Research Agreement with Molecular Assemblies, Inc. ("MAI") (the “MAI Agreement”) pursuant to which we are leveraging our CodeEvolver® platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. We anticipate completing an enzyme engineering project with MAI in the first quarter of 2022.
We have been using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both in partnership with customers and for our own proprietary Codexis drug candidates. Our first program was for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the “Nestlé License Agreement”) with Societé des Produits Nestlé S.A., formerly known as Nestec Ltd. (“Nestlé Health Science”) to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. Also in October 2017, we entered into a strategic collaboration agreement with Nestle Health Science (“Nestlé SCA”) pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas.
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

In October 2017, we separately entered into the Nestlé SCA with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA has been extended through December 2022.

In January 2020, we and Nestlé Health Science entered into a development agreement pursuant to which we and Nestlé Health Science are collaborating to advance CDX-7108, a lead candidate targeting a gastrointestinal disorder, discovered through the Nestlé SCA, into preclinical and early clinical studies. During 2021, we, together with Nestlé Health Science, continued to advance CDX-7108 towards initiation of a Phase 1 clinical trial with the first subject being dosed in November 2021.
In March 2020, we entered into the Takeda Agreement with Takeda pursuant to which we are collaborating to research and develop protein sequences for use in gene therapy products for certain disease indications in accordance with the respective program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency. In March 2020, we received a one-time, non-refundable cash payment of $8.5 million. Of these programs, the Fabry disease program is the most advanced, with multiple sequences, including CDX-6311, which were provided to Takeda. We also provided sequences to Takeda for the Pompe program. In May 2021, Takeda elected to exercise their option to initiate an additional program for a certain undisclosed rare genetic disorder and we received the option exercise fee during the third quarter of 2021.
RECENT DEVELOPMENT - PFIZER (PAXLOVID™)
In the first and second quarters of 2021, we began to receive purchase orders from Pfizer, Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir. Pfizer markets, sells and distributes nirmatrelvir, in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product, which received emergency use authorization by the U.S. Food and Drug Administration (“FDA”) in late 2021 for the treatment of COVID-19 in humans.
In 2021, we recognized approximately $34.5 million in revenue from the sale of quantities of CDX-616 to Pfizer. In addition, as of December 31, 2021, we have received additional purchase orders from Pfizer for delivery of a significant quantity of CDX-616 in 2022. We have received and currently expect to receive additional purchase orders from Pfizer for significant quantities of CDX-616 during the course of 2022 for delivery in 2022 and 2023. As of December 31, 2021, we have not yet executed a long-term purchase and sale agreement with Pfizer for CDX-616; with or without a long-term purchase and sale agreement, we currently expect that future orders for quantities of CDX-616 by Pfizer will continue to be based on the needs of Pfizer for quantities of CDX-616 and there will be no minimum purchase obligation on the part of Pfizer.
BUSINESS UPDATE REGARDING COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and may not be accurately predicted, including the duration and severity of the pandemic, the prevalence of more contagious and or virulent variants such as the Delta and Omicron variants, and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
In the United States, the impact of COVID-19, including governmental orders (“Orders”) governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities in 2020 and disrupted our R&D operations. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April 2020 in accordance with these Orders. In May 2020, we re-initiated limited R&D operations and have ramped up operations such that we are currently utilizing our normal R&D capacity while following county, state and federal COVID-19 guidance for the protection of our employees. Additionally, we resumed manufacturing at our Redwood City pilot plant in May 2020.
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future research and development (“R&D”) services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on our revenue for the year ended December 31, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. The near-and-long term impact of COVID-19 to our financial condition, liquidity, or results of operations remains uncertain. Although some of the Orders that were enacted to control the spread of COVID-19 have begun to be scaled back and the vaccine rollout has expanded, surges in the spread of COVID-19 due to the emergence of new more contagious or virulent variants or the ineffectiveness of the vaccines against such strains, may result in the reimplementation of certain Orders, which could adversely impact our business. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations in the future is uncertain.
As a result of the COVID-19 pandemic we have received purchase orders from Pfizer for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir, used by Pfizer in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. These purchase orders have had a substantial impact on our revenue in 2021.
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
The pharmaceutical product lifecycle begins with the discovery of new chemical entities and continues through preclinical and clinical development, regulatory review and approval, commercial scale-up, product launch, and, ultimately, patent expiration and the transition from branded to generic products. As innovators develop, produce and then market products, manufacturing priorities and processes evolve. Historically, innovators have focused on production cost reduction in the later stages of clinical development and have been reluctant to make process changes after a product has been launched. However, as pressures to reduce costs have increased, innovators have pursued cost reduction measures much earlier in the pharmaceutical product lifecycle and are increasingly looking for opportunities to improve their operating margins, including making manufacturing process changes for marketed products after the products have been launched if these changes can result in significant cost reductions. As a result, innovators are investing in new technologies, including our CodeEvolver® protein engineering technology platform, to improve their manufacturing productivity and efficiency or outsourcing the manufacture of their intermediates and active pharmaceutical ingredients ("API").
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
Under the GSK CodeEvolver® Agreement, we licensed and transferred our certain patents, patent applications and know-how from our CodeEvolver® protein engineering technology platform to GSK, completing the transfer in April 2016. Under this agreement, we have the potential to receive contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. We are also eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using our CodeEvolver® protein engineering technology platform.
The term of the GSK CodeEvolver® Agreement continues, unless earlier terminated, until the expiration of all payment obligations under the GSK CodeEvolver® Agreement. GSK can terminate the GSK CodeEvolver® Agreement by providing 90 days written notice to us.
In 2019, we received a $2.0 million milestone payment on the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology. In 2021, we received two additional milestone payments from GSK under the GSK CodeEvolver® Agreement.
Merck
In August 2015, we entered into a CodeEvolver® Platform Technology Transfer and License Agreement (the “Merck CodeEvolver® Agreement”) with Merck. The Merck CodeEvolver® Agreement allows Merck to use our proprietary CodeEvolver® protein engineering platform technology in the field of human and animal healthcare.
Under the terms of the Merck CodeEvolver® Agreement, we granted to Merck an exclusive license under certain patents, patent applications and know-how from our CodeEvolver® protein engineering technology platform for the research, development and manufacture of novel enzymes for use by Merck in the chemical synthesis of therapeutic products owned or controlled by Merck ("Merck Exclusive Field") and a non-exclusive worldwide license to use the CodeEvolver® protein engineering technology platform to research, develop and manufacture novel enzymes for use by Merck in its internal research programs (“Merck Non-Exclusive Field”).
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
In September 2016, we completed the full transfer of the engineering platform technology. In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we amended certain licensing provisions and one exhibit. In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we installed certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation. We maintained those upgrades for a multi-year term that expired in January 2022.
Novartis
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis. The Novartis CodeEvolver® Agreement allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare.
Under the terms of the Novartis CodeEvolver® Agreement, Codexis granted to Novartis a worldwide license to use certain patents, patent applications and know-how from our CodeEvolver® protein engineering technology platform to research, develop and manufacture novel enzymes for use by or on behalf of Novartis as biocatalysts in the chemical synthesis of small molecule and bioconjugate active pharmaceutical ingredients (“API”). The license is exclusive for the research, development and manufacture of novel enzymes for use by Novartis as biocatalysts in the chemical synthesis of API owned or controlled by Novartis (“Novartis Exclusive Field”) and non-exclusive license for the research, development and manufacture of novel enzymes for use by Novartis in the chemical synthesis of API not owned or controlled by Novartis or any third party (“Novartis Non-Exclusive Field”).
In July 2021, we announced the completion of the technology transfer period during which we transferred our proprietary CodeEvolver® platform technology to Novartis (the “Technology Transfer Period”).
Pursuant to the Novartis CodeEvolver® Agreement, we received an upfront payment of $5.0 million shortly after the effective date. We completed the second technology milestone transfer under the agreement and received a milestone payment of $4.0 million in 2020. We have also received an aggregate of $5.0 million for the completion of the third technology transfer milestone in 2021.
In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay us annual payments over four years which amount to an additional $8.0 million in aggregate. We also have the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® platform technology during the period that began on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver ® -developed enzyme.
The licenses to Novartis are granted under patents, patent applications and know-how that Codexis owns or controls as of the effective date and that cover the CodeEvolver® platform technology. Any improvements to the CodeEvolver® platform technology during the Technology Transfer Period will also be included in the license grants from Codexis to Novartis.
See also "Recent Development - Pfizer (PAXLOVID™)" above for information on our relationship with Pfizer.
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
We approach biopharmaceutical companies to collaborate and utilize our platform technology for the discovery of specific novel biotherapeutic candidates. We currently have one such biotherapeutic discovery partnership in progress under the Nestlé SCA with Nestlé Health Science and another discovery partnership in progress under the Takeda Agreement with Takeda. We continue to pursue other partners who could benefit by the application of our CodeEvolver® protein engineering platform technology to improve the discovery and/or development of other biotherapeutics in partnership with us.
Biotherapeutic Product Discovery and Development
We are also using our platform technology to self-fund the development of our own early stage, novel enzyme therapeutic product candidates. The first product candidate that resulted from this is CDX-6114, an enzyme which we have engineered to be orally administered and is being developed by Nestlé Health Science as a potential treatment of PKU in humans. PKU is an inborn metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. As a result, phenylalanine accumulates to toxic levels in the brain, causing serious neurological problems including intellectual disability, seizures and cognitive and behavioral problems. To avoid toxic levels of phenylalanine in their blood, individuals with PKU must follow a strict, life-long diet that is low in phenylalanine and supplement their diet with a synthetic phenylalanine-free formula to provide them with sufficient nutrients. Maintaining a strict, life-long diet can be challenging for individuals with PKU. There are an estimated 50,000 people with PKU in the developed world.
Our self-funded biotherapeutic investments aim to discover therapeutic solutions for five additional rare disease conditions. Two of those programs are targeting potential enzyme substitution treatments for patients with inborn errors of amino acid metabolism diseases.
CDX-6512 is an orally administrable enzyme substitution therapy candidate in IND-enabling studies for potential treatment of homocystinuria (HCU). The U.S. Food and Drug Administration (FDA) has granted the company orphan drug designation (ODD) and rare pediatric disease (RPD) designation for CDX-6512 for the treatment of HCU, an inborn metabolic disorder most commonly due to cystathionine beta-synthase (CBS) deficiency. CBS is an enzyme involved in the metabolism of homocysteine, a methionine metabolite. As a result, methionine and/or homocysteine accumulate to toxic levels, that may lead to learning and intellectual disabilities, cardiovascular disease, osteoporosis, and stroke. To prevent blood levels of methionine and/or homocysteine to become toxic, individuals with HCU must follow a strict, life-long diet that is low in methionine and supplement their diet with a synthetic methionine-free formula to provide them with sufficient nutrients. Maintaining a strict, life-long diet can be challenging for individuals with HCU. World-wide about 1 in 150,000 people has HCU due to either a CBS or an MTHFR gene mutation. HCU is listed on the Recommended Uniform Screening Panel of disorders recommended by the Secretary of the Department of Health and Human Services for states to screen as part of their universal newborn screening programs.
CDX-6210 is an orally administrable enzyme substitution therapy lead for potential treatment of Maple Syrup Urine Disease (MSUD). MSUD is an inborn metabolic disorder in which the branched-chain keto acid dehydrogenase enzyme that is involved in the metabolism of branched-chain amino acids such as leucine, isoleucine, and valine, is deficient. As a result, these amino acids and their ketoacid metabolites accumulate to toxic levels, that can lead to intellectual and developmental disabilities. To prevent blood levels of these amino acids and their metabolites to become toxic, individuals with MSUD must follow a strict, life-long diet that is low in branched-chain amino acids and supplement their diet with a synthetic branched-chain amino acids-free formula to provide them with sufficient nutrients. Maintaining a strict, life-long diet can be challenging for individuals with MSUD. According to the Genetic and Rare Disease Information Center (GARD), about 1 in 150,000-185,000 people is born with MSUD. MSUD is listed on the Recommended Uniform Screening Panel of disorders recommended by the Secretary of the Department of Health and Human Services for states to screen as part of their universal newborn screening programs.
Our discovery program target a potential enzyme therapy for gluten management and potential treatments for patients with lysosomal storage diseases, via a specific novel transgene, or via a new AAV technology. We expect to continue to make additional investments with the aim of generating additional product candidates targeting these, and potentially other therapeutic areas.
Nestlé Health Science
In October 2017, we entered into the Nestlé License Agreement with Nestlé Health Science pursuant to which we granted to Nestlé Health Science, under certain of our patent rights and know-how: (i) an option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products (each, a “Product”) based on CDX-6114 and our other therapeutic enzyme product candidates covered by specified patent applications for the treatment of HPA (also referred to as PKU), and (ii) an exclusive right of first negotiation (the “Right of First Negotiation”) for a period of five years to obtain an exclusive worldwide license to develop and commercialize up to two enzymes discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. We are not under any obligation to undertake any research and development activities relating to inborn errors of amino acid metabolism. HPA is a medical condition characterized by elevated concentrations of the amino acid phenylalanine in the blood. PKU can result in severe HPA.
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
We are also eligible to receive payments from Nestlé Health Science under the Nestlé License Agreement that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the mid-single digits to low double-digits, of net sales of products.
In October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA has been extended through December 2022.

In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to advance CDX-7108 into preclinical and early clinical studies. CDX-7108 is the lead candidate targeting exocrine pancreatic insufficiency discovered under the Nestlé SCA. During 2021, we, together with Nestlé Health Science, continued to advance CDX-7108 towards initiation of a Phase 1 clinical trial with the first subject being dosed in November 2021. Additionally, the parties are progressing one orally administered enzyme therapy program under the Nestlé SCA targeting a gastrointestinal disorder.
Shire Human Genetic Therapies/Takeda Pharmaceutical
In March 2020, we entered into the Takeda Agreement with Takeda pursuant to which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases (each, a “Field”) in accordance with each applicable program plan (each, a “Program Plan”). On execution of the Takeda Agreement, we received an upfront nonrefundable cash payment of $8.5 million and we initiated activities under three Program Plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency, respectively (the “Initial Programs”). We are primarily responsible for the research and development of protein sequences under the Program Plans (the “Protein Sequences”) and we are eligible to earn up to $10.5 million of research and development fees and preclinical milestone payments for the Initial Programs. Takeda has the right, but not the obligation, to develop, manufacture and commercialize gene therapy products that include nucleic acid sequences that encode the protein sequences (“products”) at their expense. Takeda has the right to a certain number of additional disease indications (“Reserved Target Indications”) for a limited time period during which Takeda may initiate a Program Plan for one or more Reserved Target Indications (“Additional/Option Program,” with Initial Programs, the “Programs”), provided, (a) if Takeda elects to initiate an Additional/Option Program while the parties are collaborating on three other Programs at the time of such election, or (b) if Takeda elects to initiate an Additional/Option Program using the last remaining Reserved Target Indication, then Takeda must pay us an option exercise fee to initiate such Additional/Option Program. We will own all rights to the protein sequences and corresponding nucleic acid sequences and related intellectual property rights and Takeda will own all rights to products and related intellectual property rights. In May 2021, Takeda elected to exercise their option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result we received the option exercise fee during the third quarter of 2021. We are also eligible to receive up to $8.3 million of research and development fees and preclinical milestone payments for the fourth program under the Takeda Agreement.
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
The term of the Takeda Agreement begins on the effective date of the Takeda Agreement and continues on a product-by-product and country-by-country basis, until the expiration of Takeda’s obligation to pay royalties to the Company with respect to that product in that country. The Takeda Agreement expires in its entirety upon the expiration of Takeda’s obligation to pay royalties to the Company with respect to the products in all countries worldwide. Subject to the terms of the Takeda Agreement, and after the first anniversary of the Effective Date with respect to the Initial Programs or after the first anniversary of confirmation of the applicable Program Plan by the parties with respect to the Additional/Option Programs, Takeda may terminate a Program upon specified prior written notice to the Company. Subject to the terms of the Takeda Agreement, Takeda may terminate the Takeda Agreement, at will, on a product-by-product basis upon specified prior written notice to the Company and the Takeda Agreement in its entirety upon specified prior written notice to the Company. Subject to the terms of the Takeda Agreement, Takeda may terminate the Takeda Agreement on a product-by-product basis for safety reasons upon specified prior written notice to the Company. Either party may terminate the Takeda Agreement for an uncured material breach by the other party, or the other party’s insolvency or bankruptcy. Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) clinical development and commercialization-based milestones, per target gene, of up to $100.0 million and (ii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits.
Fine Chemicals and Industrial Enzyme Markets
Beyond the pharmaceutical industry, our CodeEvolver® protein engineering platform technology has enabled cost-savings for our partners in the fine chemicals markets, and the food industry in particular. In November 2016, we entered into an exclusive agreement with Tate & Lyle, a market-leading food ingredients company, to supply a proprietary enzyme for use in Tate & Lyle’s food ingredient production. In March 2017, we entered into a multi-year research and development agreement with Tate & Lyle for the development of a second ingredient for the food ingredient industry. We engineered a suite of enzymes that enable Tate & Lyle’s novel bioconversion route for the manufacture of their newly-launched zero-calorie TASTEVA® M Stevia sweetener. In July 2021, we entered into a multi-year supply agreement with Kalsec to supply an enzyme product for use in the production of Kalsec's newest natural hop acid.
We are seeking to expand our enzyme offerings in the fine chemical and industrial enzyme markets within and beyond the food industry, including, for example, to the animal feed, agricultural chemicals, consumer care, flavors and fragrances markets.
Molecular Biology and In Vitro Diagnostic Enzymes
We believe that our protein engineering capability can also be deployed to commercialize novel enzymes as improvements to enzymes consumed by customers in many industrial sectors. As our first effort in this strategy, we have developed enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. In December 2019, we entered into a license agreement to provide Roche with our EvoT4™ DNA ligase high-performance molecular diagnostic enzyme. This enzyme was developed using our proprietary CodeEvolver® protein engineering platform and is expected to be incorporated into Roche’s NGS library preparation kits and other sequencing products. During 2021, we commercialized three additional enzymes, our Codex® HiFi DNA Polymerase for use in next generation sequencing, our Codex® HiTemp Reverse Transcriptase for use in molecular diagnostic applications, and our Codex® HiCap RNA Polymerase for use in RNA synthesis applications.
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
As of December 31, 2021, we owned or controlled approximately 1,900 issued patents and pending patent applications in the United States and in various foreign jurisdictions, many of which are directed to our enabling technologies and specific methods and products that support our business in the pharmaceutical markets. In addition, our portfolio includes patents and pending patent applications that support our businesses in the biotherapeutics, molecular diagnostics, food and other markets. Our patents and pending patent applications, if issued, have terms that expire between 2022 and approximately 2042. Our United States ("U.S.") patents and pending patent applications directed to the CodeEvolver® proprietary enabling technology platform developed internally by us have terms that expire between 2029 and approximately 2034. It is possible that some U.S. patents may be entitled to patent term extensions and/or patent term adjustments, which would extend the protection beyond these expiration dates. It is also possible that some patents in other jurisdictions will be entitled to additional patent term. Our current intellectual property rights also include patents, trademarks, copyrights, software and certain assumed contracts that we acquired from Maxygen, Inc. (“Maxygen”) in October 2010, which are associated with directed evolution technology, known as the MolecularBreeding™ technology platform developed by Maxygen. The intellectual property rights and assets that we acquired from Maxygen continue to be subject to existing exclusive and non-exclusive license rights granted by Maxygen to third parties. We continue to file new patent applications, for which terms generally extend 20 years from the non-provisional filing date in the United States.
As of December 31, 2021, we owned 100 trademark registrations in the United States and foreign jurisdictions, as well as many common law trademarks. These include, but are not limited to: Codexis®, Codex®, CodeEvolver®, Mosaic®, Sage®, Microcyp®, MCYP®, ProSAR®, Unlock the Power of Proteins®, the Codexis Protein Engineering Experts® logo, Strategist™, Continuity®™, Ameli™, Forager®™, Analogene®™, Harvester®™, Atoms®™, Riptide®™, APS™ and a Codexis design mark (i.e., the stylized Codexis logo).
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
We also compete with companies developing and marketing conventional catalysts include Solvias AG, BASF, Johnson-Matthey and Takasago International Corporation.

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
Fine Chemicals
We face similar forms of competition in this market as in the small molecule pharmaceutical markets, with the exception that the risk of losing opportunities to larger competitors in fine chemicals is greater given the larger scale of opportunities available in the fine chemicals market compared to the pharmaceutical market. Our significant competitors in the fine chemicals markets include companies that have been in these marketplaces for many years, such as DuPont Industrial Biosciences ("DuPont Genencor"), DSM, Novozymes and A.B. Enzymes. These companies have greater resources in these markets than we do and have long-term supply arrangements already in place with customers. Our ability to compete in these markets may be limited by our relatively late entrance. We also face competition in both the fine chemicals and small molecule pharmaceutical markets from emerging companies, like Zymergen and Gingko Bioworks, who offer engineered microbe metabolic pathway approaches to these markets.
Core Technology
We are a leader in the field of protein engineering to create novel biocatalysts. Both our pharmaceuticals and fine chemicals businesses rely on our core technology. We are aware that other companies, organizations and persons have developed technologies that appear to have some similarities to our patented proprietary technologies. For example, we are aware that other companies, including Zymergen, Gingko Bioworks, Amyris, Absci and Amicus Therapeutics have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. In addition, academic institutions such as the California Institute of Technology, the Max Planck Institute and the Austrian Centre of Industrial Biotechnology are also working in this field. This field is highly competitive with companies and academic and research institutions actively seeking to develop technologies that could be competitive with our technologies.
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

OPERATIONS
Our corporate headquarters are located in Redwood City, California and provide general administrative support to our business and are the center of our research, development and business operations. We have limited internal manufacturing capacity at our headquarters in Redwood City. We expect to rely on third-party manufacturers for commercial production of our biocatalysts for the foreseeable future. Our in-house manufacturing is dedicated to producing both Codex® biocatalyst panels and kits and enzymes for use by our customers in pilot scale production. We also supply initial commercial quantities of biocatalysts for use by our collaborators to produce pharmaceutical intermediates and manufacture biocatalysts that we sell. In the first quarter of 2021, we entered into an arrangement to lease a facility in San Carlos, California to serve as an additional office and research and development laboratory space which we occupied beginning December 2021. Please see Note 15, “Segment, Geographical and Other Revenue Information” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for a description of our revenues and long-lived assets both within and outside of the United States, and with respect to the San Carlos facility, please see Note 13, “Commitments and Contingencies” in the Notes to our Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Our research and development operations include efforts directed towards engineering biocatalysts, bioprocess development, cellular engineering, biocatalyst screening, metabolites, strain improvement, fermentation development and process engineering. We conduct enzyme evolution, enzyme production development, microbial bioprocess development, cellular engineering, microbial evolution and process engineering evaluations and design primarily at our headquarters in Redwood City, California. Manufacturing of our enzymes is conducted primarily in four locations, at our in-house facility in Redwood City, California and at third-party contract manufacturing organizations, Lactosan GmbH & Co. KG (“Lactosan”) in Kapfenberg, Austria, ACS Dobfar S.p.A. ("ACSD") (formerly know as DPhar S.p.A.) in Anagni, Italy, and Alphazyme LLC ("Alphazyme") in Florida, United States. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing and a large percentage of our production of novel enzymes to contract manufacturing organizations.
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
•Phase 1 - Phase 1 clinical trials involve initial introduction of the investigational product into healthy human subjects or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•Phase 2 - Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosage and dosing schedule and to identify possible adverse side effects and safety risks.
•Phase 3 - Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.
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
On June 17, 2021, the U.S Supreme Court dismissed the most recent judicial challenge to the AC brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act ("CCPA"), the California Privacy Rights Act ("CPRA"), and the General data Protection Regulation ("GDPR"), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, were applicable, can result in the imposition of significant civil and /or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.
CUSTOMERS
We rely on a limited number of key customers for the majority of our revenues. Customers that provided 10% or more of our total revenues in any of the past three fiscal years consist of the following:

	Percentage of Total Revenues For the Years Ended December 31.
Customers:	2021	2020	2019
Customer A	33%	*	*
Customer B	11%	26%	28%
Customer C	*	19%	*
Customer D	*	11%	15%
Customer E	*	*	23%
* Percentage was less than 10%
HUMAN CAPITAL RESOURCES
As of December 31, 2021, we had 261 full-time employees and part-time employees worldwide. Of these employees, 159 were engaged in research and development, 37 were engaged in operations and quality control and 65 were engaged in selling, general and administrative activities. None of our employees is represented by a labor union. Supported by our annual employee survey, we believe our relationship with our employees to be generally good. Our scientists, bioinformatics experts and other professionals work collaboratively as interdisciplinary teams to unlock and advance technological innovation.

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
In 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees. These protocols include complying with social distancing and other health and safety standards as required by state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business including the practice of social distancing, wearing face coverings mandated by state and local regulations, and maintaining a quarantine for employees determined to be in close contact with a COVID-19 case. For example, we implemented day-time shift hours in our R&D and manufacturing at our Redwood City pilot plant to minimize the number of employees in close proximity to each other and we have significantly expanded the use of virtual interaction whenever possible in our business. For a detailed discussion of the impact of the COVID-19 pandemic on our human capital resources, see “Risk Factors" Item 1A of this Form 10-K.
We previously launched the Employee-Requested Work from Home Policy in late 2020. This policy establishes the process and criteria to enable Redwood City employees to request permission to work from home on a regular basis.
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
RISK FACTORS SUMMARY
The following is a summary of the principal factors that cause an investment in the company to be speculative or risky:
•A significant portion of revenue growth in 2021 is as a result of the receipt of purchase orders from Pfizer for CDX-616. Revenues in 2022 and in future years from our sales of CDX-616 to Pfizer are subject to a number of factors which are outside of our control and may not materialize.
•We do not have a long term sale and purchase agreement with Pfizer for CDX-616 and we currently expect that future orders for quantities of CDX-616 by Pfizer will continue to be based on the needs of Pfizer for quantities of CDX-616.
•We have a history of net losses and we may not achieve or maintain profitability.
•We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products.
•We are dependent on a limited number of customers, including Pfizer.
•The ongoing COVID-19 pandemic has adversely affected and may continue in the future to, directly or indirectly, adversely affect our business, results of operations and financial condition.
•Our product supply agreements with customers have finite duration and may not be extended or renewed.
•With respect to customers purchasing our products for the manufacture of API, the termination or expiration of such patent protection may materially and adversely affect our revenues, financial condition or results of operations.
•We are dependent on a limited number of contract manufacturers for large scale production of substantially all of our enzymes, including CDX-616.
•If we are unable to develop and commercialize new products for the target markets, our business and prospects will be harmed.
•Our biotherapeutic programs are early stage, highly regulated and expensive.
•If either Nestlé Health Science or Takeda terminate their development programs under their respective license agreements with us, any potential revenue from those license agreements will be significantly reduced or non-existent.
•Our efforts to deploy our technology platform in the fine chemicals market may fail.
•We may need additional capital in the future in order to expand our business.
•We have investments in non-marketable securities, which may subject us to significant impairment charges.
•Competitors and potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete.
•Ethical, legal and social concerns about genetically engineered products and processes could limit or prevent the use of our products, processes, and technologies and limit our revenues.
•If we engage in any acquisitions, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.
•We use hazardous materials in our business and we must comply with environmental laws and regulations.
•Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
•We or our customers may not be able to obtain regulatory approval for the use of our products in food and food ingredients, if required.
•Our ongoing efforts to deploy our technology in the life science tools market may fail.
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and we may be unable to obtain regulatory approval for our product candidates.

•Clinical trials are difficult to design and implement, expensive, time-consuming and involve an uncertain outcome.
•Results of preclinical studies and early clinical trials of product candidates may not be predictive of results of later studies or trials.
•Even if we obtain regulatory approval for any products that we develop alone or with collaborators, such products will remain subject to ongoing regulatory requirements.
•Our business operations and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
•The successful commercialization of product candidates developed by us or our partners will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies.
•Compliance with European Union chemical regulations could be costly and adversely affect our business and results of operations.
•We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies, which if not satisfactorily carried out or fail to meet expected deadlines, may have an adverse effect on our business and prospects.
•We contract with third parties for the manufacturing and supply of product candidates, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.
•Our efforts to prosecute and protect our intellectual property may not be successful.
•Our ability to compete may decline if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights.
•Third parties may claim that we are infringing their intellectual property rights or other proprietary rights, which may subject us to costly and time-consuming litigation.
•We may be involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.
•We may not be able to enforce our intellectual property rights throughout the world.
•If our biocatalysts are stolen, misappropriated or reverse engineered, others could use these biocatalysts to produce competing products.
•We are subject to anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law that could delay or prevent an acquisition of our company.
•Our quarterly or annual operating results may fluctuate in the future.
•We do not intend to pay cash dividends for the foreseeable future.
•If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.
•We face risks associated with our international business.
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
•Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
•Evolving expectations around ESG matters may expose us to reputational and other risks.

Risks Relating to Our Business and Strategy
A significant portion of our revenue growth in 2021 is as a result of the receipt of purchase orders from Pfizer for a proprietary enzyme product ("CDX-616") used by Pfizer in the manufacture of its active pharmaceutical ingredient nirmatrelvir for its COVID-19 antiviral therapeutic, PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets). Revenues in 2022 and in future years from our sales of CDX-616 to Pfizer are subject to a number of factors which are outside of our control and may not materialize.
Starting the first and second quarters of 2021, we began to receive purchase orders from Pfizer, Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir. Pfizer markets, sells and distributes nirmatrelvir, in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product, which received emergency use authorization (“EUA”) by the U.S. Food and Drug Administration (“FDA”) in late 2021 for the treatment of COVID-19 infections in humans.
In 2021, we recognized $34.5 million in revenue from the sale of quantities of CDX-616 to Pfizer. In addition, as of December 31, 2021, we have received additional purchase orders from Pfizer for delivery of a significant quantity of CDX-616 in 2022. We have received and currently expect to receive additional purchase orders from Pfizer for significant quantities of CDX-616 during the course of 2022 for delivery in 2022 and 2023.
Revenues in 2022 and in future years from our sales of CDX-616 to Pfizer and other potential customers (including sublicensees of Pfizer technology from The Medicines Patent Pool) are subject to a number of factors which are outside of our control, including, without limitation, the following, all of which could reduce or eliminate our sales of CDX-616, and therefore materially and adversely affect our business, results of operations and financial condition:
•Pfizer has no future binding commitment to purchase any particular quantity or quantities of CDX-616 from us, and we are dependent upon Pfizer continuing to place orders with us (whether on a spot basis or under a long term agreement, when and if executed) for their requirements, if any, for CDX-616;
•to our knowledge, sublicensees of Pfizer technology from The Medicines Patent Pool (MPP) have no obligation to purchase CDX-616 from us under their sublicenses with MPP;
•the EUA granted by the FDA for the use of PAXLOVID™ for the treatment of COVID-19 infections in humans could be withdrawn at any time;
•future vaccine development and usage and the development and usage of other new therapies for the treatment or elimination of COVID-19 may eliminate or reduce demand for PAXLOVID™;
•new variants of COVID-19 may emerge which PAXLOVID™ is not effective in treating;
•Pfizer may not ultimately receive full marketing authorization for PAXLOVID™ from the FDA and other international regulatory authorities;
•Pfizer could reformulate or make changes in the manufacturing process for nirmatrelvir which would eliminate or reduce demand for the use of CDX-616 in its manufacture;
•sublicensees of Pfizer technology for the manufacture, sale and distribution of PAXLOVID™ from the MPP may not utilize CDX-616 in the manufacture of nirmatrelvir;
•national and regional governmental authorities (including those of the United States government) may mandate that raw materials and intermediates used in the manufacture of PAXLOVID™ to be marketed, sold and distributed within the borders of that country be domestically produced, which could eliminate or reduce demand for the use of CDX-616 in such country; and
•we may be unable (because of lack of available manufacturing capacity at our contract manufacturers, supply chain disruptions or an inability to obtain applicable regulatory approvals) to manufacture the quantities of CDX-616 that Pfizer may desire to purchase from us.

We do not have a long term sale and purchase agreement with Pfizer for CDX-616. \Whether or not a long term-purchase and sale agreement is executed, we currently expect that future orders for quantities of CDX-616 by Pfizer will continue to be based on the needs of Pfizer for quantities of CDX-616 and there will be no minimum purchase obligation on the part of Pfizer. If Pfizer ceases to issue or delays the issuance of orders for CDX-616, our results of operations and financial condition will be materially and adversely affected.
As of December 31, 2021, we have not yet executed a long term sale and purchase agreement with Pfizer for CDX-616. All of the orders for CDX-616 that we have received from Pfizer to date have been in the form of purchase orders for individual deliveries of quantities of CDX-616 at mutually agreed upon pricing. Whether or not a long term purchase and sale agreement is executed, we currently expect that future orders for quantities of CDX-616 by Pfizer will continue to be based on the then current needs of Pfizer for quantities of CDX-616 and there will be no minimum purchase obligation on the part of Pfizer. If Pfizer's demand for CDX-616 declines or is eliminated, and Pfizer ceases to issue or delays the issuance of orders for CDX-616, our results of operations and financial condition will be materially and adversely affected.
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $21.3 million in 2021, $24.0 million in 2020 and $11.9 million in 2019. As of December 31, 2021 and 2020, we had an accumulated deficit of $387.7 million and $366.4 million, respectively. If we are unable to expand our business, through new or expanded collaborations, development of new products or services, or increased sales of existing products and services, our net losses may increase and we may never achieve profitability. In addition, some of our collaboration agreements, including our collaboration with Nestlé Health Science and Takeda, and our performance enzyme agreements, including the agreements with GSK, Merck and Novartis, provide for milestone payments, usage payments, and/or future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional proprietary performance enzymes and/or biotherapeutic products. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability, and could lead to disagreements with our current or former collaborators.
Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. For example, we have ongoing collaborations and agreements with GSK, Merck, Novartis, Nestlé Health Science and Takeda that are important to our business and financial results. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform its obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, disagreements with a collaborator could develop, and any conflict with a collaborator could lead to litigation and could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, especially if they occur in our collaborations with GSK, Merck, Novartis, Nestlé Health Science or Takeda, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products or grow our business or generate sufficient revenues to support our operations, we may not receive contemplated milestone payments and royalties under the collaboration, and we may be involved in litigation. Our collaboration opportunities could be harmed and our financial condition and results of operations could be negatively affected if:
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
We are dependent on a limited number of customers, including Pfizer.
Our current revenues are derived from a limited number of key customers. For the years ended December 31, 2021 and 2020, customers that each individually contributed 10% or more of our total revenue accounted for 44% and 56% of our total revenues in 2021 and 2020, respectively. In particular, in 2021 Pfizer accounted for $34.5 million, or approximately 33%, of our total revenue. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
The ongoing COVID-19 pandemic has adversely affected and may continue in the future to, directly or indirectly, adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic has had, and continues to have, a significant impact globally, prompting governments and businesses to take unprecedented measures in response. In the United States, the COVID-19 pandemic has and may continue in the future to, directly or indirectly, adversely affect our business, results of operations and financial condition, including as a result of compliance with governmental orders governing the operation of businesses during the pandemic, the temporary closure of our Redwood City, California facilities from mid-March 2020 through the end of April 2020 and disruption of our research and development operations.
The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of disruptions in the supply chains for our products and product candidates; disruptions in access by patients to therapies for which our products are components of the supply chain; delays in the performance of research and development ("R&D") service work, and delays in current and future clinical trials that we or our collaboration partners may conduct. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of product candidates for which our products are components of the supply chain. To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide, however there can be no guarantee this will continue. Furthermore, our ability to provide future R&D services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on our revenue for the year ended December 31, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
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
While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations, employees, customers, suppliers or our collaboration partners, the continued spread of COVID-19 and the prevalence of more contagious and or virulent variants such as the Delta and Omicron variants, measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, results of operations and financial condition.

Our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.

Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. Any such termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the year ended December 31, 2021, we derived a majority of our product revenue from these product supply agreements.
With respect to customers purchasing our products for the manufacture of active pharmaceutical ingredients ("API") for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition or results of operations.
With respect to customers purchasing our products for the manufacture of API, or lead to the manufacture of API, for which exclusivity due to patent protection has or is about to expire, we can expect that the quantity of our products sold to such customers for such products may decline as generic competition for the API increases. While we anticipate that we may, in some cases, also be able to sell products to these generic competitors for the manufacture of these APIs, or lead to the manufacture of these APIs, the overall effect on our revenues, financial condition and results of operations could be materially adverse.
We are dependent on a limited number of contract manufacturers for large scale production of substantially all of our enzymes, including CDX-616. We are working to qualify new contract manufacturers to produce certain of our enzymes, including CDX-616, however those efforts may not be successful and therefore we may experience limitations on our ability to supply our enzymes to customers.
Manufacturing of our enzymes is conducted primarily in four locations: our in-house facility in Redwood City, California, and at three third-party contract manufacturing organizations, Lactosan GmbH & Co. KG (“Lactosan”), in Kapfenberg, Austria, ACS Dobfar S.p.A. (“ACSD”) (formerly known as DPhar S.p.A.), in Anagni, Italy, and Alphazyme LLC in Florida, United States. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals business.
Accordingly, we face risks of difficulties with, and interruptions in, performance by third party manufacturers, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. Enzyme manufacturing capacity limitations at our third party manufacturers and manufacturing delays could negatively affect our business, reputation, results of operations and financial condition. The failure of any contract manufacturer to supply us our required volumes of enzyme on a timely basis, or to manufacture our enzymes in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand, would adversely affect our ability to sell pharmaceutical and fine and complex chemicals products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. We may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, and could cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.
We currently have supply agreements in place with Lactosan, ACSD, and Alphazyme. In the absence of a supply agreement, a contract manufacturer will be under no obligation to manufacture our enzymes and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our product sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing facility, it could take two years or longer before our facility is able to produce commercial volumes of our enzymes. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our collaborators or customers and could negatively affect our revenues or operating results.
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
Our biotherapeutic programs are early stage, highly regulated and expensive. Our ability to obtain additional development partners or additional funding for the programs, to advance our product candidates to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
We are developing and have developed novel biotherapeutic candidates, including CDX-6114, the novel oral enzyme product candidate for the treatment of PKU that we licensed to Nestlé Health Science. We are also developing protein sequences for use in gene therapy products for Fabry Disease, Pompe Disease, an undisclosed blood factor deficiency and a certain undisclosed rare genetic disorder for Takeda. The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results. In addition, drug development is highly regulated and requires areas of expertise and capital resources we do not currently possess. In order to market a biologic product in the United States, we or our collaborators must undergo the following process required by the FDA:
•completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with GLP requirements;
•submission to the FDA of an IND, which must become effective before human clinical studies may begin in the United States;
•approval by an independent IRB representing each clinical site before the clinical study may be initiated at the site;
•performance of adequate and well-controlled human clinical studies (generally divided into three phases) in accordance with GCP requirements to establish the safety, purity and potency (or efficacy) of the product candidate for each proposed indication;
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
Our efforts to advance our biotherapeutic candidates that we develop are subject to numerous risks, including the following:
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and the results are inherently unpredictable. If we are ultimately unable to obtain regulatory approval for biotherapeutic product candidates, our business will be harmed. To obtain regulatory approval to market any product candidate, preclinical studies and costly and lengthy clinical trials are required, and the results of the studies and trials are highly uncertain. A failure of one or more preclinical or clinical trials can occur at any stage, and many companies that have believed their drug candidates performed satisfactorily in preclinical and clinical testing have nonetheless failed to obtain marketing approval of their product candidates.
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
•We have limited experience in drug development or regulatory matters related to drug development. As a result, we rely or will rely on third parties to conduct our preclinical and clinical studies, assist us with drug manufacturing and formulation and perform other tasks for us. If these third parties do not successfully carry out their responsibilities or comply with regulatory requirements, we may receive lower quality products or services, suffer reputational harm and not be able to obtain regulatory approval for product candidates.
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
Under the Nestlé License Agreement, we are eligible to receive payments from Nestlé Health Science that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the mid-single digits to low double-digits, of net sales of product. Under the Takeda Agreement, we are eligible to earn potential payments that include (i) reimbursement of research and development fees and preclinical development milestone payments for the three initial programs of $10.5 million, in aggregate, and $8.3 million for the fourth program, (ii) clinical development and commercialization-based milestone, per target gene, of up to $100.0 million, and (iii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits. While we have received milestone payments under the Nestlé License Agreement to date there is no guarantee that we will receive further milestone payments under the Nestlé Agreement or Takeda Agreement in the future.
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
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our performance enzyme business, our spending to develop and commercialize new and existing products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including opportunities in the fine chemicals markets, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
We have investments in non-marketable securities, which may subject us to significant impairment charges.
We have investments in illiquid non-marketable equity securities acquired in private transactions. At December 31, 2021, 5.7% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Because over 5% of our total assets consisted of non-marketable investment securities, any future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.
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
Our primary competitors in the performance enzymes for pharmaceutical products are companies marketing either conventional, non-enzymatic processes or biocatalytic enzymes to manufacturers of pharmaceutical intermediates and APIs, and also existing in-house technologies (both biocatalysts and conventional catalysts) within our client and potential client companies. The principal methods of competition and competitive differentiation in this market are price, product quality and performance, including manufacturing yield, safety and environmental benefits, and speed of delivery of product. Pharmaceutical manufacturers that use biocatalytic processes can face increased competition from manufacturers that use more conventional processes and/or manufacturers that are based in regions (such as India and China) with lower regulatory, safety and environmental costs.
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

Risks Related to Government Regulation and Clinical Product Development
We or our customers may not be able to obtain regulatory approval for the use of our products in food and food ingredients, if required, and, even if approvals are obtained, complying on an ongoing basis with the numerous regulatory requirements applicable to these products will be time-consuming and costly.
The products that we develop for our food and food ingredient customers are, and any other products that we may develop for the food and food ingredients market will likely be, subject to regulation by various government agencies, including the FDA, state and local agencies and similar agencies outside the United States, as well as religious compliance certifying organizations. Food ingredients are regulated by the FDA either as food additives or as substances generally recognized as safe (“GRAS”). A substance can be listed or affirmed as GRAS by the FDA or self-affirmed by its manufacturer upon determination that independent qualified experts would generally agree that the substance is GRAS for a particular use. While we generally self-affirm GRAS status for the ingredients used in the products that we develop for the food market, our customer(s) may be required to submit a GRAS notification to FDA to establish that ingredients in a final commercial product may be considered GRAS. There can be no assurance that our customer(s) will not receive any objections from the FDA with respect to any GRAS notification our customer(s) may submit. If the FDA were to disagree with our customer’s determination that their commercial product and/or its ingredients are GRAS or otherwise compliant, the FDA could ask such customer to voluntarily withdraw the final commercial product from the market or could initiate legal action to halt its sale. Such actions by the FDA could have an adverse effect on our business, financial condition, and results of our operations. Food ingredients that are not GRAS are regulated as food additives and require FDA approval prior to commercialization or must be the subject of an existing food additive regulation. The food additive petition process for ingredients that are not already authorized by regulation is generally expensive and time consuming, with approval, if secured, potentially taking years.
Our ongoing efforts to deploy our technology in the life science tools markets may fail.
We have recently begun to use our CodeEvolver® protein engineering technology platform to develop new products for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. while we have entered into some license agreements for products in this market, we do not know if we can successfully compete in this new market. This new market is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships. In December 2019, we licensed our first proprietary enzyme for this market, EvoT4™ DNA ligase, which is designed to improve library preparation for NGS users, to Roche. This enzyme, and any products that we may develop in the future for this market, may not succeed in displacing current products. If we succeed in commercializing new products for this market, we may not generate significant revenues and cash flows from these activities. The failure to successfully deploy products on timely basis in this space may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
We and any collaborators are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. To date, neither we nor our collaborators have submitted a BLA to FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We and any collaborators must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals. Our product candidates could fail to receive regulatory approval for many reasons, including the following:
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
•reaching an agreement on acceptable terms with prospective contract research organizations ("CROs"), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
•suspensions or terminations by IRBs of the institutions at which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including those described above;
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
•the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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
Risks Related to our Dependence on Third Parties
We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
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
Risks Related to Intellectual Property and Information Technology
Our efforts to prosecute and protect our intellectual property may not be successful.
We will continue to file and prosecute patent applications and maintain trade secrets in an ongoing effort to protect our intellectual property. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications or other inventions we seek to protect. We sometimes permit certain patents or patent applications to lapse or go abandoned under appropriate circumstances. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected, and we subsequently abandon them. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to conduct business. In addition, any patent issued to us or to our licensor may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity, or terminate the license agreement.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property for our technologies, services and products in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technologies used in or relating to our services, products and processes. As such, as of December 31, 2021, we owned or controlled approximately 1,900 issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our patents and patent applications, if issued, as of December 31, 2021, have terms that expire between 2022 and approximately 2042. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technologies and to the methods and products that support our business in the biotherapeutics, molecular diagnostics, food and other markets. We intend to continue to apply for patents relating to our technologies, methods, services and products as we deem appropriate.
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
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we have in the past filed, and may in the future be required to file, infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that the intellectual property that we own or in-license is not valid, is unenforceable and/or is not infringed. In addition, in legal proceedings against a third party to enforce a patent directed at one of our technologies, services or products, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a patent validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office (“USPTO”) or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product. Such a loss of patent protection would have a material adverse impact on our business.
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

•our dependence on a limited number of customers, including Pfizer;
•our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products;
•with respect to customers purchasing our products for the manufacture of active pharmaceutical products (API) for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition or results of operations;
•our dependence on a limited number of products in our performance enzymes business;
•our reliance on a limited number of contract manufacturers for large scale production of substantially all of our enzyme products;
•our ability to develop and successfully commercialize new products for the markets we serve;
•our ability to obtain additional development partners for our novel biotherapeutic programs;
•potential of Nestlé Health Science or Takeda terminating any development program under their license agreements with us;
•potential of GSK, Merck, Novartis or any other performance enzyme customer terminating their agreements with us;
•our ability to deploy our technology platform in the fine chemicals market;
•the success of our customers’ products in the market and the ability of such customers to obtain regulatory approvals for products and processes;
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
We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
General Risk Factors
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

Our business may require us to use and store personal information of our customers, employees, and business partners. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. However, these security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” emails and phone calls attempting to induce them to divulge passwords and other sensitive information.

In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to employees and other individuals, our confidential or proprietary information or confidential information we hold on behalf of third parties. We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. Our remediation efforts may not be successful. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have programs in place to detect, contain, and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, vendors, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development of our products could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations and financial condition.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to state, federal and foreign laws, regulations, decisions, and directives governing the privacy, security, collection, storage, transmission, use, processing, retention and disclosure of personal information. Any failure or perceived failure by us to comply with applicable laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA went into effect on January 1, 2020 , and introduces new compliance burdens on organizations doing business in California that collect personal information about California residents. It creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These developments increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR imposes stringent requirements for controllers and processors of personal data and increases our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, and imposing additional obligations when we contract with third-party processors in connection with the processing of personal data. The GDPR provides that EEA member states may make their own additional laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR can result in fines of up to the greater of €20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. If we are required to comply with the new data protection rules imposed by GDPR, such compliance may be onerous and adversely affect our business, financial condition, and results of operations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (or up to £17.5 million for UK) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business or our reputation with customers. For example, some countries have adopted laws mandating that certain personal information regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit Personal Information processing to within individual countries could increase our operating costs significantly. Any failure, or perceived failure, by us to comply with federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation and a loss of customers, any of which could have an adverse effect on our business.

Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, may expose us to reputational and other risks.

Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.

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
In January 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC (“ARE”) to lease a portion of a facility comprising approximately 36,593 rentable square feet at 825 Industrial Road, San Carlos, California to serve as additional office and research and development laboratory space (the “San Carlos Space”). In December 2021, we commenced occupancy of the San Carlos Space. The lease term for the San Carlos Space is through the end of November 2031. We have one (1) option to extend the term of the lease for the San Carlos Space for five (5) years.
In May 2021, we entered into a short-term office lease with The Inside Source, Inc., to sublease approximately 3,313 square feet of office space in a building located at 985 Industrial Blvd.. San Carlos, California. This lease will expire in April 2022.
We believe that the facilities that we currently lease in Redwood City and San Carlos, California are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any material pending litigation or other material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the Nasdaq Global Select Market (“Nasdaq”), under the symbol “CDXS.”
As of February 24, 2022, there were approximately 129 stockholders of record. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference from the information that will be set forth in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2022 (the “2022 Proxy Statement”) under the heading “Executive Compensation—Equity Compensation Plan Information.”
Stock Price Performance Graph
The following tabular information and graph compare our total common stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period December 31, 2016 through December 31, 2021. The figures represented below assume an investment of $100 in our common stock at the closing price on December 31, 2016 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2016 and the reinvestment of dividends into shares of common stock. The comparisons in the table and graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. The tabular information and graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

		December 31,
$100 investment in stock or index	Ticker	2016	2017	2018	2019	2020	2021
Codexis, Inc.	CDXS	$100.00	$181.52	$363.04	$347.61	$474.57	$679.78
Nasdaq Composite Total Return	XCMP	$100.00	$129.63	$125.95	$172.17	$249.51	$304.84
Nasdaq Biotechnology (Total Return) Index	XNBI	$100.00	$121.64	$110.86	$138.69	$175.33	$175.37

Comparison of Cumulative Total Return Among Codexis, Nasdaq Composite Index and Nasdaq Biotechnology Index

$800
$600
$400
$200
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Codexis (CDXS)
Nasdaq Composite Total Return (XCMP)
Nasdaq Biotechnology (Total Return) Index (XNBI)

Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.
ITEM 6. [RESERVED]

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

Approximately six years ago, we began using the CodeEvolver® protein engineering technology platform to develop early stage, novel biotherapeutic product candidates, both in partnership with customers and for our own proprietary Codexis drug candidates. Our first program was for the potential treatment of phenylketonuria ("PKU") in humans. PKU is an inherited metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. In October 2017, we entered into a Global Development, Option and License Agreement (the “Nestlé License Agreement”) with Societé des Produits Nestlé S.A., formerly known as Nestec Ltd. (“Nestlé Health Science") to advance CDX-6114, our enzyme biotherapeutic product candidate for the potential treatment of PKU. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive license to develop and commercialize CDX-6114. Also in October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® platform technology to develop other novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. In March 2020, we entered into a Strategic Collaboration and License Agreement (“Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), for the research and development of novel gene therapies for certain disease indications, including the treatment of lysosomal storage disorders and a blood factor deficiency.
See Note 5, "Collaborative Arrangements" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for further information.
Recent Development - Pfizer (PAXLOVID™)

In the first and second quarters of 2021, we began to receive purchase orders from Pfizer, Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir. Pfizer markets, sells and distributes nirmatrelvir, in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product, which received emergency use authorization by the U.S. Food and Drug Administration (“FDA”) in late 2021 for the treatment of COVID-19 in humans.

In 2021, we recognized approximately $34.5 million in revenue from the sale of quantities of CDX-616 to Pfizer. In addition, as of December 31, 2021, we have received additional purchase orders from Pfizer for delivery of a significant quantity of CDX-616 in 2022. We have received and currently expect to receive additional purchase orders from Pfizer for significant quantities of CDX-616 during the course of 2022 for delivery in 2022 and 2023. As of December 31, 2021, we have not yet executed a long-term purchase and sale agreement with Pfizer for CDX-616; with or without a long-term purchase and sale agreement, we currently expect that future orders for quantities of CDX-616 by Pfizer will continue to be based on the needs of Pfizer for quantities of CDX-616 and there will be no minimum purchase obligation on the part of Pfizer.
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

Business Update Regarding COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and may not be accurately predicted, including the duration and severity of the pandemic, the prevalence of more contagious and or virulent variants such as the Delta and Omicron variants, and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
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
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide, however, there can be no guarantee this will continue. Furthermore, our ability to provide future R&D services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the year ended December 31, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
As a result of the COVID-19 pandemic we have received purchase orders from Pfizer for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir, used by Pfizer in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. These purchase orders have had substantial impact on our revenue in 2021.
For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Annual Report on Form 10-K.
Recent Investing and Financing Activities
In June 2020, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the transaction, John Nicols, our President and Chief Executive Officer, also joined MAI’s board of directors. Concurrently with our initial equity investment, we entered into the MAI Agreement pursuant to which we are performing services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A preferred stock. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million. In September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million. As of December 31, 2021, we have 16,705,320 shares of MAI's Series A and B preferred stock that we have earned or purchased since executing the Stock Purchase Agreement with MAI.
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
In December 2020, we completed an underwritten public offering of 4,928,572 shares of our common stock, par value $0.0001 per share, at a public offering price of $17.50 per share. The net proceeds to us were approximately $80.8 million after deducting offering costs, underwriting discounts and commissions and other offering expenses of $5.5 million.

In May 2021, we filed a Registration Statement on Form S-3 with the SEC, that automatically became effective upon its filing, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2021, no shares of our common stock were issued pursuant to the EDA.
Results of Operations Overview
Revenues were $104.8 million in 2021, a 52% increase from $69.1 million in 2020. Product revenue, which consists primarily of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, was $70.7 million in 2021, an increase of 134% compared with $30.2 million in 2020. The increase in product revenue was primarily due to $34.5 million in revenue from Pfizer related to the purchase of our performance enzyme products and an increase in demand for enzymes used in the manufacture of branded pharmaceutical products.
Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $34.1 million in 2021, a 12% decrease compared with $38.8 million in 2020. The decrease in research and development revenue was primarily due to lower license fees from Takeda under the Takeda Agreement and lower revenues from Novartis under the Novartis CodeEvolver® Agreement recognized this year compared to the prior year, partially offset by higher license fees from other existing collaboration agreements.
Our products’ profitability is affected by many factors including the mix of products we sell. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data is used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis. Product gross margins increased to 69% in 2021, compared to 55% in 2020 due to improved product mix resulting from sales to Pfizer and an increase in customer demand for branded pharmaceutical products.
Research and development expenses were $55.9 million in 2021, an increase of 26% from $44.2 million in 2020. The increase was primarily due to an increase in costs associated with higher headcount, higher lab supplies, higher depreciation and other outside services, partially offset by a decrease in costs associated with outside services relating to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses.

Selling, general and administrative expenses were $49.3 million in 2021, an increase of 41% compared to $35.0 million in 2020. The increase was primarily due to an increase in costs associated with a higher headcount, increase in legal fees, higher stock-based compensation costs, higher outside and temporary services, partially offset by lower allocable expenses.
Net loss was $21.3 million, or a net loss of $0.33 per share, in 2021 compared to a net loss of $24.0 million, or a net loss of $0.40 per share, in 2020. The decrease in net loss was primarily related to an increase in product revenue with higher margins, partially offset by higher operating expenses and lower research and development revenues.
Cash and cash equivalents decreased to $116.8 million as of December 31, 2021 compared to $149.1 million as of December 31, 2020. In addition, net cash used in operations was $14.3 million in 2021, as compared to net cash used in operations of $16.5 million in 2020. We believe that based on our current level of operations, our existing cash and cash equivalents will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months.
In June 2017, we entered into a loan and security agreement with Western Alliance Bank that allowed us to borrow up to $10.0 million under a term loan, and allow us to borrow up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the “Credit Facility”). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. In September 2021, we entered into the Ninth Amendment to the Credit Facility whereby we may draw on the term debt and the Revolving Line of Credit at any time prior to December 31, 2021 and October 1, 2024, respectively. Draws on the term debt are subject to customary conditions for funding. Our ability to take draws on the term debt expired on December 31, 2021. As of December 31, 2021, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 13, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Results of Operations
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,			% of Total Revenues
	2021	2020	2019	2021	2020	2019
Revenues:
Product revenue	$70,657	$30,220	$29,465	67%	44%	43%
Research and development revenue	34,097	38,836	38,993	33%	56%	57%
Total revenues	104,754	69,056	68,458	100%	100%	100%
Costs and operating expenses:
Cost of product revenue	22,209	13,742	15,632	21%	20%	23%
Research and development	55,919	44,185	33,873	53%	64%	49%
Selling, general and administrative	49,323	35,049	31,502	47%	51%	46%
Total costs and operating expenses	127,451	92,976	81,007	121%	135%	118%
Loss from operations	(22,697)	(23,920)	(12,549)	(21)%	(35)%	(18)%
Interest income	459	405	1,287	—%	1%	2%
Other income (expense), net	1,148	(156)	(656)	1%	—%	(1)%
Loss before income taxes	(21,090)	(23,671)	(11,918)	(20)%	(34)%	(17)%
Provision for income taxes	189	339	17	—%	—%	—%
Net loss	$(21,279)	$(24,010)	$(11,935)	(20)%	(34)%	(17)%
Revenues
Our revenues consist of product revenue and research and development revenue as follows:
•Product revenue consist of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits.
•Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
Revenues are as follows (in thousands, except percentages):

				Change
	Year Ended December 31,			2021		2020
	2021	2020	2019	$	%	$	%
Product revenue	$70,657	$30,220	$29,465	$40,437	134%	$755	3%
Research and development revenue	34,097	38,836	38,993	(4,739)	(12)%	(157)	—%
Total revenues	$104,754	$69,056	$68,458	$35,698	52%	$598	1%

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
We accept purchase orders for deliveries covering periods from one day up to 14 months from the date on which the order is placed. However, some of our purchase orders can be revised or cancelled by the customer without penalty. Considering these industry practices and our experience, we do not believe the total of customer purchase orders outstanding (backlog) provides meaningful information that can be relied on to predict actual sales for future periods.
2021 compared to 2020
Total revenues increased by $35.7 million in 2021 to $104.8 million, as compared to 2020. The increase was driven by growth in product revenue of $40.4 million, or 134%, but partially offset by a decrease in research and development revenue of $4.7 million, or 12%.
Product revenues, which consist primarily of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, were $70.7 million in 2021, an increase of 134% compared with $30.2 million in 2020. The increase in product revenue was primarily due to $34.5 million in revenue from Pfizer and an increase in demand for enzymes used in the manufacture of branded pharmaceutical products.
Research and development revenue decreased by $4.7 million in 2021 to $34.1 million, or 12% compared with $38.8 million in 2020, primarily due to lower license and research and development fees from Takeda under the Takeda Agreement and lower revenues from the Novartis CodeEvolver® Agreement recognized this year compared to the prior year, partially offset by higher license fees from other existing collaboration agreements.
2020 compared to 2019
Total revenues increased by $0.6 million in 2020 to $69.1 million, as compared to 2019. The increase was driven by growth in product revenue of $0.8 million, or 3%, offset by a decrease in research and development revenue of $0.2 million or nominal percent.
Product revenues were $30.2 million in 2020, an increase of 3% compared with $29.5 million in 2019. The increase in product revenue is primarily due to higher customer demand for enzymes used in the manufacture of branded pharmaceutical products.
Research and development revenues decreased by $0.2 million in 2020 to $38.8 million compared with 39.0 million in 2019, primarily due to lower revenues from the Novartis CodeEvolver® Agreement, a prior year functional license fee revenue from Nestlé Health Science, and a prior year milestone payment from GSK under the GSK CodeEvolver® Agreement, partially offset by the recognition of license fees from Takeda under the Takeda Agreement, and recognition of functional license fees revenue from Porton.
Cost and Operating Expenses (in thousands, except percentages):

				Change
	Year Ended December 31,			2021		2020
	2021	2020	2019	$	%	$	%
Cost of product revenue	$22,209	$13,742	$15,632	$8,467	62%	$(1,890)	(12)%
Research and development	55,919	44,185	33,873	11,734	26%	10,312	30%
Selling, general and administrative	49,323	35,049	31,502	14,274	41%	3,547	11%
Total costs and operating expenses	$127,451	$92,976	$81,007	$34,475	37%	$11,969	15%

Cost of Product Revenue and Product Gross Margin
Our product revenues are derived entirely from our Performance Enzymes segment. Revenues from the Novel Biotherapeutics segment are only from collaborative research and development activities.
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our consolidated statements of operations for the years ended (in thousands, except percentages):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2021	2020	$	%	2020	2019	$	%
Product revenue	$70,657	$30,220	$40,437	134%	$30,220	$29,465	$755	3%
Cost of product revenue (1)	22,209	13,742	8,467	62%	13,742	15,632	(1,890)	(12)%
Product gross profit	$48,448	$16,478	$31,970	194%	$16,478	$13,833	$2,645	19%
Product gross margin (%) (2)	69%	55%			55%	47%
(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
2021 compared to 2020
Cost of product revenue increased by $8.5 million in 2021 to $22.2 million, as compared to 2020. The increase was primarily due to a higher volume of product sales and variations in product mix. The product gross margin increased to 69% in 2021 as compared to 55% in 2020, primarily due to the sale of higher margin branded products.
2020 compared to 2019
Cost of product revenue decreased by $1.9 million in 2020 to $13.7 million, as compared to 2019. The decrease was primarily due to lower costs compared to costs associated with prior year product revenue. The product gross margin increased to 55% in 2020 as compared to 47% in 2019 due to improved product mix.
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
2021 compared to 2020
Research and development expenses were $55.9 million in 2021 compared to $44.2 million in 2020, an increase of $11.7 million, or 26%. The increase was primarily due to $7.6 million in costs associated with higher headcount, $0.8 million in higher stock-based compensation expenses, $2.6 million in higher lab supplies, $2.2 million in higher allocable expenses, $1.1 million increase in outside services, and $1.0 million in higher depreciation expenses, partially offset by a $3.7 million decrease in costs associated with outside services related to CMC and regulatory expenses.
2020 compared to 2019
Research and development expenses were $44.2 million in 2020 compared to $33.9 million in 2019, an increase of $10.3 million, or 30%. The increase was primarily due to $5.0 million in costs associated with outside services relating to CMC and regulatory expenses, $3.4 million in costs associated with higher headcount, $1.5 million in higher allocable expenses which include occupancy-related costs and supplies, $0.4 million in higher outside services, and $0.3 million in higher depreciation expense and were partially offset by a decrease of $0.4 million in lab supply expenses.
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

2021 compared to 2020
Selling, general and administrative expenses were $49.3 million in 2021 compared to $35.0 million in 2020, an increase of $14.3 million, or 41%. The increase was primarily due to an increase of $6.6 million in costs associated with higher headcount to support our growth, $3.1 million in higher stock-based compensation costs, $5.1 million increase in legal fees, $1.1 million in higher outside and temporary services, $1.0 million in higher facilities cost, and $0.4 million increase in allowance for credit losses, partially offset by a decrease of $3.0 million in allocable expenses.
2020 compared to 2019
Selling, general and administrative expenses were $35.0 million in 2020 compared to $31.5 million in 2019, an increase of $3.5 million or 11%. The increase was primarily due to increases of $1.7 million in salaries and personnel costs associated with higher headcount, $0.6 million in stock-based compensation expense, $0.8 million in consultants costs, $0.8 million in legal and accounting fees, $0.7 million in facilities costs, $0.7 million in outside and temporary services, and $0.4 million in licensed technology, which were partially offset by decreases of $1.6 million in allocable expenses and $0.8 million in travel expenses.
Interest Income and Other Income (Expense), net (in thousands, except percentages):

				Change
	Year Ended December 31,			2021		2020
	2021	2020	2019	$	%	$	%
Interest income	$459	$405	$1,287	$54	13%	$(882)	(69)%
Other income (expense), net	1,148	(156)	(656)	1,304	836%	500	76%
Total other income (expense), net	$1,607	$249	$631	$1,358	545%	$(382)	(61)%

Interest Income
Interest income increased by $0.1 million in 2021 compared to 2020, primarily due to earned interest income on a non-marketable debt security, partially offset by a reduction in interest income from lower average interest rates on lower average cash balances. Interest income decreased by $0.9 million in 2020 compared to 2019, primarily due to lower average interest rates on declining average cash balances.
Other Income (Expense), net
Other income (expense), net, increased by $1.3 million in 2021 compared to 2020, primarily due to a $1.0 million gain from remeasurement on the carrying value of our investment in MAI. Other expense decreased by $0.5 million in 2020 compared to 2019, primarily due to a $0.5 million write-down in the fair value of our investment in CO2 Solutions and fluctuations in foreign currency in 2019.
Provision for Income Taxes (in thousands, except percentages):

				Change
	Year Ended December 31,			2021		2020
	2021	2020	2019	$	%	$	%
Provision for income taxes	$189	$339	$17	$(150)	(44)%	322	1,894%

The provision for income taxes for 2021 was primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the Unites States and remitted to the Unites States and the accrual of interest and penalties on historic uncertain tax positions. The provision for income taxes in 2020 was primarily due to foreign withholding taxes on certain sales to non-U.S. customers. The provision for income taxes in 2019 was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for 2021 was $21.3 million, or a net loss per basic and diluted share of $0.33. This compared to a net loss of $24.0 million, or $0.40 per basic and diluted share for 2020. The decrease in net loss was primarily related to an increase in product revenue with higher margins, partially offset by higher operating expenses and lower research and development revenues.

The net loss for 2020 was $24.0 million, or $0.40 per basic and diluted share. This compared to a net loss of $11.9 million, or $0.21 per basic and diluted share for 2019. The increase in net loss was primarily related to an increase in costs associated with outside services relating to CMC and regulatory expenses, higher headcount, higher consultants, higher stock compensation expenses and higher facility expense.
Results of Operations by Segment (in thousands, except percentages)
Revenues by segment

	Year Ended December 31, 2021			Year Ended December 31, 2020			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Revenues:
Product revenue	$70,657	$—	$70,657	$30,220	$—	$30,220	$40,437	134%	$—	—%
Research and development revenue	19,858	14,239	34,097	17,886	20,950	38,836	1,972	11%	(6,711)	(32)%
Total revenues	$90,515	$14,239	$104,754	$48,106	$20,950	$69,056	$42,409	88%	$(6,711)	(32)%

	Year Ended December 31, 2020			Year Ended December 31, 2019			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Revenues:
Product revenue	$30,220	$—	$30,220	$29,465	$—	$29,465	$755	3%	$—	—%
Research and development revenue	17,886	20,950	38,836	28,691	10,302	38,993	(10,805)	(38)%	10,648	103%
Total revenues	$48,106	$20,950	$69,056	$58,156	$10,302	$68,458	$(10,050)	(17)%	$10,648	103%

2021 compared to 2020
Revenues from the Performance Enzymes segment increased by $42.4 million, or 88%, to $90.5 million in 2021, compared to $48.1 million in 2020. The increase in product revenue of $40.4 million, or 134%, to $70.7 million in 2021, compared to $30.2 million in 2020 was primarily due to $34.5 million in revenue from Pfizer and higher customer demand for enzymes used in the manufacture of branded pharmaceutical products. The increase in research and development revenue of $2.0 million, or 11%, to $19.9 million in 2021, compared to $17.9 million in 2020 was primarily due to higher licenses fees from existing collaboration arrangements, partially offset by lower revenues from Novartis under the Novartis CodeEvolver® Agreement.
Revenues from the Novel Biotherapeutics segment decreased by $6.7 million, or 32%, to $14.2 million in 2021, compared to $21.0 million in 2020. The decrease in revenue was primarily due to lower license and research and development fees from Takeda under the Takeda Agreement recognized this year compared to the prior year and a decrease in research and development revenue from Nestlé Health Science compared to last year.
2020 compared to 2019
Revenues from the Performance Enzymes segment decreased by $10.1 million, or 17%, to $48.1 million in 2020, compared to $58.2 million in 2019. The increase in product revenue of $0.8 million, or 3%, to $30.2 million in 2020, compared to $29.5 million in 2019, was primarily due to higher customer demand for enzymes used in the manufacture of branded pharmaceutical products. The decrease in research and development revenue of $10.8 million, or 38%, to $17.9 million in 2020, compared to $28.7 million in 2019 was primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement, a prior year milestone payment from GSK under the GSK CodeEvolver® Agreement, and lower license fees and revenue from Merck, partially offset by the recognition of functional license fees revenue from Porton in 2020.

Revenues from the Novel Biotherapeutics segment increased by $10.6 million, or 103%, to $21.0 million in 2020, compared to $10.3 million in 2019. The increase in revenue was primarily due to recognition of license fees from Takeda under the Takeda Agreement, partially offset by a decrease in prior year functional license fee revenue from Nestlé Health Science.
Costs and operating expenses by segment

	Year Ended December 31, 2021			Year Ended December 31, 2020			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Cost of product revenue	$22,209	$—	$22,209	$13,742	$—	$13,742	$8,467	62%	$—	—%
Research and development(1)	23,140	30,219	53,359	20,923	21,705	42,628	2,217	11%	8,514	39%
Selling, general and administrative(1)	12,105	2,755	14,860	9,597	2,355	11,952	2,508	26%	400	17%
Total segment costs and operating expenses	$57,454	$32,974	90,428	$44,262	$24,060	68,322	$13,192	30%	$8,914	37%
Corporate costs(2)			33,808			22,555
Unallocated depreciation and amortization			3,215			2,099
Total costs and operating expenses			$127,451			$92,976

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses.

	Year Ended December 31, 2020			Year Ended December 31, 2019			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Cost of product revenue	$13,742	$—	$13,742	$15,632	$—	$15,632	$(1,890)	(12)%	$—	—%
Research and development(1)	20,923	21,705	42,628	19,380	13,278	32,658	1,543	8%	8,427	63%
Selling, general and administrative(1)	9,597	2,355	11,952	8,462	2,222	10,684	1,135	13%	133	6%
Total segment costs and operating expenses	$44,262	$24,060	68,322	$43,474	$15,500	58,974	$788	2%	$8,560	55%
Corporate costs(2)			22,555			20,255
Unallocated depreciation and amortization			2,099			1,778
Total costs and operating expenses			$92,976			$81,007

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses.
For a discussion of product cost of revenue, see “Results of Operations”.
2021 compared to 2020
Research and development expense in the Performance Enzymes segment increased by $2.2 million, or 11%, to $23.1 million in 2021, compared to $20.9 million in 2020. The increase was primarily due to an increase in costs associated with higher headcount, higher outside services expenses, and higher lab supplies, partially offset by lower allocable expenses.

Selling, general and administrative expense in the Performance Enzymes segment increased by $2.5 million, or 26%, to $12.1 million in 2021, compared to $9.6 million in 2020. The increase was primarily due to an increase in costs associated with higher headcount and allocable expenses, partially offset by lower outside services expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $8.5 million, or 39%, to $30.2 million in 2021, compared to $21.7 million in 2020. The increase was primarily due to higher costs associated with higher headcount and allocable expenses but partially offset by reduction in costs associated with outside services relating to CMC and regulatory expenses.
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.4 million, or 17%, to $2.8 million in 2021, compared to $2.4 million in 2020. The increase was primarily due to increase in costs associated with higher headcount and higher allocable expenses, partially offset by lower outside services expenses.
2020 compared to 2019
Research and development expense in the Performance Enzymes segment increased by $1.5 million, or 8%, to $20.9 million in 2020, compared to $19.4 million in 2019. The increase was primarily due to an increase in costs associated with higher headcount, higher stock-based compensation expense, higher repairs and maintenance expense, and were partially offset by lower lab supply expenses and lower allocable expenses.
Selling, general and administrative expense in the Performance Enzymes segment increased by $1.1 million, or 13%, to $9.6 million in 2020, compared to $8.5 million in 2019. The increase was primarily due to an increase in costs associated with licensed technology, outside services, stock-based compensation expense, and higher allocable expenses which were partially offset by lower travel expenses.
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
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.1 million, or 6%, to $2.4 million in 2020, compared to $2.2 million in 2019. The increase was primarily due to an increase in costs associated with headcount, licensed technology, consultants and stock-based compensation expense which were partially offset by lower allocable expenses, outside services, and travel expenses.
Income (loss) from operations by segment

	Year Ended December 31, 2021			Year Ended December 31, 2020			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Income (loss) from operations	$33,061	$(18,735)	$14,326	$3,844	$(3,110)	$734	$29,217	760%	$(15,625)	(502)%

	Year Ended December 31, 2020			Year Ended December 31, 2019			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Income (loss) from operations	$3,844	$(3,110)	$734	$14,682	$(5,198)	$9,484	$(10,838)	(74)%	$2,088	40%

2021 compared to 2020
Income from operations in the Performance Enzymes segment increased by $29.2 million, or 760%, to $33.1 million, in 2021, compared to $3.8 million in 2020. The increase in income from operations was primarily due to higher product revenue and research and development revenue, partially offset by higher costs and operating expenses.
Loss from operations in the Novel Biotherapeutics segment increased by $15.6 million, or 502%, to $18.7 million in 2021 compared to a loss from operations of $3.1 million in 2020. The increase in loss from operations was primarily due to lower research and development revenue from Takeda under the Takeda Agreement and decrease in research and development revenue from Nestlé Health Science, and higher research and development expenses associated with higher headcount and allocable expenses.
2020 compared to 2019
Income from operations in the Performance Enzymes segment decreased by $10.8 million, or 74%, to $3.8 million, in 2020, compared to $14.7 million in 2019. The decrease in income from operations was primarily due to decrease in research and development revenue and increases in research and development costs and selling, general and administrative expenses.
Loss from operations in the Novel Biotherapeutics segment decreased by $2.1 million, or 40%, to $3.1 million in 2020 compared to a loss from operations of $5.2 million in 2019. The decrease in loss from operation was primarily due to the recognition of license fees from Takeda under the Takeda Agreement, partially offset by a decrease in prior year functional license fee revenue from Nestlé Health Science, an increase in costs associated with outside services relating to CMC and regulatory expenses, higher headcount, higher outside services, and higher allocable expenses.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. We also have the ability to borrow up to $5.0 million under our Credit Facility. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S banks.
The following summarizes our cash and cash equivalents balance and working capital as of December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$116,797	$149,117	$90,498
Working capital	$128,517	$159,442	$98,817
Sources of Capital
In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. Under the Merck CodeEvolver® Agreement, we are eligible to receive payments of up to $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® technology. In addition, under the GSK CodeEvolver® Agreement, depending upon GSK's successful application of the licensed technology, we have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project.
In May 2019, we entered into a Platform Technology Transfer and License Agreement with Novartis. The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date. We completed the second technology milestone transfer under the agreement and received a milestone payment of $4.0 million in 2020. We have also received aggregate of $5.0 million for the completion of the third technology milestone in 2021. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis an additional $8.0 million in aggregate over four years.
In October 2017, we entered into the Nestlé License Agreement with Nestlé Health Science. Pursuant to the Nestlé License Agreement, Nestlé Health Science paid us an upfront cash payment and milestone payments after dosing the first subjects in a first-in-human Phase 1a dose-escalation trail with CDX-6114 and achievement of a formulation relating to CDX-6114. We are also eligible to receive payments from Nestlé Health Science under the Nestlé License Agreement that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the mid-single digits to low double-digits, of net sales of product.

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
Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. During the year ended December 31, 2021, no shares of our common stock were issued pursuant to the EDA. As of December 31, 2021, $50.0 million of shares remained available for sale under the EDA. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
Credit Facility
In June 2017, we entered into the Credit Facility with Western Alliance Bank which consists of term debt for loans that allowed us to borrow up to $10.0 million and a revolving credit facility that allows us to borrow up to $5.0 million with a certain eligible accounts receivable borrowing base of 80% of eligible accounts receivable. In September 2021, we entered into the Ninth Amendment to the Credit Facility whereby we may draw on the Term Debt and the Revolving Line of Credit at any time prior to December 31, 2021 and October 1, 2024, respectively, subject to customary conditions for funding including, among others, that no event of default exists. Draws on the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. On October 1, 2024, loans drawn under the Term Debt mature and the Revolving Line of Credit terminate. Our right to take draws on the term debt expired on December 31, 2021 and no amounts were drawn under the Credit Facility as of December 31, 2021. The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. At December 31, 2021, we were in compliance with the covenants for the Credit Facility. For additional information about our contractual obligations, see Note 13, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
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
Cash Flows
The following is a summary of cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(14,267)	$(16,464)	$(12,560)
Net cash used in investing activities	(21,422)	(5,748)	(3,665)
Net cash provided by financing activities	3,767	80,808	53,961
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,922)	$58,596	$37,736

Cash Flows from Operating Activities
Cash used in operating activities was $14.3 million in 2021, which resulted from a net loss of $21.3 million adjusted for non-cash charges for depreciation of $3.1 million, right-of-use ("ROU") lease asset amortization expense of $2.8 million, stock-based compensation of $11.6 million, $0.3 million allowance for credit losses, partially offset by equity securities earned from research and development activities of $2.0 million and unrealized gain on non-marketable securities of $1.3 million. Additionally, changes in operating assets and liabilities were $7.6 million. The net change in operating assets and liabilities included a decrease in other long-term liabilities of $4.1 million, increase in financial assets of $9.2 million, increase in prepaid expenses and other assets of $2.3 million, increase in inventories of $0.2 million, partially offset by increase in accrued compensation and other accrued liabilities of $6.6 million, increase in deferred revenue of $1.3 million and increase of $0.3 million in accounts payable.
Cash used in operating activities was $16.5 million in 2020, which resulted from a net loss of $24.0 million adjusted for non-cash charges for depreciation of $2.0 million, ROU lease asset amortization expense of $2.6 million and stock-based compensation of $7.7 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included decreases in other long-term liabilities of $2.6 million and combined increases in financial assets of $8.7 million, prepaid expenses and other assets of $1.0 million, as well as accrued compensation and other accrued liabilities of $6.2 million and deferred revenue of $2.7 million.
Cash used in operating activities was $12.6 million in 2019, which resulted from a net loss of $11.9 million adjusted for non-cash charges for depreciation of $1.6 million, ROU lease asset amortization expense of $3.0 million and stock-based compensation of $6.9 million, as well as changes in operating assets and liabilities. The net change in operating assets and liabilities included decreases in deferred revenue of $6.2 million and in other long-term liabilities of $1.2 million, and combined increases in financial assets of $5.9 million, prepaid expenses and other assets of $1.3 million, as well as accrued compensation and other accrued liabilities of $2.2 million.

Cash Flows from Investing Activities
Cash used in investing activities was $21.4 million in 2021 primarily due to the purchase of property and equipment of $13.8 million and for the purchase of 1,000,000 shares of MAI's Series A preferred stock in April 2021 and 9,198,423 shares of MAI's Series B preferred stock in September 2021 for $7.6 million.
Cash used in investing activities was $5.7 million in 2020 primarily due to the purchase of property and equipment of $3.7 million, and investments in non-marketable equity securities of $1.0 million and non-marketable debt securities of $1.0 million.
Cash used in investing activities was $3.7 million in 2019 primarily due to the purchase of property and equipment of $3.7 million and partially offset by proceeds from sale of CO2 investment securities of $0.1 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $3.8 million in 2021, primarily due to $5.2 million of proceeds from exercises of stock options, partially offset by $1.2 million for taxes paid related to net share settlement of equity awards and $0.2 million of costs incurred in connection with the EDA.
Cash provided by financing activities was $80.8 million in 2020, primarily due to $80.8 million net proceeds from our offering of common stock after deducting underwriting discounts and commission and related costs and proceeds from the exercises of employee stock options which were partially offset by the payment of taxes related to the net share settlement of equity awards
Cash provided by financing activities was $54.0 million in 2019, primarily due to net proceeds from our private offering of common stock after deducting underwriting discounts and commission and related costs and proceeds from the exercises of employee stock options which were partially offset by the payment of taxes related to the net share settlement of equity awards.
Off-Balance Sheet Arrangements
As of December 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
The following is a description of principal activities from which we generate revenue:
Product Revenue
Product revenue consist of sales of biocatalysts, pharmaceutical intermediates and Codex® biocatalyst panels and kits. A majority of our product revenue is made pursuant to purchase orders or supply agreements and is recognized either at a point in time when the control of the product has been transferred to the customer typically upon shipment or over time as the product is manufactured because we have a right to payment from the customer under a binding, non-cancellable purchase order, and there is no alternate use of the product for us as it is specifically made for the customer’s use.
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
Investment in Non-Marketable Securities
Investment in Non-Marketable Equity Securities
We measure investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income (expense), net.
Investment in Non-Marketable Debt Securities
We measure available for sale investments in non-marketable debt at fair value. Unrealized gains and losses on these securities are recognized in other comprehensive income until realized. Non-marketable debt securities are classified as available-for-sale securities.
We classify non-marketable debt securities as Level 3 in the fair value hierarchy because we estimate the fair value based on a qualitative analysis using the most recent observable transaction price and other significant unobservable inputs including volatility, rights, and obligations of the securities we hold. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value estimate. We may value these securities based on significant recent arms-length transactions with sophisticated non-strategic unrelated new investors.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $116.8 million at December 31, 2021. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2021, the effect of a hypothetical 10% decrease in market interest rates would have an immaterial impact on a potential loss in future interest income and cash flows.
In June 2017, we entered into a Credit Facility with Western Alliance Bank consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Term loans made under the Term Debt bear interest at variable rate through maturity at the greater of (i) 3.75% or (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. Our right to take draws on the long term debt expired on December 31, 2021 and no amounts were drawn under the Credit Facility as of December 31, 2021. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of December 31, 2021, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the USD declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of December 31, 2021, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $46 thousand. We did not engage in hedging transactions in 2021, 2020 and 2019.
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
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Codexis, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the Consolidated Financial Statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the Consolidated Financial Statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Notes 2 and 3 to the Consolidated Financial Statements, the Company recognizes revenue in a manner that best depicts the transfer of promised goods or services to the customer, when control of the product or service is transferred to a customer. The Company's contracts with customers include enzyme supply, licensing, and collaborative research and development agreements. Contracts with customers may contain multiple performance obligations and may contain up-front or annual license fees, fees for full time employee research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage. The Company makes significant judgments in determining revenue recognition for customer contracts.

We identified management’s significant judgments and estimates related to revenue recognition for contracts with customers as a critical audit matter. Auditing the evaluation of distinct performance obligations, determination and estimation of material rights, determination of standalone selling prices, determination of the pattern of transfer of control for each distinct performance obligation and estimation of variable consideration required significant audit effort and subjective judgments in evaluating management's estimates.

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
February 28, 2022

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California

Opinion on Internal Control over Financial Reporting

We have audited Codexis, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP
San Jose, California
February 28, 2022

Codexis, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$116,797	$149,117
Restricted cash, current	579	638
Investment in non-marketable debt security	—	1,000
Financial assets:
Accounts receivable	24,953	13,894
Contract assets ($0 and $450 from a related party)	4,557	4,526
Unbilled receivables	8,558	10,942
Total financial assets	38,068	29,362
Less: allowances	(416)	(74)
Total financial assets, net	37,652	29,288
Inventories	1,160	964
Prepaid expenses and other current assets	5,700	3,416
Total current assets	161,888	184,423
Restricted cash	1,519	1,062
Investment in non-marketable equity securities ($12,713 and $1,450 with a related party)	14,002	1,450
Right-of-use assets - Operating leases, net	44,095	21,382
Right-of-use assets - Finance leases, net	17	119
Property and equipment, net	21,345	9,675
Goodwill	3,241	3,241
Other non-current assets	276	294
Total assets	$246,383	$221,646
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,995	$2,970
Accrued compensation	11,119	7,288
Other accrued liabilities	12,578	10,272
Current portion of lease obligations - Operating leases	4,093	2,627
Deferred revenue ($245 and $0 to a related party)	2,586	1,824
Total current liabilities	33,371	24,981
Deferred revenue, net of current portion	3,749	2,967
Long-term lease obligations, Operating leases	43,561	22,324
Other long-term liabilities	1,311	1,271
Total liabilities	81,992	51,543
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 65,109 and 64,283 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	552,083	536,516
Accumulated deficit	(387,698)	(366,419)
Total stockholders’ equity	164,391	170,103
Total liabilities and stockholders’ equity	$246,383	$221,646

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product revenue	$70,657	$30,220	$29,465
Research and development revenue ($1,955, $900 and $0 from a related party)	34,097	38,836	38,993
Total revenues	104,754	69,056	68,458
Costs and operating expenses:
Cost of product revenue	22,209	13,742	15,632
Research and development	55,919	44,185	33,873
Selling, general and administrative	49,323	35,049	31,502
Total costs and operating expenses	127,451	92,976	81,007
Loss from operations	(22,697)	(23,920)	(12,549)
Interest income	459	405	1,287
Other income (expense), net ($983, $0 and $0 from a related party)	1,148	(156)	(656)
Loss before income taxes	(21,090)	(23,671)	(11,918)
Provision for income taxes	189	339	17
Net loss	$(21,279)	$(24,010)	$(11,935)

Net loss per share, basic and diluted	$(0.33)	$(0.40)	$(0.21)
Weighted average common stock shares used in computing net loss per share, basic and diluted	64,568	59,360	56,525

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2018	54,065	$5	$386,775	$(330,474)	$56,306
Exercise of stock options	1,466	—	7,099	—	7,099
Release of stock awards	449	—	—	—	—
Employee stock-based compensation	—	—	6,943	—	6,943
Taxes paid related to net share settlement of equity awards	(152)	—	(2,850)	—	(2,850)
Issuance of common stock, net of issuance costs of $123	3,049	1	49,876	—	49,877
Short swing profit settlement	—	—	77	—	77
Net loss	—	—	—	(11,935)	(11,935)
December 31, 2019	58,877	6	447,920	(342,409)	105,517
Exercise of stock options	210	—	1,323	—	1,323
Release of stock awards	370	—	—	—	—
Employee stock-based compensation	—	—	7,622	—	7,622
Non-employee stock-based compensation	—	—	106	—	106
Taxes paid related to net share settlement of equity awards	(103)	—	(1,257)	—	(1,257)
Issuance of common stock, net of issuance costs of $5,448	4,929	—	80,802	—	80,802
Net loss	—	—	—	(24,010)	(24,010)
December 31, 2020	64,283	6	536,516	(366,419)	170,103
Exercise of stock options	699	—	5,180	—	5,180
Release of stock awards	181	—	—	—	—
Employee stock-based compensation	—	—	11,346	—	11,346
Non-employee stock-based compensation	—	—	247	—	247
Taxes paid related to net share settlement of equity awards	(54)	—	(1,206)	—	(1,206)
Net loss	—	—	—	(21,279)	(21,279)
December 31, 2021	65,109	$6	$552,083	$(387,698)	$164,391

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(21,279)	$(24,010)	$(11,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,113	1,950	1,570
Amortization expense - right-of-use assets - operating and finance leases	2,834	2,604	2,987
Stock-based compensation	11,593	7,728	6,943
Allowance for credit losses	342	40	—
Equity securities earned from research and development activities from a related party	(1,955)	(900)	—
Unrealized gain on non-marketable securities (($983) from a related party)	(1,272)	—	—
Other non-cash items	(19)	15	525
Changes in operating assets and liabilities:
Financial assets ($0, ($450) and ($332) from a related party)	(9,156)	(8,723)	(5,867)
Inventories	(196)	(593)	217
Prepaid expenses and other assets	(2,268)	(1,012)	(1,324)
Accounts payable	268	101	(428)
Accrued compensation and other accrued liabilities	6,575	6,175	2,205
Other long-term liabilities	(4,147)	(2,586)	(1,210)
Deferred revenue ($245, $0 and $0 to a related party)	1,300	2,747	(6,243)
Net cash used in operating activities	(14,267)	(16,464)	(12,560)
Investing activities:
Purchase of property and equipment	(13,828)	(3,748)	(3,730)
Proceeds from sale of property and equipment	36	—	3
Proceeds from sale of investment securities	—	—	62
Investment in non-marketable securities (($7,630) and ($1,000) in a related party)	(7,630)	(2,000)	—
Net cash used in investing activities	(21,422)	(5,748)	(3,665)
Financing activities:
Proceeds from exercises of stock options	5,180	1,323	7,099
Proceeds from issuance of common stock in connection with public offering	—	86,250	—
Costs incurred in connection with equity financing	(207)	(5,448)	(123)
Proceeds from issuance of common stock in connection with private offering	—	—	50,000
Payments of lease obligations - Finance leases	—	(60)	(242)
Recovery of short swing profit	—	—	77
Taxes paid related to net share settlement of equity awards	(1,206)	(1,257)	(2,850)
Net cash provided by financing activities	3,767	80,808	53,961
Net increase (decrease) in cash, cash equivalents and restricted cash	(31,922)	58,596	37,736
Cash, cash equivalents and restricted cash at the beginning of the year	150,817	92,221	54,485
Cash, cash equivalents and restricted cash at the end of the year	$118,895	$150,817	$92,221

Supplemental disclosure of cash flow information:
Interest paid	$14	$52	$49
Income taxes	$102	$312	$5
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,533	$1,750	$140

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$116,797	$149,117	$90,498
Restricted cash, current and non-current	2,098	1,700	1,723
Total cash, cash equivalents and restricted cash at the end of the period	$118,895	$150,817	$92,221

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
We report our financial results based on two reportable segments: Performance Enzymes and Novel Biotherapeutics. The segment information aligns with how the chief operating decision maker (CODM), who is our Chief Executive Officer (CEO), reviews and manages the business.
Business Update Regarding COVID-19
We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and other economies worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and may not be accurately predicted, including the duration and severity of the pandemic, the prevalence of more contagious and or virulent variants such as the Delta and Omicron variants, and the extent and severity of the impact on our customers, new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

In the United States, the impact of COVID-19, including Orders governing the operation of businesses during the pandemic, caused the temporary closure of our Redwood City, California facilities and disrupted our R&D operations in 2020. R&D operations for several projects were temporarily suspended from mid-March 2020 through the end of April 2020 in accordance with these Orders. In May 2020, we initiated limited R&D operations and resumed manufacturing operations at our Redwood City pilot plant and have ramped up operations such that we are currently utilizing our normal R&D capacity while following county, state and federal COVID-19 guidance for the protection of our employees.

To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide, however, there can be no guarantee this will continue. Furthermore, our ability to provide future research and development ("R&D") services may continue to be impacted as a result of governmental orders ("Orders") and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the year ended December 31, 2021. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") and include the accounts of Codexis, Inc. and its wholly-owned subsidiaries.
Certain prior year amounts have been reclassified in the Consolidated Statements of Cash Flows to conform to the 2021 presentation, however these reclassifications had no effect on the reported results of operations.
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
Foreign Currency Translation
The USD is the functional currency for our operations outside the United States. Accordingly, non-monetary assets and liabilities originally acquired or assumed in other currencies are recorded in USD at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the consolidated statements of operations. Gains and losses realized from non-USD transactions, including intercompany balances not considered as permanent investments, denominated in currencies other than an entity’s functional currency are included in other expense in the accompanying consolidated statements of operations.
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
The following is a description of principal activities from which we generate revenue:
Product Revenue
Product revenue consist of sales of biocatalysts, pharmaceutical intermediates and Codex® biocatalyst panels and kits. A majority of our product revenue is made pursuant to purchase orders or supply agreements and is recognized either at a point in time when the control of the product has been transferred to the customer typically upon shipment or over time as the product is manufactured because we have a right to payment from the customer under a binding, non-cancellable purchase order, and there is no alternate use of the product for us as it is specifically made for the customer’s use.
Certain of our agreements provide options to customers which they can exercise at a future date, such as the option to purchase our product during the contract duration at discounted prices and an option to extend their contract, among others. In accounting for customer options, we determine whether an option is a material right and this requires us to exercise significant judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service for the same class of customer, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right. If the contract gives the customer the option to acquire additional goods or services at their normal SSPs, we would likely determine that the option is not a material right and, therefore, account for it as a separate performance obligation when the customer exercises the option. We primarily account for options which provide material rights using the alternative approach available pursuant to the applicable accounting guidance, as we concluded we meet the criteria for using the alternative approach. Therefore, the transaction price is calculated as the expected consideration to be received for all the goods and services we expect to provide under the contract. We update the transaction price for expected consideration, subject to constraint, each reporting period if our estimates of future goods to be ordered by customers change.
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
We perform monthly services under our research and development agreements, and we use a practical expedient permitting us to recognize revenue at the same time that we have the right to invoice our customer for monthly services completed to date.
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
Contract Costs
We recognize a non-current asset for the incremental costs of obtaining a contract with a customer if the entity expects to recover such costs. Incremental costs are costs that would not have been incurred if the contract had not been obtained. Examples of contract costs are commissions paid to sales personnel. We do not typically incur significant incremental costs because the compensation of our salespeople is not based on contracts closed but on a mixture of company goals, individual goals, and sales goals. If a commission paid is directly related to obtaining a specific contract, our policy is to capitalize and amortize such costs on a systematic basis, consistent with the pattern of transfer of the good or service to which the asset relates. Contract costs are reported in other non-current assets.
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
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were $0.3 million, $0.3 million and $0.5 million in the years ended December 31, 2021, 2020 and 2019, respectively.
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
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as current restricted cash on the consolidated balance sheets of $0.6 million as of December 31, 2021 and 2020.

Pursuant to the terms of a lease agreement for our Redwood City, CA facilities, we obtained a letter of credit collateralized by cash deposit balances of $1.1 million as of December 31, 2021 and 2020. Pursuant to the terms of our new lease agreement for our San Carlos, CA facility, we also obtained a letter of credit collateralized by cash deposit balances of $0.5 million as of December 31, 2021. These cash deposits balances are recorded as non-current restricted cash on the consolidated balance sheets. For additional information, see Note 13, “Commitments and Contingencies”.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled receivables, contract assets, non-marketable securities, and restricted cash. Cash that is not required for immediate operating needs is invested principally in money market funds. Cash and cash equivalents are invested through banks and other financial institutions in the United States, India, and the Netherlands. Such deposits in those countries may be in excess of insured limits. The Company has not experienced material losses on its deposits of cash and cash equivalents.
We perform ongoing credit evaluations of our customer's financial condition whenever deemed necessary. We maintain an allowance for doubtful accounts based on the expected collectability of all financial assets, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. As of December 31, 2021, we had one customer that accounted for 62% of our accounts receivable balance. As of December 31, 2020, three customers accounted for 70% of our accounts receivable balance. We believe the accounts receivable balances from our largest customers do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience.
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
We recognize accounts receivable at invoiced amounts and we maintain a valuation allowance for credit losses using an impairment model (known as the “current expected credit loss model” or “CECL”) based on estimates and forecasts of future conditions requiring recognition of a lifetime of expected credit losses at inception on our financing receivables measured at amortized costs which consisted of accounts receivable, contract assets, and unbilled receivables. We have determined that our financing receivables share similar risk characteristics including: (i) customer origination in the pharmaceutical and fine chemicals industry, (ii) similar historical credit loss pattern of customers (iii) no meaningful trade receivable differences in terms, (iv) similar historical credit loss experience and (v) our belief that the composition of certain assets are comparable to our historical portfolio used to develop loss history. As a result, we measured the allowance for credit loss (“ACL”) on a collective basis. Our ACL methodology considers how long the asset has been past due, the financial condition of the customers, which includes ongoing quarterly evaluations and assessments of changes in customer credit ratings, and other market data that we believe are relevant to the collectability of the assets. Nearly all financing receivables are due from customers that are highly rated by major rating agencies and have a long history of no credit loss. We derive our ACL by establishing an impairment rate attributable to assets not yet identified as impaired.
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
Property and Equipment
Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization calculated using the straight-line method over their estimated useful lives as follows:

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
As of December 31, 2021 and 2020, there were no events or changes in circumstances which indicated that the carrying amount of our asset group might not be recoverable. No impairment charges for long-lived assets were recorded during the years ended December 31, 2021, 2020 and 2019.
Investment in Non-Marketable Securities
Investment in Non-Marketable Equity Securities
We measure investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income (expense), net.
Investment in Non-Marketable Debt Securities
We measure available-for-sale investments in non-marketable debt at fair value. Unrealized gains and losses on these securities are recognized in other comprehensive income until realized. Non-marketable debt securities are classified as available-for-sale securities.
We classify non-marketable debt securities as Level 3 in the fair value hierarchy because we estimate the fair value based on a qualitative analysis using the most recent observable transaction price and other significant unobservable inputs including volatility, rights, and obligations of the securities we hold. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value estimate. We may value these securities based on significant recent arms-length transactions with sophisticated non-strategic unrelated new investors.
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
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment considering amongst other things, whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative fair value test is performed. We manage our business as two reporting units and we test goodwill for impairment at the reporting unit level. We allocated goodwill to the two reporting units using a relative fair value allocation methodology that primarily relied on our estimates of revenue and future earnings for each reporting unit. Using the relative fair value allocation methodology, we have determined that approximately $2.4 million, or 76%, of the goodwill is allocated to the Performance Enzymes segment and $0.8 million, or 24%, is assigned to the Novel Biotherapeutics segment.

We test goodwill for impairment annually on a reporting unit basis, on the last day of the fourth fiscal quarter, and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded. Using the relative fair value allocation methodology for assets and liabilities used in both of our reporting units, we compare the allocated carrying amount of each reporting unit’s net assets and the assigned goodwill to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Any excess of the reporting unit’s carrying amount of goodwill over its fair value is recognized as an impairment. During 2021, 2020 and 2019, we did not record impairment charges related to goodwill.
Lease Accounting
We determine if an arrangement is a lease at inception. Where an arrangement is a lease, we determine if it is an operating lease or a finance lease. At lease commencement, we record a lease liability and ROU asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. ROU assets represent our right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term, we use the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to the consolidated statement of operations in a manner that results in straight-line expense recognition. We do not apply lease recognition requirements for short-term leases. Instead, we recognize payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31, 2021, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The standard was adopted beginning January 1, 2021 on a retrospective basis. The adoption of ASU 2019-12 did not have an impact on our consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. ASU 2020-10 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. We adopted the standard on January 1, 2021 and it had no impact on our consolidated financial statements and related disclosures.
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
In May 2021, FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force. The standard establishes a principles-based framework in accounting for modifications of freestanding equity-classified written call options on the basis of the economic substance of the underlying transaction. The standard also requires incremental financial statement disclosures. The standard affects entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years with early adoption is permitted by applying the standard as of the beginning of the fiscal year that includes that interim period. The standard may be adopted prospectively for modifications or exchanges occurring on or after the effective date. We have evaluated that the adoption of ASU 2021-04 will not have an impact on our consolidated financial statements and related disclosures.
In August 2020, FASB issued ASU No 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) No. 2020-06 August 2020 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce the complexity and to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. The standard is effective the for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2020. The standard may be adopted on a modified retrospective or fully retrospective method of transition and on adoption, entities may irrevocably elect the fair value option in accordance with Subtopic 825-10, Financial Instruments—Overall, for any financial instrument that is a convertible security. We have evaluated that the adoption of ASU 2020-06 will not have an impact on our consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate are expected to be discontinued as a result of the Reference Rate Reform. The standard is effective for all entities. The standard may be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022, on a prospective basis. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to elect the optional expedients for contract modification; however, we believe that the adoption of ASU 2020-04 will have no significant impact on our consolidated financial statements and related disclosures.

Note 3. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue for reportable segments. The geographic regions that are tracked are the Americas (United States, Canada, and Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Australia, New Zealand, Southeast Asia, and China).
Segment information for each of the fiscal years are as follows (in thousands):

	Year Ended December 31, 2021
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$70,657	$—	$70,657
Research and development revenue	19,858	14,239	34,097
Total revenues	$90,515	$14,239	$104,754

Primary geographical markets:
Americas	$16,114	$7,367	$23,481
EMEA	13,315	6,872	20,187
APAC	61,086	—	61,086
Total revenues	$90,515	$14,239	$104,754

	Year Ended December 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$30,220	$—	$30,220
Research and development revenue	17,886	20,950	38,836
Total revenues	$48,106	$20,950	$69,056

Primary geographical markets:
Americas	$11,111	$13,241	$24,352
EMEA	11,548	7,709	19,257
APAC	25,447	—	25,447
Total revenues	$48,106	$20,950	$69,056

	Year Ended December 31, 2019
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$29,465	$—	$29,465
Research and development revenue	28,691	10,302	38,993
Total revenues	$58,156	$10,302	$68,458

Primary geographical markets:
Americas	$13,039	$—	$13,039
EMEA	26,831	10,302	37,133
APAC	18,286	—	18,286
Total revenues	$58,156	$10,302	$68,458

Contract Balances

The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	December 31, 2021	December 31, 2020
Contract assets	$4,557	$4,526
Unbilled receivables	$8,558	$10,942
Contract costs	$56	$90
Contract liabilities: deferred revenue	$6,335	$4,791
We recognize accounts receivable when we have an unconditional right to recognize revenue and have issued an invoice to the customer. Our payment terms are generally between 30 and 90 days. We recognize unbilled receivables when we have an unconditional right to recognize revenue and have not issued an invoice to our customer. Unbilled receivables are transferred to accounts receivable on issuance of an invoice. Unbilled receivables are classified separately on the consolidated balance sheets as assets. We maintain a valuation allowance on accounts receivables and unbilled receivables.
Contract assets represent our right to recognize revenue for custom products with no alternate use and under binding non-cancellable contracts and are largely related to our procurement of product. We recognize contract assets when we have a conditional right to recognize revenue. The transfer of control of certain of products occurs in advance of the invoicing process, which generates contract assets. In addition, we recognize a contract asset related to milestones not eligible for royalty accounting when we assess it is probable of being achieved and there will be no significant reversal of cumulative revenues. Contract assets are classified separately on the consolidated balance sheets as an asset and transferred to accounts receivables when our rights to payment become unconditional.
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
During the years ended December 31, 2021, 2020 and 2019, we had no asset impairment charges related to contract assets.
We recognized the following revenues (in thousands):

	Year Ended December 31,
Revenue recognized in the period for:	2021	2020
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,858	$57
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	7,645	774
Performance obligations satisfied from new activities in the period - contract revenue	95,251	68,225
Total revenues	$104,754	$69,056

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2021.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts (in thousands):

	2022	2023	2024	2025 and Thereafter	Total
Product revenue	$89	$87	$120	$2,985	$3,281
Research and development revenue	2,497	557	—	—	3,054
Total revenues	$2,586	$644	$120	$2,985	$6,335

Note 4. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding, less restricted stock awards (“RSAs”) subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock shares outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common stock shares had been issued for other dilutive securities. For all periods presented, diluted and basic net loss per share are identical since potential common stock shares are excluded from the calculation, as their effect was anti-dilutive.
Anti-Dilutive Securities
In periods of net loss, the weighted average number of shares outstanding, prior to the application of the treasury stock method, excludes potentially dilutive securities from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect.
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Shares issuable under the Equity Incentive Plan	5,215	5,348	4,763

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
In 2019, we received a $2.0 million milestone payment relating to the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology. In 2021, we received two additional milestone payments from GSK under the agreement. We recognized research and development revenue of $4.3 million, nil, and $2.0 million in the years ended December 31, 2021, 2020, and 2019, respectively.
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

We recognized research and development revenues of $0.6 million, $3.1 million, and $4.0 million in the years ended December 31, 2021, 2020 and 2019, respectively, for various research projects under our collaborative arrangement.
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
In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement which amended certain licensing provisions and one exhibit. In January 2019, we amended the Merck CodeEvolver® Agreement to install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term expiring in January 2022. The license installation was completed in 2019 and we recognized $0.9 million as license fee revenue accordingly under the amendment. We recognized $0.1 million, $0.1 million and $0.9 million in research and development revenues under the terms of the amendment in 2021, 2020 and 2019 respectively.
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement (“Sitagliptin Supply Agreement”) with Merck whereby Merck may obtain commercial scale enzyme for use in the manufacture of Januvia®, its product based on the active ingredient Sitagliptin. In December 2015, Merck exercised its options under the terms of the Sitagliptin Catalyst Supply Agreement to extend the agreement for an additional five years through February 2022. In September 2021, the Sitagliptin Catalyst Supply Agreement was amended to extend the agreement through December 2026.
Effective as of January 2016, we and Merck amended the Sitagliptin Supply Agreement to prospectively provide for variable pricing based on the cumulative volume of sitagliptin enzyme purchased by Merck. We have determined that the variable pricing, which provides a discount based on the cumulative volume of Sitagliptin catalyst purchased by Merck, provides Merck material rights and we are recognizing product revenues over time using the alternative method. Under the alternative approach, we estimate the total expected consideration and allocate it proportionately with the expected sales.
Pursuant to the terms of the Sitagliptin Supply Agreement, Merck may purchase supply of sitagliptin enzyme from us for a fee based on contractually stated prices. We recognized $9.8 million, $13.4 million and $15.1 million in product revenue under this contract for the years ended December 31, 2021, 2020 and 2019, respectively. Revenues recognized by us under the Sitagliptin Supply Agreement comprised 9%, 19%, and 22% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, we recorded revenue of $2.8 million from sitagliptin enzyme sales that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six months period following the end of the quarter.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment in December 2016 which was recorded as deferred revenue. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provide the customer material rights and we are recognizing revenues using the alternative method. As of December 31, 2021 and 2020, we had deferred revenue balances from the supply agreement of $2.6 million and $2.0 million.
Research and Development Agreement
In March 2017, we entered into a multi-year research and development services agreement with Tate & Lyle Ingredients Americas LLC (“Tate & Lyle”) to develop enzymes for use in the manufacture of Tate & Lyle’s zero-calorie TASTEVA® M Stevia sweetener. Under the agreement, we received an upfront payment which was recognized ratably over the maximum term of the service period of 21 months.
Commercial Agreement
In April 2019, we entered into a multi-year commercial agreement with Tate & Lyle under which Tate & Lyle has received an exclusive license to use a suite of Codexis novel performance enzymes in the manufacture of Tate & Lyle’s zero-calorie stevia sweetener, TASTEVA® M, and other stevia products. Under the agreement, we will supply Tate & Lyle with its requirements for these enzymes over a multiple year period and receive royalties on stevia products. In November 2020, we amended the commercial agreement based on Tate & Lyle's intent to use a specific Codexis novel performance enzyme in its production of TASTEVA® M Stevia Sweetener and became eligible to receive milestone payments of up to $1.1 million. In the fourth quarter of 2020, we became eligible to receive a milestone payment of $0.4 million which we subsequently received in February 2021.
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
We received an upfront cash payment of $14.0 million in 2017 upon the execution of the Nestlé License Agreement, a $4.0 million milestone payment received in 2018 after dosing the first subjects in a first-in-human Phase 1a dose-escalation trial with CDX-6114, and a $1.0 million milestone payment received in 2019 upon achievement of a milestone relating to formulation of CDX-6114. The upfront payment and the variable consideration relating to the progress payment of $4.0 million and a milestone payment of $1.0 million were recognized over time as the development work was performed. Revenue was recognized using a single measure of progress that depicted our performance in transferring control of the services, which was based on the ratio of level of effort incurred to date compared to the total estimated level of effort required to complete all performance obligations under the agreement. We recognized nil, $13 thousand and $1.9 million in research and development revenue in 2021, 2020 and 2019, respectively.
In January 2019, we received notice from the FDA that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU and made an option payment of $3.0 million which we recognized as research and development revenue in 2019. Upon exercising its option, Nestlé Health Science assumed all responsibilities for future clinical development and commercialization of CDX-6114. We are also eligible to receive payments from Nestlé Health Science under the Nestlé License Agreement that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the mid-single digits to low double-digits of net sales of product.
In October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA has been extended through December 2022.
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate, CDX-7108, targeting a gastrointestinal disorder discovered through our Nestlé SCA into preclinical and early clinical studies. During 2021, we, together with Nestlé Health Science, continued to advance CDX-7108 towards initiation of a Phase 1 clinical trial with the first subject being dosed in November 2021.
Under the Nestlé SCA and the development agreement, we recognized $6.9 million, $7.9 million and $5.4 million in research and development revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of our biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received initial collaboration payments of $0.5 million and $0.5 million within 30 days of the effective date and on the first anniversary of the effective date of the Porton Agreement, respectively. We also received annual collaboration payments of $1.0 million each during the first through third anniversaries of the effective date of the Porton Agreement and are eligible to receive $1.0 million on the fourth anniversary of the effective date of the Porton Agreement. We completed the technical transfer in the fourth quarter of 2018 and recognized the related revenue in 2018. We recognized revenue related to the functional license provided to Porton at a point in time when control of the license was transferred to the customer. We recognized research and development revenue related to the Porton Agreement of $1.1 million, $1.1 million and nil in the years ended December 31, 2021, 2020 and 2019, respectively.

Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis. The Agreement allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. In July 2021, we announced the completion of the technology transfer period during which we transferred our CodeEvolver® protein engineering platform technology to Novartis (the “Technology Transfer Period”). As a part of this technology transfer, the Company provided to Novartis our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, our teams and Novartis scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Novartis has now installed the CodeEvolver® protein engineering platform technology at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We completed the second technology milestone transfer under the agreement in 2020 and received a milestone payment of $4.0 million. We have also received an aggregate of $5.0 million for the completion of the third technology milestone in 2021 In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments over four years which amount to an additional $8.0 million in aggregate. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that began on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. Revenue for the combined initial license and technology transfer performance obligation was recognized using a single measure of progress that depicted our performance in transferring control of the services. Revenue allocated to improvements made during the Improvements Term are being recognized during the Improvement Term.
We recognized $1.6 million, $6.2 million and $11.3 million in research and development revenue in the year ended December 31, 2021, 2020 and 2019, respectively.
License Agreement
In December 2019, we entered a license agreement with Roche Sequencing Solutions, Inc. (“Roche”) to provide Roche with our EvoT4 DNA™ ligase high-performance molecular diagnostic enzyme. The royalty bearing license grants Roche worldwide rights to include the EvoT4 DNA™ ligase in its nucleic acid sequencing products and workflows. Under the license agreement, we received an initial collaboration fee payment of $0.8 million within 45 days of the effective date of the agreement, and we received an additional $0.9 million milestone payment after the completion of technology transfer in October 2020. The agreement also contemplates milestone payments to Codexis upon the achievement of various development and commercialization events and royalty payments from commercial sales of the enzyme. We recognized research and development fees of $0.9 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.
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
On execution of the Takeda Agreement in March 2020, we received an upfront nonrefundable cash payment of $8.5 million and we initiated activities under three Program Plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency respectively (the “Initial Programs”). In May 2021, Takeda elected to exercise its option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result, we received the option exercise fee during the third quarter of 2021. Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) reimbursement of research and development fees and preclinical development milestones for the three initial programs of $10.5 million, in aggregate, and $8.3 million for the fourth program, (ii) clinical development and commercialization-based milestones, per target gene, of up to $100.0 million and (iii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits.
Revenue recognized relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of $7.4 million and $13.2 million in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had deferred revenue balances of $2.2 million and $1.5 million, respectively.

Master Collaboration and Research Agreement and Stock Purchase Agreement
In June 2020, we entered into a Stock Purchase Agreement with MAI in which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the June 2020, transaction, John Nicols, our President and Chief Executive Officer, joined MAI’s board of directors. For additional information, see Note 14, "Related Party Transactions".
Concurrent with our initial equity investment, we entered into a Master Collaboration and Research Agreement with MAI (the “MAI Agreement”) in June 2020, pursuant to which we are performing services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's preferred stock. Based on these services, the Company is eligible to earn additional shares of MAI's preferred stock. MAI will combine its advanced chemistries with our enzymes to drive the process to commercialization. We are eligible to earn such non-monetary payments over 14 months, and any such shares would be issued thirty days in arrears after each calendar quarter-end. We are also eligible to receive amounts for bonuses, targets and milestones on achievement of timeline and project goals specified in the statement of work ("SOW"). Payments for bonuses, targets and milestones on achievement of timeline and project goals are to be issued thirty days after the Company provides notification of completion. Under the MAI Agreement, we will have the right to use and sell the engineered enzymes to third parties for any purpose other than for the synthesis of native DNA. Under the MAI Agreement, we would make a $0.5 million payment to MAI upon our achievement of a milestone of $5.0 million in aggregate commercial sales to third parties of the engineered enzymes or any product incorporating or derived from the engineered enzymes for any purpose other than the synthesis of native DNA. The MAI Agreement contemplates that we and MAI will enter into a Commercialization and Enzyme Supply Agreement (the “CESA”) within six months following the completion of certain timelines specified in the SOW. In addition, we and MAI have agreed to certain terms to be contained within the CESA in the event that the CESA becomes executed in the future. Those include: (a) that MAI would receive an exclusive license to use the DNA polymerase enzymes engineering by us under the MAI Agreement in the synthesis of native DNA and a non-exclusive license to use these enzymes for research and development on the synthesis of non-native DNA, and (b) we would become the exclusive manufacturer of these enzymes for MAI, its affiliates and licensees.
We received 3,491,505 and 714,171 shares of MAI's Series A and B preferred stock and recognized $2.0 million and $0.9 million from these services in the years ended December 31, 2021 and 2020, respectively. Payment for the services rendered was received in the form of additional MAI Series A and Series B preferred stock.
Pfizer purchase orders

In the first and second quarters of 2021, we began to receive purchase orders from Pfizer, Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir. Pfizer markets, sells and distributes nirmatrelvir, in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product, which received emergency use authorization by the U.S. Food and Drug Administration (“FDA”) in late 2021 for the treatment of COVID-19 infections in humans.
We recognized product revenue of $34.5 million from the sale of quantities of CDX-616 enzyme products to Pfizer in 2021. Revenues recognized by us from the sale to Pfizer comprised 33% of our total revenues for the year ended December 31, 2021. As of December 31, 2021, we recorded revenue and contract assets of $1.7 million from the sale of this enzyme product that were recognized over time based on the progress of the manufacturing process.
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
We determine gains or losses on the sale or extinguishment of non-marketable debt securities using a specific identification method. Unrealized gains and losses from bifurcated embedded derivatives, which represent share-settled redemption features, are recorded as other expense, net, in the consolidated statements of operations. Unrealized gains and losses on non-marketable debt securities are recorded as a component of other comprehensive loss until realized. Realized gains or losses are recorded as a component of other income (expense), net.

In November 2020, we purchased convertible subordinated notes issued by Arzeda Corp., an early-stage computational protein design company, for $1.0 million. The investment was classified as available-for-sale non-marketable interest-bearing debt securities with a carrying value of $1.0 million as of December 31, 2020. In July 2021, we converted the non-marketable debt security with a carrying value of $1.3 million into 207,070 shares of Series B-2 preferred stock of Arzeda Corp. During the year ended December 31, 2021, we recognized $0.3 million in interest income from interest earned on our investment in this debt security.

There were no investments in non-marketable debt securities at December 31, 2021. As of December 31, 2020, the adjusted cost, carrying value and fair value of the non-marketable debt security is the following (in thousands):

	December 31, 2020
	Adjusted Cost and Carrying Value	Fair Value
Non-marketable debt securities due in 1 year or less	$1,000	$1,000
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable market value and primarily relate to our investments in MAI and Arzeda Corp. These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar security of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy because we estimate the fair value of these using the observable transaction price paid by third party investors for the same or similar security of the same issuers. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other income (expense), net in the consolidated statements of operations.
For the year ended December 31, 2021, we recognized a $1.0 million unrealized gain in other income (expense), net, in the consolidated statements of operations, and included as adjustment to the carrying value of our investment in MAI based on an analysis of observed transaction price from MAI's recent round of financing during the third and fourth quarter of 2021. There was no remeasurement event for our investment in MAI and Arzeda Corp that occurred during the remainder of 2021. We recognized no realized gains or losses during the years ended December 31, 2021 and 2020. The carrying value of our investment in MAI was $12.7 million and $1.5 million at December 31, 2021 and December 31, 2020, respectively. The carrying value of our investment in Arzeda Corp. was $1.3 million at December 31, 2021.
The following table presents the carrying value of non-marketable equity securities (in thousands):

	December 31, 2021	December 31, 2020
Non-marketable equity securities	$14,002	$1,450

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis at December 31, 2021 and 2020 by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$86,095	$—	$—	$86,095

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$127,567	$—	$—	$127,567
Non-marketable debt security	—	—	1,000	1,000
Total	$127,567	$—	$1,000	$128,567
During the years ended December 31, 2021 and 2020, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.

Note 8. Balance Sheet Details
Cash Equivalents
Cash equivalents consisted of the following (in thousands):

	December 31, 2021		December 31, 2020
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$86,095	$86,095	$127,567	$127,567

(1) Money market funds are classified in cash and cash equivalents on our consolidated balance sheets. Average contractual maturities (in days) is not applicable.
As of December 31, 2021, the total cash and cash equivalents balance of $116.8 million consisted of money market funds of $86.1 million and cash of $30.7 million held with major financial institutions. As of December 31, 2020, the total cash and cash equivalents balance of $149.1 million consisted of money market funds of $127.6 million and cash of $21.5 million held with major financial institutions.
Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$49	$77
Work in process	65	82
Finished goods	1,046	805
Inventories	$1,160	$964

Inventories are recorded net of reserves of $1.4 million and $1.5 million as of December 31, 2021 and December 31, 2020 respectively.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment (1)	$33,101	$25,468
Leasehold improvements	16,117	10,785
Computer equipment and software	3,481	3,192
Office equipment and furniture	1,297	1,246
Construction in progress (2)	3,231	2,357
Property and equipment	57,227	43,048
Less: accumulated depreciation and amortization	(35,882)	(33,373)
Property and equipment, net	$21,345	$9,675

(1) Fully depreciated property and equipment with a cost of $0.6 million and $1.8 million were retired during the years ended December 31, 2021 and 2020, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation expense	$3,113	$1,950	$1,570
Goodwill
Goodwill had a carrying value of $3.2 million as of December 31, 2021 and 2020.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued purchases	$6,755	$7,170
Accrued professional and outside service fees	5,147	2,589
Other	676	513
Total	$12,578	$10,272
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
As of December 31, 2021, total shares remaining available for issuance under the 2019 Plan were 5.9 million shares.
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

Restricted Stock Units ("RSUs")
We also grant employees RSUs, which generally vest over either a three year period with 33% of the shares subject to the RSUs vesting on each yearly anniversary of the vesting commencement date or over a four-year period with 25% of the shares subject to the RSU vesting on each yearly anniversary of the vesting commencement date, in each case contingent upon such employee’s continued service on such vesting date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We may grant RSUs with different vesting terms from time to time.
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
In 2021, we awarded PSUs ("2021 PSUs") and PBOs ("2021 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including corporate revenue, performance enzyme segment gross margin, major new biotherapeutics publicity events, strategic performance enzyme and biotherapeutics deliverables, safety, and technology and strategic plan development. As of December 31, 2021, we estimated that the 2021 PSUs and 2021 PBOs performance goals would be achieved at 146% and 73% of the target level, respectively, and recognized stock-based compensation expenses accordingly.

In 2020, we awarded PSUs ("2020 PSUs") and PBOs ("2020 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including corporate revenue, performance enzyme segment gross margin, major new biotherapeutics publicity events, strategic performance enzyme and biotherapeutics deliverables, and strategic plan development. In the first quarter of 2021, we determined that the 2020 PSUs and 2020 PBOs performance goals had been achieved at 88% and 44% of the target level, respectively, and recognized the stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2020 PSUs and PBOs vested in the first quarter of 2021 and 50% of the shares underlying the 2020 PSUs and PBOs will vest in the first quarter of 2022, in each case, subject to the recipient’s continued service on each vesting date.
In 2019, we awarded PSUs ("2019 PSUs") and PBOs ("2019 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including sustained revenue and performance enzyme growth, strategic advancement of biotherapeutics, cash balance and strategic plan development. In the first quarter of 2020, we determined that the 2019 PSUs and 2019 PBOs performance goals had been achieved at 84% and 42% of the target level, respectively, and recognized the stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2019 PSUs and PBOs vested in the first quarter of 2020 and 50% of the shares underlying the 2019 PSUs and PBOs vested in the first quarter of 2021, in each case subject to the recipient’s continued service on each vesting date.
Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$2,353	$1,620	$1,562
Selling, general and administrative	9,240	6,108	5,381
Total	$11,593	$7,728	$6,943
The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$2,764	$2,381	$2,149
RSUs and RSAs	2,768	2,231	1,805
PSUs	2,333	1,160	1,087
PBOs	3,728	1,956	1,902
Total	$11,593	$7,728	$6,943
Grant Award Activities:
Stock Option Awards
We estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarizes the weighted-average assumptions used to estimate the fair value of employee and non-employee stock options granted:

	Year Ended December 31,
	2021	2020	2019
Expected life (years)	5.6	5.3	5.6
Volatility	52.5%	50.4%	55.3%
Risk-free interest rate	0.8%	1.0%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%
The following summarizes the weighted-average assumptions used to estimate the fair value of 9,000 and 76,000 shares of stock options granted to non-employees for services valued at $0.1 million and $0.4 million during the years ended December 31, 2021 and 2020 respectively:

	Year Ended December 31,
	2021	2020
Expected life (years)	5.6	5.4
Volatility	54.1%	51.6%
Risk-free interest rate	0.9%	0.4%
Expected dividend yield	0.0%	0.0%
The weighted average grant date fair value per share of non-employee stock options granted respectively in 2021 and 2020 was $11.29 and $5.04. The Company did not grant shares of stock options to non-employees during the year ended December 31, 2019.

The following tables summarizes stock option activities:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In Thousands)
Outstanding at December 31, 2018	4,112	$4.81
Granted	406	$20.68
Exercised	(1,045)	$4.50
Forfeited/Expired	(326)	$11.01
Outstanding at December 31, 2019	3,147	$6.31
Granted	496	$13.30
Exercised	(210)	$6.30
Forfeited/Expired	(48)	$16.71
Outstanding at December 31, 2020	3,385	$7.19
Granted	286	$26.85
Exercised	(664)	$6.96
Forfeited/Expired	(72)	$17.99
Outstanding at December 31, 2021	2,935	$8.90

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Outstanding at December 31, 2021	2,935	$8.90	5.0	$65,963
Exercisable at December 31, 2021	2,861	$8.56	4.9	$65,186
Vested and expected to vest at December 31, 2021	2,338	$5.99	4.2	$59,103

The weighted average grant date fair value per share of employee stock options granted in 2021, 2020 and 2019 were $12.80, $6.03 and $10.77, respectively. The total intrinsic value of options exercised in 2021, 2020 and 2019 were $14.9 million, $1.8 million and $13.6 million, respectively.
As of December 31, 2021, there was $4.4 million of unrecognized stock-based compensation, net of expected forfeitures, related to unvested stock options, which we expect to recognize over a weighted average period of 2.4 years.

Restricted Stock Awards ("RSAs")
The following table summarizes RSA activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2018	55	$12.83
Granted	40	$17.18
Vested	(56)	$12.83
Forfeited/Expired	(4)	$17.18
Non-vested balance at December 31, 2019	35	$17.18
Granted	96	$11.44
Vested	(35)	$17.18
Non-vested balance at December 31, 2020	96	$11.44
Granted	46	$21.91
Vested	(62)	$11.31
Non-vested balance at December 31, 2021	80	$17.53

The total fair value, as of the vesting date, of RSAs vested in fiscal 2021, 2020 and 2019 were $1.3 million, $0.4 million and $1.0 million respectively.
As of December 31, 2021, there was $0.7 million of unrecognized stock-based compensation cost related to non-vested RSAs, which we expect to recognize over a weighted average period of 1.1 years.
Restricted Stock Units ("RSUs")
The following table summarizes RSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2018	348	$5.66
Granted	72	$19.19
Vested	(210)	$5.03
Forfeited/Expired	(9)	$13.60
Non-vested balance at December 31, 2019	201	$10.76
Granted	156	$14.22
Vested	(168)	$10.05
Forfeited/Expired	(13)	$15.16
Non-vested balance at December 31, 2020	176	$14.17
Granted	163	$26.59
Vested	(70)	$13.57
Forfeited/Expired	(37)	$21.89
Non-vested balance at December 31, 2021	232	$21.83

The total fair value, as of the vesting date, of RSUs vested in fiscal 2021, 2020 and 2019 were $1.8 million, $2.1 million and $4.1 million respectively.
As of December 31, 2021, there was $2.8 million of unrecognized stock-based compensation cost related to non-vested RSUs, which we expect to recognize over a weighted average period of 1.6 years.

Performance-Contingent Restricted Stock Units ("PSUs")
The following table summarizes PSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2018	240	$7.48
Granted	95	$14.98
Vested	(200)	$6.58
Forfeited/Expired	(15)	$15.58
Non-vested balance at December 31, 2019	120	$13.88
Granted	124	$13.59
Vested	(107)	$11.28
Forfeited/Expired	(6)	$21.80
Non-vested balance at December 31, 2020	131	$15.34
Granted	82	$26.16
Vested	(66)	$16.14
Forfeited/Expired	(19)	$19.38
Non-vested balance at December 31, 2021	128	$21.24
The total fair value, as of the vesting date, of PSUs vested in the years ended December 31, 2021, 2020, and 2019 were $1.3 million, $1.3 million, and $3.8 million, respectively.
As of December 31, 2021, there was $1.0 million of unrecognized stock-based compensation cost related to non-vested PSUs, which we expect to recognize over a weighted average period of 0.5 years.
Performance Based Options ("PBOs")
We estimated the fair value of PBOs using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarize the ranges of weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Year Ended December 31,
	2021	2020	2019
Expected life (years)	5.5	5.3	5.6
Volatility	51.9%	49.9%	55.8%
Risk-free interest rate	0.7%	1.3%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%

The following tables summarizes PBO activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Outstanding at December 31, 2018	1,582	$3.47
Granted	718	$11.44
Exercised	(422)	$3.17
Forfeited/Expired	(618)	$10.34
Outstanding at December 31, 2019	1,260	$4.75
Granted	689	$6.37
Forfeited/Expired	(389)	$6.42
Outstanding at December 31, 2020	1,560	$5.05
Granted	433	$12.23
Exercised	(35)	$9.02
Forfeited/Expired	(118)	$12.23
Outstanding at December 31, 2021	1,840	$4.11

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Exercisable at December 31, 2021	1,374	$9.08	6.0	$30,809
Vested and expected to vest at December 31, 2021	1,784	$12.11	6.6	$34,263

The total fair value of exercised PBOs for 2021, 2020 and 2019, was $0.3 million, nil and $1.3 million, respectively.
As of December 31, 2021, there was $1.3 million of unrecognized stock-based compensation cost related to non-vested PBOs, which we expect to recognize over a weighted average period of 1.0 years.
Note 10. Capital Stock
Equity Distribution Agreement

We filed a Registration Statement on Form S-3 with the SEC, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. The registration statement became effective on May 7, 2021. In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an“at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended.

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

During the year ended December 31, 2021, no shares of our common stock were issued pursuant to the EDA. As of December 31, 2021, $50.0 million of shares remained available for sale under the EDA.

Public Offerings
In December 2020, we completed an underwritten public offering in which we issued and sold 4.9 million shares of our common stock, par value $0.0001 per share, at a public offering price of $17.50 per share. We received gross proceeds of $86.3 million, net of underwriting discounts and commissions of $5.2 million and direct offering expenses of $0.3 million for net proceeds of $80.8 million.
Private Placement
In June 2019, we entered into a Securities Purchase Agreement with an affiliate of Casdin Capital, LLC ("Casdin") pursuant to which we issued and sold to Casdin 3,048,780 shares of our common stock at a purchase price of $16.40 per share. After deducting issuance costs of $0.1 million from the Private Offering, our net proceeds were $49.9 million. The Private Offering was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act, and Regulation D under the Securities Act.
Note 11. 401(k) Plan
In January 2005, we implemented a 401(k) Plan covering certain employees. Currently, all of our United States based employees over the age of 18 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation up to a certain annual limit and contribute these amounts to the 401(k) Plan. We may make matching or other contributions to the 401(k) Plan on behalf of eligible employees. We recorded employer matching contributions expense of $1.1 million, $0.8 million, and $0.7 million in the years ended December 31, 2021, 2020, and 2019, respectively.

Note 12. Income Taxes
Our loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(21,037)	$(23,452)	$(11,751)
Foreign	(53)	(219)	(167)
Loss before provision for income taxes	$(21,090)	$(23,671)	$(11,918)

The tax provision for the years ended December 31, 2021, 2020 and 2019 consists primarily of taxes attributable to foreign operations. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision:
State	$—	$5	$5
Foreign	198	342	18
Total current provision	$198	$347	$23
Deferred benefit:
Foreign	(9)	(8)	(6)
Total deferred benefit	$(9)	$(8)	$(6)
Provision for income taxes	$189	$339	$17

Reconciliation of the provision for income taxes calculated at the statutory rate to our provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax benefit at federal statutory rate	$(4,429)	$(4,971)	$(2,503)
State taxes	(2,235)	(708)	(1,120)
Research and development credits	(1,132)	(811)	(693)
Foreign operations taxed at different rates	80	245	1
Stock-based compensation	(2,698)	140	(3,599)
Other nondeductible items	711	61	498
Executive compensation	257	24	872
Change in valuation allowance	9,635	6,359	6,561
Provision for income taxes	$189	$339	$17

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$78,525	$72,530
Credits	11,895	9,914
Deferred revenues	1,490	1,080
Stock-based compensation	3,946	2,576
Reserves and accruals	2,928	1,914
Depreciation	514	1,115
Intangible assets	1,356	1,714
Capital losses	26	25
Unrealized gain/loss	418	400
Lease liability	11,206	5,626
Other assets	122	100
Total deferred tax assets:	112,426	96,994
Valuation allowance	(101,762)	(92,126)
Deferred tax liabilities:
Right-of-use assets	(10,373)	(4,848)
Other	(314)	(52)
Total deferred tax liabilities:	(10,687)	(4,900)
Net deferred tax liabilities	$(23)	$(32)

ASC 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance against our deferred tax assets. Accordingly, the net deferred tax assets in all our jurisdictions have been fully reserved by a valuation allowance. The net valuation allowance increased by $9.6 million during the year ended December 31, 2021, increased by $6.4 million during the year ended December 31, 2020, and increased by $6.5 million during the year ended December 31, 2019. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

The following table sets forth our federal, state and foreign NOL carryforwards and federal research and development tax credits as of December 31, 2021 (in thousands):

	December 31, 2021
	Amount	Expiration Years
Net operating losses, federal	$224,475	2022-2037
Net operating losses, federal	$108,314	Do not expire
Net operating losses, state	$138,770	2028-2041
Tax credits, federal	$12,917	2023-2041
Tax credits, state	$14,126	Do not expire
Net operating losses, foreign	$—	Various

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
In 2014, we determined that the undistributed earnings of our India subsidiary will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $23 thousand and $32 thousand as of December 31, 2021 and 2020 respectively, for local taxes that would be incurred upon repatriation.
We apply the provisions of ASC 740 to account for uncertain income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$12,683	$11,330	$9,980
Additions based on tax positions related to current year	2,206	1,357	1,362
Additions to tax position of prior years	372	—	—
Reductions to tax position of prior years	—	(4)	(12)
Balance at end of year	$15,261	$12,683	$11,330

We recognize interest and penalties as a component of our income tax expense. Total interest and penalties recognized in the consolidated statements of operations were $61 thousand, $39 thousand and $32 thousand in 2021, 2020 and 2019, respectively. Total penalties and interest recognized in the balance sheet was $0.5 million, $0.4 million and $0.4 million as of December 31, 2021, 2020 and 2019, respectively. The total unrecognized tax benefits that, if recognized currently, would impact our company’s effective tax rate were $0.3 million as of December 31, 2021, 2020 and 2019. We do not expect any material changes to our uncertain tax positions within the next 12 months. We are not subject to examination by United States federal or state tax authorities for years prior to 2002 and foreign tax authorities for years prior to 2014.

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
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of December 31, 2021 and 2020, and are recorded as non-current restricted cash on the consolidated balance sheets.
We entered into a short-term office lease in San Carlos, California during the second quarter of 2021 and this lease will expire in April 2022. Our remaining future commitment pursuant to this lease is $40 thousand as of December 31, 2021.
In January 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC (“ARE”) to lease a portion of a facility comprising approximately 36,593 rentable square feet in San Carlos, California to serve as additional office and research and development laboratory space (the “San Carlos Space”). The budget provided a net tenant improvement allowance of $6.3 million and an additional allowance of up to $2.7 million. ARE will have an enforceable right to payment by us in the form of equal monthly additional rent payments at a certain interest rate through the lease term for the additional allowance. The terms include an initial annualized base rent of $2.5 million, subject to scheduled 3% annual rent increases, an annualized additional allowance payment of $0.4 million, plus certain operating expenses. The lease has a 10-year term from the lease commencement date with one option to extend the term for an additional period of 5 years. We have provided ARE with a $0.5 million security deposit in the form of a letter of credit. We have the right to sublease the facility, subject to landlord consent. We commenced occupancy of the San Carlos Space in December 2021 and recognized the right of use asset and the corresponding operating lease liability.
We are required to restore certain areas of the Redwood City and San Carlos facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.4 million and $0.2 million as of December 31, 2021 and 2020, respectively, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in 2021 and 2020.
Lease and other information

Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amortization of right-of-use assets	$106	$152	$217
Interest on lease obligations	—	1	10
Finance lease costs	106	153	227
Operating lease cost	4,396	3,879	4,556
Short-term lease costs (1)	70	47	—
Sublease income	—	(55)	(957)
Total lease cost (2)	$4,572	$4,024	$3,826
(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.
Amounts included in measurement of lease obligations:

	Year Ended December 31,
	2021	2020	2019
Cash paid:
Operating cash flows from operating leases	$4,197	$2,816	$3,279
Operating cash flow from finance leases	$—	$1	$10
Financing cash flows from finance leases	$—	$60	$242
Non-cash activity:
Operating Lease - Right-of-use assets obtained in exchange for lease liabilities	$25,445	$—	$26,617
Finance Lease - Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$493

		Operating Lease	Finance Lease
Other information:
Weighted-average remaining lease term (in years)		7.9 years	—
Weighted-average discount rate		5.6%	—
As of December 31, 2021, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2022	$6,500
2023	7,571
2024	7,785
2025	8,007
2026	8,235
Thereafter	20,718
Total minimum lease payments	58,816
Less: imputed interest	11,162
Lease obligations	$47,654

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Manufacture and supply agreement with expected future payment date of December 2022	April 2016	$101
Development and manufacturing services agreements	September 2019	2,469
Facility maintenance agreement	September 2021	1,475
Total other commitments		$4,045

Credit Facility
In June 30, 2017, we entered into a credit facility (the "Credit Facility") with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances ("Advances") under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. In September 2021, we entered into the Ninth Amendment to the Credit Facility whereby we may draw on the Term Debt and the Revolving Line of Credit at any time prior to December 31, 2021 and October 1, 2024, respectively. The right to take draws on the Term Debt expired on December 31, 2021 and no amounts were drawn under the Credit Facility as of December 31, 2021. On October 1, 2024, loans drawn under the Revolving Line of Credit terminate. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenue levels and maintaining certain minimum cash levels with the lender. The Credit Facility's financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facility and our cash. At December 31, 2021, we were in compliance with the covenants for the Credit Facility.
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
Note 14. Related Party Transactions
Molecular Assemblies, Inc.

In June 2020, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the transaction, John Nicols, our President and Chief Executive Officer, also joined MAI’s board of directors. Concurrently with our initial equity investment, we entered into the MAI Agreement with MAI, pursuant to which we are performing services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A preferred stock. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million. In September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million. In the fourth quarter of 2021, we became eligible to receive the primary milestone payment of $1.0 million which we received in the form of additional of 1,587,049 Series B preferred stock during December 2021.
We recognized $2.0 million and $0.9 million in research and development revenue from transactions with MAI in the years ended December 31, 2021 and 2020, respectively. We received 3,491,505 and 714,171 shares of MAI's Series A and B preferred stock from research and development services we provided to MAI for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we have 16,705,320 shares of MAI's Series A and B preferred stock that we have earned or purchased since executing the Stock Purchase Agreement with MAI.
The carrying value of our investment in MAI Series A and B preferred stock was $12.7 million and $1.5 million at December 31, 2021 and 2020, respectively. We had $0.2 million and nil in deferred revenue as of December 31, 2021 and 2020, respectively, and nil and $0.5 million in contract assets due from MAI for services rendered as of December 31, 2021 and 2020, respectively. Payment for the services rendered was received in the form of additional Series A and Series B preferred stock. For additional information, see Note 5, "Collaborative Arrangements".
AstraZeneca PLC
Pam P. Cheng, who served as a member of our board of directors until June 2020, joined AstraZeneca PLC as Executive Vice President, Operations and Information Technology in June 2015. We sold biocatalyst products to AstraZeneca PLC and its controlled purchasing agents and contract manufacturers. We recognized $0.1 million of revenue in 2020, through the date of Ms. Cheng's departure from our board of directors. As of December 31, 2020, we had no receivables from AstraZeneca PLC and its controlled purchasing agents and contract manufacturers that was generated during the related party period.
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

The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$70,657	$—	$70,657	$30,220	$—	$30,220
Research and development revenue	19,858	14,239	34,097	17,886	20,950	38,836
Total revenues	90,515	14,239	104,754	48,106	20,950	69,056
Costs and operating expenses:
Cost of product revenue	22,209	—	22,209	13,742	—	13,742
Research and development (1)	23,140	30,219	53,359	20,923	21,705	42,628
Selling, general and administrative(1)	12,105	2,755	14,860	9,597	2,355	11,952
Total segment costs and operating expenses	57,454	32,974	90,428	44,262	24,060	68,322
Income (loss) from operations	$33,061	$(18,735)	14,326	$3,844	$(3,110)	734
Corporate costs (2)			(32,201)			(22,306)
Depreciation and amortization			(3,215)			(2,099)
Loss before income taxes			$(21,090)			$(23,671)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income (expense), net.

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$30,220	$—	$30,220	$29,465	$—	$29,465
Research and development revenue	17,886	20,950	38,836	28,691	10,302	38,993
Total revenues	48,106	20,950	69,056	58,156	10,302	68,458
Costs and operating expenses:
Cost of product revenue	13,742	—	13,742	15,632	—	15,632
Research and development (1)	20,923	21,705	42,628	19,380	13,278	32,658
Selling, general and administrative(1)	9,597	2,355	11,952	8,462	2,222	10,684
Total segment costs and operating expenses	44,262	24,060	68,322	43,474	15,500	58,974
Income (loss) from operations	$3,844	$(3,110)	734	$14,682	$(5,198)	9,484
Corporate costs (2)			(22,306)			(19,624)
Depreciation and amortization			(2,099)			(1,778)
Loss before income taxes			$(23,671)			$(11,918)

(1) For the years ended December 31, 2020 and 2019, research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income (expense), net.

The following table provides stock-based compensation expense included in income (loss) from operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Performance Enzymes	$4,514	$2,970	$2,303
Novel Biotherapeutics	1,100	768	695
Corporate cost	5,979	3,990	3,945
Total	$11,593	$7,728	$6,943

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues For the Year Ended December 31,
	2021	2020	2019
Customer A	33%	*	*
Customer B	11%	26%	28%
Customer C	*	19%	*
Customer D	*	11%	15%
Customer E	*	*	23%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	As of December 31,
	2021	2020
Customer A	62%	*
Customer B	*	32%
Customer D	*	13%
Customer E	*	25%
* Percentage was less than 10%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues
Americas	$23,481	$24,352	$13,039
EMEA	20,187	19,257	37,133
APAC	61,086	25,447	18,286
Total revenues	$104,754	$69,056	$68,458

Identifiable long-lived assets by location were as follows (in thousands):

	December 31,
	2021	2020
United States	$65,457	$31,176

Identifiable goodwill was as follows (in thousands):`

	December 31, 2021			December 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241	$2,463	$778	$3,241

Note 16. Allowance for Credit Losses
The following summarizes the receivables allowance for credit losses (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of period	$74	$34	$34
Provision for credit losses	342	40	—
Balance at end of period	$416	$74	$34

The following tables below summarizes accounts receivable by aging category (in thousands):

	December 31, 2021
	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Current	Total balance
Accounts receivable	$536	$569	$1,151	$2,256	$22,697	$24,953

	December 31, 2020
	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Current	Total balance
Accounts receivable	$489	$7	$—	$496	$13,398	$13,894

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.
Our internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2021, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and our Nominating and Corporate Governance Committee, and our Audit Committee is incorporated by reference from the information that will be set forth in the sections under the headings “Election of Directors,” “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in the 2022 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information that will be set forth in the 2022 Proxy Statement under the headings “Executive Compensation,” and “Corporate Governance Matters.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information that will be set forth in the 2022 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Information Concerning Voting and Solicitation—Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information that will be set forth in the 2022 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information that will be set forth in the 2022 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.1	Reference is made to Exhibits 3.1 through 3.3.

4.2	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

4.3	Description of Codexis' Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1A*	Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of February 1, 2004.

10.1B*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of June 1, 2004.

10.1C*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 9, 2007.

10.1D*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 31, 2008.

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

10.10F
Amendment No. 5 to Sitagliptin Catalysts Supply Agreement, effective as of July 1, 2021, by and between the Company and Merck Sharp and Dohme Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021).

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

Exhibit No.	Description
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

10.13A***	Platform Technology Transfer and License Agreement by and between the Company and Merck Sharp & Dohme Corp., dated as of August 3, 2015.

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

Exhibit No.	Description
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

10.16J
Ninth Amendment to Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of September 30, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 5, 2021).

10.17
Lease Agreement by and between the Company and ARE-SAN FRANCISCO NO. 63, LLC dated as of January 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021).

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, (vi) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 and (vii) Notes to Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.
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

CODEXIS, INC.

Date:	February 28, 2022	By:	/s/ John J. Nicols
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

SIGNATURE	TITLE		DATE

/s/ John J. Nicols	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 28, 2022
John J. Nicols

/s/ Ross Taylor	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 28, 2022
Ross Taylor

/s/ Byron L. Dorgan	Chairman of the Board of Directors	Date:	February 28, 2022
Byron L. Dorgan

/s/ Jennifer Aaker	Director	Date:	February 28, 2022
Jennifer Aaker

/s/ Stephen Dilly	Director	Date:	February 28, 2022
Stephen Dilly

/s/ Esther Martinborough	Director	Date:	February 28, 2022
Esther Martinborough

/s/ Alison Moore	Director	Date:	February 28, 2022
Alison Moore

/s/ David V. Smith	Director	Date:	February 28, 2022
David V. Smith

/s/ Dennis P. Wolf	Director	Date:	February 28, 2022
Dennis P. Wolf

/s/ Patrick Y. Yang	Director	Date:	February 28, 2022
Patrick Y. Yang