Form 10-Q
period 2022-06-30
CODEXIS, INC.
filed 2022-08-05
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2022, there were 65,494,096 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$90,113	$116,797
Restricted cash, current	546	579
Financial assets:
Accounts receivable	29,200	24,953
Contract assets	11,287	4,557
Unbilled receivables	8,543	8,558
Total financial assets	49,030	38,068
Less: allowances	(109)	(416)
Total financial assets, net	48,921	37,652
Inventories	1,718	1,160
Prepaid expenses and other current assets	3,985	5,700
Total current assets	145,283	161,888
Restricted cash	1,520	1,519
Investment in non-marketable equity securities ($12,713 and $12,713 with a related party)	19,302	14,002
Right-of-use assets - Operating leases, net	41,706	44,095
Right-of-use assets - Finance leases, net	—	17
Property and equipment, net	23,694	21,345
Goodwill	3,241	3,241
Other non-current assets	224	276
Total assets	$234,970	$246,383
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,015	$2,995
Accrued compensation	7,732	11,119
Other accrued liabilities	12,934	12,578
Current portion of lease obligations - Operating leases	5,103	4,093
Deferred revenue ($0 and $245 to a related party)	2,230	2,586
Total current liabilities	30,014	33,371
Deferred revenue, net of current portion	3,151	3,749
Long-term lease obligations - Operating leases	41,006	43,561
Other long-term liabilities	1,340	1,311
Total liabilities	75,511	81,992
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 65,494 shares and 65,109 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	558,147	552,083
Accumulated deficit	(398,694)	(387,698)
Total stockholders' equity	159,459	164,391
Total liabilities and stockholders' equity	$234,970	$246,383

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenue ($143, $0, $143 and $0 from a related party)	$34,645	$14,717	$65,335	$24,943
Research and development revenue ($0, $344, $245 and $476 from a related party)	3,761	10,736	8,411	18,542
Total revenues	38,406	25,453	73,746	43,485
Costs and operating expenses:
Cost of product revenue	11,270	4,318	19,791	8,536
Research and development	19,089	12,826	38,590	24,397
Selling, general and administrative	10,656	12,795	26,360	24,193
Total costs and operating expenses	41,015	29,939	84,741	57,126
Loss from operations	(2,609)	(4,486)	(10,995)	(13,641)
Interest income	140	206	182	382
Other income (expense), net	(63)	23	(66)	(63)
Loss before income taxes	(2,532)	(4,257)	(10,879)	(13,322)
Provision for income taxes	108	8	117	11
Net loss	$(2,640)	$(4,265)	$(10,996)	$(13,333)

Net loss per share, basic and diluted	$(0.04)	$(0.07)	$(0.17)	$(0.21)

Weighted average common stock shares used in computing net loss per share, basic and diluted	65,288	64,434	65,193	64,363

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2022	Shares	Amount

Balance as of April 1, 2022	65,304	$6	$554,683	$(396,054)	$158,635
Exercise of stock options	97	—	251	—	251
Release of stock awards	95	—	—	—	—
Employee stock-based compensation	—	—	3,174	—	3,174
Non-employee stock-based compensation	—	—	57	—	57
Taxes paid related to net share settlement of equity awards	(2)	—	(18)	—	(18)
Net loss	—	—	—	(2,640)	(2,640)
Balance as of June 30, 2022	65,494	$6	$558,147	$(398,694)	$159,459

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2021	Shares	Amount

Balance as of April 1, 2021	64,488	$6	$539,220	$(375,487)	$163,739
Exercise of stock options	95	—	455	—	455
Release of stock awards	42	—	—	—	—
Employee stock-based compensation	—	—	2,779	—	2,779
Non-employee stock-based compensation	—	—	65	—	65
Taxes paid related to net share settlement of equity awards	(2)	—	—	—	—
Net loss	—	—	—	(4,265)	(4,265)
Balance as of June 30, 2021	64,623	$6	$542,519	$(379,752)	$162,773

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2022	Shares	Amount

Balance as of January 1, 2022	65,109	$6	$552,083	$(387,698)	$164,391
Exercise of stock options	175	—	432	—	432
Release of stock awards	285	—	—	—	—
Employee stock-based compensation	—	—	6,951	—	6,951
Non-employee stock-based compensation	—	—	118	—	118
Taxes paid related to net share settlement of equity awards	(75)	—	(1,437)	—	(1,437)
Net loss	—	—	—	(10,996)	(10,996)
Balance as of June 30, 2022	65,494	$6	$558,147	$(398,694)	$159,459

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2021	Shares	Amount

Balance as of January 1, 2021	64,283	$6	$536,516	$(366,419)	$170,103
Exercise of stock options	213	—	1,678	—	1,678
Release of stock awards	181	—		—	—
Employee stock-based compensation	—	—	5,405	—	5,405
Non-employee stock-based compensation	—	—	126	—	126
Taxes paid related to net share settlement of equity awards	(54)	—	(1,206)	—	(1,206)
Net loss	—	—	—	(13,333)	(13,333)
Balance as of June 30, 2021	64,623	$6	$542,519	$(379,752)	$162,773

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(10,996)	$(13,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,556	1,375
Amortization expense - right-of-use assets - operating and finance leases	2,406	1,309
Stock-based compensation	7,069	5,531
Provision (recovery) for credit losses	(307)	—
Equity securities earned from research and development activities from a related party	(245)	(477)
Other non-cash items	(27)	(318)
Changes in operating assets and liabilities:
Financial assets	(10,962)	(7,521)
Inventories	(558)	(113)
Prepaid expenses and other assets	1,811	(170)
Accounts payable	(958)	436
Accrued compensation and other accrued liabilities	81	(404)
Other long-term liabilities	(2,527)	(1,314)
Deferred revenue	(710)	264
Net cash used in operating activities	(13,367)	(14,735)
Investing activities:
Purchase of property and equipment	(7,030)	(4,344)
Proceeds from sale of property and equipment	28	29
Investment in non-marketable securities	(5,300)	(630)
Net cash used in investing activities	(12,302)	(4,945)
Financing activities:
Proceeds from exercises of stock options	432	1,679
Costs incurred in connection with equity financing	(42)	—
Taxes paid related to net share settlement of equity awards	(1,437)	(1,206)
Net cash provided by (used in) financing activities	(1,047)	473
Net decrease in cash, cash equivalents and restricted cash	(26,716)	(19,207)
Cash, cash equivalents and restricted cash at the beginning of the period	118,895	150,817
Cash, cash equivalents and restricted cash at the end of the period	$92,179	$131,610

Supplemental disclosure of cash flow information:
Interest paid	$12	$3
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$409	$338

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of June 30, 2022 and 2021 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2022	2021
Cash and cash equivalents	$90,113	$129,506
Restricted cash, current and non-current	2,066	2,104
Total cash, cash equivalents and restricted cash	$92,179	$131,610

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
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future R&D services may continue to be impacted as a result of governmental orders ("Orders") and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the three and six months ended June 30, 2022. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence. Should these disruptions escalate in the future, they may negatively and materially impact our business. results of operations and financial condition.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2021.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2022, results of our operations for the three and six months ended June 30, 2022 and 2021, changes in stockholders' equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Recently issued accounting pronouncements not yet adopted
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2022, that are of significance or potential significance to us.

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
Segment information is as follows (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$34,645	$—	$34,645	$14,717	$—	$14,717
Research and development revenue	1,885	1,876	3,761	6,868	3,868	10,736
Total revenues	$36,530	$1,876	$38,406	$21,585	$3,868	$25,453

Primary geographical markets:
Americas	$2,307	$1,307	$3,614	$3,703	$2,141	$5,844
EMEA	4,121	569	4,690	4,442	1,727	6,169
APAC	30,102	—	30,102	13,440	—	13,440
Total revenues	$36,530	$1,876	$38,406	$21,585	$3,868	$25,453

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$65,335	$—	$65,335	$24,943	$—	$24,943
Research and development revenue	4,294	4,117	8,411	10,872	7,670	18,542
Total revenues	$69,629	$4,117	$73,746	$35,815	$7,670	$43,485

Primary geographical markets:
Americas	$4,861	$2,486	$7,347	$6,574	$4,199	$10,773
EMEA	7,186	1,631	8,817	8,979	3,471	12,450
APAC	57,582	—	57,582	20,262	—	20,262
Total revenues	$69,629	$4,117	$73,746	$35,815	$7,670	$43,485

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	June 30, 2022	December 31, 2021
Contract assets	$11,287	$4,557
Unbilled receivables	$8,543	$8,558
Contract costs	$36	$56
Contract liabilities: deferred revenue	$5,381	$6,335
We had no asset impairment charges related to financial assets in the three and six months ended June 30, 2022 and 2021.

The increase in contract assets was primarily due to increases in product revenue from contracts subject to over time revenue recognition. The nominal decrease in unbilled receivables was primarily due to the timing of billings. The decrease in deferred revenue was primarily due to timing of recognition of revenue.
We recognized the following revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue recognized in the period for:	2022	2021	2022	2021
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$441	$1,239	$1,413	$1,391
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(298)	4,306	(29)	4,336
Performance obligations satisfied from new activities in the period - contract revenue	38,263	19,908	72,362	37,758
Total revenues	$38,406	$25,453	$73,746	$43,485

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2022.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of June 30, 2022 (in thousands):

	Remainder of 2022	2023	2024	2025 and Thereafter	Total
Product revenue	$5	$67	$100	$2,876	$3,048
Research and development revenue	1,019	1,292	15	7	2,333
Total revenues	$1,024	$1,359	$115	$2,883	$5,381

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares issuable under the Equity Incentive Plan	5,792	5,366	5,792	5,366

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
In November 2020, we purchased convertible subordinated notes issued by Arzeda Corp. (“Arzeda”), an early-stage computational protein design company, for $1.0 million and the investment was classified as available-for-sale non-marketable interest-bearing debt securities. In July 2021, we converted the non-marketable debt security with a carrying value of $1.3 million into 207,070 shares of Series B-2 preferred stock of Arzeda Corp. During the three and six months ended June 30, 2021, we recognized $0.2 million and $0.3 million, respectively, in interest income from interest earned on our investment in this debt security.
There were no investments in non-marketable debt securities as of June 30, 2022 and December 31, 2021.
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
There was no remeasurement event for our investments in non-marketable equity securities that occurred during the three and six months ended June 30, 2022 and 2021. We recognized no realized gains or losses during the three and six months ended June 30, 2022 and 2021.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	June 30, 2022	December 31, 2021
Molecular Assemblies, Inc. (“MAI”)	$12,713	$12,713
seqWell	5,000	—
Arzeda	1,289	1,289
Other investments in non-marketable equity securities	300	—
Total non-marketable equity securities	$19,302	$14,002

Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$67,218	$—	$—	$67,218

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$86,095	$—	$—	$86,095

During the three and six months ended June 30, 2022 and 2021, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.
Note 7. Balance Sheets Details
Cash Equivalents
Cash equivalents as of June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$67,218	$67,218	$86,095	$86,095

(1) Money market funds are classified in cash and cash equivalents on our unaudited consolidated balance sheets. Average contractual maturities (in days) is not applicable.
As of June 30, 2022, the total cash and cash equivalents balance of $90.1 million consisted of money market funds of $67.2 million and cash of $22.9 million held with major financial institutions. As of December 31, 2021, the total cash and cash equivalents balance of $116.8 million consisted of money market funds of $86.1 million and cash of $30.7 million held with major financial institutions.
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$49	$49
Work-in-process	73	65
Finished goods	1,596	1,046
Inventories	$1,718	$1,160

Inventories are recorded net of reserves of $1.4 million as of June 30, 2022 and December 31, 2021.

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$38,378	$33,101
Leasehold improvements	16,609	16,117
Computer equipment and software	3,836	3,481
Office equipment and furniture	1,320	1,297
Construction in progress	1,670	3,231
Property and equipment	61,813	57,227
Less: accumulated depreciation and amortization	(38,119)	(35,882)
Property and equipment, net	$23,694	$21,345

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$1,341	$716	$2,556	$1,375

Goodwill
Goodwill had a carrying value of $3.2 million as of June 30, 2022 and December 31, 2021.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued purchases	$8,292	$6,755
Accrued professional and outside service fees	4,113	5,147
Other	529	676
Total	$12,934	$12,578

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
In the first quarter of 2022, we awarded PSUs ("2022 PSUs") and PBOs ("2022 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including total revenues, research and development revenue, product revenue (excluding sales of CDX-616 to Pfizer for its use in the manufacture of a critical intermediate for nirmatrelvir, an active pharmaceutical ingredient (API) in its PAXLOVID™ product), operating expenses excluding cost of product revenue, strategic performance enzyme deliverables, strategic biotherapeutics deliverables, organization and infrastructure upgrades, corporate developments, and significant events that can be publicly announced, subject to the recipient's continued service. As of June 30, 2022, we estimated that the 2022 PSUs and 2022 PBOs performance goals would be achieved at 92% and 46% of the target level, respectively, and recognized stock-based compensation expenses accordingly.
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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$959	$597	$1,895	$1,074
Selling, general and administrative	2,272	2,247	5,174	4,457
Total	$3,231	$2,844	$7,069	$5,531
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$794	$682	$1,600	$1,347
RSUs and RSAs	1,333	690	2,495	1,232
PSUs	442	573	1,314	1,043
PBOs	662	899	1,660	1,909
Total	$3,231	$2,844	$7,069	$5,531
As of June 30, 2022, unrecognized stock-based compensation expense, net of expected forfeitures, was $5.8 million related to unvested stock options, $8.4 million related to unvested RSUs and RSAs, $1.8 million related to unvested PSUs, and $3.5 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through 2026.
Note 9. Capital Stock
Exercise of Options
For the six months ended June 30, 2022 and June 30, 2021, we issued 174,600 and 212,631 shares, respectively, upon option exercises at a weighted-average exercise price of $2.47 and $8.03 per share, respectively, with net cash proceeds of $0.4 million and $1.7 million, respectively.
Equity Distribution Agreement
We filed a shelf Registration Statement on Form S-3 with the SEC, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. The registration statement became effective on May 7, 2021. In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended.

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
During the three and six months ended June 30, 2022, no shares of our common stock were issued pursuant to the EDA. As of June 30, 2022, $50.0 million worth of shares remained available for sale under the EDA.
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
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of June 30, 2022 and December 31, 2021, and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.
In January 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC (“ARE”) to lease a portion of a facility consisted of approximately 36,593 rentable square feet in San Carlos, California to serve as additional office and research and development laboratory space (the “San Carlos Space”). The terms include an initial annualized base rent of $2.5 million, subject to scheduled 3% annual rent increases, an annualized additional allowance payment of $0.4 million, plus certain operating expenses. The lease has a 10-year term from the lease commencement date of November 30, 2021 with one option to extend the term for an additional period of 5 years. We have provided ARE with a $0.5 million security deposit in the form of a letter of credit and we commenced occupancy of the San Carlos Space in December 2021. We have the right to sublease the facility, subject to landlord consent.
We entered into a short-term office lease in San Carlos, California during the second quarter of 2021 and this lease expired in April 2022. Our remaining future commitment pursuant to this lease is nil as of June 30, 2022.
We are required to restore certain areas of the Redwood City and San Carlos facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of 0.5 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and six months ended June 30, 2022 and 2021.

Lease and other information
Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease costs	$—	$27	$18	$53
Operating lease cost	1,829	1,033	3,660	2,065
Short-term lease costs (1)	10	10	40	10
Total lease cost (2)	$1,839	$1,070	$3,718	$2,128

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	7.5 years
Weighted-average discount rate	5.4%

	Six Months Ended June 30,
Cash paid:	2022	2021
Operating cash flows from operating leases	$2,817	$2,093
As of June 30, 2022, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2022 (remaining 6 months)	$3,688
2023	7,568
2024	7,783
2025	8,004
2026	8,232
2027 and thereafter	20,706
Total minimum lease payments	55,981
Less: imputed interest	9,872
Lease obligations	$46,109

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets
Current portion of lease obligations - Operating leases	$5,103
Long-term lease obligations - Operating leases	41,006
Total operating lease liabilities	$46,109

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

Other Commitment Agreement Type	Agreement Date	Future Minimum Payment
Development and manufacturing services agreements	Various	$3,970
Facility maintenance agreement	January 2022	1,450
Total other commitments		$5,420

Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. The right to take draws on the Term Debt expired on December 31, 2021. On October 1, 2024, loans drawn, if any, under the Revolving Line of Credit terminate. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. As of June 30, 2022 and December 31, 2021, we have not drawn from the Credit Facility.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenue levels and maintaining certain minimum cash levels with the lender. The Credit Facility's financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. As of June 30, 2022, we were in compliance with the covenants for the Credit Facility.
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
We recognized nil and $0.2 million in research and development revenue from transactions with MAI in the three and six months ended June 30, 2022, respectively, and we recognized $0.3 million and $0.5 million in research and development service transactions with MAI in the three and six months ended June 30, 2021, respectively. We received nil shares of MAI's Series A and B preferred stock from research and development services we provided to MAI in the three and six months ended June 30, 2022, and we received 714,171 and 1,428,342 shares of MAI's Series A and B preferred stock from research and development services we provided to MAI in the three and six months ended June 30, 2021, respectively. As of June 30, 2022 we have 16,705,320 shares of MAI's Series A and B preferred stock that we have earned or purchased since executing the Stock Purchase Agreement with MAI.
During the second quarter of 2022, we sold certain enzyme products to MAI pursuant to the purchase order we received from MAI during the quarter. We recognized $0.1 million in product revenue from transactions with MAI in the three and six months ended June 30, 2022, respectively.
The carrying value of our investment in MAI Series A and B preferred stock was $12.7 million as of June 30, 2022 and December 31, 2021. We had nil and $0.2 million in deferred revenue from MAI as of June 30, 2022 and December 31, 2021 respectively. Payment for the services rendered was received in the form of additional shares of MAI's Series A and Series B preferred stock.
On August 2, 2022, we announced that we had executed a Commercial License and Enzyme Supply Agreement with MAI (“MAI Supply Agreement”) that will enable MAI to utilize an evolved terminal deoxynucleotidyl transferase (TdT) enzyme in MAI’s Fully Enzymatic Synthesis™ (or FES™) technology.
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
We manage our assets on a total company basis, not by business segment, as the majority of our operating assets are shared or commingled. Our CODM does not review asset information by business segment in assessing performance or allocating resources, and accordingly, we do not report asset information by business segment. All of our long lived assets are located in the United States.

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
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$34,645	$—	$34,645	$14,717	$—	$14,717
Research and development revenue	1,885	1,876	3,761	6,868	3,868	10,736
Total revenues	36,530	1,876	38,406	21,585	3,868	25,453
Costs and operating expenses:
Cost of product revenue	11,270	—	11,270	4,318	—	4,318
Research and development(1)	6,929	11,078	18,007	5,057	7,194	12,251
Selling, general and administrative(1)	3,876	680	4,556	3,170	620	3,790
Total segment costs and operating expenses	22,075	11,758	33,833	12,545	7,814	20,359
Income (loss) from operations	$14,455	$(9,882)	4,573	$9,040	$(3,946)	5,094
Corporate costs (2)			(5,789)			(8,610)
Unallocated depreciation and amortization			(1,316)			(741)
Loss before income taxes			$(2,532)			$(4,257)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$65,335	$—	$65,335	$24,943	$—	$24,943
Research and development revenue	4,294	4,117	8,411	10,872	7,670	18,542
Total revenues	69,629	4,117	73,746	35,815	7,670	43,485
Costs and operating expenses:
Cost of product revenue	19,791	—	19,791	8,536	—	8,536
Research and development(1)	13,051	23,424	36,475	11,502	11,799	23,301
Selling, general and administrative(1)	7,416	1,400	8,816	5,988	1,221	7,209
Total segment costs and operating expenses	40,258	24,824	65,082	26,026	13,020	39,046
Income (loss) from operations	$29,371	$(20,707)	8,664	$9,789	$(5,350)	4,439
Corporate costs (2)			(16,994)			(16,335)
Unallocated depreciation and amortization			(2,549)			(1,426)
Loss before income taxes			$(10,879)			$(13,322)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses, interest income, and other income (expense), net.
The following table provides stock-based compensation expense included in income (loss) from operations (in thousands):

	Three Months Ended June 30,
	2022				2021
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$1,283	$358	$1,590	$3,231	$1,115	$257	$1,472	$2,844

	Six Months Ended June 30,
	2022				2021
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$2,770	$768	$3,531	$7,069	$2,109	$495	$2,927	$5,531

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	62%	15%	62%	10%
Customer B	*	12%	*	13%
Customer C	*	12%	*	*
Customer D	*	*	*	17%
Customer E	*	*	*	10%
* Percentage was less than 10%

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	June 30, 2022	December 31, 2021
Customer A	67%	62%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Americas	$3,614	$5,844	$7,347	$10,773
EMEA	4,690	6,169	8,817	12,450
APAC	30,102	13,440	57,582	20,262
Total revenues	$38,406	$25,453	$73,746	$43,485

Identifiable long-lived assets by location was as follows (in thousands):

	June 30, 2022	December 31, 2021
United States	$65,400	$65,457

Identifiable goodwill by reporting unit was as follows (in thousands):

	As of June 30, 2022 and December 31, 2021
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

Note 13. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	Three and Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$416	$74
Provision for credit losses	—	—
Write-offs	(257)	—
Adjustment to the existing allowance	(50)	—
Balance at end of period	$109	$74

The following tables summarize accounts receivable by aging category (in thousands):

	June 30, 2022
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$26,883	$2,175	$28	$114	$2,317	$29,200

	December 31, 2021
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$22,697	$536	$569	$1,151	$2,256	$24,953

Note 14. Subsequent Events
On July 14, 2022, the Company entered into an Enzyme Supply Agreement, effective as of October 30, 2021, with Pfizer Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of the Company's proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of nirmatrelvir, an API in its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) antiviral therapeutic, which is currently authorized for emergency use by the FDA for the treatment of mild to moderate COVID-19.
In addition to defining terms under which Pfizer has and will continue to purchase quantities of CDX-616 from the Company, Pfizer will, pursuant to the terms of the Pfizer Supply Agreement, pay Codexis a retainer fee of $25.9 million which we received in August 2022, which is being paid in lieu of certain existing orders for delivery of the CDX-616 enzyme product in early 2023, which have been cancelled. The retainer fee is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ and for fees associated with any new development and licensing agreements with Pfizer entered into prior to December 31, 2022.
On July 18, 2022, Codexis' Board of Directors appointed Dr. Stephen Dilly, a current Board member, as the Company's new president and chief executive officer, effective August 9, 2022. Dr. Dilly succeeds John Nicols, our current president and chief executive officer, who notified the Board of his intention to retire from these roles effective August 8, 2022. In connection with the appointment of Dr. Dilly as president and chief executive officer, the Board reconstituted its Audit Committee and appointed Byron Dorgan, Chair of the Board, as a member of the Audit Committee to fill the seat previously held by Dr. Dilly.
On July 18, 2022, the Company and Mr. Nicols entered into a Transition and Separation Agreement, pursuant to which Mr. Nicols will continue to serve as the Company's president and chief executive officer through August 8, 2022, at which time he will retire from the Company and will be employed thereafter as a strategic advisor through August 7, 2024, unless Mr. Nicols' employment terminate sooner in accordance with the Transition and Separation Agreement. The Transition and Separation Agreement provides for Mr. Nicols to continue to serve as a member of the Board through the 2023 annual meeting of the Company’s stockholders.
On August 2, 2022, we announced that we had executed a Commercial License and Enzyme Supply Agreement with MAI (“MAI Supply Agreement”) that will enable MAI to utilize an evolved terminal deoxynucleotidyl transferase (TdT) enzyme in MAI’s Fully Enzymatic Synthesis™ (or FES™) technology.

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

To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide, however, there can be no guarantee this will continue. Furthermore, our ability to provide future R&D services will continue to be impacted as a result of governmental orders and any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had minimal impact on our revenue for the three and six months ended June 30, 2022. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence. Should these disruptions escalate in the future, they may negatively and materially impact our business. results of operations and financial condition.
As a result of the COVID-19 pandemic we have received purchase orders from Pfizer for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary API, nirmatrelvir, used by Pfizer in combination with the API ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. These purchase orders have had substantial impact on our revenue for the three and six months ended June 30, 2022 and for the year ended December 31, 2021. See below under “Recent Developments.”
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. The near-and-long term impact of COVID-19 to our financial condition, liquidity, or results of operations remains uncertain. Although some of the Orders that were enacted to control the spread of COVID-19 have been scaled back and the vaccine rollout has expanded, surges in the spread of COVID-19 due to the emergence of new more contagious or virulent variants or the ineffectiveness of the vaccines against such strains, may result in the reimplementation of certain Orders, which could adversely impact our business. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations in the future is uncertain.
Recent Developments
In July 2022, we entered into an Enzyme Supply Agreement, effective as of October 30, 2021, with Pfizer Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. In addition to defining terms under which Pfizer has and will continue to purchase quantities of CDX-616 from us, Pfizer will, pursuant to the terms of the Pfizer Supply Agreement, pay Codexis a retainer fee of $25.9 million which we received in August 2022, which is being paid in lieu of certain existing orders for delivery of the CDX-616 enzyme product in early 2023, which have been cancelled. The retainer fee is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ and for fees associated with any new development and licensing agreements with Pfizer entered into prior to December 31, 2022. We anticipate recognizing a nominal portion of the retainer fee as revenue in 2022, and recognizing the remainder as revenue in 2023 and 2024.
Results of Operations Overview
Revenues were $38.4 million in the second quarter of 2022, a 51% increase from $25.5 million in the second quarter of 2021.
Product revenue, which consists primarily of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, was $34.6 million in the second quarter of 2022, an increase of 135% from $14.7 million in the second quarter of 2021. The increase in product revenue was primarily due to revenue from Pfizer related to the purchase of our CDX-616 enzyme products, but partially offset by lower revenue from the sales of other enzyme products used in the manufacture of branded pharmaceutical products. We expect the sale of CDX-616 enzyme products to Pfizer under the Pfizer Supply Agreement to remain a significant component of our product revenue in 2022.
Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $3.8 million in the second quarter of 2022, a 65% decrease compared with $10.7 million in the second quarter of 2021. The decrease in research and development revenue was primarily due to lower research and development fees from Takeda under the Takeda Agreement and lower research and development fees from other existing collaboration agreements being recognized in the second quarter of 2022 as compared to the same period in the prior year.

Our products’ profitability is affected by many factors including the average profit margin on the products we sell. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data is used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis. Product gross margins were 67% in the second quarter of 2022, compared to 71% in the second quarter of 2021, due to a less favorable product mix, variation in prices per volume sold and higher shipping costs.
Research and development expenses were $19.1 million in the second quarter of 2022, an increase of 49% from $12.8 million in the second quarter of 2021. The increase was primarily due to increases in costs associated with higher headcount, higher facilities cost and lab supplies, increase in outside services costs related to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses, higher stock-based compensation and higher depreciation expense and other outside services. We expect research and development expenses for the rest of the year to be higher than the comparative prior year periods mainly due to increases in headcount, higher allocation of facilities cost due to the additional research and development laboratory space in which we commenced occupancy in December 2021, and other external costs as we continue our efforts on advancing our internal and collaborative programs.
Selling, general and administrative expenses were $10.7 million in the second quarter of 2022, a decrease of 17%, compared to $12.8 million in the second quarter of 2021. The decrease was primarily due to decrease in legal fees due to settlement of a trademark dispute in April 2022 and lower allocable expenses, partially offset by an increase in costs associated with a higher headcount and higher outside and temporary services.
Net loss was $2.6 million, or a net loss of $0.04 per basic and diluted share in the second quarter of 2022 compared to a net loss of $4.3 million, or a net loss of $0.07 per basic and diluted share for the second quarter of 2021. The decrease in net loss is primarily related to an increase in product revenue, partially offset by higher operating expenses and lower research and development revenues.
Cash and cash equivalents decreased to $90.1 million as of June 30, 2022 compared to $116.8 million as of December 31, 2021. In addition, net cash used in operations was $13.4 million in the six months ended June 30, 2022 compared to $14.7 million in the six months ended June 30, 2021. We believe that our existing cash and cash equivalents, combined with our future expectations for product revenues, research and development revenues, and expense management will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements through the end of 2024.
In June 2017, we entered into a loan and security agreement with Western Alliance Bank that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the "Credit Facility"). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. Draws on the term debt are subject to customary conditions for funding. Our ability to take draws on the term debt expired on December 31, 2021. As of June 30, 2022, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

We recognized revenue of $0.7 million and $2.4 million for the three and six months ended June 30, 2022, respectively, compared to $2.2 million and $5.5 million for the three and six months ended June 30, 2021, respectively, in product revenue under this agreement. Revenues recognized by us under the Sitagliptin Catalyst Supply Agreement comprised 2% and 3% of our total revenues for the three and six months ended June 30, 2022, respectively, compared to 9% and 13% for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, we recorded revenue of $1.0 million from sitagliptin enzyme sales that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six month period following the end of the second quarter of 2022.
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
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate discovered through our Nestlé SCA, CDX-7108, targeting Exocrine Pancreatic Insufficiency, into preclinical and early clinical studies. We, together with Nestlé Health Science, are continuing to advance CDX-7108 and initiated a Phase 1 clinical trial with the first subject being dosed in the fourth quarter of 2021.
Under the Nestlé SCA and the development agreement, we recognized $0.6 million and $1.6 million in research and development fees for the three and six months ended June 30, 2022, respectively, compared to $1.7 million and $3.5 million for the three and six months ended June 30, 2021, respectively.
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
We recognized $0.3 million and $0.5 million in research and development revenue for the three and six months ended June 30, 2022, respectively, compared to $0.3 million and $1.1 million for the three and six months ended June 30, 2021, respectively.
Strategic Collaboration and License Agreement
In March 2020, we entered into the Takeda Agreement with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”), under which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases in accordance with each applicable program plan.
On execution of the Takeda Agreement, we received an upfront non-refundable cash payment of $8.5 million and we initiated activities under three program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency, respectively (the “Initial Programs”). In May 2021, Takeda elected to exercise its option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result we received the option exercise fee during the third quarter of 2021. Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) reimbursement of research and development fees and preclinical development milestones for the three initial programs of $10.5 million, in aggregate, and $5.9 million for the fourth program, (ii) clinical development and commercialization-based milestones, per target gene, of up to $100.0 million and (iii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits.
Revenue recognized relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of $1.3 million and $2.5 million for the three and six months ended June 30, 2022, respectively, compared to $2.1 million and $4.2 million for the three and six months ended June 30, 2021, respectively.
Pfizer, Inc. purchase orders
We recognized product revenue of $23.8 million and $45.1 million for the three and six months ended June 30, 2022, respectively, compared to $3.9 million and $4.3 million for the three and six months ended June 30, 2021, respectively, from the sale of quantities of CDX-616 enzyme products to Pfizer. Revenues recognized by us from sales of CDX-616 enzyme products to Pfizer comprised 62% and 61% of our total revenues for the three and six months ended June 30, 2022, respectively, and 15% and 10% for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we recorded revenue and contract assets of $9.7 million from the sale of this enzyme product that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the three month period following the end of the second quarter of 2022.
See Note 14, “Subsequent Events” in the Notes to Unaudited Condensed Consolidated Financial Statements and above under “Recent Developments” for additional information with regard to the Pfizer Supply Agreement.

RESULTS OF OPERATIONS
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenues:
Product revenue	$34,645	$14,717	$19,928	135%	$65,335	$24,943	$40,392	162%
Research and development revenue	3,761	10,736	(6,975)	(65)%	8,411	18,542	(10,131)	(55)%
Total revenues	38,406	25,453	12,953	51%	73,746	43,485	30,261	70%
Costs and operating expenses:
Cost of product revenue	11,270	4,318	6,952	161%	19,791	8,536	11,255	132%
Research and development	19,089	12,826	6,263	49%	38,590	24,397	14,193	58%
Selling, general and administrative	10,656	12,795	(2,139)	(17)%	26,360	24,193	2,167	9%
Total costs and operating expenses	41,015	29,939	11,076	37%	84,741	57,126	27,615	48%
Loss from operations	(2,609)	(4,486)	1,877	(42)%	(10,995)	(13,641)	2,646	(19)%
Interest income	140	206	(66)	(32)%	182	382	(200)	(52)%
Other income (expense), net	(63)	23	(86)	(374)%	(66)	(63)	(3)	5%
Loss before income taxes	(2,532)	(4,257)	1,725	(41)%	(10,879)	(13,322)	2,443	(18)%
Provision for income taxes	108	8	100	1,250%	117	11	106	964%
Net loss	$(2,640)	$(4,265)	$1,625	(38)%	$(10,996)	$(13,333)	$2,337	(18)%

Revenues
Our revenues consisted of product revenue and research and development revenue as follows:
•Product revenue consist of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits.
•Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
Revenues are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Product revenue	$34,645	$14,717	$19,928	135%	$65,335	$24,943	$40,392	162%
Research and development revenue	3,761	10,736	(6,975)	(65)%	8,411	18,542	(10,131)	(55)%
Total revenues	$38,406	$25,453	$12,953	51%	$73,746	$43,485	$30,261	70%

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
Total revenues increased by $13.0 million and $30.3 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher product revenue but partially offset by lower research and development revenue.

Product revenue, increased by $19.9 million and $40.4 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to $23.8 million and $45.1 million in revenue from Pfizer related to the purchase of our CDX-616 enzyme products, but partially offset by lower revenue volume from sales of other enzyme products used in the manufacture of branded pharmaceutical products.
Research and development revenue decreased by $7.0 million and $10.1 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower research and development fees from Takeda under the Takeda Agreement and lower research and development fees from other existing collaboration agreements being recognized in 2022 as compared to the same periods in the prior year.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of product revenue	$11,270	$4,318	$6,952	161%	$19,791	$8,536	$11,255	132%
Research and development	19,089	12,826	6,263	49%	38,590	24,397	14,193	58%
Selling, general and administrative	10,656	12,795	(2,139)	(17)%	26,360	24,193	2,167	9%
Total costs and operating expenses	$41,015	$29,939	$11,076	37%	$84,741	$57,126	$27,615	48%

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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Product revenue	$34,645	$14,717	$19,928	135%	$65,335	$24,943	$40,392	162%
Cost of product revenue (1)	11,270	4,318	6,952	161%	19,791	8,536	11,255	132%
Product gross profit	$23,375	$10,399	$12,976	125%	$45,544	$16,407	$29,137	178%
Product gross margin (%) (2)	67%	71%			70%	66%

(1) Cost of product revenue consist of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue increased by $7.0 million in the three months ended June 30, 2022 and by $11.3 million in the six months ended June 30, 2022 compared to the same periods in 2021. The increase was primarily due to a higher volume of product sales and variations in product mix. Product gross margins were 67% and 70% in the three and six months ended June 30, 2022, respectively, compared to 71% and 66% in the corresponding periods in 2021 due to variations in product mix, variation in prices per volume sold and higher shipping costs.
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

Research and development expenses increased by $6.3 million, or 49%, during the three months ended June 30, 2022, and by $14.2 million, or 58%, in the six months ended June 30, 2022, compared to the same periods in 2021. The increase in research and development expenses was primarily due to increases in costs associated with higher headcount, higher facilities cost and lab supplies, increase in outside services related to CMC and regulatory expenses, higher stock-based compensation and higher depreciation expense and other outside services.
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
Selling, general and administrative expenses decreased by $2.1 million, or 17%, in the three months ended June 30, 2022, compared to the same period in 2021, primarily due to decrease in legal fees due to settlement of a trademark dispute in April 2022 and lower allocable expenses, partially offset by an increase in costs associated with a higher headcount and higher outside and temporary services. The increase of $2.2 million, or 9%, in the six months ended June 30, 2022 compared to the same period in 2021, was primarily due to increase in costs associated with a higher headcount, higher stock-based compensation costs and higher outside and temporary services, partially offset by decrease in legal fees due to settlement of the trademark dispute in April 2022 and lower allocable expenses.
Interest Income and Other Income (Expense), net (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest income	$140	$206	$(66)	(32)%	$182	$382	$(200)	(52)%
Other income (expense), net	(63)	23	(86)	(374)%	(66)	(63)	(3)	5%
Total other income	$77	$229	$(152)	(66)%	$116	$319	$(203)	(64)%

Interest Income
Interest income decreased by $0.1 million and $0.2 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to earned interest income and amortization of debt discount on non-marketable debt security in the prior year and reduction in interest income from lower average interest rates on declining average cash balances.
Other Income (Expense), net
Other income (expense), net, decreased by $86 thousand and $3 thousand in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to interest expense charges recognized on the amortization of an embedded bifurcated derivative of a share-settled redemption feature on non-marketable securities in the prior year.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Provision for income taxes	$108	$8	$100	1,250%	$117	$11	$106	964%

The provision for income taxes for the three and six months ended June 30, 2022 and 2021 were primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the united States and remitted to the United States and the accrual of interest and penalties on historic uncertain tax positions.

Net Loss
Net loss for the three months ended June 30, 2022 was $2.6 million, or a net loss per basic and diluted share of $0.04. This compared to a net loss of $4.3 million, or a net loss per basic and diluted share of $0.07 for the three months ended June 30, 2021. Net loss for the six months ended June 30, 2022 was $11.0 million, or a net loss per basic and diluted share of $0.17. This compared to a net loss of $13.3 million, or a net loss per basic and diluted share of $0.21 for the six months ended June 30, 2021. The decrease in net loss for both the three and six months ended June 30, 2022 was primarily related to an increase in product revenues with higher margins, partially offset by higher operating expenses and lower research and development revenues.
RESULTS OF OPERATIONS BY SEGMENT (in thousands, except percentages):
Revenues by segment

	Three Months Ended June 30,						Change
	2022			2021			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$34,645	$—	$34,645	$14,717	$—	$14,717	$19,928	135%	$—	—%
Research and development revenue	1,885	1,876	3,761	6,868	3,868	10,736	(4,983)	(73)%	(1,992)	(51)%
Total revenues	$36,530	$1,876	$38,406	$21,585	$3,868	$25,453	$14,945	69%	$(1,992)	(51)%

	Six Months Ended June 30,						Change
	2022			2021			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$65,335	$—	$65,335	$24,943	$—	$24,943	$40,392	162%	$—	—%
Research and development revenue	4,294	4,117	8,411	10,872	7,670	18,542	(6,578)	(61)%	(3,553)	(46)%
Total revenues	$69,629	$4,117	$73,746	$35,815	$7,670	$43,485	$33,814	94%	$(3,553)	(46)%

Revenues from the Performance Enzymes segment increased by $14.9 million, or 69%, for the three months ended June 30, 2022 and by $33.8 million, or 94%, for the six months ended June 30, 2022 compared to the same periods in 2021. The increase in product revenue of $19.9 million, or 135%, in the three months ended June 30, 2022, and of $40.4 million, or 162%, in the six months ended June 30, 2022, compared to the same periods in 2021, was primarily due to higher revenue from Pfizer but partially offset by lower revenue from the sales of other enzyme products used in the manufacture of branded pharmaceuticals products. The decrease in research and development revenue of $5.0 million, or 73%, for the three months ended June 30, 2022 and of $6.6 million, or 61%, in the six months ended June 30, 2022, compared to the same periods in 2021 was primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement as we completed the technology transfer to Novartis during the third quarter of 2021 and lower research and development fees from other existing collaboration agreements compared to the same period in the prior year.
Revenues from the Novel Biotherapeutics segment decreased by $2.0 million, or 51%, for the three months ended June 30, 2022 and by $3.6 million, or 46%, for the six months ended June 30, 2022 compared to the same periods in 2021, primarily due to lower research and development fees from Takeda under the Takeda Agreement and lower research and development revenue from Nestlé Health Science recognized this year compared to the prior year.

Costs and operating expenses by segment

	Three Months Ended June 30,						Change
	2022			2021			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$11,270	$—	$11,270	$4,318	$—	$4,318	$6,952	161%	$—	—%
Research and development (1)	6,929	11,078	18,007	5,057	7,194	12,251	1,872	37%	3,884	54%
Selling, general and administrative (1)	3,876	680	4,556	3,170	620	3,790	706	22%	60	10%
Total segment costs and operating expenses	$22,075	$11,758	33,833	$12,545	$7,814	20,359	$9,530	76%	$3,944	50%
Corporate costs (2)			5,866			8,839
Unallocated depreciation and amortization			1,316			741
Total costs and operating expenses			$41,015			$29,939

	Six Months Ended June 30,						Change
	2022			2021			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$19,791	$—	$19,791	$8,536	$—	$8,536	$11,255	132%	$—	—%
Research and development (1)	13,051	23,424	36,475	11,502	11,799	23,301	1,549	13%	11,625	99%
Selling, general and administrative (1)	7,416	1,400	8,816	5,988	1,221	7,209	1,428	24%	179	15%
Total segment costs and operating expenses	$40,258	$24,824	65,082	$26,026	$13,020	39,046	$14,232	55%	$11,804	91%
Corporate costs (2)			17,110			16,654
Unallocated depreciation and amortization			2,549			1,426
Total costs and operating expenses			$84,741			$57,126

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses.
For a discussion of product cost of revenue, see "Results of Operations".
Research and development expense in the Performance Enzymes segment increased by $1.9 million, or 37%, in the three months ended June 30, 2022 and by $1.5 million, or 13% in the six months ended June 30, 2022, as compared to the same periods in 2021. The increase was primarily due to an increase in costs associated with outside services, lab supplies and higher headcount, partially offset by lower allocable expenses.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.7 million, or 22%, in the three months ended June 30, 2022, and increased by $1.4 million, or 24%, in the six months ended June 30, 2022, as compared to the same periods in 2021, primarily due to an increase in costs associated with higher headcount and higher outside services expenses, partially offset by lower allocable expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $3.9 million, or 54%, in the three months ended June 30, 2022 and by $11.6 million, or 99% in the six months ended June 30, 2022, as compared to the same periods in 2021. The increase was primarily due to higher costs associated with higher headcount, higher facilities cost and lab supplies, increase in outside services related to CMC and regulatory expenses and higher allocable expenses.

Selling, general and administrative expense in the Novel Biotherapeutics segment remained unchanged for the three and six months ended June 30, 2022 as compared to the same periods in 2021.
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
The following summarizes our cash and cash equivalents balance and working capital as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$90,113	$116,797
Working capital	$115,269	$128,517
Sources of Capital
In addition to our existing cash and cash equivalents, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time. Under the Merck CodeEvolver® Agreement, we are eligible to receive payments of up to $15.0 million for each commercial API that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® technology. In addition, under the GSK CodeEvolver® Agreement, depending upon GSK's successful application of the licensed technology, we have the potential to receive additional contingent payments that range from $5.8 million to $38.5 million per project.
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

Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. During the six months ended June 30, 2022, no shares of our common stock were issued pursuant to the EDA and as of June 30, 2022, $50.0 million worth of shares remained available for sale under the EDA. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
Credit Facility
In June 30, 2017, we entered into the Credit Facility with Western Alliance Bank consisting of term loans up to $10.0 million, and advances under a revolving credit facility of up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. Our right to take draws on the term debt expired on December 31, 2021. On October 1, 2024, loans drawn, if any, under the Revolving Line of Credit terminate.
The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. As of June 30, 2022, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. For additional information about our contractual obligations, see Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
We believe that our existing cash and cash equivalents, combined with our future expectations for product revenues, research and development revenue, and expense management will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements through the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our capital resources sooner than we expect.
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

Cash Flows
The following is a summary of cash flows for six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(13,367)	$(14,735)
Net cash used in investing activities	(12,302)	(4,945)
Net cash provided by (used in) financing activities	(1,047)	473
Net decrease in cash, cash equivalents and restricted cash	$(26,716)	$(19,207)

Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2022 of $13.4 million consisted of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.
The $1.4 million decrease in net cash used in operations for the six months ended June 30, 2022 as compared to the same period in 2021, was primarily due to the increases in cash received from revenue, partially offset by the net effect of increases in cash paid for cost of revenues and operating expenses and changes in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2022 was primarily attributable to $5.3 million for additional new equity investments in privately held companies and $7.0 million for purchases of property and equipment during the period.
The $7.4 million increase in net cash used in investing activities for the six months ended June 30, 2022 as compared to the same period in 2021, was primarily due to higher cash utilized for additional investments in equity securities and purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities for the six months ended June 30, 2022 included $1.4 million for taxes paid related to net share settlement of equity awards offset by $0.4 million of proceeds from exercises of stock options.
The $1.5 million increase in net cash used in financing activities for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to higher cash paid on taxes related to net share settlement of equity awards and lower proceeds from exercises of stock options.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The of preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and six months ended June 30, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

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
Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $90.1 million at June 30, 2022. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2022, the effect of a hypothetical 10% decrease in market interest rates would have a $0.1 million impact on a potential loss in future interest income and cash flows.
In June 2017, we entered into a Credit Facility with Western Alliance Bank consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Term loans made under the Term Debt bear interest at variable rate through maturity at the greater of (i) 3.75% or (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. Our right to take draws on the long term debt expired on December 31, 2021 and no amounts were drawn under the Credit Facility as of June 30, 2022. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of June 30, 2022, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the USD declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of June 30, 2022, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $44 thousand.
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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that, because a material weakness in our internal control over financial reporting existed as of March 31, 2022 and had not been remediated as of June 30, 2022, these disclosure controls and procedures were not effective as of June 30, 2022.
Management concluded that, as of March 31, 2022, a material weakness in internal control over financial reporting exists related to management's controls over the revenue recognition process in the three months ended March 31, 2022. Specifically, our controls addressing the completeness and accuracy of reports used to calculate product revenue from arrangements subject to over time revenue recognition did not operate at the proper level of precision to identify material errors. The control deficiency resulted in a material misstatement of revenue related accounts in the three months ended March 31, 2022, which management corrected before the financial statements for the three months ended March 31, 2022 were issued. This material weakness has not been remediated as of June 30, 2022.
Management's Plan to Remediate Material Weakness
We have begun the process of implementing a detailed plan for the remediation of the material weakness identified in the first quarter of 2022, including enhancing management's review controls over revenue and the level of detail and precision applied when reviewing the completeness and accuracy of reports used to determine product revenue for arrangements subject to over time revenue recognition. Although we have begun implementing the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors"). Other than in respect of the additional risk factor included below, during the three months ended June 30, 2022, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2021 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
We have identified a material weakness in our internal control over accounting related to our product revenue recognition process and such weakness led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2022. This material weakness has not been remediated as of June 30, 2022. Our inability to remediate the material weakness, our discovery of any additional weaknesses, and/or our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations and our stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. In addition, we regularly engage our independent registered public accounting firm to report on its evaluation of those controls. As disclosed in more detail under Part I, Item 4, “Controls and Procedures” above, we have identified a material weakness in our internal control as of March 31, 2022 related to management's controls over the revenue recognition process. Specifically, our controls addressing the completeness and accuracy of reports used to calculate product revenue from arrangements subject to over time revenue recognition did not operate at the proper level of precision to identify the errors. This material weakness has not been remediated as of June 30, 2022. Due to the material weakness in our internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2022.
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
Our management is taking steps to remediate the material weakness, including enhancing management's review controls over revenue and the level of detail and precision applied when reviewing the completeness and accuracy of reports used to determine product revenue for arrangements subject to over time revenue recognition. Although we have begun implementing the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additional details regarding the remediation efforts are disclosed under Part I, Item 4, “Controls and Procedures” above. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of this material weakness, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.
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

4.1		Reference is made to Exhibits 3.1 through 3.3.

10.1	*	Platform Technology Transfer, Collaboration and License Agreement by and between the Company and GlaxoSmithKline Intellectual Property Limited, effective as of July 10, 2014.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language ("iXBRL") includes: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

	*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	August 5, 2022	By:	/s/ John J. Nicols
John J. Nicols President and Chief Executive Officer (principal executive officer)

Date:	August 5, 2022	By:	/s/ Ross Taylor
Ross Taylor Senior Vice President and Chief Financial Officer (principal financial and accounting officer)