Form 10-Q
period 2022-09-30
CODEXIS, INC.
filed 2022-11-04
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2022, there were 65,687,012 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$108,689	$116,797
Restricted cash, current	528	579
Financial assets:
Accounts receivable	16,527	24,953
Contract assets	5,867	4,557
Unbilled receivables	7,490	8,558
Total financial assets	29,884	38,068
Less: allowances	(109)	(416)
Total financial assets, net	29,775	37,652
Inventories	1,623	1,160
Prepaid expenses and other current assets	5,382	5,700
Total current assets	145,997	161,888
Restricted cash	1,520	1,519
Investment in non-marketable equity securities ($13,921 and $12,713 with a related party)	20,510	14,002
Right-of-use assets - Operating leases, net	40,493	44,095
Right-of-use assets - Finance leases, net	—	17
Property and equipment, net	23,319	21,345
Goodwill	3,241	3,241
Other non-current assets	208	276
Total assets	$235,288	$246,383
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,621	$2,995
Accrued compensation	9,463	11,119
Other accrued liabilities	12,992	12,578
Current portion of lease obligations - Operating leases	5,230	4,093
Deferred revenue ($0 and $245 to a related party)	1,602	2,586
Total current liabilities	31,908	33,371
Deferred revenue, net of current portion	8,238	3,749
Long-term lease obligations - Operating leases	39,655	43,561
Other long-term liabilities	1,356	1,311
Total liabilities	81,157	81,992
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 65,613 shares and 65,109 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	562,811	552,083
Accumulated deficit	(408,686)	(387,698)
Total stockholders' equity	154,131	164,391
Total liabilities and stockholders' equity	$235,288	$246,383

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue ($215, $0, $358 and $0 from a related party)	$28,042	$28,731	$93,376	$53,674
Research and development revenue ($1,000, $199, $1,245 and $675 from a related party)	6,428	8,038	14,839	26,579
Total revenues	34,470	36,769	108,215	80,253
Costs and operating expenses:
Cost of product revenue	9,786	6,867	29,577	15,403
Research and development	21,821	15,165	60,410	39,562
Selling, general and administrative	13,499	13,407	39,859	37,600
Total costs and operating expenses	45,106	35,439	129,846	92,565
Income (loss) from operations	(10,636)	1,330	(21,631)	(12,312)
Interest income	436	41	618	424
Other income, net	216	983	150	920
Income (loss) before income taxes	(9,984)	2,354	(20,863)	(10,968)
Provision for income taxes	8	110	125	121
Net income (loss)	$(9,992)	$2,244	$(20,988)	$(11,089)

Net income (loss) per share, basic	$(0.15)	$0.03	$(0.32)	$(0.17)
Net income (loss) per share, diluted	$(0.15)	$0.03	$(0.32)	$(0.17)

Weighted average common stock shares used in computing net income (loss) per share, basic	65,426	64,628	65,271	64,452
Weighted average common stock shares used in computing net income (loss) per share, diluted	65,426	67,741	65,271	64,452

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2022	Shares	Amount

Balance as of July 1, 2022	65,494	$6	$558,147	$(398,694)	$159,459
Exercise of stock options	77	—	180	—	180
Release of stock awards	47	—	—	—	—
Employee stock-based compensation	—	—	4,516	—	4,516
Non-employee stock-based compensation	—	—	15	—	15
Taxes paid related to net share settlement of equity awards	(5)	—	(47)	—	(47)
Net loss	—	—	—	(9,992)	(9,992)
Balance as of September 30, 2022	65,613	$6	$562,811	$(408,686)	$154,131

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2021	Shares	Amount

Balance as of July 1, 2021	64,623	$6	$542,519	$(379,752)	$162,773
Exercise of stock options	210	—	1,022	—	1,022
Employee stock-based compensation	—	—	2,955	—	2,955
Non-employee stock-based compensation	—	—	61	—	61
Net income	—	—	—	2,244	2,244
Balance as of September 30, 2021	64,833	$6	$546,557	$(377,508)	$169,055

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2022	Shares	Amount

Balance as of January 1, 2022	65,109	$6	$552,083	$(387,698)	$164,391
Exercise of stock options	252	—	612	—	612
Release of stock awards	332	—	—	—	—
Employee stock-based compensation	—	—	11,467	—	11,467
Non-employee stock-based compensation	—	—	133	—	133
Taxes paid related to net share settlement of equity awards	(80)	—	(1,484)	—	(1,484)
Net loss	—	—	—	(20,988)	(20,988)
Balance as of September 30, 2022	65,613	$6	$562,811	$(408,686)	$154,131

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2021	Shares	Amount

Balance as of January 1, 2021	64,283	$6	$536,516	$(366,419)	$170,103
Exercise of stock options	423	—	2,700	—	2,700
Release of stock awards	181	—	—	—	—
Employee stock-based compensation	—	—	8,360	—	8,360
Non-employee stock-based compensation	—	—	187	—	187
Taxes paid related to net share settlement of equity awards	(54)	—	(1,206)	—	(1,206)
Net loss	—	—	—	(11,089)	(11,089)
Balance as of September 30, 2021	64,833	$6	$546,557	$(377,508)	$169,055

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(20,988)	$(11,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,961	2,143
Amortization expense - right-of-use assets - operating and finance leases	3,618	1,980
Stock-based compensation	11,600	8,547
Provision (recovery) for credit losses	(307)	—
Equity securities earned from research and development activities from a related party	(1,245)	(675)
Unrealized gain on non-marketable securities	(208)	(1,033)
Other non-cash items	(29)	(19)
Changes in operating assets and liabilities:
Financial assets	8,184	(19,633)
Inventories	(463)	(120)
Prepaid expenses and other assets	429	(1,195)
Accounts payable	(351)	575
Accrued compensation and other accrued liabilities	2,279	7,036
Other long-term liabilities	(3,863)	(2,324)
Deferred revenue	3,750	880
Net cash provided by (used in) operating activities	6,367	(14,927)
Investing activities:
Purchase of property and equipment	(8,340)	(8,348)
Proceeds from sale of property and equipment	29	36
Investment in non-marketable securities	(5,300)	(7,630)
Net cash used in investing activities	(13,611)	(15,942)
Financing activities:
Proceeds from exercises of stock options	612	2,700
Costs incurred in connection with equity financing	(42)	(153)
Taxes paid related to net share settlement of equity awards	(1,484)	(1,206)
Net cash provided by (used in) financing activities	(914)	1,341
Net decrease in cash, cash equivalents and restricted cash	(8,158)	(29,528)
Cash, cash equivalents and restricted cash at the beginning of the period	118,895	150,817
Cash, cash equivalents and restricted cash at the end of the period	$110,737	$121,289

Supplemental disclosure of cash flow information:
Interest paid	$22	$6
Income taxes paid	$100	$101
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$128	$2,012

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of September 30, 2022 and 2021 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2022	2021
Cash and cash equivalents	$108,689	$119,189
Restricted cash, current and non-current	2,048	2,100
Total cash, cash equivalents and restricted cash	$110,737	$121,289

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
To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide. However, we are dependent on our manufacturing and logistics partners and consequently, disruptions in operations of our partners and customers may affect our ability to supply enzymes to our customers. Furthermore, our ability to provide future R&D services may continue to be impacted by any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had a minimal impact on revenue for the three and nine months ended September 30, 2022. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence. Should these disruptions escalate in the future, they may negatively and materially impact our business, results of operations and financial condition.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2021.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2022, results of our operations for the three and nine months ended September 30, 2022 and 2021, changes in stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.

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
Recently issued accounting pronouncements not yet adopted
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2022, that are of significance or potential significance to us.

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
Segment information is as follows (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$28,042	$—	$28,042	$28,731	$—	$28,731
Research and development revenue	3,104	3,324	6,428	3,853	4,185	8,038
Total revenues	$31,146	$3,324	$34,470	$32,584	$4,185	$36,769

Primary geographical markets:
Americas	$3,654	$1,168	$4,822	$5,999	$1,817	$7,816
EMEA	3,831	2,156	5,987	2,317	2,368	4,685
APAC	23,661	—	23,661	24,268	—	24,268
Total revenues	$31,146	$3,324	$34,470	$32,584	$4,185	$36,769

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$93,376	$—	$93,376	$53,674	$—	$53,674
Research and development revenue	7,398	7,441	14,839	14,723	11,856	26,579
Total revenues	$100,774	$7,441	$108,215	$68,397	$11,856	$80,253

Primary geographical markets:
Americas	$8,514	$3,653	$12,167	$12,573	$6,015	$18,588
EMEA	11,017	3,788	14,805	11,294	5,841	17,135
APAC	81,243	—	81,243	44,530	—	44,530
Total revenues	$100,774	$7,441	$108,215	$68,397	$11,856	$80,253

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	September 30, 2022	December 31, 2021
Contract assets	$5,867	$4,557
Unbilled receivables	$7,490	$8,558
Contract costs	$28	$56
Contract liabilities: deferred revenue	$9,840	$6,335
We had no asset impairment charges related to financial assets in the three and nine months ended September 30, 2022 and 2021.

The increase in contract assets was primarily due to increases in product revenue from contracts subject to over time revenue recognition. The decrease in unbilled receivables was primarily due to the timing of billings. The increase in deferred revenue was primarily due to the receipt of the $25.9 million fee from Pfizer in August 2022, pursuant to the terms of the Enzyme Supply Agreement (the “Pfizer Supply Agreement”) that was executed in July 2022, which was partially offset by the recognition of $19.4 million in contract assets relating to the same performance obligation within the same agreement.
We recognized the following revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue recognized in the period for:	2022	2021	2022	2021
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$889	$658	$1,694	$1,997
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	495	1,521	365	5,848
Performance obligations satisfied from new activities in the period - contract revenue	33,086	34,590	106,156	72,408
Total revenues	$34,470	$36,769	$108,215	$80,253

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2022.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of September 30, 2022 (in thousands):

	Remainder of 2022	2023	2024	2025 and Thereafter	Total
Product revenue	$5	$127	$5,276	$2,962	$8,370
Research and development revenue	423	1,047	—	—	1,470
Total revenues	$428	$1,174	$5,276	$2,962	$9,840

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
The following table sets forth the computation of basic and diluted net income (loss) per share during the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(9,992)	$2,244	$(20,988)	$(11,089)
Denominator:
Weighted average common stock shares used in computing net income (loss) per share, basic	65,426	64,628	65,271	64,452
Effect of dilutive shares	—	3,113	—	—
Weighted average common stock shares used in computing net income (loss) per share, diluted	65,426	67,741	65,271	64,452
Net income (loss) per share, basic	$(0.15)	$0.03	$(0.32)	$(0.17)
Net income (loss) per share, diluted	$(0.15)	$0.03	$(0.32)	$(0.17)
The following shares were not considered in the computation of diluted net income (loss) per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares issuable under the Equity Incentive Plan	6,604	451	6,604	5,148

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
We determine gains or losses on the sale or extinguishment of non-marketable debt securities using a specific identification method. Unrealized gains and losses from bifurcated embedded derivatives, which represent share-settled redemption features, are recorded as other expense, net, in the unaudited condensed consolidated statements of operations. Unrealized gains and losses on non-marketable debt securities are recorded as a component of other comprehensive loss until realized. Realized gains or losses are recorded as a component of other income, net.
In November 2020, we purchased convertible subordinated notes issued by Arzeda Corp. (“Arzeda”), an early-stage computational protein design company, for $1.0 million and the investment was classified as available-for-sale non-marketable interest-bearing debt securities. In July 2021, we converted the non-marketable debt security with a carrying value of $1.3 million into 207,070 shares of Series B-2 preferred stock of Arzeda Corp. During the three and nine months ended September 30, 2021, we recognized nil and $0.3 million, respectively, in interest income from interest earned on our investment in this debt security.
There were no investments in non-marketable debt securities as of September 30, 2022 and December 31, 2021.
Non-Marketable Equity Securities
In March 2022, we entered into a Stock Purchase Agreement with seqWell, Inc. (“seqWell”), a privately held biotechnology company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million.
Our non-marketable equity securities are investments in privately held companies without readily determinable market value. These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy because we estimate the fair value of these investments using the observable transaction price paid by third party investors for the same or similar security of the same issuers. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other income, net in the unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2022, we recognized a $0.2 million unrealized gain in other income, net, and included as adjustment to the carrying value of our investment in MAI, for the remeasurement of the additional 1,587,049 shares of Series B preferred stock received as milestone payment during the three months ended September 30, 2022 based on the latest observed transaction price of MAI's preferred stock. See Note 11 “Related Party Transactions” for additional information on our investment in MAI. For the three months ended September 30, 2021, we recognized a $0.7 million unrealized gain in other income, net, due to an adjustment to the carrying value of our investment in MAI based on an analysis of observed transaction price from MAI's round of financing during the third quarter of 2021. There was no remeasurement event for our investments in MAI and in other non-marketable equity securities that occurred during the remainder of 2022 and 2021. We recognized no realized gains or losses during the three and nine months ended September 30, 2022 and 2021.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	September 30, 2022	December 31, 2021
Molecular Assemblies, Inc. (“MAI”)	$13,921	$12,713
seqWell	5,000	—
Arzeda	1,289	1,289
Other investments in non-marketable equity securities	300	—
Total non-marketable equity securities	$20,510	$14,002
Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$83,599	$—	$—	$83,599

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$86,095	$—	$—	$86,095

During the three and nine months ended September 30, 2022 and 2021, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.
Note 7. Balance Sheets Details
Cash Equivalents
Cash equivalents as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022		December 31, 2021
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$83,599	$83,599	$86,095	$86,095

(1) Money market funds are classified in cash and cash equivalents on our unaudited consolidated balance sheets. Average contractual maturities (in days) is not applicable.
As of September 30, 2022, the total cash and cash equivalents balance of $108.7 million consisted of money market funds of $83.6 million and cash of $25.1 million held with major financial institutions. As of December 31, 2021, the total cash and cash equivalents balance of $116.8 million consisted of money market funds of $86.1 million and cash of $30.7 million held with major financial institutions.

Inventories
Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$49	$49
Work-in-process	22	65
Finished goods	1,552	1,046
Inventories	$1,623	$1,160

Inventories are recorded net of reserves of $1.3 million and $1.4 million as of September 30, 2022 and December 31, 2021, respectively.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$39,355	$33,101
Leasehold improvements	16,617	16,117
Computer equipment and software	3,912	3,481
Office equipment and furniture	1,326	1,297
Construction in progress	1,459	3,231
Property and equipment	62,669	57,227
Less: accumulated depreciation and amortization	(39,350)	(35,882)
Property and equipment, net	$23,319	$21,345

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$1,405	$768	$3,961	$2,143

Goodwill
Goodwill had a carrying value of $3.2 million as of September 30, 2022 and December 31, 2021.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued purchases	$7,573	$6,755
Accrued professional and outside service fees	4,276	5,147
Other	1,143	676
Total	$12,992	$12,578

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

In the first quarter of 2022, we awarded PSUs ("2022 PSUs") and PBOs ("2022 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including total revenues, research and development revenue, product revenue (excluding sales of CDX-616 to Pfizer for its use in the manufacture of a critical intermediate for nirmatrelvir, an active pharmaceutical ingredient (API) in its PAXLOVID™ product), operating expenses excluding cost of product revenue, strategic performance enzyme deliverables, strategic biotherapeutics deliverables, organization and infrastructure upgrades, corporate developments, and significant events that can be publicly announced, subject to the recipient's continued service. As of September 30, 2022, we estimated that the 2022 PSUs and 2022 PBOs performance goals would be achieved at 97% and 49% of the target level, respectively, and recognized stock-based compensation expenses accordingly.
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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$958	$652	$2,853	$1,726
Selling, general and administrative	3,573	2,364	8,747	6,821
Total	$4,531	$3,016	$11,600	$8,547
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$1,679	$693	$3,279	$2,040
RSUs and RSAs	1,290	742	3,785	1,974
PSUs	965	640	2,279	1,683
PBOs	597	941	2,257	2,850
Total	$4,531	$3,016	$11,600	$8,547
In connection with the retirement of John Nicols, our former President and Chief Executive Officer, in August 2022, and the Transition and Separation Agreement between Mr. Nicols and the Company effective as of July 26, 2022, certain supplementary modifications were made to Mr. Nicols’ vested and unvested stock option and PBOs awards including voluntary forfeiture of certain unvested stock option and PBOs awards and the extension of the post-termination exercise period of certain vested stock option and PBOs awards. During the three and nine months ended September 30, 2022, we recorded a one-time, non-cash incremental compensation expense of $1.0 million, net of the required reversal of previously recognized stock-based compensation expenses attributed to unvested shares, in selling, general and administrative expenses related to these stock option award modifications.

As of September 30, 2022, unrecognized stock-based compensation expense, net of expected forfeitures, was $6.7 million related to unvested stock options, $7.5 million related to unvested RSUs and RSAs, $2.9 million related to unvested PSUs, and $1.7 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through 2026.
Note 9. Capital Stock
Exercise of Options
For the nine months ended September 30, 2022 and September 30, 2021, we issued 252,100 and 422,964 shares, respectively, upon option exercises at a weighted-average exercise price of $2.43 and $6.45 per share, respectively, with net cash proceeds of $0.6 million and $2.7 million, respectively.
Equity Distribution Agreement
We filed a shelf Registration Statement on Form S-3 with the SEC, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. The registration statement became effective on May 7, 2021. In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended.
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
During the three and nine months ended September 30, 2022, no shares of our common stock were issued pursuant to the EDA. As of September 30, 2022, $50.0 million worth of shares remained available for sale under the EDA.
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
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of September 30, 2022 and December 31, 2021, and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.

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
We are required to restore certain areas of the Redwood City and San Carlos facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.5 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and nine months ended September 30, 2022 and 2021.
Lease and other information
Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease costs	$—	$26	$18	$79
Operating lease cost	1,831	1,032	5,491	3,097
Short-term lease costs (1)	—	30	40	40
Total lease cost (2)	$1,831	$1,088	$5,549	$3,216

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	7.3 years
Weighted-average discount rate	5.4%

	Nine Months Ended September 30,
Cash paid:	2022	2021
Operating cash flows from operating leases	$4,658	$3,145

As of September 30, 2022, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2022 (remaining 3 months)	$1,847
2023	7,568
2024	7,783
2025	8,004
2026	8,232
2027 and thereafter	20,706
Total minimum lease payments	54,140
Less: imputed interest	9,255
Lease obligations	$44,885

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets
Current portion of lease obligations - Operating leases	$5,230
Long-term lease obligations - Operating leases	39,655
Total operating lease liabilities	$44,885

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

	Payments Due by Period
	Total	2022 (Remaining 3 Months)	2023	2024	2025 and Thereafter
Development and manufacturing services agreements	$2,866	$1,770	$991	$105	$—
Facility maintenance agreement	1,608	—	1,608	—	—
Total other commitments	$4,474	$1,770	$2,599	$105	$—
Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. The right to take draws on the Term Debt expired on December 31, 2021. On October 1, 2024, loans drawn, if any, under the Revolving Line of Credit terminate. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. As of September 30, 2022 and December 31, 2021, we have not drawn from the Credit Facility.

Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenue levels and maintaining certain minimum cash levels with the lender. The Credit Facility's financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. As of September 30, 2022 and December 31, 2021, we were in compliance with the covenants for the Credit Facility.
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
In April 2022, we reached a settlement resolving a non-material dispute involving the Company's trademark. The terms of the settlement are not material to the business or the results of operations of the Company. We are currently not a party to any material pending litigation of other material proceedings.
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
Note 11. Related Party Transactions
Molecular Assemblies, Inc.
In June 2020, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the transaction, Mr. Nicols, our former President and Chief Executive Officer, also joined MAI’s board of directors. Concurrently with our initial equity investment, we entered into a Master Collaboration and Research Agreement with MAI (the “MAI Agreement”), pursuant to which we are leveraging our CodeEvolver® protein engineering platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. Under the MAI Agreement, we are performing services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A and B preferred stock which are valued based on the observed transaction price of similar securities of MAI issued to third parties. We completed the R&D service with MAI pursuant to the MAI Agreement during the first quarter of 2022. In December 2021, we received the primary milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of Series B preferred stock. Upon execution of the Commercial License and Enzyme Supply Agreement with MAI (“MAI Supply Agreement”) in July 2022, we received the commercialization and enzyme supply agreement milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of Series B preferred stock. In addition to our initial equity investment and the shares we have received under the MAI Agreement, in April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million and in September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million.

We recognized $1.0 million and $1.2 million in research and development revenue from transactions with MAI in the three and nine months ended September 30, 2022, respectively, and we recognized $0.2 million and $0.7 million in research and development service transactions with MAI in the three and nine months ended September 30, 2021, respectively. Payment for the R&D services rendered under the MAI Agreement was received in the form of additional shares of MAI's Series A and Series B preferred stock. We received an aggregate of 1,587,049 shares of MAI's Series A and B preferred stock in the three and nine months ended September 30, 2022 and we received an aggregate of 476,114 and an aggregate of 1,904,456 shares of MAI's Series A and B preferred stock in the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 we hold an aggregate of 18,292,369 shares of MAI's Series A and B preferred stock that we have earned or purchased since executing the Stock Purchase Agreement with MAI.
In April 2022, we received a purchase order from MAI for the delivery of certain enzyme products to MAI in 2022. In July 2022, we and MAI executed the MAI Supply Agreement that will enable MAI to utilize an evolved terminal deoxynucleotidyl transferase (TdT) enzyme in MAI’s Fully Enzymatic Synthesis™ (or FES™) technology. We recognized $0.2 million and $0.4 million in product revenue in the three and nine months ended September 30, 2022, respectively.
The carrying value of our investment in MAI Series A and B preferred stock was $13.9 million and $12.7 million as of September 30, 2022 and December 31, 2021, respectively (see Note 6 “Fair Value Measurements”). We had nil and $0.2 million in deferred revenue from MAI as of September 30, 2022 and December 31, 2021 respectively.
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
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated income (loss) before income taxes (in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$28,042	$—	$28,042	$28,731	$—	$28,731
Research and development revenue	3,104	3,324	6,428	3,853	4,185	8,038
Total revenues	31,146	3,324	34,470	32,584	4,185	36,769
Costs and operating expenses:
Cost of product revenue	9,786	—	9,786	6,867	—	6,867
Research and development(1)	6,782	13,855	20,637	5,670	8,850	14,520
Selling, general and administrative(1)	3,791	888	4,679	3,306	831	4,137
Total segment costs and operating expenses	20,359	14,743	35,102	15,843	9,681	25,524
Income (loss) from operations	$10,787	$(11,419)	(632)	$16,741	$(5,496)	11,245
Corporate costs (2)			(7,947)			(8,097)
Unallocated depreciation and amortization			(1,405)			(794)
Income (loss) before income taxes			$(9,984)			$2,354

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$93,376	$—	$93,376	$53,674	$—	$53,674
Research and development revenue	7,398	7,441	14,839	14,723	11,856	26,579
Total revenues	100,774	7,441	108,215	68,397	11,856	80,253
Costs and operating expenses:
Cost of product revenue	29,577	—	29,577	15,403	—	15,403
Research and development(1)	19,833	37,279	57,112	17,172	20,649	37,821
Selling, general and administrative(1)	11,208	2,288	13,496	9,294	2,052	11,346
Total segment costs and operating expenses	60,618	39,567	100,185	41,869	22,701	64,570
Income (loss) from operations	$40,156	$(32,126)	8,030	$26,528	$(10,845)	15,683
Corporate costs (2)			(24,940)			(24,431)
Unallocated depreciation and amortization			(3,953)			(2,220)
Loss before income taxes			$(20,863)			$(10,968)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses, interest income, and other income, net.
The following table provides stock-based compensation expense included in income (loss) from operations (in thousands):

	Three Months Ended September 30,
	2022				2021
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$1,382	$414	$2,735	$4,531	$1,228	$272	$1,516	$3,016

	Nine Months Ended September 30,
	2022				2021
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$4,151	$1,182	$6,267	$11,600	$3,337	$767	$4,443	$8,547

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	39%	51%	54%	29%
Customer B	*	*	*	12%
Customer C	13%	*	*	10%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	September 30, 2022	December 31, 2021
Customer A	21%	62%
Customer B	16%	*
Customer D	14%	*
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Americas	$4,822	$7,816	$12,167	$18,588
EMEA	5,987	4,685	14,805	17,135
APAC	23,661	24,268	81,243	44,530
Total revenues	$34,470	$36,769	$108,215	$80,253

Identifiable long-lived assets by location was as follows (in thousands):

	September 30, 2022	December 31, 2021
United States	$63,812	$65,457

Identifiable goodwill by reporting unit was as follows (in thousands):

	As of September 30, 2022 and December 31, 2021
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

Note 13. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$109	$74	$416	$74
Provision for credit losses	—	—	—	—
Write-offs	—	—	(257)	—
Adjustment to the existing allowance	—	—	(50)	—
Balance at end of period	$109	$74	$109	$74

The following tables summarize accounts receivable by aging category (in thousands):

	September 30, 2022
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$13,044	$1,941	$345	$1,197	$3,483	$16,527

	December 31, 2021
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$22,697	$536	$569	$1,151	$2,256	$24,953

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

To date, we and our collaboration partners have been able to continue to supply our enzymes to our customers worldwide, however, there can be no guarantee this will continue. Furthermore, our ability to provide future R&D services will continue to be impacted by any disruptions in operations of our customers with whom we collaborate. We believe that these disruptions have had minimal impact on our revenue for the three and nine months ended September 30, 2022. The extent to which the pandemic may impact our business operations and operating results will continue to remain highly dependent on future developments, which are uncertain and cannot be predicted with confidence. Should these disruptions escalate in the future, they may negatively and materially impact our business. results of operations and financial condition.
As a result of the COVID-19 pandemic, we have received purchase orders from Pfizer Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary API, nirmatrelvir, used by Pfizer in combination with the API ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. In July 2022, we entered into an Enzyme Supply Agreement, effective as of October 30, 2021, with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. In addition to defining terms under which Pfizer has and will continue to purchase quantities of CDX-616 from us, pursuant to the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which is creditable against future orders of CDX-616 used to manufacture its PAXLOVID™. The sale of CDX-616 to Pfizer have had substantial impact on our revenue for the three and nine months ended September 30, 2022 and for the year ended December 31, 2021.
Our future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that we may undertake to address financial and operations challenges faced by our customers. The near-and-long term impact of COVID-19 to our financial condition, liquidity, or results of operations remains uncertain. Although some of the government orders that were enacted to control the spread of COVID-19 have been scaled back and the vaccine rollout has expanded, surges in the spread of COVID-19 due to the emergence of new more contagious or virulent variants or the ineffectiveness of the vaccines against such strains, may result in the reimplementation of certain government orders, which could adversely impact our business. The extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity, or results of operations in the future is uncertain.
Results of Operations Overview
Revenues were $34.5 million in the third quarter of 2022, a 6% decrease from $36.8 million in the third quarter of 2021.
Product revenue, which consists primarily of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, was $28.0 million in the third quarter of 2022, a decrease of 2% from $28.7 million in the third quarter of 2021. The decrease was primarily due to $6.0 million lower revenue from Pfizer related to their decreased purchases of CDX-616 during the third quarter of 2022, but was partially offset by $5.3 million higher revenue from the sales of other enzyme products used in the manufacture of branded pharmaceutical products. We expect the sale of CDX-616 to Pfizer under the Pfizer Supply Agreement to remain a significant component of our product revenue in 2022.
Research and development revenues, which include license, technology access and exclusivity fees, research service fees, milestone payments, royalties, and optimization and screening fees, totaled $6.4 million in the third quarter of 2022, a 20% decrease compared with $8.0 million in the third quarter of 2021. The decrease in research and development revenue was primarily due to lower research and development fees from Takeda under the Takeda Agreement and lower research and development fees from other existing collaboration agreements being recognized in the third quarter of 2022 as compared to the same period in the prior year.
Our products’ profitability is affected by many factors including the average profit margin on the products we sell. Our profit margins are affected by many factors including the costs of internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs. Profit margin data is used as a management performance measure to provide additional information regarding our results of operations on a consolidated basis. Product gross margins were 65% in the third quarter of 2022, compared to 76% in the third quarter of 2021, due to a less favorable product mix, variation in prices per volume sold and higher shipping costs.

Research and development expenses were $21.8 million in the third quarter of 2022, an increase of 44% from $15.2 million in the third quarter of 2021. The increase was primarily due to increases in costs associated with higher headcount, higher facilities cost and lab supplies, increase in outside services costs related to Chemistry, Manufacturing and Controls ("CMC") and regulatory expenses, higher stock-based compensation and higher depreciation expense and other outside services. We expect research and development expenses for the rest of the year to be higher than the comparative prior year periods mainly due to increases in headcount, higher allocation of facilities cost due to the additional research and development laboratory space in which we commenced occupancy in December 2021, and other external costs as we continue our efforts on advancing our internal and collaborative programs.
Selling, general and administrative expenses were $13.5 million in the third quarter of 2022 and remained unchanged as compared to the same period in 2021.
Net loss was $10.0 million, or a net loss of $0.15 per basic and diluted share in the third quarter of 2022 compared to a net income of $2.2 million, or a net income of $0.03 per basic and diluted share for the third quarter of 2021. The increase in net loss is primarily related to lower product revenue, lower research and development revenues and higher operating expenses.
Cash and cash equivalents decreased to $108.7 million as of September 30, 2022 compared to $116.8 million as of December 31, 2021. In addition, net cash inflows from operations was $6.4 million in the nine months ended September 30, 2022 compared to $14.9 million net cash outflows in the nine months ended September 30, 2021. We believe that our existing cash and cash equivalents, combined with our future expectations for product revenues, research and development revenues, and expense management will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements through at least the end of 2024.
In June 2017, we entered into a loan and security agreement with Western Alliance Bank that allows us to borrow up to $10.0 million under a term loan, and up to $5.0 million under a revolving credit facility with 80% of certain eligible accounts receivable as a borrowing base (the “Credit Facility”). Obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. Draws on the term debt are subject to customary conditions for funding. Our ability to take draws on the term debt expired on December 31, 2021. As of September 30, 2022, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. See Note 10, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
We recognized product revenue of $2.4 million and $5.1 million under this agreement for the three and nine months ended September 30, 2022, respectively, compared to $1.9 million and $7.3 million for the three and nine months ended September 30, 2021, respectively. Revenues recognized by us under the Sitagliptin Catalyst Supply Agreement comprised 7% and 5% of our total revenues for the three and nine months ended September 30, 2022, respectively, compared to 5% and 9% for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, we recorded revenue of $2.0 million from sitagliptin enzyme sales that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six month period following the end of the third quarter of 2022.

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
Under the Nestlé SCA and the development agreement, we recognized $2.2 million and $3.8 million in research and development fees for the three and nine months ended September 30, 2022, respectively, compared to $2.4 million and $5.8 million for the three and nine months ended September 30, 2021, respectively.
Platform Technology Transfer and License Agreement
In May 2019, we entered into the Novartis CodeEvolver® Agreement with Novartis. The Agreement allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. In July 2021, we announced the completion of the technology transfer period during which we transferred our proprietary CodeEvolver® protein engineering platform technology to Novartis (the “Technology Transfer Period”). As a part of this technology transfer, we provided to Novartis our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, our teams and Novartis scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Novartis has now installed the CodeEvolver® protein engineering platform technology at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We completed the second technology milestone transfer under the agreement in 2020 and received a milestone payment of $4.0 million. We have also received an aggregate of $5.0 million for the completion of the third technology milestone in 2021. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments over four years which amount to an additional $8.0 million in aggregate. We expect to receive the first annual payment of $2.0 million in the fourth quarter of 2022. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that began on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. Revenue for the combined initial license and technology transfer performance obligation was recognized using a single measure of progress that depicted our performance in transferring control of the services. Revenue allocated to improvements made during the Improvements Term are being recognized during the Improvements Term.
We recognized $0.2 million and $0.7 million in research and development revenue for the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $1.4 million for the three and nine months ended September 30, 2021, respectively.

Strategic Collaboration and License Agreement
In March 2020, we entered into the Takeda Agreement with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”), under which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases in accordance with each applicable program plan.
On execution of the Takeda Agreement, we received an upfront non-refundable cash payment of $8.5 million and we initiated activities under three program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency, respectively (the “Initial Programs”). In May 2021, Takeda elected to exercise its option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result we received the option exercise fee during the third quarter of 2021. Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) reimbursement of research and development fees and preclinical development milestones for the Initial Programs of $10.5 million, in aggregate, and $4.7 million for the fourth program, (ii) clinical development and commercialization-based milestones, per target gene, of up to $100.0 million and (iii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits.
Revenue recognized relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of $1.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, compared to $1.8 million and $6.0 million for the three and nine months ended September 30, 2021, respectively.
Enzyme Supply Agreement
In July 2022, we entered into the Pfizer Supply Agreement covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Pfizer markets, sells and distributes nirmatrelvir, in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product. In addition to defining terms under which Pfizer has and will continue to purchase quantities of CDX-616 from us, pursuant to the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. The fee is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates prior to December 31, 2023 and for fees associated with any new development and licensing agreements with Pfizer entered into prior to December 31, 2022 that are invoiced prior to December 31, 2023. Up to 50% of any portion of the fee which has not been credited pursuant to credits granted under the preceding sentence is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates prior to December 31, 2024.
We recognized product revenue of $12.9 million and $58.0 million for the three and nine months ended September 30, 2022, respectively, compared to $18.9 million and $23.2 million for the three and nine months ended September 30, 2021, respectively, from the sale of quantities of CDX-616 to Pfizer. Revenues recognized by us from sales of CDX-616 to Pfizer comprised 38% and 54% of our total revenues for the three and nine months ended September 30, 2022, respectively, and 51% and 29% for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we recorded revenue of $19.4 million from the sale of certain quantities of CDX-616 that were recognized over time based on the progress of the manufacturing process. These quantities will be shipped within the four month period following the end of the third quarter of 2022.
As of September 30, 2022, we had $5.2 million in deferred revenue related to the $25.9 million fee received from Pfizer, net of $19.4 million in contract assets that was offset against deferred revenue as it relates to the same performance obligation within the same agreement and net of $1.3 million of product revenue recognized from the fee during the three months ended September 30, 2022. We had nil in contract assets as of September 30, 2022.

RESULTS OF OPERATIONS
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenues:
Product revenue	$28,042	$28,731	$(689)	(2)%	$93,376	$53,674	$39,702	74%
Research and development revenue	6,428	8,038	(1,610)	(20)%	14,839	26,579	(11,740)	(44)%
Total revenues	34,470	36,769	(2,299)	(6)%	108,215	80,253	27,962	35%
Costs and operating expenses:
Cost of product revenue	9,786	6,867	2,919	43%	29,577	15,403	14,174	92%
Research and development	21,821	15,165	6,656	44%	60,410	39,562	20,848	53%
Selling, general and administrative	13,499	13,407	92	1%	39,859	37,600	2,259	6%
Total costs and operating expenses	45,106	35,439	9,667	27%	129,846	92,565	37,281	40%
Income (loss) from operations	(10,636)	1,330	(11,966)	(900)%	(21,631)	(12,312)	(9,319)	76%
Interest income	436	41	395	963%	618	424	194	46%
Other income, net	216	983	(767)	(78)%	150	920	(770)	(84)%
Income (loss) before income taxes	(9,984)	2,354	(12,338)	(524)%	(20,863)	(10,968)	(9,895)	90%
Provision for income taxes	8	110	(102)	(93)%	125	121	4	3%
Net income (loss)	$(9,992)	$2,244	$(12,236)	(545)%	$(20,988)	$(11,089)	$(9,899)	89%

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
Revenues are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Product revenue	$28,042	$28,731	$(689)	(2)%	$93,376	$53,674	$39,702	74%
Research and development revenue	6,428	8,038	(1,610)	(20)%	14,839	26,579	(11,740)	(44)%
Total revenues	$34,470	$36,769	$(2,299)	(6)%	$108,215	$80,253	$27,962	35%

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
Total revenues decreased by $2.3 million in the three months ended September 30, 2022, compared to the same period in 2021, primarily due to lower product revenue and lower research and development revenue. The increase of $28.0 million in the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to higher product revenue, which was partially offset by lower research and development revenue.

Product revenue, decreased by $0.7 million in the three months ended September 30, 2022, compared to the same period in 2021, primarily due to $6.0 million lower revenue from Pfizer related to their decreased purchases of CDX-616 during the third quarter of 2022, but was partially offset by $5.3 million higher revenue from the sales of other enzyme products used in the manufacture of branded pharmaceutical products, The increase of $39.7 million in the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to 2021 revenue from Pfizer sales largely occurring in the second half of 2021 whereas we reported $58.0 million in revenue from Pfizer related to the purchase of CDX-616 in the nine months ended September 30, 2022.
Research and development revenue decreased by $1.6 million and $11.7 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to lower research and development fees from Takeda under the Takeda Agreement and lower research and development fees from other existing collaboration agreements being recognized in 2022 as compared to the same periods in the prior year.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of product revenue	$9,786	$6,867	$2,919	43%	$29,577	$15,403	$14,174	92%
Research and development	21,821	15,165	6,656	44%	60,410	39,562	20,848	53%
Selling, general and administrative	13,499	13,407	92	1%	39,859	37,600	2,259	6%
Total costs and operating expenses	$45,106	$35,439	$9,667	27%	$129,846	$92,565	$37,281	40%

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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Product revenue	$28,042	$28,731	$(689)	(2)%	$93,376	$53,674	$39,702	74%
Cost of product revenue (1)	9,786	6,867	2,919	43%	29,577	15,403	14,174	92%
Product gross profit	$18,256	$21,864	$(3,608)	(17)%	$63,799	$38,271	$25,528	67%
Product gross margin (%) (2)	65%	76%			68%	71%

(1) Cost of product revenue consist of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue increased by $2.9 million in the three months ended September 30, 2022 and by $14.2 million in the nine months ended September 30, 2022 compared to the same periods in 2021. The increase was primarily due to a higher volume of product sales and variations in product mix. Product gross margins were 65% and 68% in the three and nine months ended September 30, 2022, respectively, compared to 76% and 71% in the corresponding periods in 2021 due to variations in product mix, variation in prices per volume sold and higher shipping costs.

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
Research and development expenses increased by $6.7 million, or 44%, during the three months ended September 30, 2022, and by $20.8 million, or 53%, in the nine months ended September 30, 2022, compared to the same periods in 2021. The increase in research and development expenses was primarily due to increases in costs associated with higher headcount, higher facilities cost and lab supplies, increase in outside services related to CMC and regulatory expenses, higher stock-based compensation and higher depreciation expense and other outside services.
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
Selling, general and administrative expenses remained unchanged for the three months ended September 30, 2022 as compared to the same period in 2021. The increase of $2.3 million, or 6%, in the nine months ended September 30, 2022 compared to the same period in 2021, was primarily due to increase in costs associated with a higher headcount and higher outside and temporary services, and was partially offset by decrease in legal fees and lower allocable expenses.
Interest Income and Other Income, net (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest income	$436	$41	$395	963%	$618	$424	$194	46%
Other income, net	216	983	(767)	(78)%	150	920	(770)	(84)%
Total other income	$652	$1,024	$(372)	(36)%	$768	$1,344	$(576)	(43)%

Interest Income
Interest income increased by $0.4 million and $0.2 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to higher average interest rates on cash balances and was partially offset by earned interest income and amortization of debt discount on non-marketable debt security in the prior year.
Other Income, net
Other income, net, decreased by $0.8 million and $0.8 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to a higher gain recognized from remeasurement of the carrying value of our investment in MAI in the prior year compared to this year.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Provision for income taxes	$8	$110	$(102)	(93)%	$125	$121	$4	3%

The provision for income taxes for the three and nine months ended September 30, 2022 and 2021 were primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the United States and remitted to the United States and the accrual of interest and penalties on historic uncertain tax positions.
The Tax Cuts and Jobs Act of 2017 provided for significant changes to the U.S tax system including the mandatory capitalization of research and development expenses starting in 2022. While we are still assessing the legislation's potential impact, we do not expect it to have a material effect on our financial statements.

Net Loss
Net loss for the three months ended September 30, 2022 was $10.0 million, or a net loss per basic and diluted share of $0.15. This compared to a net income of $2.2 million, or a net income per basic and diluted share of $0.03 for the three months ended September 30, 2021. Net loss for the nine months ended September 30, 2022 was $21.0 million, or a net loss per basic and diluted share of $0.32. This compared to a net loss of $11.1 million, or a net loss per basic and diluted share of $0.17 for the nine months ended September 30, 2021. The increase in net loss for both the three and nine months ended September 30, 2022 was primarily related to a decrease in product revenues with higher margins, lower research and development revenues and higher operating expenses.
RESULTS OF OPERATIONS BY SEGMENT (in thousands, except percentages):
Revenues by segment

	Three Months Ended September 30,						Change
	2022			2021			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$28,042	$—	$28,042	$28,731	$—	$28,731	$(689)	(2)%	$—	—%
Research and development revenue	3,104	3,324	6,428	3,853	4,185	8,038	(749)	(19)%	(861)	(21)%
Total revenues	$31,146	$3,324	$34,470	$32,584	$4,185	$36,769	$(1,438)	(4)%	$(861)	(21)%

	Nine Months Ended September 30,						Change
	2022			2021			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$93,376	$—	$93,376	$53,674	$—	$53,674	$39,702	74%	$—	—%
Research and development revenue	7,398	7,441	14,839	14,723	11,856	26,579	(7,325)	(50)%	(4,415)	(37)%
Total revenues	$100,774	$7,441	$108,215	$68,397	$11,856	$80,253	$32,377	47%	$(4,415)	(37)%

Revenues from the Performance Enzymes segment decreased by $1.4 million, or 4%, for the three months ended September 30, 2022 and increased by $32.4 million, or 47%, for the nine months ended September 30, 2022 compared to the same periods in 2021. The decrease in product revenue of $0.7 million, or 2%, in the three months ended September 30, 2022, compared to the same period in 2021 was primarily due to $6.0 million lower revenue from Pfizer related to their decreased purchases of CDX-616 during the third quarter of 2022, but was partially offset by $5.3 million higher revenue from the sales of other enzyme products used in the manufacture of branded pharmaceutical products. The increase in product revenue of $39.7 million, or 74%, in the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to 2021 product revenue from Pfizer sales largely occurring in the second half of 2021 whereas we reported $58.0 million in revenue from Pfizer for the nine months ended September 30, 2022. The decrease in research and development revenue of $0.7 million, or 19%, for the three months ended September 30, 2022 and of $7.3 million, or 50%, in the nine months ended September 30, 2022, compared to the same periods in 2021 was primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement as we completed the technology transfer to Novartis during the third quarter of 2021 and lower research and development fees from other existing collaboration agreements compared to the same period in the prior year.
Revenues from the Novel Biotherapeutics segment decreased by $0.9 million, or 21%, for the three months ended September 30, 2022 and by $4.4 million, or 37%, for the nine months ended September 30, 2022 compared to the same periods in 2021, primarily due to lower research and development fees from Takeda under the Takeda Agreement and lower research and development revenue from Nestlé Health Science recognized this year compared to the prior year.

Costs and operating expenses by segment

	Three Months Ended September 30,						Change
	2022			2021			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$9,786	$—	$9,786	$6,867	$—	$6,867	$2,919	43%	$—	—%
Research and development (1)	6,782	13,855	20,637	5,670	8,850	14,520	1,112	20%	5,005	57%
Selling, general and administrative (1)	3,791	888	4,679	3,306	831	4,137	485	15%	57	7%
Total segment costs and operating expenses	$20,359	$14,743	35,102	$15,843	$9,681	25,524	$4,516	29%	$5,062	52%
Corporate costs (2)			8,599			9,121
Unallocated depreciation and amortization			1,405			794
Total costs and operating expenses			$45,106			$35,439

	Nine Months Ended September 30,						Change
	2022			2021			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$29,577	$—	$29,577	$15,403	$—	$15,403	$14,174	92%	$—	—%
Research and development (1)	19,833	37,279	57,112	17,172	20,649	37,821	2,661	15%	16,630	81%
Selling, general and administrative (1)	11,208	2,288	13,496	9,294	2,052	11,346	1,914	21%	236	12%
Total segment costs and operating expenses	$60,618	$39,567	100,185	$41,869	$22,701	64,570	$18,749	45%	$16,866	74%
Corporate costs (2)			25,708			25,775
Unallocated depreciation and amortization			3,953			2,220
Total costs and operating expenses			$129,846			$92,565

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses.
For a discussion of product cost of revenue, see “Results of Operations”.
Research and development expense in the Performance Enzymes segment increased by $1.1 million, or 20%, in the three months ended September 30, 2022 and by $2.7 million, or 15%, in the nine months ended September 30, 2022, as compared to the same periods in 2021. The increase was primarily due to an increase in costs associated with outside services, lab supplies and higher headcount.
Selling, general and administrative expense in the Performance Enzymes segment increased by $0.5 million, or 15%, in the three months ended September 30, 2022, and increased by $1.9 million, or 21%, in the nine months ended September 30, 2022, as compared to the same periods in 2021, primarily due to an increase in costs associated with higher headcount and higher outside services expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $5.0 million, or 57%, in the three months ended September 30, 2022 and by $16.6 million, or 81% in the nine months ended September 30, 2022, as compared to the same periods in 2021. The increase was primarily due to increased costs associated with higher headcount, higher facilities cost and lab supplies, increase in outside services related to CMC and regulatory expenses and higher allocable expenses.

Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.1 million, or 7%, in the three months ended September 30, 2022 and by $0.2 million, or 12%, in the nine months ended September 30, 2022, as compared to the same periods in 2021. The increase was primarily due to increased costs associated with higher headcount.
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
The following summarizes our cash and cash equivalents balance and working capital as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$108,689	$116,797
Working capital	$114,089	$128,517
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
In May 2019, we entered into the Platform Technology Transfer and License Agreement with Novartis. The Novartis CodeEvolver® Agreement allows Novartis to use Codexis’ proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. Pursuant to the agreement, we received an upfront payment shortly after the effective date and we also received milestone payments upon completion of the second technology milestone transfer in 2020 and the third technology milestone in 2021. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay an additional $8.0 million in aggregate over four years. We expect to receive the first annual payment of $2.0 million in the fourth quarter of 2022.
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
Pursuant to the terms of the Pfizer Supply Agreement, we received a fee of $25.9 million in August 2022. The fee is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates prior to December 31, 2023 and for fees associated with any new development and licensing agreements with Pfizer entered into prior to December 31, 2022 that are invoiced prior to December 31, 2023. Up to 50% of any portion of the fee which has not been credited pursuant to credits granted under the preceding sentence is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates prior to December 31, 2024.
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
Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. During the nine months ended September 30, 2022, no shares of our common stock were issued pursuant to the EDA and as of September 30, 2022, $50.0 million worth of shares remained available for sale under the EDA. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
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
The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. As of September 30, 2022, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. For additional information about our contractual obligations, see Note 10, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

Cash Flows
The following is a summary of cash flows for nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$6,367	$(14,927)
Net cash used in investing activities	(13,611)	(15,942)
Net cash provided by (used in) financing activities	(914)	1,341
Net decrease in cash, cash equivalents and restricted cash	$(8,158)	$(29,528)

Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2022 of $6.4 million consisted of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.
The $21.3 million increase in net cash provided by operating activities for the nine months ended September 30, 2022 as compared to the same period in 2021, was primarily due to the receipt of $25.9 million fee from Pfizer and increases in cash received from revenue, partially offset by increased payments associated with higher operating costs.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2022 was primarily attributable to $5.3 million for additional new equity investments in privately held companies and $8.3 million for purchases of property and equipment during the period.
The $2.3 million decrease in net cash used in investing activities for the nine months ended September 30, 2022 as compared to the same period in 2021, was primarily due to higher cash utilized for additional investments in equity securities and purchases of property and equipment in prior year.
Cash Flows from Financing Activities
Cash used in financing activities for the nine months ended September 30, 2022 included $1.5 million for taxes paid related to net share settlement of equity awards offset by $0.6 million of proceeds from exercises of stock options.
The $2.3 million decrease in net cash provided by financing activities for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to higher cash paid on taxes related to net share settlement of equity awards and lower proceeds from exercises of stock options.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

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
Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $108.7 million at September 30, 2022. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2022, the effect of a hypothetical 10% decrease in market interest rates would have a $0.2 million impact on a potential loss in future interest income and cash flows.
In June 2017, we entered into the Credit Facility with Western Alliance Bank consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Term loans made under the Term Debt bear interest at variable rate through maturity at the greater of (i) 3.75% or (ii) the sum of (A) Index Rate (prime rate published in the Money Rates section of the Western Edition of The Wall Street Journal plus (B) 0.50%. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. Our right to take draws on the long term debt expired on December 31, 2021 and no amounts were drawn under the Credit Facility as of September 30, 2022. Our exposure to interest rates risk relates to our Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our Credit Facility as of September 30, 2022, the effect of a hypothetical 10% change in interest rates would not have any impact on our interest expense.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the USD declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of September 30, 2022, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $42 thousand.
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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that, because a material weakness in our internal control over financial reporting existed as of March 31, 2022 and had not been remediated as of September 30, 2022, these disclosure controls and procedures were not effective as of September 30, 2022.
Management concluded that, as of March 31, 2022, a material weakness in internal control over financial reporting exists related to management's controls over the revenue recognition process in the three months ended March 31, 2022. Specifically, our controls addressing the completeness and accuracy of reports used to calculate product revenue from arrangements subject to over time revenue recognition did not operate at the proper level of precision to identify material errors. The control deficiency resulted in a material misstatement of revenue related accounts in the three months ended March 31, 2022, which management corrected before the financial statements for the three months ended March 31, 2022 were issued. This material weakness has not been remediated as of September 30, 2022.
Management's Plan to Remediate Material Weakness
We are in the process of implementing a detailed plan for the remediation of the material weakness identified in the first quarter of 2022, including enhancing management's review controls over revenue and the level of detail and precision applied when reviewing the completeness and accuracy of reports used to determine product revenue for arrangements subject to over time revenue recognition. Although we have begun implementing the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.
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
We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Other than in respect of the additional risk factor included below, during the three months ended September 30, 2022, there were no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2021 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.
We have identified a material weakness in our internal control over accounting related to our product revenue recognition process and such weakness led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2022. This material weakness has not been remediated as of September 30, 2022. Our inability to remediate the material weakness, our discovery of any additional weaknesses, and/or our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations and our stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. In addition, we regularly engage our independent registered public accounting firm to report on its evaluation of those controls. As disclosed in more detail under Part I, Item 4, “Controls and Procedures” above, we have identified a material weakness in our internal control as of March 31, 2022 related to management's controls over the revenue recognition process. Specifically, our controls addressing the completeness and accuracy of reports used to calculate product revenue from arrangements subject to over time revenue recognition did not operate at the proper level of precision to identify the errors. This material weakness has not been remediated as of September 30, 2022. Due to the material weakness in our internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2022.
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

4.1		Reference is made to Exhibits 3.1 through 3.3.

10.1	+	Transition and Separation Agreement by and between the Company and John Nicols, dated as of July 18, 2022.

10.2	+	Employment Agreement by and between the Company and Stephen Dilly dated as of August 9, 2022.

10.3	+	Offer Letter by and between the Company and Kevin Norrett dated as of September 12, 2022.

10.4	+	Change in Control Severance Agreement by and between the Company and Kevin Norrett dated September 12, 2022.

10.5	*	Enzyme Supply Agreement by and between the Company and Pfizer Ireland Pharmaceuticals, dated as of July 14, 2022.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language ("iXBRL") includes: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.

	+	Indicates a management contract or compensatory plan or arrangement.
	*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	November 4, 2022	By:	/s/ Stephen Dilly
Stephen Dilly President and Chief Executive Officer (principal executive officer)

Date:	November 4, 2022	By:	/s/ Ross Taylor
Ross Taylor Senior Vice President and Chief Financial Officer (principal financial and accounting officer)