Form 10-K
period 2022-12-31
CODEXIS, INC.
filed 2023-02-27
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer			☒
Non-accelerated filer ☐	Smaller reporting company			☐
	Emerging growth company			☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of Codexis as of June 30, 2022 was approximately $383.8 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 22, 2023, there were 65,946,807 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Codexis, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the related Notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), particularly in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors" and Part 2, Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information or performance; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products and product candidates, product sales, revenues, expenses, liquidity, cash flow, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: "Risk Factors" of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission ("SEC"). The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
We are a leading enzyme engineering company leveraging our proprietary CodeEvolver® technology platform to discover, develop and enhance novel, high performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. The capacity to enhance the properties and performance of enzymes has led to pivotal improvements across three healthcare industry pillars: pharmaceutical manufacturing, life sciences, and biotherapeutics. The enzymes we produce solve for real-world challenges associated with small molecule pharmaceuticals manufacturing, nucleic acid synthesis and genomic sequencing, and – as biotherapeutic candidates – they have the potential to treat challenging diseases. Our unique enzymes drive improvements such as higher yields, reduced energy usage and waste generation, improved efficiency in manufacturing, greater sensitivity in genomic and diagnostic applications, and potentially more efficacious therapeutics.
Our novel biotherapeutics business includes a diverse pipeline of product candidates in clinical and preclinical development. Our initial biotherapeutic product candidates include enzymes that are orally administered for function in the gastrointestinal tract (“GI”), such as our partnered product candidates CDX-7108 for the treatment of exocrine pancreatic insufficiency and CDX-6114 for the treatment of phenylketonuria, which are both in Phase 1 clinical trials. We have also engineered a series of transgenes that code for enzymes that may be used as gene therapies to treat rare lysosomal storage disorders with our partner Takeda, such as Fabry Disease and Pompe Disease, as well as a blood factor disorder.
Our performance enzymes business consists primarily of two focus areas: i) biocatalysts for the sustainable manufacturing of pharmaceuticals and ii) enzymes for life science applications, including genomic sequencing and nucleic acid synthesis. In our pharmaceutical manufacturing business, we utilize our CodeEvolver® platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to reduce their costs and improve the efficiency and productivity of their manufacturing processes for some small molecule therapeutics. In life science markets, we use our platform technology to develop enzymes for customers using next generation sequencing (“NGS”), a parallel sequencing technology used to identify genomic information in the study of biological systems, and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications, as well as for synthesis of nucleic acids such as DNA/RNA.
History and Core Technology
We are a pioneer in harnessing computational technologies to drive biology advancements. Since 2002, we have made substantial investments in the development of our proprietary CodeEvolver® technology platform, the primary source of our competitive advantage for both our performance enzymes and biotherapeutics businesses. The CodeEvolver® platform has the power to transform the performance of an enzyme, tailoring it for a specific application and/or process. Using powerful machine learning tools and sophisticated molecular, cellular, and bioanalytical workflows, we design and screen libraries of thousands of variants in high throughput every two to four weeks on each project, sequencing every variant and correlating its sequence with its performance in a highly application-relevant screen. Content-rich libraries screened under real-world conditions can yield dense and valuable datasets, when data-mined effectively, and multiple parameters can be optimized in parallel. The resulting evolved variants often have a combination of enhanced properties, such as increased activity, specificity, and stability under desired conditions, or improved expression in the production host. These enhanced properties provide differentiated technical performance in the target application and can provide our customers increased value in the commercial deployment of their products.
Novel Biotherapeutics
We are developing a diverse pipeline of product candidates in our novel biotherapeutics business. These product candidates, which are in clinical and preclinical development, range from orally delivered enzymes to engineered transgenes for delivery as gene therapies that have the potential to address a range of diseases with high unmet patient need. Each of our product candidates is discovered utilizing our proprietary CodeEvolver® protein engineering platform.

Our Partnered Oral Enzyme Programs
CDX-7108 for the treatment of exocrine pancreatic insufficiency
Under a Strategic Collaboration Agreement with Nestlé Health Science (“Nestlé SCA”), we have collaboratively developed CDX-7108, a potent lipase intended for use as a pancreatic enzyme replacement therapy (“PERT”). PERT is used to treat pancreatic exocrine insufficiency. There are multiple causes of pancreatic exocrine insufficiency including chronic pancreatitis, cystic fibrosis and pancreatic cancer. We estimate there are approximately 190,000 patients in the United States and the market for current therapies is greater than $2.5 billion globally. Although existing therapies are reasonably effective at delivering amylase and protease activity, achieving adequate levels of lipase activity is challenging due to patient compliance and pill burden often leading patients to experience continued symptoms associated with fat malabsorption. CDX-7108 has been specifically engineered for increased potency as a lipase and also to remain stable in acidic conditions such as those encountered in the stomach. The goal is to study whether this combination of properties will deliver adequate lipase activity with a less burdensome dosing schedule. Under the Nestlé SCA, we and Nestlé Health Science are also working on the development of engineered amylase and protease enzymes for possible use with CDX-7108. Nestlé Health Science is currently dosing patients in a Phase 1b three-party study. The first two parts of the study evaluated the safety, tolerability, and pharmacokinetics (“PK”) of escalating single and multiple oral doses of CDX-7108 in 48 healthy adult subjects, with no safety issues noted. The third part of the study is evaluating the pharmacodynamics of a single dose of oral CDX-7108 in six enrolled patients with exocrine pancreatic insufficiency (“EPI”). An interim analysis conducted in January 2023 of five patients who had completed the study at the time showed a clear indication of improved lipid absorption when patients are administered CDX-7108 versus placebo, which we believe supports a path forward together with Nestlé Health Science to further develop CDX-7108, with the potential for the initiation of a Phase 2 study in early 2024.
CDX-6114 for the treatment of phenylketonuria
We internally developed CDX-6114, an enzyme we engineered to be orally administrated for the treatment of phenylketonuria (“PKU”) in humans. PKU, one of the most common inborn errors of metabolism (“IEMs”), is a metabolic disorder in which the enzyme that converts the essential amino acid phenylalanine into tyrosine is deficient. As a result, phenylalanine accumulates to toxic levels in the brain, causing serious neurological problems including intellectual disability, seizures and cognitive and behavioral problems. To avoid toxic levels of phenylalanine in their blood, individuals with PKU must follow a strict, life-long diet that is low in phenylalanine and supplement their diet with a synthetic phenylalanine-free protein supplements to provide them with sufficient nutrients. Maintaining a strict, life-long diet can be challenging for individuals with PKU. There are an estimated 50,000 patients with PKU in the developed world.
We have partnered with Nestlé Health Science under a Global Development, Option and License Agreement (“Nestlé License Agreement”) to further develop CDX-6114. In February 2019, Nestlé Health Science exercised its option under the Nestlé License Agreement to obtain an exclusive license to develop and commercialize CDX-6114. Nestlé Health Science is currently optimizing the formulation of CDX-6114 to improve performance and we expect Nestlé Health Science to announce an IND filing and clinical trial initiation in 2023. If this collaboration can successfully demonstrate benefit in PKU patients with CDX-6114, this will inform our decisions around the oral enzyme approach to several other IEMs.
Our Wholly-owned Oral Enzyme Programs
In the past we have also worked on internal programs to develop orally administrable enzyme substitution therapy candidates for the treatment of homocystinuria (“HCU”) and Maple Syrup Urine Disease (“MSUD”), that we are now considering partnering options for pursuing further development. In addition, we have a program to develop orally administrable enzyme substitution therapy candidates for the treatment of Celiac Disease (“CD”).
Gene Therapy
We have also used CodeEvolver® to engineer transgenes that encode for enzymes which may improve targeting and expression within the body when administered as gene therapies, offering potentially improved therapeutic benefit as compared to current options.

Our Partnered Gene Therapy Programs
Our first significant program involving engineered transgenes commenced in March 2020 when we entered into a Strategic Collaboration and License Agreement (“Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”) pursuant to which we are collaborating to research and develop transgenes for use in gene therapy delivery technology for rare lysosomal storage disorders such as Fabry Disease, Pompe Disease, a blood factor disorder, and another lysosomal storage disorder. In March 2020, we received a one-time, non-refundable cash payment of $8.5 million. Of these programs, the Fabry disease program is the most advanced, with a lead candidate identified in investigational new drug ("IND") enabling activities. We have also provided sequences to Takeda for the Pompe program and await updates on preclinical testing and potential IND enabling activities. In May 2021, Takeda elected to exercise their option to initiate an additional program for a certain undisclosed rare genetic disorder and we received the option exercise fee during the third quarter of 2021.
In addition to our partnered gene therapy programs, we continue to explore the possible application of our CodeEvolver® technology to develop therapeutic options for devastating diseases as well as to develop and test our own proprietary gene therapy delivery mechanisms.
Performance Enzymes
Our performance enzymes business consists primarily of two focus areas, pharmaceutical manufacturing and life science products.
Pharmaceutical Manufacturing
We believe the pharmaceutical industry represents a significant market opportunity for our performance enzymes as pharmaceutical companies are in constant search of new drugs to offer to their customers and are under significant competitive pressure both to reduce costs and to increase the speed to market for their products. To address these pressures, pharmaceutical companies are driven to identify reliable, cost effective and sustainable manufacturing processes to produce both their new drug candidates and their existing products, while not impacting drug safety and efficacy. Cost reduction is increasingly important to drug developers (known as innovators) closer to their product launch and during the commercial stage of the product, which can last a decade or more. In addition, cost pressures further intensify as innovators lose their patent exclusivities and begin to experience competition from manufacturers of generic versions of their products.
Our pharmaceutical manufacturing customers, which include many large global pharmaceutical companies, partner with us to develop optimized enzymes for use as biocatalysts, meeting precisely defined criteria, with the goal of lowering costs and improving the efficiency, productivity and sustainability of their manufacturing processes by: improving productivity, yield and purity; using water as a primary solvent; eliminating hazardous inputs; enabling the use of simple equipment and reducing the need for capital expenditure; reducing energy requirements; reducing the generation of chemical byproducts or waste; and reducing the need for late-stage purifications.
As of December 31, 2022, we are selling biocatalysts to pharmaceutical manufacturers for 18 therapeutic drugs that are currently approved for commercial sales.
Of particular note for 2022, in July 2022 we announced that we and Pfizer had entered into an agreement to supply Pfizer with CDX-616, a proprietary high performance enzyme used to manufacture a critical intermediate for nirmatrelvir, an active pharmaceutical ingredient in PAXLOVID™, Pfizer’s antiviral therapeutic, which is currently authorized for emergency use by the FDA for the treatment of mild-to-moderate COVID-19 in people at high risk of progression to severe illness and authorized or approved by other regulatory authorities across the globe. While we have generated significant revenue from supplying CDX-616 to Pfizer, there is no future binding commitment for them to purchase any particular quantity or quantities of CDX-616 from us.
We regularly sell biocatalysts, at multi-kilograms to metric tons per annum scale, that have already been engineered, scaled up, and installed in a customer’s commercial process. For example, in addition to Pfizer, we sell biocatalysts to Merck for their manufacture of sitagliptin, the active ingredient in JANUVIA®, to Urovant and Kyorin for the manufacture of vibregon, the active ingredient in Urovant’s GEMTESA™ and Kyorin’s BEOVA®, products for the treatment of overactive bladder, as well as supporting other products and customers for which public disclosures have not been made.

In addition to these larger volumes of biocatalysts that are sold for our customers’ ongoing commercial requirements, we also sell lesser quantities of enzymes for use in a customer’s developmental, qualification or regulatory approval operations. As of December 31, 2022, 18 drug candidates currently in Phase 2 and Phase 3 clinical trials use enzymes engineered using CodeEvolver® technology (either by Codexis or by our platform licensing partners) in their chemistry, manufacturing and control processes. This pipeline of potential approvals reinforces our confidence in our ability to continue to grow this business over time.
Finally, we also sell even smaller quantities of enzymes (typically grams to multi-kilograms scale) to customers for experimental, testing and qualification purposes, or as part of an enzyme engineering project.
In addition to the sale of biocatalysts, we also offer research and development partnerships to our customers. These research and development activities are typically governed by collaboration agreements, which often contain research fee payments and intellectual property provisions, under which we screen and/or engineer biocatalysts for customers in connection with their process development efforts. In these collaborations, we typically receive consideration in the form of one or more of the following: upfront payments, milestone payments, payments for screening and engineering, with other exclusive supply of enzyme or licensing fees and royalties as the customer’s product commercializes.
We also have licensed our CodeEvolver® enzyme engineering technology platform to pharmaceutical companies to help them develop custom-designed enzymes that are highly optimized for efficient manufacturing processes. To date, we have entered into platform technology licensing agreements with each of GlaxoSmithKline Intellectual Property Development Limited, a subsidiary of GlaxoSmithKline plc ("GSK"), Merck, Sharp & Dohme ("Merck") and Novartis Pharma AG ("Novartis").
Life Sciences
We also apply our CodeEvolver® technology to develop enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications, as well DNA/RNA synthesis applications. We view these as attractive markets in which Codexis’ technology and products can deliver a strong competitive advantage – in part because manipulation of nucleic acids by enzymes (be it “reading” or “writing”) is at the core of these markets and our technology has the proven ability to create enzymes which are stable to the workflow and/or supply chain demands or – importantly – which are less biased in the nucleic acids they are able to sequence or synthesis, which can be of significant benefit in various applications.
In December 2019, we entered into a license agreement to provide Roche Sequencing Solutions, Inc. ("Roche") with an improved DNA ligase (EvoT4™ DNA ligase) for NGS library prep, which continues to progress towards commercialization in new NGS kits.
In June 2020, we entered into a co-marketing and enzyme supply collaboration agreement with Alphazyme LLC for the production and co-marketing of enzymes for life science applications. Since then, this collaboration has enabled the commercialization of Codex® HiFi DNA Polymerase, Codex® HiFi Hot Start DNA Polymerase, Codex® HiFi Hot Start 2X NGS Mix, Codex® HiCap RNA Polymerase, Codex® HiFi UL DNA Polymerase, and Codex® HiTemp Reverse Transcriptase. Development of other novel enzymes for life science applications continues.
Also, in June 2020, we entered into a Master Collaboration and Research Agreement with Molecular Assemblies, Inc. ("MAI") (the “MAI Agreement”) pursuant to which we are leveraging our CodeEvolver® platform technology to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. At that time, we purchased $1.0 million in MAI’s Series A financing and John Nicols, the Codexis’ then President and CEO, and current director, joined MAI’s board of directors. In April 2021, Codexis invested an additional $0.6 million in MAI’s Series A financing and, in September 2021, Codexis invested an additional $7.0 million in MAI’s Series B financing. As of December 31, 2022, we currently hold 5,443,734 shares of MAI Series A preferred stock and 12,848,635 shares of MAI Series B preferred stock. In April 2022, we and MAI announced that, using our CodeEvolver® platform technology, we had developed a novel, engineered terminal deoxynucleotidyl transferase (“TdT”) enzyme which would enable MAI’s Fully Enzymatic Synthesis™ (“FES™”) technology that produces highly pure, sequence-specific DNA on demand. In August 2022, we and MAI announced that we had entered into a Commercial License and Enzyme Supply Agreement with MAI (the “MAI Supply Agreement”) under which Codexis shall manufacture and sell the TdT enzyme to MAI for use in native DNA synthesis. In connection with the execution of the MAI Supply Agreement, we received a milestone payment of $1.0 million in the form of an additional 1,587,049 shares of Series B preferred stock pursuant to the MAI Agreement.

In March 2022, we announced the initiation of a strategic partnership with seqWell Inc., a developer of transformative library preparation products for demanding genomics plan application, which included an investment to accelerate the commercialization of seqWell’s genomics workflow solutions. Codexis and seqWell plan to collaborate on using our CodeEvolver® platform technology for enzyme optimization with seqWell’s growing portfolio of genomics workflow and library preparation products. As part of this partnership, we led seqWell’s Series C financing with a $5.0 million investment.
OUR STRATEGY
Our strategy is to grow our revenues, profits, and stockholder value by leveraging our CodeEvolver® enzyme engineering technology platform in the following ways:
•Creating and advancing novel biotherapeutic drug candidates. We intend to continue to pursue opportunities to apply our protein engineering capabilities to the creation and development of novel biotherapeutic drug candidates. In addition, we intend to extend our biotherapeutics pipeline by developing, with our partner Takeda and developing internally, novel gene therapies and transgene products.
•Growing our pharmaceutical manufacturing business. We intend to continue to pursue opportunities in the pharmaceutical market to use our enzymes to reduce the costs for manufacturing small molecule drugs. We intend to increase the number of pharmaceutical customers and processes that utilize and benefit from our novel, cost-saving enzyme biocatalyst solutions.
•Developing high-performance enzymes for use in life science applications and nucleic acid synthesis. We intend to offer high-performance enzymes to customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications and to enable the future of enzymatic nucleic acid synthesis.
Strategic Collaborations
Biotherapeutics
Nestlé Health Science
In October 2017, we entered into the Nestlé License Agreement with Nestlé Health Science pursuant to which we granted to Nestlé Health Science, under certain of our patent rights and know-how: (i) an option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to develop and commercialize certain products (each, a “Product”) based on CDX-6114 and our other therapeutic enzyme product candidates covered by specified patent applications for the treatment of hyperphenylalaninaemia (“HPA”) (also referred to as PKU), and (ii) an exclusive right of first negotiation (the “Right of First Negotiation”) for a period of five years to obtain an exclusive worldwide license to develop and commercialize up to two enzymes discovered by us for use in the field of the prevention, diagnosis, treatment and management of inborn errors of amino acid metabolism. We are not under any obligation to undertake any research and development activities relating to inborn errors of amino acid metabolism. HPA is a medical condition characterized by elevated concentrations of the amino acid phenylalanine in the blood. PKU can result in severe HPA.
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
In October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® enzyme engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA has been extended through December 2023 with automatic renewal through December 2024.

In January 2020, we entered into the Nestlé development agreement (the “Nestlé DA”) pursuant to which we and Nestlé Health Science are collaborating to advance CDX-7108 into preclinical and early clinical studies. CDX-7108 is the lead candidate discovered under the Nestlé SCA targeting exocrine pancreatic insufficiency. The term of the Nestlé DA has been extended through December 2023 with automatic renewal through December 2024.
Shire Human Genetic Therapies/Takeda Pharmaceutical
In March 2020, we entered into the Takeda Agreement with Takeda pursuant to which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases (each, a “Field”) in accordance with each applicable program plan (each, a “Program Plan”). On execution of the Takeda Agreement, we received an upfront nonrefundable cash payment of $8.5 million and we initiated activities under three Program Plans for Fabry Disease, Pompe Disease, and an unnamed blood factor disorder, respectively (the “Initial Programs”). We are primarily responsible for the research and development of protein sequences under the Program Plans (the “Protein Sequences”) and we are eligible to earn up to $10.5 million of research and development fees and preclinical milestone payments for the Initial Programs. We will own all rights to the protein sequences and corresponding nucleic acid sequences and related intellectual property rights and Takeda will own all rights to products and related intellectual property rights. In May 2021, Takeda elected to exercise their option to initiate an additional (fourth) program for a certain undisclosed rare genetic disorder; as a result, we received the option exercise fee during the third quarter of 2021. We are also eligible to receive up to $3.4 million of research and development fees and preclinical milestone payments for the fourth program under the Takeda Agreement.
We granted to Takeda an exclusive, worldwide, royalty-bearing, sublicensable license to use the protein sequences and their corresponding nucleic acid sequences to develop, manufacture and commercialize the applicable products in the applicable Field. We also granted to Takeda a limited non-exclusive, worldwide, sublicensable license (a) to research the protein sequences within or outside the applicable Fields and (b) to research the products outside of the applicable Fields, which such rights exclude Takeda's right to perform any IND-enabling activities. The licenses to research the Protein Sequences expire after a pre-determined period of time.
The term of the Takeda Agreement begins on the effective date of the Takeda Agreement and continues on a product-by-product and country-by-country basis, until the expiration of Takeda’s obligation to pay royalties to the Company with respect to that product in that country. The Takeda Agreement expires in its entirety upon the expiration of Takeda’s obligation to pay royalties to the Company with respect to the products in all countries worldwide. Subject to the terms of the Takeda Agreement, and after the first anniversary of the Effective Date with respect to the Initial Programs or after the first anniversary of confirmation of the applicable Program Plan by the parties with respect to the Additional/Option Programs, Takeda may terminate a Program upon specified prior written notice to the Company. Subject to the terms of the Takeda Agreement, Takeda may terminate the Takeda Agreement, at will, on a product-by-product basis upon specified prior written notice to the Company and the Takeda Agreement in its entirety upon specified prior written notice to the Company. Subject to the terms of the Takeda Agreement, Takeda may terminate the Takeda Agreement on a product-by-product basis for safety reasons upon specified prior written notice to the Company. Either party may terminate the Takeda Agreement for an uncured material breach by the other party, or the other party’s insolvency or bankruptcy. Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) clinical development and commercialization-based milestones, per target gene, of up to $104.0 million and (ii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits.
Licensing Our CodeEvolver® Enzyme Engineering Technology Platform
GlaxoSmithKline
We entered into our first CodeEvolver® enzyme engineering Platform Technology Transfer, Collaboration and License Agreement (“GSK CodeEvolver® Agreement”) in July 2014 with GlaxoSmithKline Intellectual Property Development Limited, a subsidiary of GSK, pursuant to which we granted GSK a non-exclusive, worldwide license to use our CodeEvolver® enzyme engineering technology platform in the field of human healthcare for its internal development purposes.
Under the GSK CodeEvolver® Agreement, we licensed and transferred our certain patents, patent applications and know-how from our CodeEvolver® enzyme engineering technology platform to GSK, completing the transfer in April 2016. Under this agreement, we have the potential to receive contingent payments that range from $5.75 million to $38.5 million per project based on GSK's successful application of the licensed technology. We are also eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using our CodeEvolver® enzyme engineering technology platform.
The term of the GSK CodeEvolver® Agreement continues, unless earlier terminated, until the expiration of all payment obligations under the GSK CodeEvolver® Agreement. GSK can terminate the GSK CodeEvolver® Agreement by providing 90 days written notice to us.

In 2019, we received a $2.0 million milestone payment on the advancement of an enzyme developed by GSK using our CodeEvolver® enzyme engineering platform technology. In 2021, we received two additional milestone payments from GSK under the GSK CodeEvolver® Agreement.
Merck
In August 2015, we entered into a CodeEvolver® Platform Technology Transfer and License Agreement (the “Merck CodeEvolver® Agreement”) with Merck. The Merck CodeEvolver® Agreement allows Merck to use our proprietary CodeEvolver® enzyme engineering platform technology in the field of human and animal healthcare.
Under the terms of the Merck CodeEvolver® Agreement, we granted to Merck an exclusive license under certain patents, patent applications and know-how from our CodeEvolver® enzyme engineering technology platform for the research, development and manufacture of novel enzymes for use by Merck in the chemical synthesis of therapeutic products owned or controlled by Merck ("Merck Exclusive Field") and a non-exclusive worldwide license to use the CodeEvolver® enzyme engineering technology platform to research, develop and manufacture novel enzymes for use by Merck in its internal research programs (“Merck Non-Exclusive Field”).
Under the terms of the Merck CodeEvolver® Agreement, Merck paid us upfront technology transfer and license fees and milestone payments over the technology transfer period of 15 months from August 2015. We also have the potential to receive product-related payments of up to $15.0 million for each active pharmaceutical ingredient (“API”) that is manufactured by Merck using one or more enzymes that have been developed or are in development using the CodeEvolver® enzyme engineering technology platform during the 10-year period that begins on the conclusion of the 15-month technology transfer period. These product-related payments, if any, will be paid by Merck to us for each quarter that Merck manufactures API using a CodeEvolver®-developed enzyme. The payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme.
In September 2016, we completed the full transfer of the engineering platform technology. In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we amended certain licensing provisions and one exhibit. In January 2019, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we installed certain CodeEvolver® enzyme engineering technology upgrades into Merck’s platform license installation. We maintained those upgrades for a multi-year term that expired in January 2022.
Novartis
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis. The Novartis CodeEvolver® Agreement allows Novartis to use our proprietary CodeEvolver® enzyme engineering platform technology in the field of human healthcare.
Under the terms of the Novartis CodeEvolver® Agreement, Codexis granted to Novartis a worldwide license to use certain patents, patent applications and know-how from our CodeEvolver® enzyme engineering technology platform to research, develop and manufacture novel enzymes for use by or on behalf of Novartis as biocatalysts in the chemical synthesis of small molecule and bioconjugate APIs. The license is exclusive for the research, development and manufacture of novel enzymes for use by Novartis as biocatalysts in the chemical synthesis of API owned or controlled by Novartis (“Novartis Exclusive Field”) and non-exclusive license for the research, development and manufacture of novel enzymes for use by Novartis in the chemical synthesis of API not owned or controlled by Novartis or any third party (“Novartis Non-Exclusive Field”).
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

In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay us annual payments over four years which amount to an additional $8.0 million in aggregate. We also have the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® platform technology during the period that began on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver ®-developed enzyme.
The licenses to Novartis are granted under patents, patent applications and know-how that Codexis owns or controls as of the effective date and that cover the CodeEvolver® platform technology. Any improvements to the CodeEvolver® platform technology during the Technology Transfer Period will also be included in the license grants from Codexis to Novartis.
INTELLECTUAL PROPERTY
Our success depends in large part on our ability to protect our proprietary technology, products and services under patent, copyright, trademark and trade secret laws. We also rely heavily on confidentiality and non-disclosure and other contractual agreements for further protection of our proprietary technology, products and services. Protection of our proprietary rights, titles and interests is important for us to offer our customers and partners proprietary technology, products and services that are not available from our competitors, and to exclude our competitors from practicing technology that we have developed or exclusively licensed from other parties. For example, our ability to successfully supply innovator pharmaceutical manufacturers as customers depends on our ability to supply proprietary enzymes or methods for making pharmaceutical intermediates or APIs that are not available from our competitors. Likewise, in the generic pharmaceutical area, protection of our proprietary technology, products and services directed to our enzymes and methods of producing pharmaceutical products, through patent or trade secret laws or other legal protections is important for us and our customers to maintain a lower cost production advantage over competitors.
As of December 31, 2022, we owned or controlled approximately 2,090 issued patents and pending patent applications in the United States and in various foreign jurisdictions, many of which are directed to our enabling technologies and specific methods and products that support our business in the pharmaceutical markets. In addition, our portfolio includes patents and pending patent applications that support our businesses in the biotherapeutics, molecular diagnostics, food and other markets. Our patents and pending patent applications, if issued, have terms that expire between 2023 and approximately 2043. Our United States ("U.S.") patents and pending patent applications directed to the CodeEvolver® proprietary enabling technology platform developed internally by us have terms that expire between 2029 and approximately 2034. It is possible that some U.S. patents and patent applications (if issued) may be entitled to patent term extensions and/or patent term adjustments, which would extend the protection beyond these expiration dates. It is also possible that some patents and patent applications (if issued) in other jurisdictions will be entitled to additional patent term. Our current intellectual property rights also include patents, trademarks, copyrights, software and certain assumed contracts that we acquired from Maxygen, Inc. (“Maxygen”) in October 2010, which are associated with directed evolution technology, known as the MolecularBreeding™ technology platform developed by Maxygen. The intellectual property rights and other related assets that we acquired from Maxygen continue to be subject to existing exclusive and non-exclusive license rights granted by Maxygen to third parties. We continue to file new patent applications, for which terms generally extend 20 years from the non-provisional filing date in the United States.
As of December 31, 2022, we owned approximately 100 trademark registrations in the United States and foreign jurisdictions, as well as many common law trademarks. These include, but are not limited to: Codexis®, Codex®, CodeEvolver®, Mosaic®, Sage®, Microcyp®, MCYP®, ProSAR®, Unlock the Power of Proteins®, the Codexis Protein Engineering Experts® logo, Strategist®, Continuity®, Ameli®, Forager®, Analogene®, Harvester®, Atoms®, Riptide®, APS® and a Codexis design mark (i.e., the stylized Codexis logo).
COMPETITION
We face differing forms of competition in the biotherapeutics, pharmaceutical manufacturing and life sciences markets, as set forth below.

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
There are several companies developing or marketing pancreatic enzyme replacement therapies (PERTs) for the treatment of exocrine pancreatic insufficiency (EPI). Approved products derived from porcine pancreas and taken orally with meals include: Creon® (marketed by Abbvie in the US, and by Abbott in the EU, China, Taiwan, Japan, and India), Zenpep® (marketed by Nestlé in the US and EU), Pancreaze® (marketed by Vivus in the US), and Pertzye® (marketed by Chiesi in the US). There are also companies developing recombinant PERTs for treating EPI. First Wave Biopharma is presently testing a recombinant lipase enzyme, adrulipase, in Phase 2 clinical trials. There are also therapies in pre-clinical development for EPI treatment, including SNSP003 (developed by Synspira Therapeutics), a combination of purified lipase, amylase, and protease, in collaboration with the Cystic Fibrosis Foundation. Current marketed PERT therapies as well as potential future PERT therapies in development could compete with CDX-7108.
Performance Enzyme
Pharmaceutical Manufacturing
We market our biocatalyst products and services to manufacturers of small molecule pharmaceutical intermediates and APIs. Our primary competitors in that market are companies marketing either conventional, non-enzymatic catalysts or alternative biocatalyst products and services, or from full service contract development and manufacturing service providers (“CDMOs”) offering conventional chemistry approaches to the production of APIs. We also sometimes face competition from existing in-house technologies (both biocatalysts and conventional chemistries) within our client and potential client companies. The principal methods of competition and competitive differentiation in this market are price, product quality and performance, including manufacturing yield, safety and environmental benefits and speed of delivery of product. Pharmaceutical manufacturers that use biocatalytic processes can face competition from manufacturers that use more conventional processes and/or manufacturers that are based in regions (such as India and China) with lower regulatory, safety and environmental costs.
We also compete with companies developing and marketing conventional catalysts including, for example, Solvias AG, BASF, Johnson-Matthey and Takasago International Corporation.
The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, as well as subsidiaries of larger contract research/contract manufacturing organizations, such as Royal DSM N.V. (“DSM”), Cambrex Corporation, Lonza, WuXi STA and Almac Group Ltd. Some fermentation pathway design companies, such as Zymergen, which was acquired by Gingko BioWorks, and Amyris, whose traditional focus has been to design microorganisms that express small molecule chemicals, could extend into designing organisms that express enzymes. There is also competition in the enzyme customization and optimization area from several smaller companies, such as BRAIN AG, Arzeda, c-LEcta GmbH and evoxx technologies GmbH.
The market for the manufacture and supply of APIs and intermediates is large, with many established companies. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, GSK, Novartis, Pfizer Inc. ("Pfizer"), Bristol-Myers Squibb Company ("Bristol-Myers"), KYORIN Pharmaceutical Co., Ltd. ("Kyorin"), Urovant Sciences GmbH ("Urovant"), and Teva Pharmaceutical Industries Limited ("Teva"), which have significant internal research and development efforts directed at developing processes to manufacture APIs and intermediates for use in their drug product manufacturing. There is also a large network of contract (development &) manufacturing organizations (“C(D)MOs”) servicing the innovator companies with supply of APIs and/or intermediates, These C(D)MOs include Cambrex Corporation, Lonza, WuXi STA and Almac Group Ltd, among many others. The processes used by these companies (both C(D)MOs and innovators) include classical organic chemistry reactions, chemo-catalytic reactions, biocatalytic reactions or combinations thereof. Our biocatalyst-based manufacturing processes must compete effectively on cost and efficiency with these internally developed routes.

We believe that our principal advantage is our ability to rapidly deliver customized biocatalysts for existing and new intermediates and APIs in the pharmaceutical manufacturing market. This capability has allowed us to create a breadth of biocatalysts with improved performance characteristics including, for example, better activity, stability, and activity on a range of substrates, compared to traditional chemistry-based manufacturing processes and naturally occurring (and thus not optimized) biocatalysts. We believe that our CodeEvolver® enzyme engineering platform technology provides substantially superior results, in shorter time frames, than companies offering competing biocatalyst development services.
Life Sciences
Our Life Sciences business is focused in two key areas, nucleic acid manufacturing and genomics. We supply engineered enzymes and custom services to manufacturers of messenger RNA (“mRNA”), small interfering RNA (“RNAi”), antisense oligonucleotides (“ASOs”), and other RNA-based molecules as well as manufacturers of next generation sequencing (“NGS”) workflows and kits, in vitro diagnostics (“IVD”), and molecular diagnostic assays. Several of our competitors, such as ThermoFisher Scientific, Roche Diagnostics (a division of Roche Holding AG), New England Biolabs (“NEB”), and QIAGEN group offer a wide diversity of products across the life sciences market, including products that support multiple applications in RNA manufacturing and genomics. We also compete with companies that are more focused on offering products and services for RNA manufacturing, such as Aldevron (a Danaher company) as well as companies focused on providing enzymes and services to genomic sequencing applications, such as Promega Corporation and Watchmaker Genomics. The life science industry has seen great technological leaps since the introduction of enzymes into laboratory and clinical workflows and we recognize the importance of enzymes in this market and the need for purpose-fit, robust, and highly active enzymes that are made possible with our core technology.
Other
Core Technology
We are a leader in the field of enzyme engineering to create novel enzymes. Each of our segments rely on our core technology. We are aware that other companies, organizations and persons have developed technologies that appear to have some similarities to our patented proprietary technologies. For example, we are aware that other companies, including Zymergen, which was acquired by Gingko Bioworks, Amyris, Absci and Amicus Therapeutics have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. In addition, academic institutions such as the California Institute of Technology, the Max Planck Institute and the Austrian Centre of Industrial Biotechnology are also working in this field. This field is highly competitive with companies and academic and research institutions actively seeking to develop technologies that could be competitive with our technologies.
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
We initially commercialized our CodeEvolver® enzyme engineering technology platform and products in the manufacture of small molecule pharmaceuticals, which remains a primary business focus. Our customers, which include many large, global pharmaceutical companies, use our technology, products and services in their process development and in manufacturing. Additionally, we have licensed our proprietary CodeEvolver® enzyme engineering technology platform to global pharmaceutical companies enabling them to use this technology, in house, to engineer enzymes for their own businesses.

OPERATIONS
Our corporate headquarters are located in Redwood City, California and provide general administrative support to our business and are the center of our research, development and business operations. We have limited internal manufacturing capacity at our headquarters in Redwood City. We expect to rely on third-party manufacturers for commercial production of our biocatalysts for the foreseeable future. Our in-house manufacturing is dedicated to producing both Codex® biocatalyst panels and kits and enzymes for use by our customers in pilot scale and clinical production. We also supply initial commercial quantities of biocatalysts for use by our collaborators to produce pharmaceutical intermediates and manufacture biocatalysts that we sell. In the first quarter of 2021, we entered into an arrangement to lease a facility in San Carlos, California to serve as an additional office and research and development laboratory space which we occupied beginning December 2021. Please see Note 15, “Segment, Geographical and Other Revenue Information” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for a description of our revenues and long-lived assets both within and outside of the United States, and with respect to the San Carlos facility, please see Note 13, “Commitments and Contingencies” in the Notes to our Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Our research and development operations include efforts directed towards engineering biocatalysts, bioprocess development, cellular engineering, biocatalyst screening, metabolites, strain improvement, fermentation development and process engineering. We conduct enzyme evolution, enzyme production development, microbial bioprocess development, cellular engineering, microbial evolution and process engineering evaluations and design primarily at our headquarters in Redwood City, California. Manufacturing of our enzymes is conducted primarily in four locations, at our in-house facility in Redwood City, California and at third-party contract manufacturing organizations, Lactosan GmbH & Co. KG (“Lactosan”) in Kapfenberg, Austria, ACS Dobfar S.p.A. ("ACSD") (formerly known as DPhar S.p.A.) in Anagni, Italy, and Alphazyme LLC ("Alphazyme") in Florida, United States. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing, representing a large percentage of our production of novel enzymes, to contract manufacturing organizations.
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
•performance of adequate and well-controlled human clinical trials to establish the safety and potency of the product candidate for each proposed indication, conducted in accordance with the FDA’s good clinical practice (“GCP”) regulations;
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
Expedited Development and Review Programs
The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics designed to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions.
For example, a product candidate is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the FDA may review portions of the marketing application before the sponsor submits the complete application, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
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
If a product candidate that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.
A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Emergency Use Authorization
The Commissioner of the FDA, under delegated authority from the Secretary of HHS may, under certain circumstances in connection with a declared public health emergency, allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an EUA for such product. Before an EUA may be issued by HHS, the Secretary must declare an emergency based a determination that public health emergency exists that effects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents (“CBRN”), or a specified disease or condition that may be attributable to such CBRN. On February 4, 2020, the HHS Secretary determined that there is such a public health emergency that involves the virus now known as SARS-CoV-2, the virus that causes the COVID-19 infection. Once the determination of the threat or emergency has been made, the Secretary of HHS must then declare that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared – on the basis of his determination of a public health emergency that has the potential to affect national security or the health and security of U.S. citizens living abroad that involves SARS-CoV-2 – that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued.
Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the CBRN that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. Products subject to an EUA must still comply with the conditions of the EUA, including labeling and marketing requirements. Moreover, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances.

Rare Pediatric Disease Priority Review Voucher Program
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.
For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any Rare Pediatric Disease Priority Review Voucher.
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
Under the BPCIA, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed by the FDA. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. In addition, the period of exclusivity provided by the BPCIA only operates against third parties seeking approval via the abbreviated pathway, but would not prevent third parties from pursuing approval via the traditional BLA approval pathway.
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
Other Healthcare Laws
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we and our partners research, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims and transparency laws regarding drug pricing and payments and other transfer of value to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and individual imprisonment.
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
On June 17, 2021, the U.S Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.
Other legislative changes have been proposed and adopted since the ACA was enacted. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, the Inflation Reduction Act of 2022, or IRA, included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services, or HHS (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Additional drug pricing proposals could appear in future legislation. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Failure to comply with these laws, were applicable, can result in the imposition of significant civil and /or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Cybersecurity
In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information and employee information. To protect this information, our existing cybersecurity policies require continuous monitoring and detection programs, network security precautions, and in depth security assessment of technology vendors. We maintain various protections designed to safeguard against cyberattacks, including firewalls and virus detection software. We have established and regularly test our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our data security practices. A third party security consultant conducts regular network security reviews, scans and audits. In addition, we maintain insurance that includes cybersecurity coverage.
The program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information.
Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.
HUMAN CAPITAL RESOURCES
As of December 31, 2022, we had 248 full-time employees and part-time employees worldwide. Of these employees, 139 were engaged in research and development, 39 were engaged in operations and quality control and 70 were engaged in selling, general and administrative activities. None of our employees is represented by a labor union. Supported by our annual employee survey, we believe our relationship with our employees to be generally good. Our scientists, bioinformatics experts and other professionals work collaboratively as interdisciplinary teams to unlock and advance technological innovation.
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
•Revenues in in future years from our sales of CDX-616 to Pfizer are subject to a number of factors which are outside of our control and may not materialize.
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
•As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal controls over financial reporting. We may not complete needed improvements to our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock and your investment.
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
•We may not be able to maintain orphan drug designations for certain of our product candidates, and may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

•We have obtained rare pediatric disease designation for CDX-6512 and CDX-6210, however, there is no guarantee that such designation will result in approval of CDX-6512 or CDX-6210, and even if we obtain approval of CDX-6512 or CDX-6210 for the indication for which we have been awarded rare pediatric disease designation, there is no guarantee that such approval will result in an aware of a rare pediatric disease priority review voucher.
•Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.
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
•Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for our partners to obtain marketing approval for and commercialize product candidates developed by us.
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
•Our efforts to prosecute, maintain, protect and/or defend our intellectual property rights may not be successful.
•Our ability to compete may decline if we do not adequately prosecute, maintain, protect and/or defend our proprietary technology, products or services or our intellectual property rights.
•Third parties may claim that we are infringing, violating or misappropriating their intellectual property rights, which may subject us to costly and time-consuming litigation and prevent us from developing or commercializing our technology, products or services.
•We may be involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.
•We may not be able to enforce our intellectual property rights throughout the world.
•If our biocatalysts are stolen, misappropriated or reverse engineered, others could use these biocatalysts to produce competing products.
•Confidentiality and non-use agreements with employees, consultants, advisors, and other third parties may not adequately prevent disclosures and non-use of trade secrets and other proprietary information.
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
•Market and economic conditions may negatively impact our business, financial condition, and share price.
•Business interruptions resulting from disasters or other disturbances could delay us in the process of developing our products and could disrupt our sales.
•We are dependent on information technology systems, infrastructure and data, and any failure of these systems could harm our business.
•Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.
•Evolving expectations around environmental, social and governance matters may expose us to reputational and other risks.

Risks Relating to Our Business and Strategy
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $33.6 million in 2022, $21.3 million in 2021 and $24.0 million in 2020. As of December 31, 2022 and 2021, we had an accumulated deficit of $421.3 million and $387.7 million, respectively. If we are unable to expand our business, through new or expanded collaborations, development of new products or services, or increased sales of existing products and services, our net losses may increase and we may never achieve profitability. In addition, some of our collaboration agreements, including our collaboration with Nestlé Health Science and Takeda, and our performance enzyme agreements, including the agreements with GSK, Merck and Novartis, provide for milestone payments, usage payments, and/or future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional proprietary performance enzymes and/or biotherapeutic products. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
If we fail to comply with applicable FDA or other regulatory requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial penalties, including the FDA’s refusal to approve a pending application, withdrawal of an approval, warning letters, product recalls and additional enforcement actions.
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
We have invested significant time and financial resources in the development of CDX-6114 and other product candidates for the treatment of hyperphenylalaninemia now included in the Nestlé License Agreement as well as in the development of candidates for the treatment of Fabry disease and Pompe disease which are now included in the Takeda Agreement.
Under the Nestlé License Agreement, we are eligible to receive payments from Nestlé Health Science that include (i) development and approval milestones of up to $85.0 million, (ii) sales-based milestones of up to $250.0 million in the aggregate, which aggregate amount is achievable if net sales exceed $1.0 billion in a single year, and (iii) tiered royalties, at percentages ranging from the mid-single digits to low double-digits, of net sales of product. Under the Takeda Agreement, we are eligible to earn potential payments that include (i) reimbursement of research and development fees and preclinical development milestone payments for the three initial programs of $10.5 million, in aggregate, and $3.4 million for the fourth program, (ii) clinical development and commercialization-based milestone, per target gene, of up to $104.0 million, and (iii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits. While we have received milestone payments under the Nestlé License Agreement to date there is no guarantee that we will receive further milestone payments under the Nestlé Agreement or Takeda Agreement in the future.
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
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our performance enzyme business, our spending to develop and commercialize new and existing products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including opportunities in the biotherapeutics markets, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies.
In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as funding investments in our biotherapeutics business, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
We are dependent on a limited number of customers.
Our current revenues are derived from a limited number of key customers. For the years ended December 31, 2022 and 2021, customers that each individually contributed 10% or more of our total revenue accounted for 56% and 44% of our total revenues in 2022 and 2021, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
Our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. Any such termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the year ended December 31, 2022, we derived a majority of our product revenue from these product supply agreements.

With respect to customers purchasing our products for the manufacture of active pharmaceutical ingredients (“API”) for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition or results of operations.
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
Manufacturing of our enzymes is conducted primarily in four locations: our in-house facility in Redwood City, California, and at three third-party contract manufacturing organizations, Lactosan GmbH & Co. KG (“Lactosan”), in Kapfenberg, Austria, ACS Dobfar S.p.A. (“ACSD”) (formerly known as DPhar S.p.A.), in Anagni, Italy, and Alphazyme LLC in Florida, United States. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and life sciences businesses.
Accordingly, we face risks of difficulties with, and interruptions in, performance by third party manufacturers, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. Enzyme manufacturing capacity limitations at our third-party manufacturers and manufacturing delays could negatively affect our business, reputation, results of operations and financial condition. The failure of any contract manufacturer to supply us our required volumes of enzyme on a timely basis, or to manufacture our enzymes in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand, would adversely affect our ability to sell pharmaceutical and fine and complex chemicals products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. We may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, and could cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.
We currently have supply agreements in place with Lactosan, ACSD and Alphazyme. In the absence of a supply agreement, a contract manufacturer will be under no obligation to manufacture our enzymes and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our product sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing facility, it could take two years or longer before our facility is able to produce commercial volumes of our enzymes. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our collaborators or customers and could negatively affect our revenues or operating results.
If we are unable to develop and commercialize new products for the pharmaceutical, biotherapeutics, diagnostics and life science tools markets, our business and prospects will be harmed.
We plan to launch new products for the pharmaceutical, biotherapeutics, diagnostics and other life science tools markets. These efforts are subject to numerous risks, including the following:
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
We are aware that other companies, including Royal DSM, N.V. (“DSM”), BASF, Bayer and Novozymes have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Academic institutions such as the California Institute of Technology, the Max Planck Institute and the Austrian Centre of Industrial Biotechnology are also working in this field. Technological development by others may result in our technology, products and services, as well as products developed by our customers using our biocatalysts, becoming obsolete.
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
The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, such as Novozymes and DuPont, as well as subsidiaries of larger contract research/contract manufacturing organizations, such as DSM, Cambrex Corporation, Lonza, WuXi STA and Almac Group Ltd. Some fermentation pathway design companies, like Ginkgo Bioworks (who recently acquired Zymergen), whose traditional focus has been to design microorganisms that express small molecule chemicals, could extend into designing organisms that express enzymes. There is also competition in the enzyme customization and optimization area from several smaller companies, such as BRAIN AG, Arzeda, c-LEcta GmbH and Evocatal GmbH.

We entered the fine chemicals market in 2013, by applying our protein engineering technology in the food market. We face similar forms of competition in this market as in the pharmaceutical markets with the exception that the risk of losing opportunities to larger competitors in fine chemicals is greater given the larger scale of opportunities available in the fine chemicals market compared to the pharmaceutical market. Our significant competitors in the fine chemicals markets include companies that have been in these marketplaces for many years, such as DuPont Industrial Biosciences (“DuPont Genencor”), DSM, Novozymes and A.B. Enzymes. These companies have greater resources in these markets than we do and have long-term supply arrangements already in place with customers. Our ability to compete in these markets may be limited by our relatively late entrance. We also face competition in both the fine chemicals and pharmaceutical markets from emerging companies offering whole cell metabolic pathway approaches to these markets.
There are numerous companies that participate in the biotherapeutics market generally and the PKU market specifically. Many of these companies are large, successful and well-capitalized. BioMarin Pharmaceutical Inc. (“BioMarin”) and Daiichi Sankyo Company market Kuvan® in the United States, Europe and Japan for the treatment of a certain type of PKU. In addition, BioMarin gained US FDA approval in 2018 and began commercial sales of PalynziqTM as an injectable enzyme substitution therapy for the potential treatment of PKU. Several companies, i.e., Synlogic, Homology Medicines and Rubius have reported clinical efforts to develop biotherapeutic candidates for PKU. Beyond targeting PKU, Takeda (who acquired Shire Plc in 2019), Genzyme / Sanofi S.A., BioMarin and other companies market or are actively developing new enzyme therapeutics. There are numerous companies that are developing other forms of therapeutics, such as small molecules, gene therapies, as well as therapies based on gene editing, which could compete with biotherapeutics.
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

The potential impact and duration of COVID-19 or another pandemic or public health crisis has had and could continue to have, significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries continues to adversely impact regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets. As a result, we may experience difficulty accessing debt and equity capital on attractive terms, or at all, due to the severe disruption and instability in the global financial markets. In addition, our customers may terminate or amend their agreements for the purchase of our technology, products and services due to bankruptcy, lack of liquidity, lack of funding, operational failures or other reasons.
Revenues in in future years from our sales of CDX-616 to Pfizer are subject to a number of factors which are outside of our control and may not materialize.
Starting the first and second quarters of 2021, we began to receive purchase orders from Pfizer, Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir. Pfizer markets, sells and distributes nirmatrelvir, in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product, which received emergency use authorization (“EUA”) by the U.S. Food and Drug Administration (“FDA”) in late 2021 for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct severe acute respiratory syndrome coronavirus 2 (“SARS-CoV-2”) viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death.
The FDA has the authority to issue an EUA under certain circumstances, such as during a public health emergency, pursuant to a declaration by the Secretary of the Department of Health and Human Services (“HHS”), that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued for a specific product. Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent (“CBRN”) that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances. The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long Pfizer’s EUA will remain in place. The FDA’s policies regarding products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Therefore, it is possible that Pfizer’s EUA may be revoked, which could adversely affect our financial condition and results of operations.
Revenues in 2023 and in future years from our sales of CDX-616 to Pfizer and other potential customers (including sublicensees of Pfizer technology from The Medicines Patent Pool (the “MPP”)) are subject to a number of factors which are outside of our control, including, without limitation, the following, all of which could reduce or eliminate our sales of CDX-616, and therefore materially and adversely affect our business, results of operations and financial condition:
•Pfizer has no future binding commitment to purchase any particular quantity or quantities of CDX-616 from us, and we are dependent upon Pfizer continuing to place orders with us (whether on a spot basis or under a long term agreement, when and if executed) for their requirements, if any, for CDX-616;
•to our knowledge, sublicensees of Pfizer technology from the MPP have no obligation to purchase CDX-616 from us under their sublicenses with the MPP;
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
We have investments in illiquid non-marketable equity securities acquired in private transactions. At December 31, 2022, 8.2% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Because over 5% of our total assets consisted of non-marketable investment securities, any future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.
Ethical, legal and social concerns about genetically engineered products and processes could limit or prevent the use of our technology, products and processes and limit our revenues.
Some of our technology, products and services are genetically engineered or involve the use of genetically engineered products or genetic engineering technologies. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our technology, products and services may not be accepted. Any of the risks discussed below could result in increased expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies, products, or processes could be limited by the following factors:
•public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products and processes, which could influence public acceptance of our technologies, products and processes;
•public attitudes regarding, and potential changes to laws governing ownership of genetic material, which could harm our intellectual property rights with respect to our genetic material and discourage collaborators from supporting, developing, or commercializing our technology, products and services; and
•governmental reaction to negative publicity concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products.
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
Our research and development and commercial processes involve the use of hazardous materials, including chemical, radioactive and biological materials. Our operations also produce hazardous waste. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state, local and foreign laws and regulations govern the use, manufacture, storage, handling and disposal of, and human exposure to, these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Although we believe that our activities comply in all material respects with environmental laws, there can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. In addition, we may have to indemnify some of our customers or suppliers for losses related to our failure to comply with environmental laws, which could expose us to significant liabilities.
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
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal controls over financial reporting. We may not complete needed improvements to our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock and your investment.
We are subject to the rules and regulations established from time to time by the Securities and Exchange Commission, and Nasdaq. These rules regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. As part of these evaluations, material weaknesses in our internal controls over financial reporting may be identified. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we were able to remediate previously identified material weaknesses in our internal controls over financial reporting, there can be no guarantee we will not identify similar or other material weaknesses in the future and if such material weaknesses are identified, there can be no guarantee we would be able to remediate such material weaknesses. Any material weaknesses in our internal controls may adversely affect our ability to record, process, summarize and accurately report timely financial information and, as a result, our consolidated financial statements may contain material misstatements or omissions.

Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal controls over financial reporting, or if we identify or fail to remediate material weaknesses in our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and may seriously harm our business.
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
Acquisitions involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core businesses, adverse effects on existing business relationships with current and/or prospective collaborators, customers and/or suppliers, risks associated with entering markets in which we have no or limited prior experience and potential loss of key employees. We do not have extensive experience in managing the integration process and we may not be able to successfully integrate any businesses, assets, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. The integration process could divert management’s time from focusing on operating our business, result in a decline in employee morale and cause retention issues to arise from changes in compensation, reporting relationships, future prospects or the direction of the business. Acquisitions may also require us to record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write offs and restructuring and other related expenses, all of which could harm our operating results and financial condition. In addition, we may acquire companies that have insufficient internal financial controls, which could impair our ability to integrate the acquired company and adversely impact our financial reporting. If we fail in our integration efforts with respect to any of our acquisitions and are unable to efficiently operate as a combined organization, our business and financial condition may be adversely affected.

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
•reaching an agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the drug development process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. The historical failure rate for product candidates in our industry is high. The results from preclinical studies or early clinical trials of a product candidate may not be predictive of the results from later preclinical studies or clinical trials, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials.

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
We may not be able to maintain orphan drug designations for certain of our product candidates, and may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.
Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. The FDA has granted orphan drug designation to CDX-6512 for the treatment of HCU and to CDX-6210 for the treatment of Maple Syrup Urine Disease (MSUD).
In the U.S., orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity.
Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
We have obtained rare pediatric disease designation for CDX-6512 and CDX-6120, however, there is no guarantee that such designation will result in approval of CDX-6512 or CDX-6210, and even if we obtain approval of CDX-6512 or CDX-6210 for the indications for which we have been awarded rare pediatric disease designation, there is no guarantee that such approval will result in an aware of a rare pediatric disease priority review voucher.
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for the prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product, even if that subsequent marketing application would not otherwise qualify for priority review on its own. The sponsor of a rare pediatric disease product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

We have obtained rare pediatric disease designation for CDX-6512 for the treatment of HCU and for CDX-6210 for the treatment of MSUD. Even though we have obtained rare pediatric disease designations, there is no guarantee that we will be able to obtain a priority review voucher, even if CDX-6512 and/or CDX-6210 are approved by the FDA. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended, and under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers (unless Congress amends the law to extend the program further).
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.
The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Even if we obtain regulatory approval for any products that we develop alone or with collaborators, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.
Even if products we develop alone or with collaborators receive regulatory approval, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals received for such products may also be subject to limitations on the approved indicated uses for which they may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance studies. For example, the holder of an approved BLA in the United States is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. In the United States, the holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Similar provisions apply in the European Union (the “EU”). Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similarly, in the EU any promotion of medicinal products is highly regulated and, depending on the specific jurisdiction involved, may require prior vetting by the competent national regulatory authority. In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application.

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
•the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our future business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities.
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
Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for our partners to obtain marketing approval for and commercialize product candidates developed by us.
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we develop and our partners obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.
For example, in March 2010, the Affordable Care Act (the “ACA”) was enacted in the United States. The ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and establishes a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the healthcare reform measures will impact our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products. Most recently, the Inflation Reduction Act of 2022 (the “IRA”), included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services (“HHS”) (beginning in 2026) that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation (first due in 2023), and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Additional drug pricing proposals could appear in future legislation. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for any product candidate we develop, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize any product candidates we develop, if approved.
Compliance with European Union chemical regulations could be costly and adversely affect our business and results of operations.
Some of our products are subject to the EU regulatory regime known as The Registration, Evaluation and Authorization of Chemicals (“REACH”). REACH mandates that certain chemicals manufactured in, or imported into, the EU be registered and evaluated for their potential effects on human health and the environment. Under REACH, we and our contract manufacturers located in the EU are required to register certain of our products based on the quantity of such product imported into or manufactured in the EU and on the product’s intended end-use. The registration, evaluation and authorization process under REACH can be costly and time consuming. Problems or delays in the registration, evaluation or authorization process under REACH could delay or prevent the manufacture of some of our products in, or the importation of some of our products into, the EU, which could adversely affect our business and results of operations. In addition, if we or our contract manufacturers fail to comply with REACH, we may be subject to penalties or other enforcement actions, which could have a material adverse effect on our business and results of operations.

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
Our or a third party’s failure to execute on our manufacturing requirements, do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of our product candidates under development;
•delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•loss of the cooperation of future collaborators;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease development or to recall batches of our product candidates; and
•in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product or any other future product candidates.
Risks Related to Intellectual Property and Information Technology
Our efforts to prosecute, maintain, protect and/or defend our intellectual property rights may not be successful.
We will continue to file and prosecute patent applications and maintain trade secrets in an ongoing effort to protect our intellectual property rights. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated, in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications. We sometimes permit certain patents or patent applications to lapse or go abandoned under appropriate circumstances. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected, and we subsequently abandon them. It is also possible that we may develop proprietary technology, products or services in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to conduct business. In addition, any patent issued to us or to our licensor may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity, or terminate the license agreement.

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technologies, products or services that are identical or similar to ours or that compete with ours. Patent, trademark, copyright and trade secret laws afford only limited protection for our technology, products and services . The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to operate under the aspects of our intellectual property rights, or proprietary technology, products or services or products, or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology, services and products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our technology, products and services is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure that our technology products and/or services do not infringe, violate or misappropriate any patents or other intellectual property rights owned or controlled by others or that they will not in the future.
Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, misappropriation, or other claims.
Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from litigation relating to intellectual property rights could require us to obtain a license to continue to make, use, import, sell or offer for sale the technology, products or services that is the subject of the claim, or otherwise restrict or prohibit our use of the technology, products or services.
Our ability to compete may decline if we do not adequately prosecute, maintain, protect and/or defend our proprietary technology, products or services or our intellectual property rights.
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of December 31, 2022, we owned or controlled approximately 2,090 issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our patents and patent applications, if issued, as of December 31, 2022, have terms that expire between 2023 and approximately 2043. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the biotherapeutics, pharma manufacturing, life sciences, food and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
Issuance of claims in patent applications and enforceability of such claims once issued involve complex legal and factual questions and, therefore, we cannot predict with any certainty whether any of our issued patents will survive invalidity claims asserted by third parties. Issued patents and patents issuing from pending applications may be challenged, invalidated, circumvented, rendered unenforceable or substantially narrowed in scope. In addition, the inventorship and ownership of the patents and patent applications may be challenged by others. Moreover, the United States Leahy-Smith America Invents Act (“AIA”), enacted in September 2011, brought significant changes to the United States patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. While interference proceedings are possible for patent claims filed prior to March 16, 2013, many of our filings will be subject to the post- and pre-grant proceedings set forth in the AIA, including citation of prior art and written statements by third parties, third party pre-issuance submissions, ex parte reexamination, inter partes review, post-grant review, and derivation proceedings. We may need to utilize the processes provided by the AIA for supplemental examination or patent reissuance. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, any proceeding may result in loss of certain claims. Any litigation or proceedings could divert our management's time and efforts. Even unsuccessful claims brought by third parties could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

Additional uncertainty may result from legal precedent handed down by the United States Federal Circuit Court and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our and other companies' patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that: (i) we were the first to invent the inventions covered by each of our pending applications, (ii) we were the first to file patent applications for these inventions, or (iii) the proprietary technology, products or services we develop will be patentable. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our technology, products and services. Monitoring unauthorized use of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, products or services, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States. Moreover, third parties could practice our inventions in territories where we do not have patent protection. Such third parties may then try to import products made using our inventions into the United States or other countries. If competitors are able to use our proprietary technology, products or services, our ability to compete effectively could be harmed. In addition, others may independently develop and obtain patents for technologies, products or services that are similar to or superior to our technologies, products or services. If that happens, we may need to license these technologies, products or services, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.
Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. Changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them, or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or may obtain in the future. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. For example, in some foreign jurisdictions, governments have the right to compel patent owners to grant others licenses to their intellectual property under certain circumstances. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patent and intellectual property laws. We may encounter significant problems in enforcing and defending our intellectual property both in the United States and abroad. For example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in other countries, our ability to protect our intellectual property rights in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property rights or narrow the scope of our patent protection. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
Third parties may claim that we are infringing, violating or misappropriating their intellectual property rights, which may subject us to costly and time consuming litigation and prevent us from developing or commercializing our technology, products or services.
Our commercial success also depends in part on our ability to operate without infringing, violating or misappropriating patents and other intellectual property rights of third parties, and without breaching any licenses or other agreements that we have entered into with regard to our technologies, products or services. We cannot ensure that patents have not been issued, or will not be issued, to third parties that could block our ability to obtain patents or to operate as we would like. There may be patents in some countries that, if valid, may block our ability to make, use, sell, or offer for sale our technology, products or services in those countries, or import our products into those countries, if we are unsuccessful in circumventing or acquiring rights to these patents. There also may be claims in patent applications filed in some countries that, if granted and valid, may also block our ability to commercialize technology, products, services or processes in these countries if we are unable to circumvent or obtain rights to them.
The industries in which we operate and the biotechnology industry, in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. Any involvement in litigation or other intellectual property proceedings inside and outside of the United States to defend against claims that we infringe, misappropriate or violate the intellectual property of the rights of others may divert our management’s time from focusing on business operations and could cause us to spend significant amounts of money. Any potential intellectual property litigation also could force us to do one or more of the following:

•stop making, using, selling or importing our technologies, products and services that use the subject intellectual property;
•pay monetary damages to the third party asserting claims against us;
•grant or transfer rights to third parties relating to our patents or other intellectual property rights;
•obtain from the third party asserting its intellectual property rights a license to make, sell, offer for sale, import or use the relevant technology, product or service, which license may not be available on reasonable terms, or at all; or
•redesign those technologies, products, services or processes that use any allegedly infringing, misappropriating or violating intellectual property rights, or relocate the operations relating to the allegedly infringing misappropriating or violating intellectual property rights to another jurisdiction, which may result in significant cost or delay to us, could be technically infeasible or could prevent us from making, selling, offering for sale, using or importing some of our technologies, products or services in the United States or other jurisdictions.
We are aware of some patents and patent applications relating to aspects of our technologies, products or services filed by, and issued to, third parties. We cannot assure that if such third party patents rights are asserted against us that we would ultimately prevail.
We may be involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe, violate or misappropriate our intellectual property rights or those of our licensors. To prevent infringement, violation, misappropriation or other unauthorized use, we have in the past filed, and may in the future be required to file, enforcement claims, which can be expensive and time-consuming. In addition, in an enforcement proceeding, a court may decide that the intellectual property right that we own or control is not valid, is unenforceable and/or is not infringed, violated or misappropriated. In addition, in legal proceedings against a third party to enforce a patent directed at one of our technologies, products or services, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent enforcement litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a patent validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office (“USPTO”) or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of enforcement litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the respective technology, products or services. Such a loss of patent protection could have a material adverse impact on our business.
Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our expenses and reduce the resources available for operations and research and development activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace. Furthermore, because of the substantial amount of discovery required in connection with U.S. intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

We may not be able to enforce our intellectual property rights throughout the world.
The laws of some foreign countries where we do business do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and enforcing intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to biotechnology technologies. Accordingly, our efforts to protect and enforce our intellectual property rights in such countries may be inadequate. This could make it difficult for us to stop the infringement, violation or misappropriation of our patents or other intellectual property rights. Additionally, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.
If our biocatalysts, or the genes that code for our biocatalysts, are stolen, misappropriated or reverse engineered, others could use these biocatalysts or genes to produce competing products.
Third parties, including our contract manufacturers, customers and those involved in shipping our biocatalysts, often have custody or control of our biocatalysts. If our biocatalysts, or the genes that code for our biocatalysts, were stolen, misappropriated or reverse engineered, they could be used by other parties who may be able to reproduce these biocatalysts for their own commercial gain. If this were to occur, it may be difficult for us to challenge this type of use, especially in countries with limited intellectual property rights protection or in countries in which we do not have patents covering the misappropriated biocatalysts.
Confidentiality and non-use agreements with employees, consultants, advisors and other third parties may not adequately prevent disclosures and non-use of trade secrets and other proprietary information.
In addition to patent protection, we also rely on other intellectual property rights, including protection of copyright, trade secrets, know-how and/or other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely in part on trade secret law and contractual agreements to protect our confidential and proprietary information and processes. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties working on our behalf upon their commencement of a relationship with us. However, trade secrets and confidential information are difficult to protect and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes and we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property rights. Nevertheless, without our permission or awareness, our confidential and proprietary information may be disclosed to third parties, used by the respective individuals for purposes other than for the Company’s business, or obtained through illegal means, such that third parties could reverse engineer our biocatalysts, product candidates, and processes, to attempt to develop the same technology or develop substantially equivalent technology.
Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential and proprietary rights, and failure to protect our trade secrets could adversely affect our competitive business position. If any of our trade secrets were lawfully obtained, we may be unable to prevent them, or those to whom they communicate it, from using that technology or information to compete with us or disclosing it publicly. Therefore, these events could have a material adverse effect ob our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share.
In addition to contractual measures, we try to protect the confidential nature of our proprietary information by maintaining physical security of our premises and electronic security of our information technology systems. Such security measures may not, for example, in the case of misappropriation of a trade secret by an employee, consultant or other third party with authorized access or with unauthorized access but an intent to steal, provide adequate protection for our proprietary information. Our security measures may not prevent such employee, consultant or other third party from misappropriating our trade secrets and using them or providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. While we use commonly accepted security measures, trade secret violations are often a matter of state law in the United States, and the criteria for protection of trade secrets can vary among different jurisdictions. If the steps we have taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

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
•our dependence on a limited number of customers,;
•our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products;
•with respect to customers purchasing our products for the manufacture of active pharmaceutical ingredients for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition or results of operations;
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
•the cost of compliance with EU chemical regulations;
•potential advantages that our competitors and potential competitors may have in securing funding or developing products;
•our ability to accurately report our financial results in a timely manner;
•results of regulatory tax examinations;
•market and economic conditions may negatively impact our business, financial condition, and share price;
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
•potential product liability claims;
•changes to tax law and related regulations could materially affect our tax obligations and effective tax rate; and
•our ability to use our NOLs to offset future taxable income.
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

Market and economic conditions may negatively impact our business, financial condition, and share price.
Concerns about inflation, energy costs, geopolitical issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. In addition, if the market and economic conditions described above continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. Additionally, rising rates of inflation have increased the costs associated with conducting our business, including by causing substantial increases in the costs of materials, including raw materials and consumables, equipment, services, and labor. Moreover, given the unpredictable nature of the current economic climate, including future changes in rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.
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
We are dependent on information technology systems, infrastructure and data, and any failure of these systems could harm our business. Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.
Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property through security breach. If our information technology systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Our information technology systems and those of our external vendors, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

Our business may require us to use and store personal information of our customers, employees, and business partners. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. However, these security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” emails and phone calls attempting to induce them to divulge passwords and other sensitive information.
In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to employees and other individuals, our confidential or proprietary information or confidential information we hold on behalf of third parties. We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. Our remediation efforts may not be successful. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have programs in place to detect, contain and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.
We and certain of our external vendors are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur, it could result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, vendors, strategic partners, other contractors, consultants or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development of our products could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations and financial condition.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to state, federal and foreign laws, regulations, decisions and directives governing the privacy, security, collection, storage, transmission, use, processing, retention and disclosure of personal information. Any failure or perceived failure by us to comply with applicable laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020 , and introduces new compliance burdens on organizations doing business in California that collect personal information about California residents. It creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Consumer Privacy Act (“CCPA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These developments increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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

In Europe, the General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). The GDPR imposes stringent requirements for controllers and processors of personal data and increases our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data and imposing additional obligations when we contract with third-party processors in connection with the processing of personal data. The GDPR provides that EEA member states may make their own additional laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR can result in fines of up to the greater of €20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. If we are required to comply with the new data protection rules imposed by GDPR, such compliance may be onerous and adversely affect our business, financial condition, and results of operations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (or up to £17.5 million for UK) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. In September 2021, the United Kingdom government launched a consultation on its proposals for wide-ranging reform of United Kingdom data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the United Kingdom data protection regime could result in the European Commission reviewing the United Kingdom adequacy decision, and the UK United Kingdom losing its adequacy decision if the European Commission deems the United Kingdom to no longer provide adequate protection for personal data.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business or our reputation with customers. For example, some countries have adopted laws mandating that certain personal information regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit processing of personal information to within individual countries could increase our operating costs significantly. Any failure, or perceived failure, by us to comply with federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation and a loss of customers, any of which could have an adverse effect on our business.
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
Our lease ("RWC Lease") with Metropolitan Life Insurance Company ("MetLife") includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the "200/220 Penobscot Space"), approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the "400 Penobscot Space") (the 200/220 Penobscot Space and the 400 Penobscot Space are collectively referred to as the "Penobscot Space"), and approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (the "Chesapeake Space").
We entered into the initial lease with MetLife for our facilities in Redwood City in 2004 and the RWC lease has been amended multiple times since then to adjust the leased space and terms of the RWC Lease. In February 2019, we entered into an Eighth Amendment to the RWC Lease (the "Eighth Amendment") with MetLife with respect to the Penobscot Space and the 501 Chesapeake Space to extend the term of the RWC Lease for additional periods. Pursuant to the Eighth Amendment, the term of the lease of the Penobscot Space has been extended through May 2027. The lease term for the 501 Chesapeake Space has been extended to May 2029. We have one (1) option to extend the term of the lease for the Penobscot Space for five (5) years, and one (1) separate option to extend the term of the lease for the 501 Chesapeake Space for five (5) years.
In January 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC ("ARE") to lease a portion of a facility comprising approximately 36,593 rentable square feet at 825 Industrial Road, San Carlos, California to serve as additional office and research and development laboratory space (the "San Carlos Space"). In December 2021, we commenced occupancy of the San Carlos Space. The lease term for the San Carlos Space is through the end of November 2031. We have one (1) option to extend the term of the lease for the San Carlos Space for five (5) years.
In May 2021, we entered into a short-term office lease with The Inside Source, Inc., to sublease approximately 3,313 square feet of office space in a building located at 985 Industrial Blvd. San Carlos, California. This lease expired in April 2022.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock is quoted on the Nasdaq Global Select Market ("Nasdaq"), under the symbol "CDXS."
As of February 22, 2023, there were approximately 125 stockholders of record. A substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference from the information that will be set forth in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2023 (the "2023 Proxy Statement") under the heading "Executive Compensation—Equity Compensation Plan Information."
Stock Price Performance Graph
The following tabular information and graph compare our total common stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period December 31, 2017 through December 31, 2022. The figures represented below assume an investment of $100 in our common stock at the closing price on December 31, 2017 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2017 and the reinvestment of dividends into shares of common stock. The comparisons in the table and graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. The tabular information and graph shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

		December 31,
$100 investment in stock or index	Ticker	2017	2018	2019	2020	2021	2022
Codexis, Inc.	CDXS	$100.00	$200.00	$191.50	$261.44	$374.49	$55.81
Nasdaq Composite Total Return	XCMP	$100.00	$97.16	$132.81	$192.48	$235.16	$158.65
Nasdaq Biotechnology (Total Return) Index	XNBI	$100.00	$91.14	$114.02	$144.14	$144.17	$129.58

Comparison of Cumulative Total Return Among Codexis, Nasdaq Composite Index and Nasdaq Biotechnology Index

$400
$300
$200
$100
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Codexis (CDXS)
Nasdaq Composite Total Return (XCMP)
Nasdaq Biotechnology (Total Return) Index (XNBI)

Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," or "continue," and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item IA:"Risk Factors," of this Annual Report on Form 10-K and elsewhere in this report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.
Business Overview
We are a leading enzyme engineering company leveraging our proprietary CodeEvolver® technology platform to discover, develop and enhance novel, high performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. The capacity to enhance the properties and performance of enzymes has led to pivotal improvements across three healthcare industry pillars: pharmaceutical manufacturing, life sciences, and biotherapeutics. The enzymes we produce solve for real-world challenges associated with small molecule pharmaceuticals manufacturing, nucleic acid synthesis and genomic sequencing, and – as biotherapeutic candidates – they have the potential to treat challenging diseases. Our unique enzymes drive improvements such as higher yields, reduced energy usage and waste generation, improved efficiency in manufacturing, greater sensitivity in genomic and diagnostic applications, and potentially more efficacious therapeutics.
Recent Developments
Announcement of interim results from Phase 1 trial of CDX-7108 for Exocrine Pancreatic Insufficiency (“EPI”)
On February 23, 2023, we and our partner, Nestlé Health Science announced interim results from a Phase 1 clinical trial of CDX-7108 for the treatment of EPI. Data from the proof-of-concept arm indicated improved lipid absorption when patients are administered CDX-7108 versus placebo. Importantly, no safety issues were noted in the 48 subjects that participated in the single ascending dose and multiple ascending dose portion of the study. We believe the interim data support further development of CDX-7018 in partnership with Nestlé Health Science, with potential for the initiation of a Phase 2 study in early 2024.
Presentation of pre-clinical data from the Fabry disease transgene program
On February 22, 2023, we announced that Takeda Pharmaceutical Company Limited (Takeda) presented pre-clinical data from the Fabry disease transgene program, part of its Strategic Collaboration and License Agreement with Codexis, at the 19th Annual WORLDSymposium™. The gene therapy candidate is being developed to encode the codon optimized, CodeEvolver® engineered -GAL enzyme, which is designed to have improved serum and lysosomal stability and a predicted reduced immunogenicity.
Strengthened management team and Board of Directors with new appointments
On January 23,2023, we announced the appointment of Sri Ryali as Chief Financial Officer and on December 20, 2022, we announced the appointment of H. Stewart Parker to our Board of Directors.

Recent Investing and Financing Activities
In March 2022, we entered into a Stock Purchase Agreement with seqWell Inc. ("seqWell"), a privately held biotechnology company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million.
In May 2021, we filed a Registration Statement on Form S-3 with the SEC, that automatically became effective upon its filing, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. On the date of this filing, we also filed a post-effective amendment to that Registration Statement on Form S-3. Pursuant to that post-effective amendment, we registered an aggregate $200.0 million of securities. In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2022, no shares of our common stock were issued pursuant to the EDA.
In December 2020, we completed an underwritten public offering of 4,928,572 shares of our common stock at a public offering price of $17.50 per share. The net proceeds to us were approximately $80.8 million after deducting offering costs, underwriting discounts and commissions and other offering expenses of $5.5 million.
In June 2020, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the transaction, John Nicols, our former President and Chief Executive Officer, also joined MAI’s board of directors. Concurrently with our initial equity investment, we entered into the MAI Agreement pursuant to which performed services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A preferred stock. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million. In September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million. As of December 31, 2022, we have 18,292,369 shares of MAI's Series A and B preferred stock that we have earned or purchased since executing the Stock Purchase Agreement with MAI.
In November 2020, we invested $1.0 million in Arzeda Corp., a privately-held computational protein design company that focuses on computational approaches to designing novel enzyme functionality, and received a convertible subordinated note issued by Arzeda Corp. In July 2021, we converted the non-marketable debt security with a carrying value of $1.3 million into 207,070 shares of Series B-2 preferred stock of Arzeda Corp.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2, "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Business Update Regarding COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.
As a result of the COVID-19 pandemic, we have received purchase orders from Pfizer Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary API, nirmatrelvir, used by Pfizer in combination with the API ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. We are a party to an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which is creditable against future orders of CDX-616 used to manufacture its PAXLOVID™. The sale of CDX-616 to Pfizer had a substantial impact on our revenue for the year ended December 31, 2022. Revenues in 2023 and in future years from our sales of CDX-616 to Pfizer and other potential customers (including sublicensees of Pfizer technology from The Medicine Patent Pool) are subject to a number of factors which are outside of our control and could reduce or eliminate our sales of CDX-616, and therefore materially and adversely affect our business, results of operations and financial conditions.
For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,			% of Total Revenues
	2022	2021	2020	2022	2021	2020
Revenues:
Product revenue	$116,676	$70,657	$30,220	84%	67%	44%
Research and development revenue	21,914	34,097	38,836	16%	33%	56%
Total revenues	138,590	104,754	69,056	100%	100%	100%
Costs and operating expenses:
Cost of product revenue	38,033	22,209	13,742	27%	21%	20%
Research and development	80,099	55,919	44,185	58%	53%	64%
Selling, general and administrative	52,172	49,323	35,049	38%	47%	51%
Restructuring charges	3,167	—	—	2%	—%	—%
Total costs and operating expenses	173,471	127,451	92,976	125%	121%	135%
Loss from operations	(34,881)	(22,697)	(23,920)	(25)%	(21)%	(35)%
Interest income	1,441	459	405	1%	—%	1%
Other income (expense), net	124	1,148	(156)	—%	1%	—%
Loss before income taxes	(33,316)	(21,090)	(23,671)	(24)%	(20)%	(34)%
Provision for income taxes	276	189	339	—%	—%	—%
Net loss	$(33,592)	$(21,279)	$(24,010)	(24)%	(20)%	(34)%
Revenues
Our revenues consist of product revenue and research and development revenue as follows:
•Product revenue consist of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits.
•Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.

Revenues are as follows (in thousands, except percentages):

				Change
	Year Ended December 31,			2022		2021
	2022	2021	2020	$	%	$	%
Product revenue	$116,676	$70,657	$30,220	$46,019	65%	$40,437	134%
Research and development revenue	21,914	34,097	38,836	(12,183)	(36)%	(4,739)	(12)%
Total revenues	$138,590	$104,754	$69,056	$33,836	32%	$35,698	52%

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
2022 compared to 2021
Total revenues increased by $33.8 million in 2022 to $138.6 million, as compared to 2021. The increase was driven by growth in product revenue of $46.0 million, or 65%, but partially offset by a decrease in research and development revenue of $12.2 million, or 36%.
Product revenue, which consist primarily of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits, was $116.7 million in 2022, an increase of 65% compared with $70.7 million in 2021. The increase in product revenue was primarily due to $40.9 million higher revenue from Pfizer sales related to the purchase of CDX-616.
Research and development revenue decreased by $12.2 million in 2022 to $21.9 million, or 36% compared with $34.1 million in 2021, primarily due to lower license fees from Takeda, decreased revenue from milestone payments received from GSK in 2021 and lower research and development fees from other existing collaboration agreements being recognized in 2022 as compared to the prior year. A portion of our research and development revenue in 2022 and 2021 was paid to us by MAI in the form of additional shares of MAI Series A and Series B preferred stock. We received an aggregate of 1,587,049 and 3,491,505 shares of MAI's Series A and B preferred stock for the years ended December 31, 2022 and 2021, respectively.
2021 compared to 2020
Total revenues increased by $35.7 million in 2021 to $104.8 million, as compared to 2020. The increase was driven by growth in product revenue of $40.4 million, or 134%, but partially offset by a decrease in research and development revenue of $4.7 million, or 12%.
Product revenues were $70.7 million in 2021, an increase of 134% compared with $30.2 million in 2020. The increase in product revenue was primarily due to $34.5 million in revenue from Pfizer and an increase in demand for enzymes used in the manufacture of branded pharmaceutical products.
Research and development revenue decreased by $4.7 million in 2021 to $34.1 million, or 12% compared with $38.8 million in 2020, primarily due to lower license and research and development fees from Takeda and lower revenues from Novartis recognized in 2021 compared to the prior year, which was partially offset by higher license fees from other existing collaboration agreements. A portion of our research and development revenue in 2020 was paid to us by MAI in the form of additional shares of MAI Series A preferred stock. We received an aggregate of 714,171 shares of MAI's Series A preferred stock for the year ended December 31, 2020.

Costs and Operating Expenses (in thousands, except percentages):

				Change
	Year Ended December 31,			2022		2021
	2022	2021	2020	$	%	$	%
Cost of product revenue	$38,033	$22,209	$13,742	$15,824	71%	$8,467	62%
Research and development	80,099	55,919	44,185	24,180	43%	11,734	26%
Selling, general and administrative	52,172	49,323	35,049	2,849	6%	14,274	41%
Restructuring charges	3,167	—	—	$3,167	100%	$—	—%
Total costs and operating expenses	$173,471	$127,451	$92,976	$46,020	36%	$34,475	37%

Costs of Product Revenue and Product Gross Margin
Our product revenues are derived entirely from our Performance Enzymes segment. Revenues from the Novel Biotherapeutics segment are only from collaborative research and development activities.
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our consolidated statements of operations (in thousands, except percentages):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2022	2021	$	%	2021	2020	$	%
Product revenue	$116,676	$70,657	$46,019	65%	$70,657	$30,220	$40,437	134%
Cost of product revenue (1)	38,033	22,209	15,824	71%	22,209	13,742	8,467	62%
Product gross profit	$78,643	$48,448	$30,195	62%	$48,448	$16,478	$31,970	194%
Product gross margin (%) (2)	67%	69%			69%	55%
(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
2022 compared to 2021
Cost of product revenue increased by $15.8 million in 2022 to $38.0 million, as compared to 2021. The increase was primarily due to a higher volume of product sales and variations in product mix. Product gross margins decreased to 67% in 2022 as compared to 69% in 2021, primarily due to variations in product mix, variation in prices per volume sold and higher shipping costs. Some of these cost increases are a result of the impact of inflation and supply chain pressures seen in 2022.
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
2022 compared to 2021
Research and development expenses were $80.1 million in 2022 compared to $55.9 million in 2021, an increase of $24.2 million, or 43%. The increase was primarily due to an increase of $7.4 million in costs associated with higher headcount, $4.8 million in higher facilities and repair and maintenance expenses, $5.3 million increase in outside services and Chemistry, Manufacturing and Controls (“CMC”) and regulatory expenses, $2.6 million in higher lab supplies, $2.1 million in higher depreciation expenses, $1.1 million in higher stock-based compensation expenses and $0.7 million in higher allocable expenses. Some of these cost increases are a result of the impact of inflation seen in 2022.

2021 compared to 2020
Research and development expenses were $55.9 million in 2021 compared to $44.2 million in 2020, an increase of $11.7 million, or 26%. The increase was primarily due to $7.6 million in costs associated with higher headcount, $0.8 million in higher stock-based compensation expenses, $2.6 million in higher lab supplies, $2.2 million in higher allocable expenses, $1.1 million increase in outside services, and $1.0 million in higher depreciation expenses, which was partially offset by a $3.7 million decrease in costs associated with outside services related to CMC and regulatory expenses.
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
2022 compared to 2021
Selling, general and administrative expenses were $52.2 million in 2022 compared to $49.3 million in 2021, an increase of $2.8 million, or 6%. The increase was primarily due to an increase of $6.0 million in costs associated with higher headcount, $1.8 million in higher stock-based compensation costs, $0.8 million in higher outside and temporary services, which was partially offset by a decrease of $3.5 million in allocable expenses due to higher expenses allocated to research and development activities in 2022 and $3.3 million in lower legal fees. Some of these cost increases are a result of the impact of inflation seen in 2022.
2021 compared to 2020
Selling, general and administrative expenses were $49.3 million in 2021 compared to $35.0 million in 2020, an increase of $14.3 million, or 41%. The increase was primarily due to an increase of $6.6 million in costs associated with higher headcount to support our growth, $3.1 million in higher stock-based compensation costs, $5.1 million increase in legal fees, $1.1 million in higher outside and temporary services, $1.0 million in higher facilities cost, and $0.4 million increase in allowance for credit losses, which was partially offset by a decrease of $3.0 million in allocable expenses due to higher expenses allocated to research and development activities in 2021.
Restructuring Charges
Restructuring charges in 2022 consist of one-time employee severance and other termination benefits due to a workforce reduction plan that occurred in the fourth quarter of 2022.
Interest Income and Other Income (Expense), net (in thousands, except percentages):

				Change
	Year Ended December 31,			2022		2021
	2022	2021	2020	$	%	$	%
Interest income	$1,441	$459	$405	$982	214%	$54	13%
Other income (expense), net	124	1,148	(156)	(1,024)	89%	1,304	836%
Total other income (expense), net	$1,565	$1,607	$249	$(42)	(3)%	$1,358	545%

Interest Income
Interest income increased by $1.0 million in 2022 compared to 2021, primarily due to higher average interest rates on cash balances and was partially offset by earned interest income on a non-marketable debt security in the prior year. Interest income increased by $0.1 million in 2021 compared to 2020, primarily due to earned interest income on a non-marketable debt security, which was partially offset by a reduction in interest income from lower average interest rates on lower average cash balances
Other Income (Expense), net
Other income (expense), net, decreased by $1.0 million in 2022 compared to 2021, primarily due to a higher gain from remeasurement on the carrying value of our investment in MAI in the prior year compared to this year. Other income (expense), net increased by $1.3 million in 2021 compared to 2020, primarily due to a $1.0 million gain from remeasurement on the carrying value of our investment in MAI.

Provision for Income Taxes (in thousands, except percentages):

				Change
	Year Ended December 31,			2022		2021
	2022	2021	2020	$	%	$	%
Provision for income taxes	$276	$189	$339	$87	46%	(150)	(44)%

The provision for income taxes for 2022 was primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the Unites Stated and remitted to the United States and the accrual of interest and penalties on historic uncertain tax positions, as well as current year state income taxes.
Starting in 2022, changes to Internal Revenue Code Section 174 made by the Tax Cuts and Jobs Act of 2017 no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. As a result, the Company capitalized such costs in its 2022 income tax provision resulting in an increase in deferred tax assets and state income taxes. However, as we have recorded a full valuation allowance on our deferred tax assets, this did not have an impact on our net deferred tax assets.
The provision for income taxes in 2021 was primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the Unites Stated and remitted to the United States and the accrual of interest and penalties on historic uncertain tax positions. The provision for income taxes in 2020 was primarily due to foreign withholding taxes on certain sales to non-U.S. customers.
Net Loss
Net loss for 2022 was $33.6 million, or a net loss per basic and diluted share of $0.51. This compared to a net loss of $21.3 million, or $0.33 per basic and diluted share for 2021. The increase in net loss was primarily related to lower research and development revenues and higher operating expenses.
Net loss for 2021 was $21.3 million, or a net loss per basic and diluted share of $0.33. This compared to a net loss of $24.0 million, or $0.40 per basic and diluted share for 2020. The decrease in net loss was primarily related to an increase in product revenue with higher margins, which was partially offset by higher operating expenses and lower research and development revenues.
Results of Operations by Segment (in thousands, except percentages)
Revenues by segment

	Year Ended December 31, 2022			Year Ended December 31, 2021			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Revenues:
Product revenue	$116,676	$—	$116,676	$70,657	$—	$70,657	$46,019	65%	$—	—%
Research and development revenue	9,936	11,978	21,914	19,858	14,239	34,097	(9,922)	(50)%	(2,261)	(16)%
Total revenues	$126,612	$11,978	$138,590	$90,515	$14,239	$104,754	$36,097	40%	$(2,261)	(16)%

	Year Ended December 31, 2021			Year Ended December 31, 2020			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Revenues:
Product revenue	$70,657	$—	$70,657	$30,220	$—	$30,220	$40,437	134%	$—	—%
Research and development revenue	19,858	14,239	34,097	17,886	20,950	38,836	1,972	11%	(6,711)	(32)%
Total revenues	$90,515	$14,239	$104,754	$48,106	$20,950	$69,056	$42,409	88%	$(6,711)	(32)%

2022 compared to 2021
Revenues from the Performance Enzymes segment increased by $36.1 million, or 40%, to $126.6 million in 2022, compared to $90.5 million in 2021. The increase in product revenue of $46.0 million, or 65%, to $116.7 million in 2022, compared to $70.7 million in 2021 was primarily due to $40.9 million higher revenue from Pfizer sales related to the purchase of CDX-616. The decrease in research and development revenue of $9.9 million, or 50%, to $9.9 million in 2022, compared to $19.9 million in 2021 was primarily due to lower revenues from Novartis under the Novartis CodeEvolver® Agreement as we completed the technology transfer to Novartis during the third quarter of 2021, decreased revenue from milestone payments received from GSK, and lower research and development fees from other existing collaboration agreements compared to 2021.
Revenues from the Novel Biotherapeutics segment decreased by $2.3 million, or 16%, to $12.0 million in 2022, compared to $14.2 million in 2021. The decrease in revenue was primarily due to lower research and development fees from Takeda and lower research and development revenue from Nestlé Health Science recognized this year compared to the prior year.
2021 compared to 2020
Revenues from the Performance Enzymes segment increased by $42.4 million, or 88%, to $90.5 million in 2021, compared to $48.1 million in 2020. The increase in product revenue of $40.4 million, or 134%, to $70.7 million in 2021, compared to $30.2 million in 2020 was primarily due to $34.5 million in revenue from Pfizer and higher customer demand for enzymes used in the manufacture of branded pharmaceutical products. The increase in research and development revenue of $2.0 million, or 11%, to $19.9 million in 2021, compared to $17.9 million in 2020 was primarily due to higher licenses fees from existing collaboration arrangements, which was partially offset by lower revenues from Novartis.
Revenues from the Novel Biotherapeutics segment decreased by $6.7 million, or 32%, to $14.2 million in 2021, compared to $21.0 million in 2020. The decrease in revenue was primarily due to lower license and research and development fees from Takeda and a decrease in research and development revenue from Nestlé Health Science in 2021 compared to 2020.

Costs and operating expenses by segment

	Year Ended December 31, 2022			Year Ended December 31, 2021			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Cost of product revenue	$38,033	$—	$38,033	$22,209	$—	$22,209	$15,824	71%	$—	—%
Research and development(1)	25,786	49,770	75,556	23,140	30,219	53,359	2,646	11%	19,551	65%
Selling, general and administrative(1)	14,724	2,421	17,145	12,105	2,755	14,860	2,619	22%	(334)	(12)%
Restructuring Charges	$1,708	$966	2,674	$—	$—	—	$1,708	100%	$966	100%
Total segment costs and operating expenses	$80,251	$53,157	133,408	$57,454	$32,974	90,428	$22,797	40%	$20,183	61%
Corporate costs(2)			34,645			33,808
Unallocated depreciation and amortization			5,418			3,215
Total costs and operating expenses			$173,471			$127,451

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense and restructuring charges.

	Year Ended December 31, 2021			Year Ended December 31, 2020			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Cost of product revenue	$22,209	$—	$22,209	$13,742	$—	$13,742	$8,467	62%	$—	—%
Research and development(1)	23,140	30,219	53,359	20,923	21,705	42,628	2,217	11%	8,514	39%
Selling, general and administrative(1)	12,105	2,755	14,860	9,597	2,355	11,952	2,508	26%	400	17%
Total segment costs and operating expenses	$57,454	$32,974	90,428	$44,262	$24,060	68,322	$13,192	30%	$8,914	37%
Corporate costs(2)			33,808			22,555
Unallocated depreciation and amortization			3,215			2,099
Total costs and operating expenses			$127,451			$92,976

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses.
For a discussion of product cost of revenue, see "Results of Operations”.
2022 compared to 2021
Research and development expense in the Performance Enzymes segment increased by $2.6 million, or 11%, to $25.8 million in 2022, compared to $23.1 million in 2021. The increase was primarily due to an increase in costs associated with outside services and higher headcount but partially offset by lower allocable expenses.
Selling, general and administrative expense in the Performance Enzymes segment increased by $2.6 million, or 22%, to $14.7 million in 2022, compared to $12.1 million in 2021. The increase was primarily due to an increase in costs associated with higher headcount and higher outside services expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $19.6 million, or 65%, to $49.8 million in 2022, compared to $30.2 million in 2021. The increase was primarily due to higher costs associated with higher headcount, higher facilities cost and lab supplies, increase in outside services related to CMC and regulatory expenses and higher allocable expenses.

Selling, general and administrative expense in the Novel Biotherapeutics segment decreased by $0.3 million, or 12%, to $2.4 million in 2022, compared to $2.8 million in 2021. The decrease was primarily due to lower outside services expenses.
2021 compared to 2020
Research and development expense in the Performance Enzymes segment increased by $2.2 million, or 11%, to $23.1 million in 2021, compared to $20.9 million in 2020. The increase was primarily due to an increase in costs associated with higher headcount, higher outside services expenses, and higher lab supplies, which was partially offset by lower allocable expenses.
Selling, general and administrative expense in the Performance Enzymes segment increased by $2.5 million, or 26%, to $12.1 million in 2021, compared to $9.6 million in 2020. The increase was primarily due to an increase in costs associated with higher headcount and allocable expenses, which was partially offset by lower outside services expenses.
Research and development expense in the Novel Biotherapeutics segment increased by $8.5 million, or 39%, to $30.2 million in 2021, compared to $21.7 million in 2020. The increase was primarily due to higher costs associated with higher headcount and allocable expenses but partially offset by reduction in costs associated with outside services relating to CMC and regulatory expenses.
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.4 million, or 17%, to $2.8 million in 2021, compared to $2.4 million in 2020. The increase was primarily due to increase in costs associated with higher headcount and higher allocable expenses, which was partially offset by lower outside services expenses.
Income (loss) from operations by segment

	Year Ended December 31, 2022			Year Ended December 31, 2021			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Income (loss) from operations	$46,361	$(41,179)	$5,182	$33,061	$(18,735)	$14,326	$13,300	40%	$(22,444)	(120)%

	Year Ended December 31, 2021			Year Ended December 31, 2020			Change
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes		Novel Biotherapeutics
							$	%	$	%
Income (loss) from operations	$33,061	$(18,735)	$14,326	$3,844	$(3,110)	$734	$29,217	760%	$(15,625)	(502)%

2022 compared to 2021
Income from operations in the Performance Enzymes segment increased by $13.3 million, or 40%, to $46.4 million, in 2022, compared to $33.1 million in 2021. The increase in income from operations was primarily due to higher product revenue from Pfizer sales partially offset by lower research and development revenue and higher costs and operating expenses.
Loss from operations in the Novel Biotherapeutics segment increased by $22.4 million, or 120%, to $41.2 million in 2022 compared to a loss from operations of $18.7 million in 2021, primarily due to lower research and development revenue from Takeda and Nestlé Health Science and higher research and development expenses associated with higher headcount, higher facilities cost and lab supplies and higher allocable expenses.
2021 compared to 2020
Income from operations in the Performance Enzymes segment increased by $29.2 million, or 760%, to $33.1 million, in 2021, compared to $3.8 million in 2020. The increase in income from operations was primarily due to higher product revenue and research and development revenue, which was partially offset by higher costs and operating expenses.
Loss from operations in the Novel Biotherapeutics segment increased by $15.6 million, or 502%, to $18.7 million in 2021 compared to a loss from operations of $3.1 million in 2020. The increase in loss from operations was primarily due to lower research and development revenue from Takeda and decrease in research and development revenue from Nestlé Health Science, and higher research and development expenses associated with higher headcount and allocable expenses.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. We also have the ability to borrow up to $5.0 million under our Credit Facility (defined below). We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S banks. Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, research and development expenses including costs related to the potential clinical development of our product candidates, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. We expect our cash requirements to increase in the near term as we continue to invest in high potential research and development activities with long-term commercial potential, if approved, and see less cash revenue from sales of CDX-616 to Pfizer for PAXLOVID™.
The following summarizes our cash and cash equivalents balance and working capital as of December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$113,984	$116,797	$149,117
Working capital	$113,828	$128,517	$159,442
Sources of Capital
In addition to our existing cash and cash equivalents and revenue generated through our existing operations, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements with Merck, Novartis and Nestlé Health Science of up to $439.0 million in aggregate. In addition, under the GSK CodeEvolver® Agreement, we have the potential to receive additional contingent payments that range from $5.8 million to $38.5 million per project. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
In addition, pursuant to the terms of the Pfizer Supply Agreement, we received a fee of $25.9 million in August 2022. The fee is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates prior to December 31, 2023 and for fees associated with any new development and licensing agreements with Pfizer entered into prior to March 31, 2023 that are invoiced prior to December 31, 2023. Up to 50% of any portion of the fee which has not been credited pursuant to credits granted under the preceding sentence is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates prior to December 31, 2024. In the fourth quarter of 2022, we and Pfizer agreed to adjust the terms of certain existing non-cancelable purchase orders of CDX-616 issued under the Pfizer Supply Agreement pursuant to which Pfizer will pay us $36.8 million in lieu of the delivery of certain quantities of CDX-616 under those purchase orders, upon which we collected $19.8 million in December 2022 and the remaining amount is expected to be received in the first quarter of 2023.
We are actively collaborating with new and existing customers. We believe that we can utilize our current products and services, and develop new products and services, to increase our revenues and gross margins in future periods.
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

Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. During the year ended December 31, 2022, no shares of our common stock were issued pursuant to the EDA, and as of December 31, 2022, $50.0 million worth of shares remained available for sale under the EDA. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
Credit Facility
In June 2017, we entered into the Credit Facility with Western Alliance Bank consisting of term loans up to $10.0 million, and advances under a revolving credit facility up to $5.0 million with accounts receivable borrowing base of 80% of eligible accounts receivable. Our right to take draws on the term debt expired on December 31, 2021. On October 1, 2024, loans drawn, if any, under the Revolving Line of Credit terminate.
The Credit Facility requires us to maintain compliance with certain financial covenants including attainment of certain lender-approved projections or maintenance of certain minimum cash levels. Restrictive covenants in the Credit Facility restrict the payment of dividends or other distributions. As of December 31, 2022, no amounts were borrowed under the Credit Facility and we were in compliance with the covenants for the Credit Facility. For additional information about our contractual obligations, see Note 13, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We believe that our existing cash and cash equivalents, combined with our future expectations for product revenues, research and development revenue, and expense management will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our capital resources sooner than we expect.
However, we may need additional capital if our current plans and assumptions change. In addition, we may choose to seek other sources of capital even if we believe we have generated sufficient cash flows to support our operating needs. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary. If our capital resources are insufficient to meet our longer term capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Cash Flows
The following is a summary of cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$11,284	$(14,267)	$(16,464)
Net cash used in investing activities	(13,578)	(21,422)	(5,748)
Net cash provided by (used in) financing activities	(575)	3,767	80,808
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,869)	$(31,922)	$58,596

Cash Flows from Operating Activities

The $25.6 million increase in net cash provided by operating activities in 2022 as compared to 2021 was primarily due to the receipt of a $25.9 million fee from Pfizer in August 2022 creditable against future orders and increases in cash received from revenue, which was partially offset by increased payments associated with higher operating costs.

The $2.2 million decrease in net cash used by operating activities in 2021 as compared to 2020 was primarily due to increases in cash received from revenue, which was partially offset by increased payments associated with higher operating costs.
Cash Flows from Investing Activities

The $7.8 million decrease in net cash used in investing activities in 2022 as compared to 2021, was primarily due to higher cash utilized for additional investments in equity securities and purchases of property and equipment in 2021.

The $15.7 million increase in net cash used in investing activities in 2021 as compared to 2020, was primarily due to higher cash utilized for the additional investments in MAI's Series A and B preferred stock for $7.6 million and higher purchases of property and equipment during 2021.
Cash Flows from Financing Activities

The $4.3 million decrease in net cash provided by financing activities in 2022 as compared to 2021 was primarily due to higher cash paid on taxes related to net share settlement of equity awards and lower proceeds from exercises of stock options.

The $77.0 million decrease in net cash provided by financing activities in 2021 as compared to 2020 was primarily due to the receipt of $80.8 million in net proceeds from our offering of common stock in 2020.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2022, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K as promulgated by the SEC.
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
Product Revenue
Certain of our agreements provide options to customers which they can exercise at a future date, such as the option to purchase our product during the contract duration at discounted prices and an option to extend their contract, among others. In accounting for customer options, we determine whether an option is a material right and this requires us to exercise significant judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right. If the contract gives the customer the option to acquire additional goods or services at their normal SSPs, we would likely determine that the option is not a material right and, therefore, account for it as a separate performance obligation when the customer exercises the option. We primarily account for options which provide material rights using the alternative approach available under ASC 606, as we concluded we meet the criteria for using the alternative approach. Therefore, the transaction price is calculated as the expected consideration to be received for all the goods and services we expect to provide. We update the transaction price for expected consideration, subject to constraint, each reporting period if our estimate of future goods to be ordered by customers change. Estimating expected consideration to be received under the alternative approach involves significant judgment.
Research and Development Revenue
The majority of our research and development agreements are based on a contractual rate per dedicated project team working on the project. The underlying product that we develop for customers does not create an asset with an alternative use to us and the customer receives benefits as we perform the work towards completion. Thus, our performance obligations are generally satisfied over time as the service is performed. We utilize an appropriate method of measuring progress towards the completion of our performance obligations to determine the timing of revenue recognition. For each performance obligation that is satisfied over time, we recognize revenue using a single measure of progress either based on hours incurred or based on stage of progress under the project.
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
We evaluate equity securities for impairment when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an "other-than-temporary" decline in estimated fair value of the debt or equity security compared to its carrying value. We calculate the estimated fair value of these securities using information from the investee, which may include:
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
The valuation may be reduced if the company's potential has deteriorated significantly. If the factors that led to a reduction in valuation are overcome, the valuation may be readjusted.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $114.0 million at December 31, 2022. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2022, the effect of a hypothetical 10% decrease in market interest rates would have an $316 thousand impact on a potential loss in future interest income and cash flows.

In June 2017, we entered into a Credit Facility with Western Alliance Bank consisting of term loans up to $10.0 million, and advances under a revolving line of credit up to $5.0 million. Our right to take draws on the long term debt expired on December 31, 2021. On October 1, 2024, loans drawn, if any, under the Revolving Line of Credit terminate. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. Increases in these variable interest rates will increase our future interest expense and decrease our results of operations and cash flows. Our exposure to interest rates risk relates to our 2017 Credit Facility with variable interest rates, where an increase in interest rates may result in higher borrowing costs. Since we have no outstanding borrowings under our 2017 Credit Facility as of December 31, 2022, the effect of a hypothetical 10% change in interest rates would have an impact of nil on our interest expense.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the USD declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of December 31, 2022, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $42 thousand. We did not engage in hedging transactions in 2022, 2021 and 2020.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Codexis, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Codexis, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
Revenue Recognition
As described in Notes 2 and 3 to the consolidated financial statements, the Company recognizes revenue in a manner that best depicts the transfer of promised goods or services to the customer when control of the product or service is transferred to a customer. The Company's contracts with customers include enzyme supply, licensing, and collaborative research and development agreements. Contracts with customers may contain multiple performance obligations, options, up-front or annual license fees, fees for full time employee research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage. The Company makes significant judgments in determining revenue recognition for certain customer contracts.
We identified management’s significant judgments and estimates related to revenue recognition for contracts with customers as a critical audit matter. Auditing the evaluation of distinct performance obligations, allocation of transaction price to distinct performance obligations, determination and estimation of material rights, determination of the pattern of transfer of control for each distinct performance obligation and estimation of variable consideration required significant audit effort and subjective judgments in evaluating management's estimates.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of internal controls relating to the identification of distinct performance obligations and material rights, the determination of the timing of revenue recognition, allocation of transaction price to distinct performance obligations, and the estimation of variable consideration.
•Examining a sample of revenue contracts and other source documents to test management's identification of significant terms for completeness, including the identification of distinct performance obligations, material rights and variable consideration including sending confirmations to a sample of customers to confirm our understanding of the parties’ rights and obligations.
•Evaluating the reasonableness and accuracy of management’s judgments and estimates used in accounting for identified material rights.
•Assessing the reasonableness of management’s judgments and estimates to calculate variable consideration, and the timing of recognizing the related revenue subject to any constraints.
•Evaluating the appropriateness of management’s allocation of the transaction price to the distinct performance obligation and determination of whether identified performance obligations meet the criteria for over-time revenue recognition.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2013.

San Jose, California
February 27, 2023

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on Internal Control over Financial Reporting
We have audited Codexis, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, LLP

San Jose, California
February 27, 2023

Codexis, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$113,984	$116,797
Restricted cash, current	521	579
Financial assets:
Accounts receivable	31,904	24,953
Contract assets	2,116	4,557
Unbilled receivables	7,016	8,558
Total financial assets	41,036	38,068
Less: allowances	(163)	(416)
Total financial assets, net	40,873	37,652
Inventories	2,029	1,160
Prepaid expenses and other current assets	5,487	5,700
Total current assets	162,894	161,888
Restricted cash	1,521	1,519
Investment in non-marketable equity securities ($13,921 and $12,713 with a related party)	20,510	14,002
Right-of-use assets - Operating leases, net	39,263	44,095
Right-of-use assets - Finance leases, net	—	17
Property and equipment, net	22,614	21,345
Goodwill	3,241	3,241
Other non-current assets	350	276
Total assets	$250,393	$246,383
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,246	$2,995
Accrued compensation	11,453	11,119
Other accrued liabilities	15,279	12,578
Current portion of lease obligations - Operating leases	5,360	4,093
Deferred revenue ($0 and $245 to a related party)	13,728	2,586
Total current liabilities	49,066	33,371
Deferred revenue, net of current portion	16,881	3,749
Long-term lease obligations - Operating leases	38,278	43,561
Other long-term liabilities	1,371	1,311
Total liabilities	105,596	81,992
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 65,811 and 65,109 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	566,081	552,083
Accumulated deficit	(421,290)	(387,698)
Total stockholders’ equity	144,797	164,391
Total liabilities and stockholders’ equity	$250,393	$246,383

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenue ($514, $0 and $0 from a related party)	$116,676	$70,657	$30,220
Research and development revenue ($1,245, $1,955 and $900 from a related party)	21,914	34,097	38,836
Total revenues	138,590	104,754	69,056
Costs and operating expenses:
Cost of product revenue	38,033	22,209	13,742
Research and development	80,099	55,919	44,185
Selling, general and administrative	52,172	49,323	35,049
Restructuring charges	3,167	—	—
Total costs and operating expenses	173,471	127,451	92,976
Loss from operations	(34,881)	(22,697)	(23,920)
Interest income	1,441	459	405
Other income (expense), net ($208, $983 and $0 from a related party)	124	1,148	(156)
Loss before income taxes	(33,316)	(21,090)	(23,671)
Provision for income taxes	276	189	339
Net loss	$(33,592)	$(21,279)	$(24,010)

Net loss per share, basic and diluted	$(0.51)	$(0.33)	$(0.40)
Weighted average common stock shares used in computing net loss per share, basic and diluted	65,344	64,568	59,360

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2019	58,877	$6	$447,920	$(342,409)	$105,517
Exercise of stock options	210	—	1,323	—	1,323
Release of stock awards	370	—	—	—	—
Employee stock-based compensation	—	—	7,622	—	7,622
Non-employee stock-based compensation	—	—	106	—	106
Taxes paid related to net share settlement of equity awards	(103)	—	(1,257)	—	(1,257)
Issuance of common stock, net of issuance costs of $5,448	4,929	—	80,802	—	80,802
Net loss	—	—	—	(24,010)	(24,010)
December 31, 2020	64,283	6	536,516	(366,419)	170,103
Exercise of stock options	699	—	5,180	—	5,180
Release of stock awards	181	—	—	—	—
Employee stock-based compensation	—	—	11,346	—	11,346
Non-employee stock-based compensation	—	—	247	—	247
Taxes paid related to net share settlement of equity awards	(54)	—	(1,206)	—	(1,206)
Net loss	—	—	—	(21,279)	(21,279)
December 31, 2021	65,109	6	552,083	(387,698)	164,391
Exercise of stock options	410	—	955	—	955
Release of stock awards	373	—	—	—	—
Employee stock-based compensation	—	—	14,398	—	14,398
Non-employee stock-based compensation	—	—	133	—	133
Taxes paid related to net share settlement of equity awards	(81)	—	(1,488)	—	(1,488)
Net loss	—	—	—	(33,592)	(33,592)
December 31, 2022	65,811	$6	$566,081	$(421,290)	$144,797

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(33,592)	$(21,279)	$(24,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,402	3,113	1,950
Amortization expense - right-of-use assets - operating and finance leases	4,849	2,834	2,604
Stock-based compensation	14,531	11,593	7,728
Provision for credit losses	4	342	40
Equity securities earned from research and development activities from a related party	(1,245)	(1,955)	(900)
Unrealized gain on non-marketable securities (($208) and ($983) from a related party)	(208)	(1,272)	—
Other non-cash items	(29)	(19)	15
Changes in operating assets and liabilities:
Financial assets ($0, $0 and ($450) from a related party)	(3,225)	(9,156)	(8,723)
Inventories	(869)	(196)	(593)
Prepaid expenses and other assets	181	(2,268)	(1,012)
Accounts payable	207	268	101
Accrued compensation and other accrued liabilities	5,983	6,575	6,175
Other long-term liabilities	(5,223)	(4,147)	(2,586)
Deferred revenue ($0, $245, $0 to a related party)	24,518	1,300	2,747
Net cash provided by (used in) operating activities	11,284	(14,267)	(16,464)
Investing activities:
Purchase of property and equipment	(8,307)	(13,828)	(3,748)
Proceeds from sale of property and equipment	29	36	—
Investment in non-marketable securities ($0, ($7,630) and ($1,000) in a related party)	(5,300)	(7,630)	(2,000)
Net cash used in investing activities	(13,578)	(21,422)	(5,748)
Financing activities:
Proceeds from exercises of stock options	955	5,180	1,323
Proceeds from issuance of common stock in connection with public offering	—	—	86,250
Costs incurred in connection with equity financing	(42)	(207)	(5,448)
Payments of lease obligations - Finance leases	—	—	(60)
Taxes paid related to net share settlement of equity awards	(1,488)	(1,206)	(1,257)
Net cash provided by (used in) financing activities	(575)	3,767	80,808
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,869)	(31,922)	58,596
Cash, cash equivalents and restricted cash at the beginning of the year	118,895	150,817	92,221
Cash, cash equivalents and restricted cash at the end of the year	$116,026	$118,895	$150,817

Supplemental disclosure of cash flow information:
Interest paid	$34	$14	$52
Income taxes	$100	$102	$312
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$897	$2,533	$1,750

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$113,984	$116,797	$149,117
Restricted cash, current and non-current	2,042	2,098	1,700
Total cash, cash equivalents and restricted cash at the end of the period	$116,026	$118,895	$150,817
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
Business Update Regarding COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.
As a result of the COVID-19 pandemic, we have received purchase orders from Pfizer Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary API, nirmatrelvir, used by Pfizer in combination with the API ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. In July 2022, we entered into an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which is creditable against future orders of CDX-616 used to manufacture PAXLOVID™. Revenues in 2023 and in future years from our sales of CDX-616 to Pfizer and other potential customers (including sublicensees of Pfizer technology from The Medicine Patent Pool) are subject to a number of factors which are outside of our control and could reduce or eliminate our sales of CDX-616.
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
Segment Reporting
We report two business segments, Performance Enzymes and Novel Biotherapeutics, which are based on our operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, in deciding how to allocate resources, and in assessing performance. Our business segments are primarily based on our organizational structure and our operating results as used by our CODM in assessing performance and allocating resources for the Company. We do not allocate or evaluate assets by segment.
The Novel Biotherapeutics segment focuses on new opportunities in the pharmaceutical industry to discover or improve novel biotherapeutic drug candidates that will target human diseases that are in need of improved therapeutic interventions. Similarly, we believe that we can deploy our platform technology to improve specific characteristics of a customer’s pre-existing biotherapeutic drug candidate, such as its activity, stability, or immunogenicity. The Performance Enzymes segment consists of biocatalyst products and services with focus on pharmaceutical, molecular diagnostics, and other industrial markets.
Foreign Currency Translation
The USD is the functional currency for our operations outside the United States. Accordingly, non-monetary assets and liabilities originally acquired or assumed in other currencies are recorded in USD at the exchange rates in effect at the date they were acquired or assumed. Monetary assets and liabilities denominated in other currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. Translation adjustments are recorded in other expense in the consolidated statements of operations. Gains and losses realized from non-USD transactions, including intercompany balances not considered as permanent investments, are included in other expense in the accompanying consolidated statements of operations.
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
Research and Development Revenue
We perform research and development activities as specified in each respective customer agreement. We identify each performance obligation in our research and development agreements at contract inception. We allocate the consideration to each distinct performance obligation based on the SSP of each performance obligation. Performance obligations included in our research and services agreements typically include research and development services for a specified term, periodic reports and small samples of enzyme produced.
The majority of our research and development agreements are based on a contractual rate per dedicated project team working on the project. The underlying product that we develop for customers does not create an asset with an alternative use to us and the customer receives benefits as we perform the work towards completion. Thus, our performance obligations are generally satisfied over time as the service is performed. We utilize an appropriate method of measuring progress towards the completion of our performance obligations to determine the timing of revenue recognition. For each performance obligation that is satisfied over time, we recognize revenue using a single measure of progress either based on hours incurred or based on stage of progress under the project.
Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. We must first determine whether the license is distinct from other promises, such as our promise to manufacture a product. If we determine that the customer cannot benefit from the license without our manufacturing capability, the license will be accounted for as combined with the other performance obligations. If we determine that a license is distinct and has significant standalone functionality, we recognize revenues from a functional license at a point in time when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using historical information if licenses have been previously sold to customers and for new licenses, we consider multiple methods, including a discounted cash flow method which includes the following key assumptions: the development timelines, revenue forecasts, commercialization expenses, discount rate, and the probability of technical and regulatory success. For licenses that have been previously sold to other customers, we use historical information to determine SSP.

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
Our CodeEvolver® platform technology transfer collaboration agreements typically include license fees, upfront fees, and variable consideration in the form of milestone payments, and sales or usage-based royalties. We have recognized revenues from our platform technology transfer agreements over time as our customer uses our technology.
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
Contract Costs
We recognize a non-current asset for the incremental costs of obtaining a contract with a customer if the entity expects to recover such costs and if those costs would not have been incurred if the contract had not been obtained, such as commissions paid to sales personnel. We do not typically incur significant incremental costs because the compensation of our salespeople is not based on contracts closed but on a mixture of company goals, individual goals, and sales goals. If a commission paid is directly related to obtaining a specific contract, our policy is to capitalize and amortize such costs on a systematic basis, consistent with the pattern of transfer of the good or service to which the asset relates, and over a period beyond 12 months. Contract costs are reported in other non-current assets and were not significant in any of the periods presented.

Cost of Product Revenue
Cost of product revenue comprises both internal and third party fixed and variable costs including materials and supplies, labor, facilities, and other overhead costs associated with our product sales. Shipping costs are included in our cost of product revenue. Shipping costs were $3.0 million, $1.8 million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Fulfillment costs, such as shipping and handling, are recognized at a point in time and are included in cost of product revenue.
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
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were $0.3 million for each of the years ended December 31, 2022, 2021 and 2020.
Stock-Based Compensation
We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans. The Black-Scholes-Merton option pricing model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. The expected term is based on historical exercise behavior for similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We use historical volatility to estimate expected stock price volatility. The risk-free rate assumption is based on United States Treasury instruments whose terms are consistent with the expected term of the stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.
Restricted Stock Units ("RSUs"), Restricted Stock Awards ("RSAs”) and performance-contingent restricted stock units ("PSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. Performance based options ("PBOs") are measured using the Black-Scholes-Merton option pricing model. The vesting of PBOs and PSUs awarded is conditioned upon the attainment of one or more performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to the PBOs and PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
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
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as current restricted cash on the consolidated balance sheets of $0.5 million and $0.6 million as of December 31, 2022 and 2021, respectively.
Pursuant to the terms of the lease agreements for our Redwood City and San Carlos facilities, we obtained letters of credit collateralized by cash deposit balances of $1.5 million as of December 31, 2022 and 2021. These cash deposits balances are recorded as non-current restricted cash on the consolidated balance sheets. For additional information, see Note 13, "Commitments and Contingencies".
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
We perform ongoing credit evaluations of our customer's financial condition whenever deemed necessary. We maintain an allowance for doubtful accounts based on the expected collectability of all financial assets, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. As of December 31, 2022, we had two customers that accounted for 63% of our accounts receivable balance. As of December 31, 2021, one customer accounted for 62% of our accounts receivable balance. We believe the accounts receivable balances from our largest customers do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience.

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
We recognize accounts receivable at invoiced amounts and we maintain a valuation allowance for credit losses using an impairment model (known as the "current expected credit loss model" or "CECL") based on estimates and forecasts of future conditions requiring recognition of a lifetime of expected credit losses at inception on our financing receivables measured at amortized costs which consisted of accounts receivable, contract assets, and unbilled receivables. We have determined that our financing receivables share similar risk characteristics including: (i) customer origination in the pharmaceutical and fine chemicals industry, (ii) similar historical credit loss pattern of customers (iii) no meaningful trade receivable differences in terms, (iv) similar historical credit loss experience and (v) our belief that the composition of certain assets are comparable to our historical portfolio used to develop loss history. As a result, we measured the allowance for credit loss ("ACL") on a collective basis. Our ACL methodology considers how long the asset has been past due, the financial condition of the customers, which includes ongoing quarterly evaluations and assessments of changes in customer credit ratings, and other market data that we believe are relevant to the collectability of the assets. Nearly all financing receivables are due from customers that are highly rated by major rating agencies and have a long history of no credit loss. We derive our ACL by establishing an impairment rate attributable to assets not yet identified as impaired.
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
Concentrations of Supply Risk
We rely on a limited number of suppliers for our products. We believe that other vendors would be able to provide similar products; however, the qualification of such vendors may require substantial start-up time. In order to mitigate any adverse impacts from a disruption of supply, we attempt to maintain an adequate supply of critical single-sourced materials. For certain materials, our vendors maintain a supply for us. We outsource the large-scale manufacturing of our products to contract manufacturers with facilities in Austria and Italy.
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

Impairment of Long-Lived Assets
We have not identified property and equipment by segment since these assets are shared or commingled. We evaluate the carrying values of long-lived assets, which include property and equipment and right-of-use assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future net undiscounted cash flows. If the comparison indicates that impairment exists, long-lived assets are written down to their respective fair values based on discounted cash flows. Management judgment is required in the forecast of future operating results that are used in the preparation of undiscounted cash flows.
As of December 31, 2022 and 2021, there were no events or changes in circumstances which indicated that the carrying amount of our asset group might not be recoverable. No impairment charges for long-lived assets were recorded during the years ended December 31, 2022, 2021 and 2020.
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
Investment in Non-Marketable Debt Securities
We measure available-for-sale investments in non-marketable debt securities at fair value. Unrealized gains and losses on these securities are recognized in other comprehensive income until realized. Non-marketable debt securities are classified as available-for-sale securities.
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
We evaluate both equity and debt securities for impairment when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an "other-than-temporary” decline in the estimated fair value of the debt or equity security compared to its carrying value. We calculate the estimated fair value of these securities using information from the investee, which may include:
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
We test goodwill for impairment annually on a reporting unit basis, on the last day of the fourth fiscal quarter, and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The annual impairment test is completed using either: a qualitative "Step 0" assessment based on reviewing relevant events and circumstances; or a quantitative "Step 1" assessment, which determines the fair value of the reporting unit. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded. Using the relative fair value allocation methodology for assets and liabilities used in both of our reporting units, we compare the allocated carrying amount of each reporting unit’s net assets and the assigned goodwill to its fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Any excess of the reporting unit’s carrying amount of goodwill over its fair value is recognized as an impairment. During 2022, 2021 and 2020, we did not record impairment charges related to goodwill.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31, 2022, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss (“NOL") carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we should experience such a change of ownership, utilization of our federal and state NOL carryforwards could be limited.
Accounting Pronouncements
Recently adopted accounting pronouncements
In May 2021, FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force. The standard establishes a principles-based framework in accounting for modifications of freestanding equity-classified written call options on the basis of the economic substance of the underlying transaction. The standard also requires incremental financial statement disclosures. The standard affects entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. The standard was adopted beginning January 1, 2022 on a prospective basis. The adoption of ASU 2021-04 did not have an impact on our consolidated financial statements and related disclosures.
In August 2020, FASB issued ASU No. 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) No. 2020-06 August 2020 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce the complexity and to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. The standard was adopted beginning January 1, 2022 on a modified retrospective basis. The adoption of ASU 2020-06 did not have an impact on our consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate are expected to be discontinued as a result of the Reference Rate Reform. The standard was adopted beginning January 1, 2022 on a prospective basis. The adoption of ASU 2020-04 had no significant impact on our consolidated financial statements and related disclosures. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time preparers can utilize the reference rate reform guidance in Topic 848. The standard was adopted upon its issuance on a prospective basis. The adoption of ASU 2022-06 did not have an impact on our consolidated financial statements and related disclosures.
Recently issued accounting pronouncements not yet adopted
There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2022 that are of significance or potential significance to us.
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

Segment information is as follows (in thousands):

	Year Ended December 31, 2022
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$116,676	$—	$116,676
Research and development revenue	9,936	11,978	21,914
Total revenues	$126,612	$11,978	$138,590

Primary geographical markets:
Americas	$12,089	$4,911	$17,000
EMEA	49,473	7,067	56,540
APAC	65,050	—	65,050
Total revenues	$126,612	$11,978	$138,590

	Year Ended December 31, 2021
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$70,657	$—	$70,657
Research and development revenue	19,858	14,239	34,097
Total revenues	$90,515	$14,239	$104,754

Primary geographical markets:
Americas	$16,114	$7,367	$23,481
EMEA	13,315	6,872	20,187
APAC	61,086	—	61,086
Total revenues	$90,515	$14,239	$104,754

	Year Ended December 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$30,220	$—	$30,220
Research and development revenue	17,886	20,950	38,836
Total revenues	$48,106	$20,950	$69,056

Primary geographical markets:
Americas	$11,111	$13,241	$24,352
EMEA	11,548	7,709	19,257
APAC	25,447	—	25,447
Total revenues	$48,106	$20,950	$69,056

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	December 31, 2022	December 31, 2021
Contract assets	$2,116	$4,557
Unbilled receivables	$7,016	$8,558
Contract costs	$19	$56
Contract liabilities: deferred revenue	$30,609	$6,335
We recognize accounts receivable when we have an unconditional right to recognize revenue and have issued an invoice to the customer. Our payment terms are generally between 30 and 90 days. We recognize unbilled receivables when we have an unconditional right to recognize revenue and have not issued an invoice to our customer. Unbilled receivables are transferred to accounts receivable on issuance of an invoice. Unbilled receivables are classified separately on the consolidated balance sheets as an asset. We maintain a valuation allowance on accounts receivables and unbilled receivables.
Contract assets represent our right to recognize revenue for custom products with no alternate use and under binding non-cancellable contracts and are largely related to our procurement of product. We recognize contract assets when we have a conditional right to recognize revenue. The transfer of control of certain products occurs in advance of the invoicing process, which generates contract assets. In addition, we recognize a contract asset related to milestones not eligible for royalty accounting when we assess it is probable of being achieved and there will be no significant reversal of cumulative revenues. Contract assets are classified separately on the consolidated balance sheets as an asset and transferred to accounts receivables when our rights to payment become unconditional.
Contract liabilities, or deferred revenue, represent our obligation to transfer a product or service to the customer, and for which we have received consideration from the customer. We recognize a contract liability when we receive advance customer payments under development agreements for research and development services, upfront license payments, and from upfront customer payments received under product supply agreements. Contract liabilities are classified as a liability on the consolidated balance sheets.
Contract costs relate to incremental costs of obtaining a contract with a customer. Contract costs are amortized along with the associated revenue over the term of the contract.
During the years ended December 31, 2022, 2021 and 2020, we had no asset impairment charges related to contract assets.
We recognized the following revenues (in thousands):

	Year Ended December 31,
Revenue recognized in the period for:	2022	2021
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$2,038	$1,858
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	279	7,645
Performance obligations satisfied from new activities in the period - contract revenue	136,273	95,251
Total revenues	$138,590	$104,754

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2022.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts (in thousands):

	2023	2024	2025	2026 and Thereafter	Total
Product revenue	$12,136	$13,080	$140	$3,640	$28,996
Research and development revenue	1,592	21	—	—	1,613
Total revenues	$13,728	$13,101	$140	$3,640	$30,609

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Shares issuable under the Equity Incentive Plan	7,442	5,215	5,348

Note 5. Collaborative Arrangements
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into a CodeEvolver® protein engineering platform technology transfer collaboration and license agreement (the "GSK CodeEvolver® Agreement") with GSK. Pursuant to the terms of the agreement, we granted GSK a non-exclusive license to use the CodeEvolver® protein engineering platform technology to develop novel enzymes for use in the manufacture of GSK's pharmaceutical and health care products. We completed the transfer of the CodeEvolver® protein engineering platform technology to GSK in April 2016 and all revenues relating to the technology transfer have been recognized as of April 2016. Depending upon GSK's successful application of the licensed technology, we have the potential to receive additional contingent payments that range from $5.75 million to $38.5 million per project.
In 2019, we received a $2.0 million milestone payment relating to the advancement of an enzyme developed by GSK using our CodeEvolver® protein engineering platform technology. In 2021, we received two additional milestone payments from GSK under the agreement. We recognized research and development revenue of nil, $4.3 million, and nil in the years ended December 31, 2022, 2021, and 2020, respectively.
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
We recognized research and development revenues of $40 thousand, $0.6 million, and $3.1 million in the years ended December 31, 2022, 2021 and 2020, respectively, for various research projects under our collaborative arrangement.

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
In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement which amended certain licensing provisions and one exhibit. In January 2019, we amended the Merck CodeEvolver® Agreement to install certain CodeEvolver® protein engineering technology upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term that expired in January 2022. The license installation was completed in 2019. We recognized nil, $0.1 million and $0.1 million in research and development revenues under the terms of the amendment in 2022, 2021 and 2020 respectively.
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement ("Sitagliptin Supply Agreement") with Merck whereby Merck may obtain commercial scale enzyme for use in the manufacture of Januvia®, its product based on the active ingredient Sitagliptin. In December 2015, Merck exercised its options under the terms of the Sitagliptin Catalyst Supply Agreement to extend the agreement for an additional five years through February 2022. In September 2021, the Sitagliptin Catalyst Supply Agreement was amended to extend the agreement through December 2026.
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
We recognized $5.9 million, $9.8 million and $13.4 million in product revenue under this contract for the years ended December 31, 2022, 2021 and 2020, respectively. Revenues recognized by us under the Sitagliptin Supply Agreement comprised 4%, 9%, and 19% of our total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
During the year ended December 31, 2022, we recorded revenue of $1.6 million from sitagliptin enzyme sales that were recognized over time based on the progress of the manufacturing process. These products will be shipped in the first quarter of 2023.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment in December 2016 which was recorded as deferred revenue. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provide the customer material rights and we are recognizing revenues using the alternative method. As of December 31, 2022 and 2021, we had deferred revenue balances from the supply agreement of $3.3 million and $2.6 million.
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
In October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA has been extended through December 2023 with an automatic renewal through December 2024.
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to advance CDX-7108, targeting a gastrointestinal disorder discovered through our Nestlé SCA, into preclinical and early clinical studies. We, together with Nestlé Health Science, are continuing to advance CDX-7108 and initiated a Phase 1 clinical trial with the first subject being dosed in the fourth quarter of 2021. The term of the development agreement has been extended through December 2023 with an automatic renewal through December 2024.
Under the Nestlé SCA and the development agreement, we recognized $7.1 million, $6.9 million and $7.9 million in research and development revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of our biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received initial collaboration payments of $0.5 million and $0.5 million within 30 days of the effective date and on the first anniversary of the effective date of the Porton Agreement, respectively. We also received annual collaboration payments of $1.0 million each during the first through third anniversaries of the effective date of the Porton Agreement and are eligible to receive $1.0 million on the fourth anniversary of the effective date of the Porton Agreement. We completed the technical transfer in the fourth quarter of 2018 and recognized the related revenue in 2018. We recognized revenue related to the functional license provided to Porton at a point in time when control of the license was transferred to the customer. The initial term of the Porton Agreement will expire on April 22, 2023 and is not being renewed for an extended term. We recognized research and development revenue related to the Porton Agreement of $0.1 million, $1.1 million and $1.1 million in the years ended December 31, 2022, 2021 and 2020, respectively.
Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis. The Agreement allows Novartis to use our proprietary CodeEvolver® protein engineering platform technology in the field of human healthcare. In July 2021, we announced the completion of the technology transfer period during which we transferred our CodeEvolver® protein engineering platform technology to Novartis (the "Technology Transfer Period"). As a part of this technology transfer, we provided to Novartis our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, our teams and Novartis scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Novartis has now installed the CodeEvolver® protein engineering platform technology at its designated laboratory.

Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We completed the second technology milestone transfer under the agreement in 2020 and received a milestone payment of $4.0 million. We have also received an aggregate of $5.0 million for the completion of the third technology milestone in 2021. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments over four years which amount to an additional $8.0 million in aggregate. We received the first annual payment of $2.0 million in the fourth quarter of 2022. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that began on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. Revenue for the combined initial license and technology transfer performance obligation was recognized using a single measure of progress that depicted our performance in transferring control of the services. Revenue allocated to improvements made during the Improvements Term are being recognized during the Improvement Term.
We recognized $1.0 million, $1.6 million and $6.2 million in research and development revenue in the year ended December 31, 2022, 2021 and 2020, respectively.
License Agreement
In December 2019, we entered a license agreement with Roche Sequencing Solutions, Inc. (“Roche”) to provide Roche with our EvoT4 DNA™ ligase high-performance molecular diagnostic enzyme. The royalty bearing license grants Roche worldwide rights to include the EvoT4 DNA™ ligase in its nucleic acid sequencing products and workflows. Under the license agreement, we received an initial collaboration fee payment of $0.8 million within 45 days of the effective date of the agreement, and we received an additional $0.9 million milestone payment after the completion of technology transfer in October 2020. The agreement also contemplates milestone payments to Codexis upon the achievement of various development and commercialization events and royalty payments from commercial sales of the enzyme. We recognized research and development fees of nil, $0.9 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Strategic Collaboration and License Agreement
In March 2020, we entered into a Strategic Collaboration and License Agreement (the “Takeda Agreement”) with Takeda under which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases (each, a "Field") in accordance with each applicable program plan (each, a “Program Plan”).
On execution of the Takeda Agreement in March 2020, we received an upfront nonrefundable cash payment of $8.5 million and we initiated activities under three Program Plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency respectively (the "Initial Programs"). In May 2021, Takeda elected to exercise its option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result, we received the option exercise fee during the third quarter of 2021. Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) reimbursement of research and development fees and preclinical development milestones for the three initial programs of $10.5 million, in aggregate, and $3.4 million for the fourth program, (ii) clinical development and commercialization-based milestones, per target gene, of up to $104.0 million and (iii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits.
Revenue relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of $4.9 million, $7.4 million and $13.2 million in the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, we had deferred revenue balances of $0.9 million and $2.2 million, respectively.
Master Collaboration and Research Agreement, Stock Purchase Agreement and Enzyme Supply Agreement
In June 2020, we entered into a Stock Purchase Agreement with MAI in which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the June 2020, transaction, John Nicols, our former President and Chief Executive Officer, joined MAI’s board of directors. For additional information, see Note 14, "Related Party Transactions".

Concurrently with our initial equity investment, we entered into the MAI Agreement, pursuant to which we performed services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A and B preferred stock which are valued based on the observed transaction price of similar securities of MAI issued to third parties. Under the MAI Agreement, we will have the right to use and sell the engineered enzymes to third parties for any purpose other than for the synthesis of native DNA. Under the MAI Agreement, we would make a $0.5 million payment to MAI upon our achievement of a milestone of $5.0 million in aggregate commercial sales to third parties of the engineered enzymes or any product incorporating or derived from the engineered enzymes for any purpose other than the synthesis of native DNA. As contemplated in the MAI Agreement, we executed the Commercial License and Enzyme Supply Agreement with MAI (“MAI Supply Agreement”) in July 2022 following the completion of certain timelines specified in the SOW.
We completed the R&D service with MAI pursuant to the MAI Agreement during the first quarter of 2022. In December 2021, we received the primary milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of Series B preferred stock. Upon execution of the MAI Supply Agreement in July 2022, we received the commercialization and enzyme supply agreement milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of Series B preferred stock. We recognized $1.2 million, $2.0 million and $0.9 million in research and development revenue from transactions with MAI in the years ended December 31, 2022, 2021 and 2020, respectively. Payment for the services rendered was received in the form of additional MAI Series A and Series B preferred stock. We received an aggregate of 1,587,049, 3,491,505 and 714,171 shares of MAI's Series A and B preferred stock in the years ended December 31, 2022, 2021 and 2020, respectively.
In July 2022, we and MAI executed the MAI Supply Agreement that will enable MAI to utilize an evolved terminal deoxynucleotidyl transferase (“TdT”) enzyme in MAI’s Fully Enzymatic Synthesis™ (“FES™”) technology. We recognized $0.5 million in product revenue for the year ended December 31, 2022.
Pfizer Enzyme Supply Agreement
During 2021 and 2022, we received purchase orders from Pfizer, Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir, used by Pfizer in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans.
We are a party to an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. The fee is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates prior to December 31, 2023 and for fees associated with any new development and licensing agreements with Pfizer entered into prior to March 31, 2023 that are invoiced prior to December 31, 2023. Up to 50% of any portion of the fee which has not been credited pursuant to credits granted under the preceding sentence is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates prior to December 31, 2024.
In the fourth quarter of 2022, we and Pfizer agreed to adjust the terms of certain existing non-cancelable purchase orders of CDX-616 issued under the Pfizer Supply Agreement pursuant to which Pfizer will pay us $36.8 million in lieu of the delivery of certain quantities of CDX-616 under those purchase orders, thereby relieving both parties of further obligations under those purchase orders. We recognized $36.8 million in product revenue in 2022 for these existing orders that were invoiced in 2022, of which $19.8 million was collected in December 2022 and the remaining amount was included in accounts receivable as of December 31, 2022, as our right to payment became unconditional upon modification. We expect to receive the $16.9 million in accounts receivable in the first quarter of 2023.
We recognized product revenue of $75.4 million and $34.5 million in the years ended December 31, 2022 and 2021, respectively, from the sale of quantities of CDX-616 to Pfizer. Revenues recognized by us from sale of CDX-616 to Pfizer comprised 54% and 33% of our total revenues for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, we had $24.4 million in deferred revenue related to the $25.9 million fee received from Pfizer, net of $1.5 million of product revenue recognized from the fee during the year ended December 31, 2022. We had nil and $1.7 million in contract assets as of December 31, 2022 and 2021, respectively.

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
In November 2020, we purchased convertible subordinated notes issued by Arzeda Corp. (“Arzeda”), an early-stage computational protein design company, for $1.0 million and the investment was classified as available-for-sale non-marketable interest-bearing debt securities. In July 2021, we converted the non-marketable debt security with a carrying value of $1.3 million into 207,070 shares of Series B-2 preferred stock of Arzeda. During the year ended December 31, 2021, we recognized $0.3 million in interest income from interest earned on our investment in this debt security.
There were no investments in non-marketable debt securities as of December 31, 2022 and 2021.
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
In March 2022, we entered into a Stock Purchase Agreement with seqWell Inc. (“seqWell”), a privately held biotechnology company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million.
For the year ended December 31, 2022, we recognized a $0.2 million unrealized gain in other income, net, and included as adjustment to the carrying value of our investment in MAI, for the remeasurement of the additional 1,587,049 shares of Series B preferred stock received as a milestone payment during the third quarter of 2022 based on the latest observed transaction price of MAI's preferred stock. For the year ended December 31, 2021, we recognized a $1.0 million unrealized gain in other income, net, due to an adjustment to the carrying value of our investment in MAI based on an analysis of the observed transaction price from MAI's round of financing during the third and fourth quarters of 2021. See Note 14 “Related Party Transactions” for additional information on our investment in MAI. Other than as disclosed above, there were no remeasurement events for our investments in MAI and other non-marketable equity securities in 2022 and 2021. We recognized no realized gains or losses during the years ended December 31, 2022 and 2021.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	December 31, 2022	December 31, 2021
MAI	$13,921	$12,713
seqWell	5,000	—
Arzeda	1,289	1,289
Other investments in non-marketable equity securities	300	—
Total non-marketable equity securities	$20,510	$14,002

Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$77,309	$—	$—	$77,309

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$86,095	$—	$—	$86,095
During the years ended December 31, 2022 and 2021, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.
Note 8. Balance Sheet Details
Cash Equivalents
Cash equivalents consisted of the following (in thousands):

	December 31, 2022		December 31, 2021
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$77,309	$77,309	$86,095	$86,095

(1) Money market funds are classified in cash and cash equivalents on our consolidated balance sheets. Average contractual maturities (in days) is not applicable.
As of December 31, 2022, the total cash and cash equivalents balance of $114.0 million consisted of money market funds of $77.3 million and cash of $36.7 million held with major financial institutions. As of December 31, 2021, the total cash and cash equivalents balance of $116.8 million consisted of money market funds of $86.1 million and cash of $30.7 million held with major financial institutions.
Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$108	$49
Work in process	91	65
Finished goods	1,830	1,046
Total inventories	$2,029	$1,160
Inventories are recorded net of reserves of $1.2 million and $1.4 million as of December 31, 2022 and December 31, 2021 respectively.

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment (1)	$39,679	$33,101
Leasehold improvements	16,633	16,117
Computer equipment and software	3,039	3,481
Office equipment and furniture	1,345	1,297
Construction in progress (2)	1,739	3,231
Property and equipment	62,435	57,227
Less: accumulated depreciation and amortization	(39,821)	(35,882)
Property and equipment, net	$22,614	$21,345

(1) Fully depreciated property and equipment with a cost of $1.5 million and $0.6 million were retired during the years ended December 31, 2022 and 2021, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.
Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$5,402	$3,113	$1,950
Goodwill
Goodwill had a carrying value of $3.2 million as of December 31, 2022 and 2021.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued purchases	$10,852	$6,755
Accrued professional and outside service fees	3,495	5,147
Other	932	676
Total other accrued liabilities	$15,279	$12,578
Note 9. Stock-based Compensation
Equity Incentive Plans
In 2019, our board of directors (the "Board") and stockholders approved the 2019 Incentive Award Plan (the "2019 Plan"). The 2019 Plan superseded and replaced in its entirety our 2010 Equity Incentive Plan (the “2010 Plan") which was effective in March 2010, and no further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards thereunder.
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
The number of shares of our common stock available for issuance under the 2019 Plan is equal to the sum of (i) 7,897,144 shares and (ii) any shares subject to awards granted under the 2010 Plan that were outstanding as of April 22, 2019 and thereafter terminate, expire, lapse or are forfeited; provided that no more than 14,000,000 shares may be issued upon the exercise of incentive stock options ("ISOs"). In June 2019, 8.1 million shares authorized for issuance under the 2019 Plan were registered under the Securities Act of 1933, as amended (the "Securities Act").

The 2010 Plan provided for the grant of incentive stock options, non-statutory stock options, RSUs, RSAs, PSUs, PBOs, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.
As of December 31, 2022, total shares remaining available for issuance under the 2019 Plan were 2.8 million shares.
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
Performance-contingent Restricted Stock Units ("PSUs") and Performance Based Options ("PBOs")
The compensation committee of the Board, solely in respect of non-executive employees, delegated to our Chief Executive Officer the authority to approve grants of PSUs. The compensation committee of the Board also approves grants of PBOs and PSUs to our executives. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences. Once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to half the number of PSUs granted and one-quarter the number of shares underlying the PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to the number of PSUs granted and half of the shares underlying the PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the PSUs would be equal to two times the number of PSUs granted and equal to the number of PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the PSUs and PBOs or between the target level and superior levels for the PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the PSUs and PBOs.
In 2022, we awarded PSUs ("2022 PSUs") and PBOs ("2022 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including finance and corporate strategy, performance enzymes and biotherapeutics deliverables, research plans, and organizational development. As of December 31, 2022, we estimated that the 2022 PSUs and 2022 PBOs performance goals would be achieved at 85.0% and 42.5% of the target level, respectively, and recognized stock-based compensation expenses accordingly.
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

In 2020, we awarded PSUs ("2020 PSUs") and PBOs ("2020 PBOs"), each of which commenced vesting based upon the achievement of various weighted performance goals, including total revenues, performance enzyme segment gross margin, major new biotherapeutics publicity events, strategic performance enzyme and biotherapeutics deliverables, and strategic plan development. In the first quarter of 2021, we determined that the 2020 PSUs and 2020 PBOs performance goals had been achieved at 88% and 44% of the target level, respectively, and recognized stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2020 PSUs and PBOs vested in the first quarter of 2021 and 50% of the shares underlying the 2020 PSUs and PBOs vested in the first quarter of 2022, in each case, subject to the recipient’s continued service on each vesting date.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Costs of product revenue	$452	$224	$104
Research and development	$3,907	$2,663	$1,843
Selling, general and administrative	10,172	8,706	5,781
Total	$14,531	$11,593	$7,728
The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$4,167	$2,764	$2,381
RSUs and RSAs	4,807	2,768	2,231
PSUs	3,268	2,333	1,160
PBOs	2,289	3,728	1,956
Total	$14,531	$11,593	$7,728
In connection with the retirement of John Nicols, our former President and Chief Executive Officer, in August 2022, and the Transition and Separation Agreement between Mr. Nicols and the Company, certain supplementary modifications were made to Mr. Nicols' vested and unvested stock option and PBOs awards including voluntary forfeiture of certain unvested stock option and PBOs awards and the extension of the post-termination exercise period of certain vested stock option and PBOs awards. During the year ended December 31, 2022, we recorded a one-time, non-cash incremental compensation expense of $1.0 million, net of the required reversal of previously recognized stock-based compensation expenses attributed to unvested shares, in selling, general and administrative expenses related to these stock option award modifications.
Grant Award Activities:
Stock Option Awards
We estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarizes the weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Year Ended December 31,
	2022	2021	2020
Expected life (years)	5.7	5.6	5.3
Volatility	62.1%	52.5%	50.4%
Risk-free interest rate	3.1%	0.8%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%

No stock options were granted to non-employees for services during year ended December 31, 2022. The following summarizes the weighted-average assumptions used to estimate the fair value of 9,000 and 76,000 shares of stock options granted to non-employees for services valued at $0.1 million and $0.4 million during the years ended December 31, 2021 and 2020 respectively:

	Year Ended December 31,
	2021	2020
Expected life (years)	5.6	5.4
Volatility	54.1%	51.6%
Risk-free interest rate	0.9%	0.4%
Expected dividend yield	0.0%	0.0%
The weighted average grant date fair value per share of non-employee stock options granted respectively in 2021 and 2020 was $11.29 and $5.04.
The following tables summarizes stock option activities:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In Thousands)
Outstanding at December 31, 2019	3,147	$6.31
Granted	496	$13.30
Exercised	(210)	$6.30
Forfeited/Expired	(48)	$16.71
Outstanding at December 31, 2020	3,385	$7.19
Granted	286	$26.85
Exercised	(664)	$6.96
Forfeited/Expired	(72)	$17.99
Outstanding at December 31, 2021	2,935	$8.90
Granted	2,000	$8.90
Exercised	(410)	$2.33
Forfeited/Expired	(275)	$19.01
Outstanding at December 31, 2022	4,250	$8.88

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Outstanding at December 31, 2022	4,250	$8.88	6.2	$1,556
Exercisable at December 31, 2022	2,162	$8.26	3.1	$1,556
Vested and expected to vest at December 31, 2022	3,898	$8.91	5.9	$1,556
The weighted average grant date fair value per share of employee stock options granted in 2022, 2021 and 2020 were $4.99, $12.80 and $6.03, respectively. The total intrinsic value of options exercised in 2022, 2021 and 2020 were $3.1 million, $14.9 million and $1.8 million, respectively.
As of December 31, 2022, there was $8.1 million of unrecognized stock-based compensation, net of expected forfeitures, related to unvested stock options, which we expect to recognize over a weighted average period of 3.4 years.

Restricted Stock Awards ("RSAs")
The following table summarizes RSA activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2019	35	$17.18
Granted	96	$11.44
Vested	(35)	$17.18
Non-vested balance at December 31, 2020	96	$11.44
Granted	46	$21.91
Vested	(62)	$11.31
Non-vested balance at December 31, 2021	80	$17.53
Granted	159	$7.53
Vested	(58)	$18.42
Non-vested balance at December 31, 2022	181	$8.45

The total fair value, as of the vesting date, of RSAs vested in fiscal years 2022, 2021 and 2020 were $0.5 million, $1.3 million and $0.4 million respectively.
As of December 31, 2022, there was $0.8 million of unrecognized stock-based compensation cost related to non-vested RSAs, which we expect to recognize over a weighted average period of 1.4 years.
Restricted Stock Units ("RSUs")
The following table summarizes RSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2019	201	$10.76
Granted	156	$14.22
Vested	(168)	$10.05
Forfeited/Expired	(13)	$15.16
Non-vested balance at December 31, 2020	176	$14.17
Granted	163	$26.59
Vested	(70)	$13.57
Forfeited/Expired	(37)	$21.89
Non-vested balance at December 31, 2021	232	$21.83
Granted	518	$17.46
Vested	(106)	$21.21
Forfeited/Expired	(126)	$19.55
Non-vested balance at December 31, 2022	518	$18.15

The total fair value, as of the vesting date, of RSUs vested in fiscal years 2022, 2021 and 2020 were $1.8 million, $1.8 million and $2.1 million respectively.
As of December 31, 2022, there was $5.2 million of unrecognized stock-based compensation cost related to non-vested RSUs, which we expect to recognize over a weighted average period of 1.9 years.

Performance-Contingent Restricted Stock Units ("PSUs")
The following table summarizes PSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2019	120	$13.88
Granted	124	$13.59
Vested	(107)	$11.28
Forfeited/Expired	(6)	$21.80
Non-vested balance at December 31, 2020	131	$15.34
Granted	82	$26.16
Vested	(66)	$16.14
Forfeited/Expired	(19)	$19.38
Non-vested balance at December 31, 2021	128	$21.24
Granted	686	$9.55
Vested	(107)	$20.52
Forfeited/Expired	(40)	$19.93
Non-vested balance at December 31, 2022	667	$9.41
The total fair value, as of the vesting date, of PSUs vested in the years ended December 31, 2022, 2021, and 2020 were $2.1 million, $1.3 million, and $1.3 million, respectively.
As of December 31, 2022, there was $2.2 million of unrecognized stock-based compensation cost related to non-vested PSUs, which we expect to recognize over a weighted average period of 0.7 years.
Performance Based Options ("PBOs")
We estimated the fair value of PBOs using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarize the weighted-average assumptions used to estimate the fair value of PBOs granted:

	Year Ended December 31,
	2022	2021	2020
Expected life (years)	5.6	5.5	5.3
Volatility	54.9%	51.9%	49.9%
Risk-free interest rate	1.8%	0.7%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%

The following tables summarizes PBOs activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Outstanding at December 31, 2019	1,260	$4.75
Granted	689	$6.37
Forfeited/Expired	(389)	$6.42
Outstanding at December 31, 2020	1,560	$5.05
Granted	433	$12.23
Exercised	(35)	$9.02
Forfeited/Expired	(118)	$12.23
Outstanding at December 31, 2021	1,840	$4.11
Granted	733	$9.89
Forfeited/Expired	(747)	$8.29
Outstanding at December 31, 2022	1,826	$4.70

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Exercisable at December 31, 2022	1,674	$11.09	5.4	$40
Vested and expected to vest at December 31, 2022	1,808	$11.85	5.7	$40

The total fair value of exercised PBOs for 2022, 2021 and 2020, was nil, $0.3 million and nil, respectively.
As of December 31, 2022, there was $0.4 million of unrecognized stock-based compensation cost related to non-vested PBOs, which we expect to recognize over a weighted average period of 1.0 years.
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
During the year ended December 31, 2022, no shares of our common stock were issued pursuant to the EDA. As of December 31, 2022, $50.0 million worth of shares remained available for sale under the EDA.

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
Note 11. 401(k) Plan
In January 2005, we implemented a 401(k) Plan covering certain employees. Currently, all of our United States based employees over the age of 18 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation up to a certain annual limit and contribute these amounts to the 401(k) Plan. We may make matching or other contributions to the 401(k) Plan on behalf of eligible employees. We recorded employer matching contributions expense of $1.6 million, $1.1 million, and $0.8 million in the years ended December 31, 2022, 2021, and 2020, respectively.
Note 12. Income Taxes
Our loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(33,269)	$(21,037)	$(23,452)
Foreign	(47)	(53)	(219)
Loss before provision for income taxes	$(33,316)	$(21,090)	$(23,671)

The tax provision for the year ended December 31, 2022 consists primarily of current year state and foreign income taxes. The tax provision for the years ended December 31, 2021 and 2020 consists primarily of taxes attributable to foreign operations. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current provision:
State	$141	$—	$5
Foreign	142	198	342
Total current provision	$283	$198	$347
Deferred benefit:
Foreign	(7)	(9)	(8)
Total deferred benefit	$(7)	$(9)	$(8)
Provision for income taxes	$276	$189	$339

Reconciliation of the provision for income taxes calculated at the statutory rate to our provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax benefit at federal statutory rate	$(6,996)	$(4,429)	$(4,971)
State taxes	(494)	(2,235)	(708)
Research and development credits	(1,793)	(1,132)	(811)
Foreign operations taxed at different rates	78	80	245
Stock-based compensation	239	(2,698)	140
Other nondeductible items	(238)	711	61
Executive compensation	80	257	24
Change in valuation allowance	9,400	9,635	6,359
Provision for income taxes	$276	$189	$339

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$69,915	$78,525
Credits	14,806	11,895
Deferred revenues	1,123	1,490
Stock-based compensation	4,967	3,946
Reserves and accruals	2,487	2,928
Depreciation	—	514
Intangible assets	866	1,356
Capital losses	413	26
R&D Capitalization	16,502	—
Unrealized gain/loss	1	418
Lease liability	9,586	11,206
Other assets	124	122
Total deferred tax assets:	120,790	112,426
Valuation allowance	(111,183)	(101,762)
Deferred tax liabilities:
Right-of-use assets	(8,624)	(10,373)
Property and Equipment	(736)	—
Other	(263)	(314)
Total deferred tax liabilities:	(9,623)	(10,687)
Net deferred tax liabilities	$(16)	$(23)

ASC 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance against our deferred tax assets. Accordingly, the net deferred tax assets in all our jurisdictions have been fully reserved by a valuation allowance. The net valuation allowance increased by $9.4 million during the year ended December 31, 2022, increased by $9.6 million during the year ended December 31, 2021, and increased by $6.4 million during the year ended December 31, 2020. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
The following table sets forth our federal, state and foreign NOL carryforwards and federal research and development tax credits as of December 31, 2022 (in thousands):

	December 31, 2022
	Amount	Expiration Years
Net operating losses, federal	$183,022	2026-2037
Net operating losses, federal	$109,069	Do not expire
Net operating losses, state	$138,775	2028-2041
Tax credits, federal	$16,228	2023-2041
Tax credits, state	$17,168	Do not expire

Current U.S. federal and California tax laws include substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize NOLs and tax credit carryforwards may be limited as a result of such ownership changes. We performed an analysis in 2022 and determined that there was not a limitation that would result in the expiration of carryforwards before they are utilized.
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
In 2014, we determined that the undistributed earnings of our India subsidiary will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $16 thousand and $23 thousand as of December 31, 2022 and 2021 respectively, for local taxes that would be incurred upon repatriation.
We apply the provisions of ASC 740 to account for uncertain income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of year	$15,261	$12,683	$11,330
Additions based on tax positions related to current year	3,553	2,206	1,357
Additions to tax position of prior years	—	372	—
Reductions to tax position of prior years	(243)	—	(4)
Balance at end of year	$18,571	$15,261	$12,683

We recognize interest and penalties as a component of our income tax expense. Total interest and penalties recognized in the consolidated statements of operations were $42 thousand, $61 thousand and $39 thousand in 2022, 2021 and 2020, respectively. Total penalties and interest recognized in the balance sheet was $0.5 million, $0.5 million and $0.4 million as of December 31, 2022, 2021 and 2020, respectively. The total unrecognized tax benefits that, if recognized currently, would impact our company’s effective tax rate were $0.3 million as of December 31, 2022, 2021 and 2020. We do not expect any material changes to our uncertain tax positions within the next 12 months. We are not subject to examination by United States federal or state tax authorities for years prior to 2002 and foreign tax authorities for years prior to 2014.
Note 13. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 77,300 square feet of office and laboratory space in multiple buildings within the same business park of Metropolitan Life Insurance Company ("MetLife"). Our lease agreement with MetLife ("RWC Lease") includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the "200/220 Penobscot Space") and approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the "400 Penobscot Space") (the 200/220 Penobscot Space and the 400 Penobscot Space are collectively referred to as the "Penobscot Space"), and approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (the "501 Chesapeake Space").
We entered into the initial lease with MetLife for our facilities in Redwood City in 2004 and the RWC Lease has been amended multiple times since then to adjust the leased space and terms of the Lease. In February 2019, we entered into an Eighth Amendment to the Lease (the "Eighth Amendment") with MetLife with respect to the Penobscot Space and the 501 Chesapeake Space to extend the term of the Lease for additional periods. Pursuant to the Eighth Amendment, the term of the lease of the Penobscot Space has been extended through May 2027. The lease term for the 501 Chesapeake Space has been extended to May 2029. We have one (1) option to extend the term of the lease for the Penobscot Space for five (5) years, and one (1) separate option to extend the term of the lease for the 501 Chesapeake Space for five (5) years.
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of December 31, 2022 and 2021, and are recorded as non-current restricted cash on the consolidated balance sheets.

We entered into a short-term office lease in San Carlos, California during the second quarter of 2021 and this lease expired in April 2022.
In January 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC ("ARE") to lease a portion of a facility consisted of approximately 36,593 rentable square feet in San Carlos, California to serve as additional office and research and development laboratory space (the "San Carlos Space"). The lease has a 10-year term from the lease commencement date of November 30, 2021 with one option to extend the term for an additional period of 5 years. We have provided ARE with a $0.5 million security deposit in the form of a letter of credit and is recorded as non-current restricted cash on the consolidated balance sheets.
We are required to restore certain areas of the Redwood City and San Carlos facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.5 million and $0.4 million as of December 31, 2022 and 2021, respectively, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in 2022 and 2021.
Lease and other information
Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization of right-of-use assets	$18	$106	$152
Interest on lease obligations	—	—	1
Finance lease costs	18	106	153
Operating lease cost	7,321	4,396	3,879
Short-term lease costs (1)	40	70	47
Sublease income	—	—	(55)
Total lease cost (2)	$7,379	$4,572	$4,024

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.
Amounts included in measurement of lease obligations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid:
Operating cash flows from operating leases	$6,506	$4,197	$2,816
Operating cash flow from finance leases	$—	$—	$1
Financing cash flows from finance leases	$—	$—	$60
Non-cash activity:
Operating Lease - Right-of-use assets obtained in exchange for lease liabilities	$—	$25,445	$—
Finance Lease - Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$—

			Operating Lease
Other information:
Weighted-average remaining lease term (in years)			7.1 years
Weighted-average discount rate			5.4%

As of December 31, 2022, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2023	$7,568
2024	7,783
2025	8,004
2026	8,232
2027	5,835
Thereafter	14,871
Total minimum lease payments	52,293
Less: imputed interest	8,655
Lease obligations	$43,638

Reconciliation of operating lease liabilities as shown within the audited consolidated balance sheets:
Current portion of lease obligations - Operating leases	$5,360
Long-term lease obligations - Operating leases	38,278
Total operating lease liabilities	$43,638

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

	Payments Due by Period
	Total	2023	2024 and Thereafter
Development and manufacturing services agreements	$3,093	$2,938	$155
Facility maintenance agreement	2,249	2,249	—
Total other commitments	$5,342	$5,187	$155
Credit Facility
In June 30, 2017, we entered into a credit facility (the "Credit Facility") with Western Alliance Bank consisting of term loans ("Term Debt") up to $10.0 million, and advances ("Advances") under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. The right to take draws on the Term Debt expired on December 31, 2021. On October 1, 2024, loans drawn, if any, under the Revolving Line of Credit terminate. Advances made under the Revolving Line of Credit bear interest at a variable annual rate equal to the equal to the greater of (i) 4.25% or (ii) the sum of (A) the prime rate plus (B) 1.00%. As of December 31, 2022 and 2021, we have not drawn from the Credit Facility.
Our obligations under the Credit Facility are secured by a lien on substantially all of our personal property other than our intellectual property. The Credit Facility includes a number of customary covenants and restrictive financial covenants including meeting minimum product revenue levels and maintaining certain minimum cash levels with the lender. The Credit Facility's financial covenants restrict the ability of the Company to transfer collateral, incur additional indebtedness, engage in mergers or acquisitions, pay dividends or make other distributions, make investments, create liens, sell assets, or sell certain assets held at foreign subsidiaries. A failure to comply with these covenants could permit the lender to exercise remedies against us and the collateral securing the Credit Facility, including foreclosure of our properties securing the Credit Facilities and our cash. As of December 31, 2022 and 2021, we were in compliance with the covenants for the Credit Facility.

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
In April 2022, we reached a settlement resolving a non-material dispute involving the Company's trademark. The terms of the settlement are not material to our business or the results of operations. We are currently not a party to any material pending litigation of other material proceedings.
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
Note 14. Related Party Transactions
Molecular Assemblies, Inc.
In June 2020, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the transaction, Mr. Nicols, our former President and Chief Executive Officer, also joined MAI’s board of directors. Concurrently with our initial equity investment, we entered into the MAI Agreement, pursuant to which we performed services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A and B preferred stock which are valued based on the observed transaction price of similar securities of MAI issued to third parties. We completed the R&D service with MAI pursuant to the MAI Agreement during the first quarter of 2022. In December 2021, we received the primary milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of Series B preferred stock. Upon execution of the Commercial License and Enzyme Supply Agreement with MAI (“MAI Supply Agreement”) in July 2022, we received the commercialization and enzyme supply agreement milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of Series B preferred stock. In addition to our initial equity investment and the shares we have received under the MAI Agreement, in April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million and in September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million.
We recognized $1.2 million, $2.0 million and $0.9 million in research and development revenue from transactions with MAI in the years ended December 31, 2022, 2021 and 2020, respectively. Payment for the R&D services rendered under the MAI Agreement was received in the form of additional shares of MAI's Series A and Series B preferred stock. We received an aggregate of 1,587,049, 3,491,505 and 714,171 shares of MAI's Series A and B preferred stock for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we hold an aggregate 18,292,369 shares of MAI's Series A and B preferred stock that we have earned or purchased since executing the Stock Purchase Agreement with MAI.
In April 2022, we received a purchase order from MAI for the delivery of certain enzyme products to MAI in 2022. In July 2022, we and MAI executed the MAI Supply Agreement that will enable MAI to utilize an evolved terminal deoxynucleotidyl transferase (TdT) enzyme in MAI’s Fully Enzymatic Synthesis™ (or FES™) technology. We recognized $0.5 million in product revenue for the year ended December 31, 2022.
The carrying value of our investment in MAI's Series A and B preferred stock was $13.9 million and $12.7 million at December 31, 2022 and 2021, respectively. We had nil and $0.2 million in deferred revenue as of December 31, 2022 and 2021, respectively.

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
All of our long lived assets are located in the United States. We manage our assets on a total company basis, not by business segment, as the majority of our operating assets are shared or commingled. Our CODM does not review asset information by business segment in assessing performance or allocating resources, and accordingly, we do not report asset information by business segment.
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
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$116,676	$—	$116,676	$70,657	$—	$70,657
Research and development revenue	9,936	11,978	21,914	19,858	14,239	34,097
Total revenues	126,612	11,978	138,590	90,515	14,239	104,754
Costs and operating expenses:
Cost of product revenue	38,033	—	38,033	22,209	—	22,209
Research and development (1)	25,786	49,770	75,556	23,140	30,219	53,359
Selling, general and administrative(1)	14,724	2,421	17,145	12,105	2,755	14,860
Restructuring charges	1,708	966	2,674	—	—	—
Total segment costs and operating expenses	80,251	53,157	133,408	57,454	32,974	90,428
Income (loss) from operations	$46,361	$(41,179)	5,182	$33,061	$(18,735)	14,326
Corporate costs (2)			(33,080)			(32,201)
Depreciation and amortization			(5,418)			(3,215)
Loss before income taxes			$(33,316)			$(21,090)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense and restructuring charges, interest income, and other income (expense), net.

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$70,657	$—	$70,657	$30,220	$—	$30,220
Research and development revenue	19,858	14,239	34,097	17,886	20,950	38,836
Total revenues	90,515	14,239	104,754	48,106	20,950	69,056
Costs and operating expenses:
Cost of product revenue	22,209	—	22,209	13,742	—	13,742
Research and development (1)	23,140	30,219	53,359	20,923	21,705	42,628
Selling, general and administrative (1)	12,105	2,755	14,860	9,597	2,355	11,952
Total segment costs and operating expenses	57,454	32,974	90,428	44,262	24,060	68,322
Income (loss) from operations	$33,061	$(18,735)	14,326	$3,844	$(3,110)	734
Corporate costs (2)			(32,201)			(22,306)
Depreciation and amortization			(3,215)			(2,099)
Loss before income taxes			$(21,090)			$(23,671)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expense, interest income, and other income (expense), net.

The following table provides stock-based compensation expense included in income (loss) from operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Performance Enzymes	$6,035	$5,047	$3,296
Novel Biotherapeutics	903	1,100	768
Corporate cost	7,593	5,446	3,664
Total	$14,531	$11,593	$7,728

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues For the Year Ended December 31,
	2022	2021	2020
Customer A	56%	33%	*
Customer B	*	11%	26%
Customer C	*	*	19%
Customer D	*	*	11%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented are as follows:

	As of December 31,
	2022	2021
Customer A	53%	62%
Customer D	10%	*
* Percentage was less than 10%

Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues
Americas	$17,000	$23,481	$24,352
EMEA	56,540	20,187	19,257
APAC	65,050	61,086	25,447
Total revenues	$138,590	$104,754	$69,056

Identifiable long-lived assets by location was as follows (in thousands):

	December 31,
	2022	2021
United States	$61,877	$65,457

Identifiable goodwill by reporting unit was as follows (in thousands):

	December 31, 2022			December 31, 2021
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241	$2,463	$778	$3,241

Note 16. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of period	$416	$74	$34
Provision for credit losses	54	342	40
Write-offs	(257)	—	—
Recoveries collected	(50)	—	—
Balance at end of period	$163	$416	$74

The following tables summarize accounts receivable by aging category (in thousands):

	December 31, 2022
	Current	31-60 Days	61-90 Days	91 Days and Over	Total over 31 Days	Total Balance
Accounts receivable	$28,896	$1,747	$469	$792	$3,008	$31,904

	December 31, 2021
	Current	31-60 Days	61-90 Days	91 Days and Over	Total over 31 Days	Total Balance
Accounts receivable	$22,697	$536	$569	$1,151	$2,256	$24,953

Note 17. Restructuring Charges
In November 2022, we announced a plan for a workforce reduction of approximately 18% of our total employee to realign and optimize our workforce requirements in alignment with our refined corporate strategy.
During the year ended December 31, 2022, we recorded a restructuring charge of $3.2 million related to severance, bonus and other termination benefits in connection with the workforce reduction. As of December 31, 2022, we have accrued $1.2 million as a current liability within accrued compensation on our consolidated balance sheets and is expected to be paid in the first quarter of 2023. We do not expect to record any significant future charges related to the restructuring plan.

Note 18. Subsequent Events
On January 23, 2023, we announced the appointment of Sriram Ryali as our new Chief Financial Officer, effective immediately. In connection with Mr. Ryali's appointment as Chief Financial Officer, Ross Taylor ceased to serve as our Chief Financial Officer and principal financial and accounting officer, effective as of January 23, 2023. Mr. Taylor will provide transition and advisory services on an as-needed basis until March 6, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.
Remediation of Previously Reported Material Weakness
A material weakness in internal control over financial reporting was identified in the first quarter of 2022 related to management's controls over the revenue recognition process in the three months ended March 31, 2022. Specifically, our controls addressing the completeness and accuracy of reports used to calculate product revenue from arrangements subject to over time revenue recognition did not operate at the proper level of precision to identify material errors. The control deficiency resulted in a material misstatement of revenue related accounts in the three months ended March 31, 2022, which management corrected before the financial statements for the three months ended March 31, 2022 were issued
We implemented a detailed plan for the remediation of the material weakness identified in the first quarter of 2022, including an enhancement of management's review controls over revenue and the level of detail and precision applied when reviewing the completeness and accuracy of reports used to determine product revenue for arrangements subject to over time revenue recognition. We believe that our remediation efforts to enhance the controls surrounding product revenue for arrangements subject to over time revenue recognition are significant improvements to our processes and controls which address the material weakness. The remediation process was complete as of December 31, 2022, when our enhanced controls were operational for a sufficient period of time and tested, which enabled management to conclude that the enhanced controls related to revenue recognition are operating effectively.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. We reviewed the results of management’s assessment with our Audit Committee.
Our internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.

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
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a code of conduct applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of our code of ethics is available on our principal corporate website at www.codexis.com in the Investors section under "Corporate Governance."
The information required by this item concerning our directors, executive officers, compliance with Section 16 of the Exchange Act, our code of ethics and our Nominating and Corporate Governance Committee, and our Audit Committee is incorporated by reference from the information that will be set forth in the sections under the headings "Election of Directors," "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance Matters" in the 2023 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation and our Compensation Committee is incorporated by reference from the information that will be set forth in the 2023 Proxy Statement under the headings "Executive Compensation," and "Corporate Governance Matters."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information that will be set forth in the 2023 Proxy Statement under the headings "Executive Compensation—Equity Compensation Plan Information" and "Information Concerning Voting and Solicitation—Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information that will be set forth in the 2023 Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance Matters."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information that will be set forth in the 2023 Proxy Statement under the heading "Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services."

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K
2.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

4.3
Description of Codexis' Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2022).

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

10.2+*	Codexis, Inc. 2010 Equity Incentive Award Plan and Form of Stock Option Agreement.

Exhibit No.	Description
10.3A+	Codexis, Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

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

10.3G+
Codexis, Inc. 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-269163) filed with the SEC on January 9, 2023).

10.3H+
Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-269163) filed with the SEC on January 9, 2023).

10.3I+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-269163) filed with the SEC on January 9, 2023).

10.4	Form of Indemnification Agreement between the Company and each of its directors, officers and certain employees.

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

10.8B+	Transition and Separation Agreement by and between the Company and Ross Taylor, dated as of February 3, 2023.

Exhibit No.	Description
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

10.9E+
Amendment to Employment Agreement between the Company and John Nicols, effective as of June 28, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019).

10.9F+
Transition and Separation Agreement by and between the Company and John Nicols, dated as of July 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

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

10.11A†
Global Development, Option and License Agreement by and among the Company, Societé des Produits Nestlé S.A., formerly known as Nestec Ltd. ("Nestlé Health Science"), effective as of October 12, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018).

10.11B†
Amendment No. 1 to Global Development, Option and License Agreement by and among the Company, Nestec Ltd. and Nestlé Amendment No. 1 to Global Development, Option and License Agreement by and among the Company, Nestec Ltd. and Nestlé Health Science S.A., effective as of July 26, 2018 (incorporated by reference to Exhibit 10.12B to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 3, 2019).

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

10.13A***
Platform Technology Transfer and License Agreement by and between the Company and Merck Sharp & Dohme Corp., dated as of August 3, 2015 (incorporated by reference to Exhibit 10.13A to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 28, 2022).

10.13B†
Amendment No. 1 to Platform Technology Transfer and License Agreement by and between the Company and Merck Sharp & Dohme Corp., dated as of October 10, 2018 (incorporated by reference to Exhibit 10.14A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 3, 2019).

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

10.18***
Platform Technology Transfer, Collaboration and License Agreement by and between the Company and GlaxoSmithKline Intellectual Property Limited, effective as of July 10, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 5, 2022).

10.19A***	Enzyme Supply Agreement by and between the Company and Pfizer Ireland Pharmaceuticals, dated as of July 14, 2022.

10.19B	Amendment No. 1 to the Enzyme Supply Agreement by and between the Company and Pfizer Ireland Pharmaceuticals, effective as of December 19, 2022.

10.19C	Amendment No. 2 to the Enzyme Supply Agreement by and between the Company and Pfizer Ireland Pharmaceuticals, effective as of February 1, 2023.

10.20+
Employment Agreement by and between the Company and Stephen Dilly dated as of August 9, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

10.21A+
Offer Letter by and between the Company and Kevin Norrett dated as of September 12, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

10.21B+
Change in Control Severance Agreement by and between the Company and Kevin Norrett dated September 12, 2022 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

10.22A+	Offer Letter by and between the Company and Margaret Fitzgerald dated as of October 5, 2022.

10.22B+	Change in Control Severance Agreement by and between the Company and Margaret Fitzgerald dated October 10, 2022.

10.23A+	Offer Letter by and between the Company and Sriram Ryali dated as of December 30, 2023.

10.23B+	Change in Control Severance Agreement by and between the Company and Sriram Ryali dated January 27, 2023

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101	The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (vi) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 and (vii) Notes to Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.
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

CODEXIS, INC.

Date:	February 27, 2023	By:	/s/ Stephen Dilly
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Stephen Dilly, Sriram Ryali and Margaret Fitzgerald, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE		DATE

/s/ Stephen Dilly	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 27, 2023
Stephen Dilly

/s/ Sriram Ryali	Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 27, 2023
Sriram Ryali

/s/ Byron L. Dorgan	Chairman of the Board of Directors	Date:	February 27, 2023
Byron L. Dorgan

/s/ Jennifer Aaker	Director	Date:	February 27, 2023
Jennifer Aaker

/s/ Esther Martinborough	Director	Date:	February 27, 2023
Esther Martinborough

/s/ Alison Moore	Director	Date:	February 27, 2023
Alison Moore

/s/ John J. Nicols	Director	Date:	February 27, 2023
John J. Nicols

/s/ H. Stewart Parker	Director	Date:	February 27, 2023
H. Stewart Parker

/s/ Rahul Singhvi	Director	Date:	February 27, 2023
Rahul Singhvi

/s/ David V. Smith	Director	Date:	February 27, 2023
David V. Smith

/s/ Dennis P. Wolf	Director	Date:	February 27, 2023
Dennis P. Wolf

/s/ Patrick Y. Yang	Director	Date:	February 27, 2023
Patrick Y. Yang