Form 10-Q
period 2023-03-31
CODEXIS, INC.
filed 2023-05-04
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, there were 66,767,717 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$102,831	$113,984
Restricted cash, current	525	521
Financial assets:
Accounts receivable	9,934	31,904
Contract assets	2,449	2,116
Unbilled receivables	7,797	7,016
Total financial assets	20,180	41,036
Less: allowances	(163)	(163)
Total financial assets, net	20,017	40,873
Inventories	1,996	2,029
Prepaid expenses and other current assets	4,585	5,487
Total current assets	129,954	162,894
Restricted cash	1,526	1,521
Investment in non-marketable equity securities ($0 and $13,921 with a related party)	21,310	20,510
Right-of-use assets - Operating leases, net	38,013	39,263
Property and equipment, net	23,609	22,614
Goodwill	3,241	3,241
Other non-current assets	415	350
Total assets	$218,068	$250,393
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,494	$3,246
Accrued compensation	6,611	11,453
Other accrued liabilities	8,340	15,279
Current portion of lease obligations - Operating leases	5,492	5,360
Deferred revenue	13,374	13,728
Total current liabilities	38,311	49,066
Deferred revenue, net of current portion	15,508	16,881
Long-term lease obligations - Operating leases	36,845	38,278
Other long-term liabilities	1,388	1,371
Total liabilities	92,052	105,596
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 66,696 shares and 65,811 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	569,917	566,081
Accumulated deficit	(443,907)	(421,290)
Total stockholders' equity	126,016	144,797
Total liabilities and stockholders' equity	$218,068	$250,393

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product revenue	$8,364	$30,690
Research and development revenue ($0 and $245 from a related party)	4,618	4,650
Total revenues	12,982	35,340
Costs and operating expenses:
Cost of product revenue	4,521	8,521
Research and development	16,655	19,500
Selling, general and administrative	15,399	15,705
Restructuring charges	72	—
Total costs and operating expenses	36,647	43,726
Loss from operations	(23,665)	(8,386)
Interest income	1,089	42
Other expense, net	(25)	(3)
Loss before income taxes	(22,601)	(8,347)
Provision for income taxes	16	9
Net loss	$(22,617)	$(8,356)

Net loss per share, basic and diluted	$(0.34)	$(0.13)
Weighted average common stock shares used in computing net loss per share, basic and diluted	65,931	65,096

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2023	Shares	Amount
Balance as of January 1, 2023	65,811	$6	$566,081	$(421,290)	$144,797
Exercise of stock options	143	—	281	—	281
Release of stock awards	479	—	—	—	—
Employee stock-based compensation	—	—	2,809	—	2,809
Issuance of common stock, net of issuance costs of $390	328	—	1,150	—	1,150
Taxes paid related to net share settlement of equity awards	(65)	—	(404)	—	(404)
Net loss	—	—	—	(22,617)	(22,617)
Balance as of March 31, 2023	66,696	$6	$569,917	$(443,907)	$126,016

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2022	Shares	Amount
Balance as of January 1, 2022	65,109	$6	$552,083	$(387,698)	$164,391
Exercise of stock options	78	—	181	—	181
Release of stock awards	190	—	—	—	—
Employee stock-based compensation	—	—	3,777	—	3,777
Non-employee stock-based compensation	—	—	61	—	61
Taxes paid related to net share settlement of equity awards	(73)	—	(1,419)	—	(1,419)
Net loss	—	—	—	(8,356)	(8,356)
Balance as of March 31, 2022	65,304	$6	$554,683	$(396,054)	$158,635

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(22,617)	$(8,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,466	1,215
Amortization expense - right-of-use assets - operating and finance leases	1,249	1,200
Stock-based compensation	2,809	3,838
Equity securities earned from research and development activities ($0 and ($245) from a related party)	(50)	(245)
Other non-cash items	(5)	(7)
Changes in operating assets and liabilities:
Financial assets	20,856	(6,463)
Inventories	33	(400)
Prepaid expenses and other assets	586	1,397
Accounts payable	694	(1,029)
Accrued compensation and other accrued liabilities	(11,091)	(121)
Other long-term liabilities	(1,415)	(1,192)
Deferred revenue	(1,727)	(1,023)
Net cash used in operating activities	(9,212)	(11,186)
Investing activities:
Purchase of property and equipment	(2,539)	(5,089)
Proceeds from sale of property and equipment	5	7
Investment in non-marketable securities	(750)	(5,000)
Net cash used in investing activities	(3,284)	(10,082)
Financing activities:
Proceeds from exercises of stock options	281	181
Proceeds from issuance of common stock in connection with public offering	1,540	—
Costs incurred in connection with issuance of common stock at public offering	(65)	(42)
Taxes paid related to net share settlement of equity awards	(404)	(1,419)
Net cash provided by (used in) financing activities	1,352	(1,280)
Net decrease in cash, cash equivalents and restricted cash	(11,144)	(22,548)
Cash, cash equivalents and restricted cash at the beginning of the period	116,026	118,895
Cash, cash equivalents and restricted cash at the end of the period	$104,882	$96,347

Supplemental disclosure of cash flow information:
Interest paid	$7	$5
Income taxes paid	$193	$—
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$819	$789

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of March 31, 2023 and 2022 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	March 31,
	2023	2022
Cash and cash equivalents	$102,831	$94,260
Restricted cash, current and non-current	2,051	2,087
Total cash, cash equivalents and restricted cash	$104,882	$96,347

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
In these notes to the unaudited condensed consolidated financial statements, the “Company,” “we,” “us,” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
We are a leading enzyme engineering company leveraging our CodeEvolver® technology platform to discover, develop, enhance, and commercialize novel, high performance enzymes and other classes of proteins.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2022.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2023, results of our operations for the three months ended March 31, 2023 and 2022, changes in stockholders' equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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

Accounting Pronouncements
Recently adopted accounting pronouncements or recently issued accounting pronouncements not yet adopted
There were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023, that are of significance or potential significance to us.
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
Segment information is as follows (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$8,364	$—	$8,364	$30,690	$—	$30,690
Research and development revenue	1,122	3,496	4,618	2,409	2,241	4,650
Total revenues	$9,486	$3,496	$12,982	$33,099	$2,241	$35,340

Primary geographical markets:
Americas	$918	$1,666	$2,584	$2,553	$1,179	$3,732
EMEA	1,259	1,830	3,089	3,065	1,062	4,127
APAC	7,309	—	7,309	27,481	—	27,481
Total revenues	$9,486	$3,496	$12,982	$33,099	$2,241	$35,340

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	March 31, 2023	December 31, 2022
Contract assets	$2,449	$2,116
Unbilled receivables	$7,797	$7,016
Contract costs	$2	$19
Contract liabilities: deferred revenue	$28,882	$30,609
We had no asset impairment charges related to financial assets in the three months ended March 31, 2023 and 2022.
The increase in contract assets was primarily due to increases in product revenue from contracts subject to over time revenue recognition. The increase in unbilled receivables was primarily due to the timing of billings. The decrease in deferred revenue was primarily due to timing of recognition of revenue.

We recognized the following revenues (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period for:	2023	2022
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,602	$1,094
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(216)	215
Performance obligations satisfied from new activities in the period - contract revenue	11,596	34,031
Total revenues	$12,982	$35,340

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2023.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of March 31, 2023 (in thousands):

	Remainder of 2023	2024	2025	2026 and Thereafter	Total
Product revenue	$5,891	$12,050	$100	$3,339	$21,380
Research and development revenue	7,480	22	—	—	7,502
Total revenues	$13,371	$12,072	$100	$3,339	$28,882

Note 4. Net Loss per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding, less restricted stock awards ("RSAs") subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock shares outstanding, less RSAs subject to forfeiture, plus all additional common shares that would have been outstanding, assuming dilutive potential common stock shares had been issued for other dilutive securities. For all periods presented, diluted and basic net loss per share, are identical since potential common stock shares are excluded from the calculation, as their effect was anti-dilutive.
Anti-Dilutive Securities
In periods of net loss, the weighted average number of shares outstanding, prior to the application of the treasury stock method, excludes potentially dilutive securities from the computation of diluted net loss per common share because including such shares would have an anti-dilutive effect.
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares issuable under the Equity Incentive Plan	9,397	5,899
Note 5. Investments in Non-Marketable Securities
Non-Marketable Equity Securities
In March 2023, we purchased an additional 985,545 shares of Molecular Assemblies, Inc. (“MAI”) Series B preferred stock for $0.8 million. As of March 31, 2023, we hold an aggregate of 19,277,914 shares of MAI's Series A and B preferred stock that we have earned or purchased from MAI. See Note 11 “Related Party Transactions” for additional information on our investment in MAI.

In March 2022, we entered into a Stock Purchase Agreement with seqWell, Inc. (“seqWell”), a privately held biotechnology company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million. In March 2023, we entered into a Master Collaboration Agreement and Research Agreement with seqWell (the “seqWell Agreement”), pursuant to which we are providing research and experimental screening and protein engineering activities in exchange for compensation in the form of additional shares of seqWell's common stock. We received 47,933 shares of seqWell's common stock from research and development services with seqWell and we recognized $50 thousand in research and development revenue from these services with seqWell during the three months ended March 31, 2023.
We own 207,070 shares of Series B-2 preferred stock of Arzeda Corp. (“Arzeda”), an early-stage computational protein design company.
Our non-marketable equity securities are investments in privately held companies without readily determinable market value and primarily relate to our investments in MAI, seqWell and Arzeda. These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy because we estimate the fair value of these investments using the observable transaction price paid by third party investors for the same or similar security of the same issuers. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other expense, net in the unaudited condensed consolidated statements of operations.
There was no remeasurement event for our investments in MAI, seqWell, Arzeda, and other non-marketable equity securities that occurred during the three months ended March 31, 2023 and 2022. We recognized no realized gains or losses during the three months ended March 31, 2023 and 2022.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	March 31, 2023	December 31, 2022
MAI	$14,671	$13,921
seqWell	5,050	5,000
Arzeda	1,289	1,289
Other investments in non-marketable equity securities	300	300
Total non-marketable equity securities	$21,310	$20,510
Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$100,165	$—	$—	$100,165

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$77,309	$—	$—	$77,309

During the three months ended March 31, 2023 and 2022, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.

Note 7. Balance Sheets Details
Cash Equivalents
Cash equivalents consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$100,165	$100,165	$77,309	$77,309

(1) Money market funds are classified in cash and cash equivalents on our unaudited condensed consolidated balance sheets. Average contractual maturities (in days) is not applicable.
As of March 31, 2023, the total cash and cash equivalents balance of $102.8 million consisted of money market funds of $100.2 million and cash of $2.6 million held with major financial institutions. As of December 31, 2022, the total cash and cash equivalents balance of $114.0 million consisted of money market funds of $77.3 million and cash of $36.7 million held with major financial institutions.
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$108	$108
Work in process	36	91
Finished goods	1,852	1,830
Total Inventories	$1,996	$2,029

Inventories are recorded net of reserves of $1.2 million as of March 31, 2023 and December 31, 2022.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$40,489	$39,679
Leasehold improvements	16,694	16,633
Computer equipment and software	3,039	3,039
Office equipment and furniture	1,360	1,345
Construction in progress	3,189	1,739
Property and equipment	64,771	62,435
Less: accumulated depreciation and amortization	(41,162)	(39,821)
Property and equipment, net	$23,609	$22,614

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$1,466	$1,215

Goodwill
Goodwill had a carrying value of $3.2 million as of March 31, 2023 and December 31, 2022.

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued professional and outside service fees	$4,256	$3,495
Accrued purchases	2,896	10,852
Other	1,188	932
Total other accrued liabilities	$8,340	$15,279

Note 8. Stock-based Compensation
Equity Incentive Plans
In January 2023, our board of directors (the “Board”) approved the 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”) which provides for the grant of non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards, other stock awards and dividend equivalents to eligible employees with respect to an aggregate of up to 2,000,000 shares of our common stock.
In 2019, the Board and stockholders approved the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan superseded and replaced in its entirety our 2010 Equity Incentive Plan (the “2010 Plan”) which was effective in March 2010, and no further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards thereunder. The 2019 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, RSA, RSUs, performance-contingent restricted stock units (“PSUs”), performance based options (“PBOs”), other stock or cash based awards and dividend equivalents to eligible employees and consultants of the Company or any parent or subsidiary, as well as members of the Board.
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
Restricted Stock Units ("RSUs")
We also grant employees RSUs, which generally vest over either a three-year period with 33% of the shares subject to the RSUs vesting on each yearly anniversary of the vesting commencement date or over a four-year period with 25% of the shares subject to the RSU vesting on each yearly anniversary of the vesting commencement date, in each case contingent upon such employee’s continued service on such vesting date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. We may grant RSUs with different vesting terms from time to time.

Performance-contingent Restricted Stock Units ("PSUs") and Performance Based Options ("PBOs")
The compensation committee of the Board approved, solely in respect of non-executive employees, delegated to our CEO the authority to approve grants of PSUs. The compensation committee of the Board also approved grants of PBOs and PSUs to our executives. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences. Once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement, as determined by the compensation committee of the Board, and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to half the number of PSUs granted and one-quarter the number of shares underlying the PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to the number of PSUs granted and half of the shares underlying the PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the PSUs would be equal to two times the number of PSUs granted and equal to the number of PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the PSUs and PBOs or between the target level and superior levels for the PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the PSUs and PBOs.
No PSUs and PBOs were granted during the first quarter of 2023. In 2022, we awarded PSUs ("2022 PSUs") and PBOs ("2022 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including finance and corporate strategy, performance enzymes and biotherapeutics deliverables, research plans, and organizational development. In the first quarter of 2023, the compensation committee of the Board determined that the 2022 PSUs and 2022 PBOs performance goals had been achieved at 85% and 42.5% of the target level, respectively, and recognized stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2022 PSUs and PBOs vested in the first quarter of 2023 and 50% of the shares underlying the 2022 PSUs and PBOs will vest in the first quarter of 2024, in each case, subject to the recipient’s continued service on each vesting date.
In 2021, we awarded PSUs ("2021 PSUs") and PBOs ("2021 PBOs"), each of which commence vesting based upon the determination by the compensation committee of the Board of the achievement of various weighted performance goals, including total revenues, product revenue, performance enzymes pipeline advancements, biotherapeutics pipeline advancements, organization and infrastructure upgrades, and significant events that can be publicly announced. In the first quarter of 2022, we determined that the 2021 PSUs and 2021 PBOs performance goals had been achieved at 146% and 73% of the target level, respectively, and recognized stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2021 PSUs and PBOs vested in the first quarter of 2022 and 50% of the shares underlying the 2021 PSUs and PBOs vested in the first quarter of 2023, in each case, subject to the recipient’s continued service on each vesting date.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of product revenue	$129	$100
Research and development	722	1,039
Selling, general and administrative	1,958	2,699
Total	$2,809	$3,838

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$922	$806
RSUs and RSAs	1,126	1,162
PSUs	837	872
PBOs	(76)	998
Total	$2,809	$3,838
As of March 31, 2023, unrecognized stock-based compensation expense, net of expected forfeitures, was $11.9 million related to unvested stock options, $8.6 million related to unvested RSUs and RSAs, $1.1 million related to unvested PSUs, and $0.2 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through 2027.
Note 9. Capital Stock
Exercise of Options
For the three months ended March 31, 2023 and March 31, 2022, we issued 142,856 and 77,600 shares, respectively, upon option exercises at a weighted-average exercise price of $1.97 and $2.33 per share, respectively, with net cash proceeds of $0.3 million and $0.2 million, respectively.
Equity Distribution Agreement
In May 2021, we filed a Registration Statement on Form S-3 with the SEC, that automatically became effective upon its filing, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. On February 27, 2023, we filed a post-effective amendment to that Registration on Form S-3. Pursuant to that post-effective amendment, we registered an aggregate $200.0 million of securities. In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended.
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
During the three months ended March 31, 2023, 327,480 shares of our common stock were issued pursuant to the EDA. We received gross proceeds of $1.5 million, or $1.2 million in net proceeds after PSC's commissions and direct offering expenses of $0.4 million. As of March 31, 2023, $48.5 million worth of shares remained available for sale under the EDA. During the three months ended March 31, 2022, no shares of our common stock were issued pursuant to the EDA.

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
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of March 31, 2023 and December 31, 2022, and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.
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
We are required to restore certain areas of the Redwood City and San Carlos facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.5 million as of March 31, 2023 and December 31, 2022, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three months ended March 31, 2023 and 2022.
Lease and other information
Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Finance lease costs	$—	$18
Operating lease cost	1,830	1,831
Short-term lease costs (1)	—	30
Total lease cost (2)	$1,830	$1,879

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	7.0 years
Weighted-average discount rate	5.4%

	Three Months Ended March 31,
Cash paid (in thousands):	2023	2022
Operating cash flows from operating leases	$1,882	$1,022
As of March 31, 2023, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2023 (remaining 9 months)	$5,686
2024	7,783
2025	8,004
2026	8,232
2027	5,835
Thereafter	14,871
Total minimum lease payments	50,411
Less: imputed interest	8,074
Lease obligations	$42,337

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets:
Current portion of lease obligations - Operating leases	$5,492
Long-term lease obligations - Operating leases	36,845
Total operating lease liabilities	$42,337

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

	Payments Due by Period
	Total	2023 (Remaining 9 Months)	2024 and Thereafter
Development and manufacturing services agreements	$3,734	$2,543	$1,191
Facility maintenance agreement	2,491	2,491	—
Total other commitments	$6,225	$5,034	$1,191
Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. The right to take draws on the Term Debt expired on December 31, 2022. We terminated the loan agreement with Western Alliance Bank in March 2023.

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
Note 11. Related Party Transactions
Molecular Assemblies, Inc.
In June 2020, we entered into a Stock Purchase Agreement with MAI pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. Mr. Nicols, our former President and CEO until August 2022, also joined MAI’s board of directors in June 2020. Concurrently with our initial equity investment, we entered into a Master Collaboration and Research Agreement with MAI (the “MAI Agreement”), pursuant to which performed services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A and B preferred stock which are valued based on the observed transaction price of similar securities that MAI issued to third parties. We completed the R&D service with MAI pursuant to the MAI Agreement during the first quarter of 2022. In addition to our initial equity investment and the shares we have received under the MAI Agreement, in April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million and in September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million.
Revenues recognized from transactions with MAI in the three months ended March 31, 2023, and subsequent to the related party period which ended in August 2022, are included in the condensed consolidated statement of operations. We recognized $0.2 million in research and development revenue from transactions with MAI in the three months ended March 31, 2022 and during the related party period.
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
We manage our assets on a total company basis, not by business segment, as the majority of our operating assets are shared or commingled. Our CODM does not review asset information by business segment in assessing performance or allocating resources, and accordingly, we do not report asset information by business segment. All of our long-lived assets are located in the United States.

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
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$8,364	$—	$8,364	$30,690	$—	$30,690
Research and development revenue	1,122	3,496	4,618	2,409	2,241	4,650
Total revenues	9,486	3,496	12,982	33,099	2,241	35,340
Costs and operating expenses:
Cost of product revenue	4,521	—	4,521	8,521	—	8,521
Research and development (1)	8,099	7,312	15,411	6,122	12,346	18,468
Selling, general and administrative (1)	2,798	951	3,749	3,541	720	4,261
Restructuring charges	—	72	72	—	—	—
Total segment costs and operating expenses	15,418	8,335	23,753	18,184	13,066	31,250
Income (loss) from operations	$(5,932)	$(4,839)	(10,771)	$14,915	$(10,825)	4,090
Corporate costs (2)			(10,364)			(11,205)
Unallocated depreciation and amortization			(1,466)			(1,232)
Loss before income taxes			$(22,601)			$(8,347)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses, interest income, and other expense, net.
The following table provides stock-based compensation expense included in income (loss) from operations (in thousands):

	Three Months Ended March 31,
	2023				2022
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$1,035	$413	$1,361	$2,809	$1,690	$410	$1,738	$3,838

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended March 31,
	2023	2022
Customer A	*	61%
Customer B	23%	*
Customer C	14%	*
Customer D	13%	*
Customer E	10%	*
* Percentage was less than 10%

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	March 31, 2023	December 31, 2022
Customer A	*	53%
Customer B	21%	*
Customer C	11%	10%
Customer F	14%	*
Customer G	12%	*
* Percentage was less than 10%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Americas	$2,584	$3,732
EMEA	3,089	4,127
APAC	7,309	27,481
Total revenues	$12,982	$35,340

Identifiable long-lived assets by location was as follows (in thousands):

	March 31, 2023	December 31, 2022
United States	$61,622	$61,877

Identifiable goodwill by reporting unit was as follows (in thousands):

	As of March 31, 2023 and December 31, 2022
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

Note 13. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$163	$416
Provision for credit losses	—	—
Write-offs	—	—
Adjustment to the existing allowance	—	—
Balance at end of period	$163	$416

The following tables summarize accounts receivable by aging category (in thousands):

	March 31, 2023
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$7,385	$508	$321	$1,720	$2,549	$9,934

	December 31, 2022
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$28,896	$1,747	$469	$792	$3,008	$31,904

Note 14. Restructuring Charges
In November 2022, we announced a plan for a workforce reduction of approximately 18% of our total employee to realign and optimize our workforce requirements in alignment with our refined corporate strategy. The plan was substantially completed in December 2022 and severance costs were paid through the first quarter of 2023. During the three months ended March 31, 2023, we recorded an additional restructuring charge of $0.1 million related to severance, bonus and other termination benefits in connection with the workforce reduction, which is expected to be paid in the second quarter of 2023. We do not expect to record any significant future charges related to the restructuring plan initiated in 2022.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023 (the “Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A: “Risk Factors” of our Annual Report, as incorporated herein and referenced in Part II, Item 1A: “Risk Factors" of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We are a leading enzyme engineering company leveraging our proprietary CodeEvolver® technology platform to discover, develop, enhance, and commercialize novel, high performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. The capacity to enhance the properties and performance of enzymes has led to pivotal improvements across three healthcare industry pillars: pharmaceutical manufacturing, life sciences, and biotherapeutics. The enzymes we produce solve for real-world challenges associated with small molecule pharmaceuticals manufacturing, nucleic acid synthesis and genomic sequencing, and – as biotherapeutic candidates – they have the potential to treat challenging diseases. Our unique enzymes drive improvements such as higher yields, reduced energy usage and waste generation, improved efficiency in manufacturing, greater sensitivity in genomic and diagnostic applications, and potentially more efficacious therapeutics.
We manage our business as two business segments: Performance Enzymes and Novel Biotherapeutics. See Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Performance Enzymes
Our performance enzymes business consists primarily of two focus areas: biocatalysts for the sustainable manufacturing of pharmaceuticals and enzymes for life science applications, including genomic sequencing and nucleic acid synthesis. In our pharmaceutical manufacturing business, we utilize our CodeEvolver® platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to reduce their costs and improve the efficiency and productivity of their manufacturing processes for some small molecule therapeutics. In life science markets, we use our platform technology to develop enzymes for customers using next generation sequencing (“NGS”), a parallel sequencing technology used to identify genomic information in the study of biological systems, and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications, as well as for synthesis of nucleic acids such as DNA/RNA.

Novel Biotherapeutics
Our novel biotherapeutics business includes a diverse pipeline of product candidates in clinical and preclinical development. Our initial biotherapeutic product candidates include enzymes that are orally administered for function in the gastrointestinal tract (“GI”), such as our partnered product candidates CDX-7108 for the treatment of exocrine pancreatic insufficiency (“EPI”) and CDX-6114 for the treatment of phenylketonuria (“PKU”), which are both in Phase 1 clinical trials. We have also engineered a series of transgenes that code for enzymes that may be used as gene therapies to treat rare lysosomal storage disorders with our partner Takeda, such as Fabry Disease and Pompe Disease, as well as a blood factor disorder.
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
As a result of the COVID-19 pandemic, in 2021 and 2022 we received purchase orders from Pfizer Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary API, nirmatrelvir, used by Pfizer in combination with the API ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. We are a party to an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. Subsequent to the end of the quarter, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we expect to recognize $5.0 million as non-cash research and development revenue in the second quarter of 2023. Pfizer's ability to utilize the credit under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024. The sale of CDX-616 to Pfizer had a substantial impact on our revenues in 2021 and 2022. Revenues in 2023 and in future years from our sales of CDX-616 to Pfizer and other potential customers (including sublicensees of Pfizer technology from The Medicine Patent Pool) are subject to a number of factors which are outside of our control and could reduce or eliminate our sales of CDX-616, and therefore materially and adversely affect our business, results of operations and financial conditions.
Significant Collaborative Arrangements Update
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
We recognized $3.0 million and $1.7 million under this agreement for the three months ended March 31, 2023 and 2022, respectively, which represented 23% and 5% of our total revenues for those periods. As of March 31, 2023, we recorded revenue of $2.0 million from sitagliptin enzyme sales that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six-month period following the end of the first quarter of 2023.
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
In October 2017, we entered into the Nestlé Strategic Collaboration Agreement (“SCA”) pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA has been extended through December 2023 with an automatic renewal through December 2024.
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate discovered through our Nestlé SCA, CDX-7108, targeting EPI, into preclinical and early clinical studies. The term of the development has been extended through December 2023 with an automatic renewal through December 2024. We, together with Nestlé Health Science, are continuing to advance CDX-7108 and initiated a Phase 1 clinical trial of CDX-7108 for the treatment of EPI in the fourth quarter of 2021 and, on February 23, 2023, we and Nestlé Health Science announced interim results. Interim data from the proof-of-concept arm showed improved lipid absorption when patients were administered CDX-7108 versus placebo. Importantly, no notable safety issues were noted in the 48 subjects that participated in the single ascending dose and multiple ascending dose portion of the study. We believe the interim data support further development of CDX-7108 in partnership with Nestlé Health Science, with potential for the initiation of a Phase 2 study in 2024.
Under the Nestlé SCA and the development agreement, we recognized $1.8 million and $1.1 million in research and development fees for the three months ended March 31, 2023 and 2022, respectively.
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
We recognized $0.3 million and $0.2 million in research and development revenue for the three months ended March 31, 2023 and 2022, respectively.

Strategic Collaboration and License Agreement
In March 2020, we entered into the Takeda Agreement with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”), under which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases in accordance with each applicable program plan.
On execution of the Takeda Agreement, we received an upfront non-refundable cash payment of $8.5 million and we initiated activities under three program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency, respectively (the “Initial Programs”). In May 2021, Takeda elected to exercise its option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result, we received the option exercise fee during the third quarter of 2021. Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) reimbursement of research and development fees and preclinical development milestones for the Initial Programs of $12.0 million, in aggregate, and $4.2 million for the fourth program, (ii) clinical development and commercialization-based milestones, per target gene, of up to $104.0 million and (iii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits.
On February 22, 2023, we announced that Takeda presented pre-clinical data from the Fabry Disease transgene program, part of its Strategic Collaboration and License Agreement with Codexis, at the 19th Annual WORLDSymposium™. The gene therapy candidate is being developed to encode the codon optimized, CodeEvolver® engineered-GAL enzyme, which is designed to have improved serum and lysosomal stability and a predicted reduced immunogenicity.
Revenue recognized relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of $1.7 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively.
Pfizer Enzyme Supply Agreement
We are a party to the Pfizer Supply Agreement, covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. Subsequent to the end of the quarter, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we expect to recognize $5.0 million as non-cash research and development revenue in the second quarter of 2023. Pfizer's ability to utilize the credit under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024.
No revenue was recognized from the Pfizer Supply Agreement during the three months ended March 31, 2023. We recognized product revenue of $21.3 million for the three months ended March 31, 2022 from the sale of quantities of CDX-616 to Pfizer which comprised 60% of our total revenues for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, we had $24.4 million in deferred revenue related to the $25.9 million fee received from Pfizer.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenues:
Product revenue	$8,364	$30,690	$(22,326)	(73)%
Research and development revenue	4,618	4,650	(32)	(1)%
Total revenues	12,982	35,340	(22,358)	(63)%
Costs and operating expenses:
Cost of product revenue	4,521	8,521	(4,000)	(47)%
Research and development	16,655	19,500	(2,845)	(15)%
Selling, general and administrative	15,399	15,705	(306)	(2)%
Restructuring charges	72	—	72	100%
Total costs and operating expenses	36,647	43,726	(7,079)	(16)%
Loss from operations	(23,665)	(8,386)	(15,279)	182%
Interest income	1,089	42	1,047	2,493%
Other expense, net	(25)	(3)	(22)	733%
Loss before income taxes	(22,601)	(8,347)	(14,254)	171%
Provision for income taxes	16	9	7	78%
Net loss	$(22,617)	$(8,356)	$(14,261)	171%

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
Revenues are as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Product revenue	$8,364	$30,690	$(22,326)	(73)%
Research and development revenue	4,618	4,650	(32)	(1)%
Total revenues	$12,982	$35,340	$(22,358)	(63)%

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
Total revenues decreased by $22.4 million to $13.0 million in the three months ended March 31, 2023 compared to the same period in 2022, or 63%, primarily due to lower product revenue.

Product revenue, decreased by $22.3 million to $8.4 million in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to decreased sales of CDX-616 to Pfizer.
Research and development revenue remained unchanged in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to higher revenue from Nestlé Health Science under the Nestlé SCA and development agreement which was offset by lower research and development fees from existing collaboration agreements being recognized in the first quarter of 2023 as compared to the same period in the prior year.
Cost and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense, and restructuring charges from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Cost of product revenue	$4,521	$8,521	$(4,000)	(47)%
Research and development	16,655	19,500	(2,845)	(15)%
Selling, general and administrative	15,399	15,705	(306)	(2)%
Restructuring charges	72	—	72	100%
Total costs and operating expenses	$36,647	$43,726	$(7,079)	(16)%

Cost of Product Revenue and Product Gross Margin
Our product revenues are derived entirely from our Performance Enzymes segment. Revenues from the Novel Biotherapeutics segment are derived entirely from collaborative research and development activities as we have no approved products available for sale.
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Product revenue	$8,364	$30,690	$(22,326)	(73)%
Cost of product revenue (1)	4,521	8,521	(4,000)	(47)%
Product gross profit	$3,843	$22,169	$(18,326)	(83)%
Product gross margin (%) (2)	46%	72%

(1) Cost of product revenue consist of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue decreased by $4.0 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a lower volume of product sales as compared to the same period in prior year. The product gross margin decreased to 46% in the three months ended March 31, 2023 compared to 72% in the three months ended March 31, 2022, primarily due to the sales of lower margin products, including sitagliptin, and variation in prices per volume sold.
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
Research and development expenses were $16.7 million in the first quarter of 2023, a decrease of $2.8 million, or 15%, from $19.5 million in the first quarter of 2022. The decrease was primarily due to decreases in costs associated with lower headcount, decrease in outside services related to Chemistry, Manufacturing and Controls (“CMC”) and regulatory expenses, lower stock-based compensation costs and lower lab supply costs.

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
Selling, general and administrative expenses were $15.4 million in the first quarter of 2023, a decrease of $0.3 million, or 2%, compared to $15.7 million in the first quarter of 2022. The decrease was primarily due to lower legal fees and lower stock-based compensation costs, which was partially offset by higher payroll-based expenses and higher outside and temporary services.
Restructuring Charges
Restructuring charges consist of one-time employee severance and other termination benefits due to a workforce reduction plan that was initiated in the fourth quarter of 2022. Restructuring charges were $0.1 million for the three months ended March 31, 2023.
Interest Income and Other Expense, net (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Interest income	$1,089	$42	$1,047	2,493%
Other expense, net	(25)	(3)	(22)	733%
Total other income, net	$1,064	$39	$1,025	2,628%

Interest Income
Interest income increased by $1.0 million in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to higher average interest rates on cash balances.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Provision for income taxes	$16	$9	$7	78%

The provision for income taxes for the three months ended March 31, 2023 was primarily for current year state income taxes and the accrual of interest and penalties on historic uncertain tax positions. The provision for income taxes for the three months ended March 31, 2022 was primarily due for the accrual of interest and penalties on historic uncertain tax positions
Net Loss
Net loss for the three months ended March 31, 2023 was $22.6 million, or a net loss per basic and diluted share of $0.34. This compared to a net loss of $8.4 million, or a net loss per basic and diluted share of $0.13 for the three months ended March 31, 2022. The increase in net loss is primarily related to lower product revenues from CDX-616, which was partially offset by lower operating expenses.

RESULTS OF OPERATIONS BY SEGMENT (in thousands, except percentages):
Revenues by segment

	Three Months Ended March 31,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$8,364	$—	$8,364	$30,690	$—	$30,690	$(22,326)	(73)%	$—	—%
Research and development revenue	1,122	3,496	4,618	2,409	2,241	4,650	(1,287)	(53)%	1,255	56%
Total revenues	$9,486	$3,496	$12,982	$33,099	$2,241	$35,340	$(23,613)	(71)%	$1,255	56%

Revenues from the Performance Enzymes segment decreased by $23.6 million, or 71%, for the three months ended March 31, 2023, compared to the same period in 2022. The decrease in product revenue of $22.3 million, or 73%, in the three months ended March 31, 2023 as compared to the same period in 2022, was primarily due to decreased sales of CDX-616 to Pfizer. The decrease in research and development revenue of $1.3 million, or 53%, to $1.1 million in the three months ended March 31, 2023, as compared to $2.4 million in the three months ended March 31, 2022 was primarily due to lower research and development fees from existing collaboration agreements compared to the same period in the prior year.
Revenues from the Novel Biotherapeutics segment increased by $1.3 million, or 56%, for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to higher research and development revenue from Nestlé Health Science under the Nestlé SCA and development agreement.
Costs and operating expenses by segment

	Three Months Ended March 31,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$4,521	$—	$4,521	$8,521	$—	$8,521	$(4,000)	(47)%	$—	—%
Research and development (1)	8,099	7,312	15,411	6,122	12,346	18,468	1,977	32%	(5,034)	(41)%
Selling, general and administrative (1)	2,798	951	3,749	3,541	720	4,261	(743)	(21)%	231	32%
Restructuring charges	—	72	72	—	—	—	—	—%	72	100%
Total segment costs and operating expenses	$15,418	$8,335	$23,753	$18,184	$13,066	31,250	$(2,766)	(15)%	$(4,731)	(36)%
Corporate costs (2)			11,428			11,244
Unallocated depreciation and amortization			1,466			1,232
Total costs and operating expenses			$36,647			$43,726

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling and general and administrative expenses.
For a discussion of product cost of revenue, see "—Results of Operations".
Research and development expense in the Performance Enzymes segment increased by $2.0 million, or 32%, in the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to higher allocable costs and higher stock-based compensation costs which was offset by decrease in costs associated with lower headcount and decrease in costs associated with outside services and lab supply costs.

Selling, general and administrative expense in the Performance Enzymes segment decreased by $0.7 million, or 21%, in the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to decrease in costs associated with lower headcount and lower stock-based compensation costs.
Research and development expense in the Novel Biotherapeutics segment decreased by $5.0 million, or 41%, in the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to decrease in costs associated with lower headcount, decrease in outside services related to CMC and regulatory expenses and lower lab supply costs.
Selling, general and administrative expense in the Novel Biotherapeutics segment increased by $0.2 million or 32% in the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to higher payroll-based expenses and higher outside and temporary services.
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
The following summarizes our cash and cash equivalents balance and working capital as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$102,831	$113,984
Working capital	$91,643	$113,828
Sources of Capital
In addition to our existing cash and cash equivalents and revenue generated through our existing operations, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements with Merck, Novartis and Nestlé Health Science of up to $439.0 million in the aggregate. In addition, under the GSK CodeEvolver® Agreement, we have the potential to receive additional contingent payments that range from $5.8 million to $38.5 million per project. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
In addition, pursuant to the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. Subsequent to the end of the quarter, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we expect to recognize $5.0 million as non-cash research and development revenue in the second quarter of 2023. Pfizer's ability to utilize the credit under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024.
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
Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. During the three months ended March 31, 2023, 327,480 shares of our common stock were issued pursuant to the EDA and we received net proceeds of $1.2 million. As of March 31, 2023, $48.5 million worth of shares remained available for sale under the EDA. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
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

Cash Flows
The following is a summary of cash flows for three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(9,212)	$(11,186)
Net cash used in investing activities	(3,284)	(10,082)
Net cash provided by (used in) financing activities	1,352	(1,280)
Net decrease in cash, cash equivalents and restricted cash	$(11,144)	$(22,548)

Cash Flows from Operating Activities
Cash used in operating activities for the three months ended March 31, 2023 of $9.2 million consisted of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.
The $2.0 million decrease in net cash used in operations for the three months ended March 31, 2023 as compared to the same period in 2022, was primarily due to the net effect of decreases in cash paid for cost of revenues and operating expenses and changes in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2023 was primarily attributable to $0.8 million for the purchase of additional shares of MAI's Series B preferred stock in March 2023 and $2.5 million for purchases of property and equipment.
The $6.8 million decrease in net cash used in investing activities for the three months ended March 31, 2023 as compared to the same period in 2022, was primarily due to higher cash utilized for additional investment in equity securities and purchases of property and equipment in prior year.
Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2023 included $1.5 million gross proceeds from issuance of common stock and $0.3 million of proceeds from exercises of stock options, and was partially offset by $0.4 million for taxes paid related to net share settlement of equity awards.
The $2.6 million increase in net cash provided by financing activities for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to proceeds from issuance of common stock and lower cash paid on taxes related to net share settlement of equity awards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2023 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report on Form 10-K.
Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $102.8 million as of March 31, 2023. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2023, the effect of a hypothetical 10% decrease in market interest rates would have a $0.5 million impact on a potential loss in future interest income and cash flows.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the USD declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of March 31, 2023, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $42 thousand.
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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of March 31, 2023 at a reasonable assurance level.
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
You should carefully consider the risks described below together with the other information set forth in this Quarterly Report, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Additional discussion of the material risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in this section.
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
•Future revenues from our sales of CDX-616 to Pfizer are subject to a number of factors which are outside of our control and may not materialize.
•Ethical, legal and social concerns about genetically engineered products and processes could limit or prevent the use of our products, processes, and technologies and limit our revenues.
•We use hazardous materials in our business, and we must comply with environmental laws and regulations.
•As a public reporting company, we are subject to rules and regulations established from time to time by the Securities and Exchange Commission and Nasdaq regarding our internal controls over financial reporting. We may not complete needed improvements to our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock and your investment.
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
•We may not be able to maintain orphan drug designations for certain of our product candidates and may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.
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
We have incurred net losses since our inception, including losses of $33.6 million, $21.3 million, and $24.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, and $22.6 million and $8.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $443.9 million and $421.3 million, respectively. If we are unable to expand our business, through new or expanded collaborations, development of new products or services, or increased sales of existing products and services, our net losses may increase and we may never achieve profitability. In addition, some of our collaboration agreements, including our collaborations with Nestlé Health Science and Takeda, and our performance enzyme agreements, including the agreements with GSK, Merck and Novartis, provide for milestone payments, usage payments, and/or future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also may fund development of additional proprietary performance enzymes and/or biotherapeutic products. There can be no assurance that any of these products will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We are aware of media reports that Takeda has communicated internally its desire to end research, discovery and preclinical work in certain rare disease areas that may overlap with the programs on which we collaborate. We continue to engage in discussions with Takeda about their plans related to such programs. It is unclear how any such changes at Takeda, if they occur, might impact our collaborative programs. To our knowledge, Takeda has made no definitive decisions with regards to any programs covered by the Takeda Agreement.
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
We are developing and have developed novel biotherapeutic candidates, including CDX-6114, the novel oral enzyme product candidate for the treatment of PKU that we licensed to Nestlé Health Science and CDX-7108, the oral recombinant lipase product candidate for the treatment of EPI that we are developing in collaboration with Nestlé Health Science. We are also developing protein sequences for use in gene therapy products for Fabry Disease, Pompe Disease, an undisclosed blood factor deficiency and a certain undisclosed rare genetic disorder for Takeda. The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results. In addition, drug development is highly regulated and requires areas of expertise and capital resources we do not currently possess. In order to market a biologic product in the United States, we or our collaborators must undergo the following process required by the FDA:
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
•preparation of and submission to the FDA of a Biologics License Application (“BLA”) after completion of all clinical studies;
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
•Changes in methods of treatment of disease, such as gene therapy, could cause us to stop development of our product candidates or reduce or eliminate potential demand for CDX-6114 or CDX-7108, if approved, or any other product candidates that we may develop in the future.
If either Nestlé Health Science or Takeda terminate their development programs under their respective license agreements with us, any potential revenue from those license agreements will be significantly reduced or non-existent, and our results of operations and financial condition will be materially and adversely affected.
We have invested significant time and financial resources in the development of CDX-6114 and other product candidates for the treatment of hyperphenylalaninemia, now included in the Nestlé License Agreement, as well as in the development of candidates for the treatment of Fabry disease and Pompe disease, which are now included in the Takeda Agreement.
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

Under the Takeda Agreement, we are eligible to earn potential payments that include (i) reimbursement of research and development fees and preclinical development milestone payments for the three initial programs of $12.0 million, in aggregate, and $4.2 million for the fourth program, (ii) clinical development and commercialization-based milestone, per target gene, of up to $104.0 million, and (iii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits. While we have received milestone payments under the Nestlé License Agreement to date there is no guarantee that we will receive further milestone payments under the Nestlé License Agreement or Takeda Agreement in the future. As previously noted, we are aware of media reports that Takeda has communicated internally its desire to end research, discovery and preclinical work in certain rare disease areas that may overlap with the programs on which we collaborate. We continue to engage in discussions with Takeda about their plans related to such programs. It is unclear how any such changes at Takeda, if they occur, might impact our collaborative programs.
Under the Nestlé License Agreement and the Takeda Agreement, either Nestlé Health Science and Takeda, as applicable, may each terminate the entire agreement or specified programs thereunder at will under certain circumstances.
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
Our current revenues are derived from a limited number of key customers. For the three months ended March 31, 2023 and 2022, customers that each individually contributed 10% or more of our total revenue accounted for 60% and 61% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
Our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. Any such termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the three months ended March 31, 2023, we derived a majority of our product revenue from these product supply agreements.
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
We are dependent on a limited number of contract manufacturers for large scale production of substantially all of our enzymes. We are working to qualify new contract manufacturers to produce certain of our enzymes, however those efforts may not be successful and therefore we may experience limitations on our ability to supply our enzymes to customers.
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
The COVID-19 pandemic has adversely affected and may continue in the future to, directly or indirectly, adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic has had a significant impact globally, prompting governments and businesses to take unprecedented measures in response. In the United States, the COVID-19 pandemic has and may continue in the future to, directly or indirectly, adversely affect our business, results of operations and financial condition.
In the future, our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, such as COVID-19. If, similar to the response to COIVD-19, national, state and local governments in affected regions implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, governmental orders and shutdowns, business closures, cancellations of public gatherings and other measures, which could, and for COVID-19 did, disrupt normal business operations both in and outside of affected areas and could have significant negative impacts on businesses and financial markets worldwide.

The potential impact of COVID-19, or another pandemic or public health crisis, has had and could continue to have, significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries adversely impacted regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets. As a result, we may experience difficulty accessing debt and equity capital on attractive terms, or at all, due to the severe disruption and instability in the global financial markets. In addition, our customers may terminate or amend their agreements for the purchase of our technology, products and services due to bankruptcy, lack of liquidity, lack of funding, operational failures or other reasons.
Revenues in future years from our sales of CDX-616 to Pfizer are subject to a number of factors which are outside of our control and may not materialize.
Starting the first and second quarters of 2021, we began to receive purchase orders from Pfizer for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir. Pfizer markets, sells and distributes nirmatrelvir, in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product, which received emergency use authorization (“EUA”) by the U.S. Food and Drug Administration (“FDA”) in late 2021, and which is authorized for the treatment of adults and pediatric patients (12 years of age and older weighing at least 40 kg) with a current diagnosis of mild-to-moderate COVID-19 and who are at high risk for progression to severe COVID-19, including hospitalization or death.
The FDA has the authority to issue an EUA under certain circumstances, such as during a public health emergency (“PHE”), pursuant to a declaration by the Secretary of the Department of Health and Human Services (“HHS”), that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued for a specific product. Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent (“CBRN”) that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. The authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect. If the Secretary of HHS determines that the circumstances justifying the issuance of EUAs have also lapsed, the HHS Secretary will provide advance notice that the EUA declaration will be terminated. After an EUA declaration is terminated, all EUAs issued under that declaration also terminate and therefore emergency use of all products under the EUA declaration is no longer authorized. The FDA can also revoke an EUA in certain circumstances even if the EUA declaration has not been terminated.

The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long Pfizer’s EUA will remain in place. The FDA’s policies regarding products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence and it remains possible that Pfizer’s EUA may be revoked in due course. Moreover, the federal government has taken recent steps to terminate distinct emergency authorities related to COVID-19. For example, on April 10, 2023, President Biden signed legislation terminating a national emergency regarding COVID-19 although this action does not affect any EUAs granted by FDA with respect to its authority to authorize drugs and biologics for the diagnosis, treatment, or prevention of COVID-19 and related conditions, including Pfizer’s EUA, FDA has announced its intent to adjust policies and operations implemented during the COVID-19 pandemic to a resumption of normal operations, including a transition of products marketed under EUAs, to the ordinary FDA requirements, including premarket authorization requirements. Pfizer has submitted an application for full approval of PAXLOVID™, and an FDA advisory committee has recommend such approval. If the emergency use of the PAXLOVID™ becomes no longer authorized, and if Pfizer does not obtain full approval of the product, our financial condition and results of operations could be adversely affected.
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
We have investments in illiquid non-marketable equity securities acquired in private transactions. At March 31, 2023, 9.8% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Because over 5% of our total assets consisted of non-marketable investment securities, any future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.
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

As a public reporting company, we are subject to rules and regulations established from time to time by the Securities and Exchange Commission and Nasdaq regarding our internal controls over financial reporting. We may not complete needed improvements to our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock and your investment.
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
We have also developed a newly-engineered ligase designed to address sequencing challenges. These enzymes, and any additional products that we may develop in the future for this market, may not succeed in displacing current products. If we succeed in commercializing new products for this market, we may not generate significant revenues and cash flows from these activities. The failure to successfully deploy products on timely basis in this space may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.

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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of March 31, 2023, we owned or controlled approximately 2,090 issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our patents and patent applications, if issued, as of March 31, 2023, have terms that expire between 2023 and approximately 2044. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the biotherapeutics, pharma manufacturing, life sciences, food and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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

At our 2023 Annual Meeting of Stockholders, we are asking our stockholders to approve various proposals including increasing the number of authorized shares of our common stock and the shares available for equity awards under our equity incentive plan, as well as adopting an Employee Stock Purchase Plan (“ESPP”). If any of these proposals are not approved, our competitive position, business and prospects could be seriously harmed.
As included in the definitive proxy statement we filed with the SEC on April 27, 2023, at our 2023 Annual Meeting of Stockholders, our board of directors and management is requesting our stockholders approve three proposals that relate to our ability to raise capital and attract and retain talent.
We are actively soliciting proxies from our stockholders and encouraging our stockholders to vote for these three proposals. However, our stockholders may not vote for one or more of these proposals. If our stockholders do not approve the proposed amendment to our certificate of incorporation to increase our authorized common stock, we may not be able to access the capital markets, which could impede our ability to finance our operations including the ongoing and planned research and development and clinical and regulatory activities necessary to advance our biotherapeutic candidates and performance enzymes. Further, if our authorized number of common stock is not increased, it may inhibit or even prevent us from being able to complete future corporate collaborations and partnerships. In addition, if we do not have sufficient shares of common stock reserved for issuance upon the exercise of equity awards, we may not be able to offer such awards which could adversely impact our ability to attract, retain and motivate employees, officers, directors, consultants and/or advisers. Likewise, if our stockholders do not approve the proposed amendment to our 2019 Incentive Award Plan and or the ESPP, our ability to attract, retain and motivate employees, officers, directors, consultants and/or advisers will be hindered. As a result of the foregoing, the failure of any of these three proposals to gain enough stockholder votes to be approved could have a material adverse effect on our competitive position, business and prospects.
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
Concerns about inflation, energy costs, geopolitical issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. Recently, the closures of Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”) and their placement into receivership with the Federal Deposit Insurance Corporation, and the government-brokered sale of the deposits and majority of assets of First Republic Bank to JPMorgan Chase, created bank-specific and broader financial institution liquidity risk and concerns. Although government intervention ensured that depositors at these banks have access to their funds, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur, and we cannot predict the impact or follow-on effects of these insolvencies more broadly or on our business in particular. Further, we cannot guarantee that the government will intervene to provide depositors with access to funds if similar events occur in the future. If other banks and financial institutions enter receivership or become insolvent in the future, our ability to access our existing cash, cash equivalents, and investments may be threatened, which could have a material adverse effect on our business and financial condition. In addition, if the market and economic conditions described above continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. Additionally, rising rates of inflation have increased the costs associated with conducting our business, including by causing substantial increases in the costs of materials, including raw materials and consumables, equipment, services, and labor. Moreover, given the unpredictable nature of the current economic climate, including future changes in rates of inflation, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.
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
In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to employees and other individuals, our confidential or proprietary information or confidential information we hold on behalf of third parties. We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. Our remediation efforts may not be successful. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have programs in place to detect, contain and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

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
In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) significantly amends the CCPA, and generally went into effect in January 2023. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut, Iowa and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These developments increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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

In Europe, the General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). The GDPR imposes stringent requirements for controllers and processors of personal data and provides that EEA member states may make their own additional laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR can result in fines of up to the greater of €20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. If we are required to comply with the GDPR, such compliance may be onerous and adversely affect our business, financial condition, and results of operations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (or up to £17.5 million for UK) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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

4.1		Reference is made to Exhibits 3.1 through 3.3.

10.1	*	Termination of the Loan and Security Agreement by and between the Company and Western Alliance Bank dated as of March 13, 2023.

10.2		Amendment No. 3 to the Enzyme Supply Agreement by and between the Company and Pfizer Ireland Pharmaceuticals, effective as of March 31, 2023.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.

	*	Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	May 4, 2023	By:	/s/ Stephen Dilly
Stephen Dilly President and Chief Executive Officer (principal executive officer)

Date:	May 4, 2023	By:	/s/ Sriram Ryali
Sriram Ryali Chief Financial Officer (principal financial and accounting officer)