Form 10-Q
period 2023-06-30
CODEXIS, INC.
filed 2023-08-03
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31 2023, there were 69,803,994 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$92,093	$113,984
Restricted cash, current	524	521
Financial assets:
Accounts receivable	8,806	31,904
Contract assets	2,248	2,116
Unbilled receivables	10,691	7,016
Total financial assets	21,745	41,036
Less: allowances	(133)	(163)
Total financial assets, net	21,612	40,873
Inventories	2,052	2,029
Prepaid expenses and other current assets	3,763	5,487
Total current assets	120,044	162,894
Restricted cash	1,530	1,521
Investment in non-marketable equity securities ($0 and $13,921 with a related party)	21,378	20,510
Right-of-use assets - Operating leases, net	36,745	39,263
Property and equipment, net	23,325	22,614
Goodwill	3,241	3,241
Other non-current assets	498	350
Total assets	$206,761	$250,393
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,042	$3,246
Accrued compensation	8,538	11,453
Other accrued liabilities	7,001	15,279
Current portion of lease obligations - Operating leases	5,626	5,360
Deferred revenue	10,529	13,728
Total current liabilities	35,736	49,066
Deferred revenue, net of current portion	10,110	16,881
Long-term lease obligations - Operating leases	35,379	38,278
Other long-term liabilities	1,405	1,371
Total liabilities	82,630	105,596
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 100,000 shares authorized; 69,804 shares and 65,811 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	579,555	566,081
Accumulated deficit	(455,430)	(421,290)
Total stockholders' equity	124,131	144,797
Total liabilities and stockholders' equity	$206,761	$250,393

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product revenue ($0, $143, $0 and $143 from a related party)	$11,048	$34,645	$19,412	$65,335
Research and development revenue ($0, $0, $0 and $245 from a related party)	10,275	3,761	14,893	8,411
Total revenues	21,323	38,406	34,305	73,746
Costs and operating expenses:
Cost of product revenue	3,178	11,270	7,698	19,791
Research and development	17,334	19,089	33,988	38,590
Selling, general and administrative	13,365	10,656	28,765	26,360
Restructuring charges	72	—	145	—
Total costs and operating expenses	33,949	41,015	70,596	84,741
Loss from operations	(12,626)	(2,609)	(36,291)	(10,995)
Interest income	1,121	140	2,209	182
Other expense, net	(9)	(63)	(33)	(66)
Loss before income taxes	(11,514)	(2,532)	(34,115)	(10,879)
Provision for income taxes	9	108	25	117
Net loss	$(11,523)	$(2,640)	$(34,140)	$(10,996)

Net loss per share, basic and diluted	$(0.17)	$(0.04)	$(0.51)	$(0.17)
Weighted average common stock shares used in computing net loss per share, basic and diluted	67,573	65,288	66,756	65,193

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2023	Shares	Amount
Balance as of April 1, 2023	66,696	$6	$569,917	$(443,907)	$126,016
Exercise of stock options	71	—	141	—	141
Release of stock awards	285	—	—	—	—
Employee stock-based compensation	—	—	2,716	—	2,716
Issuance of common stock, net of issuance costs of $331	2,752	—	6,781	—	6,781
Net loss	—	—	—	(11,523)	(11,523)
Balance as of June 30, 2023	69,804	$6	$579,555	$(455,430)	$124,131

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2022	Shares	Amount
Balance as of April 1, 2022	65,304	$6	$554,683	$(396,054)	$158,635
Exercise of stock options	97	—	251	—	251
Release of stock awards	95	—	—	—	—
Employee stock-based compensation	—	—	3,174	—	3,174
Non-employee stock-based compensation	—	—	57	—	57
Taxes paid related to net share settlement of equity awards	(2)	—	(18)	—	(18)
Net loss	—	—	—	(2,640)	(2,640)
Balance as of June 30, 2022	65,494	$6	$558,147	$(398,694)	$159,459

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2023	Shares	Amount
Balance as of January 1, 2023	65,811	$6	$566,081	$(421,290)	$144,797
Exercise of stock options	214	—	422	—	422
Release of stock awards	764	—	—	—	—
Employee stock-based compensation	—	—	5,525	—	5,525
Issuance of common stock, net of issuance costs of $721	3,080	—	7,931	—	7,931
Taxes paid related to net share settlement of equity awards	(65)	—	(404)	—	(404)
Net loss	—	—	—	(34,140)	(34,140)
Balance as of June 30, 2023	69,804	$6	$579,555	$(455,430)	$124,131

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2022	Shares	Amount
Balance as of January 1, 2022	65,109	$6	$552,083	$(387,698)	$164,391
Exercise of stock options	175	—	432	—	432
Release of stock awards	285	—	—	—	—
Employee stock-based compensation	—	—	6,951	—	6,951
Non-employee stock-based compensation	—	—	118	—	118
Taxes paid related to net share settlement of equity awards	(75)	—	(1,437)	—	(1,437)
Net loss	—	—	—	(10,996)	(10,996)
Balance as of June 30, 2022	65,494	$6	$558,147	$(398,694)	$159,459

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(34,140)	$(10,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,946	2,556
Amortization expense - right-of-use assets - operating and finance leases	2,517	2,406
Stock-based compensation	5,525	7,069
Provision (recovery) for credit losses	—	(307)
Equity securities earned from research and development activities ($0 and ($245) from a related party)	(118)	(245)
Other non-cash items	(15)	(27)
Changes in operating assets and liabilities:
Financial assets	19,261	(10,962)
Inventories	(23)	(558)
Prepaid expenses and other assets	1,324	1,811
Accounts payable	631	(958)
Accrued compensation and other accrued liabilities	(10,373)	81
Other long-term liabilities	(2,864)	(2,527)
Deferred revenue	(9,970)	(710)
Net cash used in operating activities	(25,299)	(13,367)
Investing activities:
Purchase of property and equipment	(4,120)	(7,030)
Proceeds from sale of property and equipment	15	28
Investment in non-marketable securities	(750)	(5,300)
Net cash used in investing activities	(4,855)	(12,302)
Financing activities:
Proceeds from exercises of stock options	422	432
Proceeds from issuance of common stock in connection with public offering	8,652	—
Costs incurred in connection with issuance of common stock at public offering	(395)	(42)
Taxes paid related to net share settlement of equity awards	(404)	(1,437)
Net cash provided by (used in) financing activities	8,275	(1,047)
Net decrease in cash, cash equivalents and restricted cash	(21,879)	(26,716)
Cash, cash equivalents and restricted cash at the beginning of the period	116,026	118,895
Cash, cash equivalents and restricted cash at the end of the period	$94,147	$92,179

Supplemental disclosure of cash flow information:
Interest paid	$10	$12
Income taxes paid	$193	$—
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$434	$409

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of June 30, 2023 and 2022 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2023	2022
Cash and cash equivalents	$92,093	$90,113
Restricted cash, current and non-current	2,054	2,066
Total cash, cash equivalents and restricted cash	$94,147	$92,179

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
In these notes to the unaudited condensed consolidated financial statements, the “Company,” “we,” “us,” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
We discover, develop, enhance, and commercialize novel, high performance enzymes and other classes of proteins leveraging our proprietary CodeEvolver® directed evolution platform.
As of June 30, 2023, we reported our financial results based on two reportable segments: Performance Enzymes and Novel Biotherapeutics. Our Performance Enzymes business consists primarily of two focus areas: i) biocatalysts for the sustainable manufacturing of pharmaceuticals and ii) enzymes for life science applications, including genomic sequencing and nucleic acid synthesis. Our Novel Biotherapeutics business includes product candidates in clinical and preclinical development. The segment information aligns with how the chief operating decision maker (“CODM”), who is our Chief Executive Officer (CEO), reviews and manages the business. In July 2023, we announced that we are discontinuing investment in Novel Biotherapeutics and expect to have just one business segment, Performance Enzymes, by the end of 2023.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2022.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2023, results of our operations for the three and six months ended June 30, 2023 and 2022, changes in stockholders' equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
The unaudited condensed consolidated financial statements include the accounts of Codexis, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly assess these estimates which primarily affect revenue recognition, deferred revenue, inventories, valuation of equity investments, goodwill arising out of business acquisitions, accrued liabilities, stock awards, and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Accounting Pronouncements
Recently adopted accounting pronouncements or recently issued accounting pronouncements not yet adopted
There were no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2023, that are of significance or potential significance to us.

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
Segment information is as follows (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$11,048	$—	$11,048	$34,645	$—	$34,645
Research and development revenue	8,260	2,015	10,275	1,885	1,876	3,761
Total revenues	$19,308	$2,015	$21,323	$36,530	$1,876	$38,406

Primary geographical markets:
Americas	$3,671	$266	$3,937	$2,307	$1,307	$3,614
EMEA	6,600	1,749	8,349	4,121	569	4,690
APAC	9,037	—	9,037	30,102	—	30,102
Total revenues	$19,308	$2,015	$21,323	$36,530	$1,876	$38,406

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$19,412	$—	$19,412	$65,335	$—	$65,335
Research and development revenue	9,382	5,511	14,893	4,294	4,117	8,411
Total revenues	$28,794	$5,511	$34,305	$69,629	$4,117	$73,746

Primary geographical markets:
Americas	$4,589	$1,932	$6,521	$4,861	$2,486	$7,347
EMEA	7,859	3,579	11,438	7,186	1,631	8,817
APAC	16,346	—	16,346	57,582	—	57,582
Total revenues	$28,794	$5,511	$34,305	$69,629	$4,117	$73,746

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	June 30, 2023	December 31, 2022
Contract assets	$2,248	$2,116
Unbilled receivables	$10,691	$7,016
Contract costs	$—	$19
Contract liabilities: deferred revenue	$20,639	$30,609

We had no asset impairment charges related to financial assets in the three and six months ended June 30, 2023 and 2022.

The increase in contract assets was primarily due to increases in product revenue from contracts subject to over time revenue recognition. The increase in unbilled receivables was primarily due to the timing of billings. The decrease in deferred revenue was primarily due to timing of recognition of revenue, including the $2.9 million release of prior periods' product revenue deferrals during the second quarter of 2023 due to early termination of the enzyme supply obligations to a customer.
We recognized the following revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue recognized in the period for:	2023	2022	2023	2022
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$6,107	$441	$7,814	$1,413
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	3,356	(298)	3,140	(29)
Performance obligations satisfied from new activities in the period - contract revenue	11,860	38,263	23,351	72,362
Total revenues	$21,323	$38,406	$34,305	$73,746

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2023.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of June 30, 2023 (in thousands):

	Remainder of 2023	2024	2025	2026 and Thereafter	Total
Product revenue	$8,868	$9,590	$140	$500	$19,098
Research and development revenue	1,541	—	—	—	1,541
Total revenues	$10,409	$9,590	$140	$500	$20,639

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares issuable under the Equity Incentive Plan	9,312	5,792	9,312	5,792

Note 5. Investments in Non-Marketable Securities
Non-Marketable Equity Securities
In March 2023, we purchased an additional 985,545 shares of Series B preferred stock for $0.8 million in Molecular Assemblies, Inc. (“MAI”), a privately held life sciences company. As of June 30, 2023, we held an aggregate of 19,277,914 shares of MAI's Series A and B preferred stock that we have earned or purchased from MAI. See Note 11 “Related Party Transactions” for additional information on our investment in MAI.
In March 2022, we entered into a Stock Purchase Agreement with seqWell, Inc. (“seqWell”), a privately held life sciences company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million. In March 2023, we entered into a Master Collaboration Agreement and Research Agreement with seqWell (the “seqWell Agreement”), pursuant to which we are providing research and experimental screening and protein engineering activities in exchange for compensation in the form of additional shares of seqWell's common stock. We received 65,982 and 113,915 shares of seqWell's common stock from research and development services with seqWell and we recognized $69 thousand and $118 thousand in research and development revenue from these services during the three and six months ended June 30, 2023, respectively.
We own 207,070 shares of Series B-2 preferred stock of Arzeda Corp. (“Arzeda”), an early-stage computational protein design company.
Our non-marketable equity securities are investments in privately held companies without readily determinable market value and primarily relate to our investments in MAI, seqWell and Arzeda. These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy when we estimate the fair value of these investments using the observable transaction price paid by third party investors for the same or similar security of the same issuers. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other expense, net in the unaudited condensed consolidated statements of operations.
There was no remeasurement event for our investments in MAI, seqWell, Arzeda, and other non-marketable equity securities that occurred during the three and six months ended June 30, 2023 and 2022. We recognized no realized gains or losses during the three and six months ended June 30, 2023 and 2022.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	June 30, 2023	December 31, 2022
MAI	$14,671	$13,921
seqWell	5,118	5,000
Arzeda	1,289	1,289
Other investments in non-marketable equity securities	300	300
Total non-marketable equity securities	$21,378	$20,510

Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$80,109	$—	$—	$80,109

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$77,309	$—	$—	$77,309

During the three and six months ended June 30, 2023 and 2022, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.
Note 7. Balance Sheets Details
Cash Equivalents
Cash equivalents as of June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023		December 31, 2022
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$80,109	$80,109	$77,309	$77,309

(1) Money market funds are classified in cash and cash equivalents on our unaudited condensed consolidated balance sheets. Average contractual maturities (in days) is not applicable.
As of June 30, 2023, the total cash and cash equivalents balance of $92.1 million consisted of money market funds of $80.1 million and cash of $12.0 million held with major financial institutions. As of December 31, 2022, the total cash and cash equivalents balance of $114.0 million consisted of money market funds of $77.3 million and cash of $36.7 million held with major financial institutions.
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$108	$108
Work-in-process	6	91
Finished goods	1,938	1,830
Total Inventories	$2,052	$2,029

Inventories are recorded net of reserves of $1.2 million as of June 30, 2023 and December 31, 2022.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$40,813	$39,679
Leasehold improvements	16,771	16,633
Computer equipment and software	3,090	3,039
Office equipment and furniture	1,360	1,345
Construction in progress	3,763	1,739
Property and equipment	65,797	62,435
Less: accumulated depreciation and amortization	(42,472)	(39,821)
Property and equipment, net	$23,325	$22,614

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$1,480	$1,341	$2,946	$2,556

Goodwill
Goodwill had a carrying value of $3.2 million as of June 30, 2023 and December 31, 2022.

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued professional and outside service fees	$3,296	$3,495
Accrued purchases	2,884	10,852
Other	821	932
Total other accrued liabilities	$7,001	$15,279

Note 8. Stock-based Compensation
Equity Incentive Plans
In January 2023, our board of directors (the “Board”) approved the 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”) which provides for the grant of non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards, other stock awards and dividend equivalents to eligible employees with respect to an aggregate of up to 2,000,000 shares of our common stock. In June 2023, the 2022 Inducement Plan was terminated upon the stockholders' approval of an amendment to the Company's 2019 Incentive Award Plan (the “2019 Plan”) at the 2023 annual meeting of the Company's stockholders (the “Annual Meeting”).
In 2019, the Board and stockholders approved the 2019 Plan. The 2019 Plan superseded and replaced in its entirety our 2010 Equity Incentive Plan (the “2010 Plan”) which was effective in March 2010, and no further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards thereunder. The 2019 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, RSA, RSUs, performance-contingent restricted stock units (“PSUs”), performance based options (“PBOs”), other stock or cash based awards and dividend equivalents to eligible employees and consultants of the Company or any parent or subsidiary, as well as members of the Board.
The number of shares of our common stock available for issuance under the 2019 Plan is equal to the sum of (i) 7,897,144 shares, and (ii) any shares subject to awards granted under the 2010 Plan that were outstanding as of April 22, 2019 and thereafter terminate, expire, lapse or are forfeited; provided that no more than 14,000,000 shares may be issued upon the exercise of incentive stock options (“ISOs”). In June 2019, 8.1 million shares authorized for issuance under the 2019 Plan were registered under the Securities Act of 1933, as amended (the “Securities Act”). In April 2023, the Board approved an amendment to the 2019 Plan (the “2019 Amended Plan”) which became effective upon stockholders' approval at the Annual Meeting in June 2023. The 2019 Amended Plan included the (i) increase in the number of shares available by 8,000,000 shares, such that an aggregate of 15,897,144 shares are reserved for issuance under the 2019 Amended Plan and any shares subject to awards granted under the 2010 Plan, and (ii) increase in the number of shares that may be granted as incentive stock options under the 2019 Amended Plan such that an aggregate of 22,000,000 shares of common stock may be granted as incentive stock options under the 2019 Amended Plan.
The 2010 Plan provided for the grant of incentive stock options, non-statutory stock options, RSUs, RSAs, PSUs, PBOs, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants.
Employee Stock Purchase Plan
In April 2023, the Board approved an employee stock purchase plan (the “ESPP”) which became effective upon the stockholders' approval at the Annual Meeting in June 2023. The ESPP allows eligible employees of the Company to purchase shares of our common stock through payroll deductions over 24-month offering periods. The per share purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date. Participant purchases are limited to a maximum of $25,000 of fair value or our stock per calendar year. The Company is authorized to grant up to 2,000,000 shares of common stock under the ESPP. As of June 30, 2023, the Company had not issued any shares of common stock nor recognized any stock-based compensation expenses related to the ESPP.

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
No PSUs and PBOs were granted during the first half of 2023. In 2022, we awarded PSUs ("2022 PSUs") and PBOs ("2022 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including finance and corporate strategy, performance enzymes and biotherapeutics deliverables, research plans, and organizational development. In the first quarter of 2023, the compensation committee of the Board determined that the 2022 PSUs and 2022 PBOs performance goals had been achieved at 85% and 42.5% of the target level, respectively, and recognized stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2022 PSUs and PBOs vested in the first quarter of 2023 and 50% of the shares underlying the 2022 PSUs and PBOs will vest in the first quarter of 2024, in each case, subject to the recipient’s continued service on each vesting date.
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

Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product revenue	$83	$143	$212	$243
Research and development	806	1,026	1,528	2,065
Selling, general and administrative	1,827	2,062	3,785	4,761
Total	$2,716	$3,231	$5,525	$7,069
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$1,096	$794	$2,018	$1,600
RSUs and RSAs	1,373	1,333	2,499	2,495
PSUs	279	442	1,116	1,314
PBOs	(32)	662	(108)	1,660
Total	$2,716	$3,231	$5,525	$7,069
As of June 30, 2023, unrecognized stock-based compensation expense, net of expected forfeitures, was $10.8 million related to unvested stock options, $8.0 million related to unvested RSUs and RSAs, $0.8 million related to unvested PSUs, and $0.1 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through 2027.
Note 9. Capital Stock
Exercise of Options
For the six months ended June 30, 2023 and June 30, 2022, we issued 214,284 and 174,600 shares, respectively, upon option exercises at a weighted-average exercise price of $1.97 and $2.47 per share, respectively, with net cash proceeds of $0.4 million and $0.4 million, respectively.
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

During the three and six months ended June 30, 2023, 2,751,941 and 3,079,421 shares of our common stock, respectively, were issued and sold pursuant to the EDA. During the three and six months ended June 30, 2023, we received gross proceeds of $7.1 million and $8.7 million, or $6.8 million and $7.9 million in net proceeds after PSC's commissions and direct offering expenses of $0.3 million and $0.7 million, respectively. As of June 30, 2023, $41.3 million worth of shares remained available for sale under the EDA. During the three and six months ended June 30, 2022, no shares of our common stock were issued pursuant to the EDA.
Note 10. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 77,300 square feet of office and laboratory space in multiple buildings within the same business park operated by Metropolitan Life Insurance Company ("MetLife"). Our lease agreement with MetLife ("RWC Lease") includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the “200/220 Penobscot Space”) and approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the “400 Penobscot Space”) (the 200/220 Penobscot Space and the 400 Penobscot Space are collectively referred to as the “Penobscot Space”), and approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”).
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
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of June 30, 2023 and December 31, 2022, and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.
In January 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC ("ARE") to lease a portion of a facility consisted of approximately 36,593 rentable square feet in San Carlos, California to serve as additional office and research and development laboratory space (the "San Carlos Space"). The lease has a 10-year term from the lease commencement date of November 30, 2021 with one option to extend the term for an additional period of 5 years. We have provided ARE with a $0.5 million security deposit in the form of a letter of credit and is recorded as non-current restricted cash on the condensed consolidated balance sheet. In July 2023, we announced that we expect to consolidate operations from our San Carlos facility to our headquarters in Redwood City. The move is expected to occur during the second half of 2023, and we are actively pursuing options to substantially offset our lease obligation, including through a sublease or assignment.
We are required to restore certain areas of the Redwood City and San Carlos facilities that we are renting to their original form. We are expensing the asset retirement obligation over the terms of the respective leases. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.5 million as of June 30, 2023 and December 31, 2022, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and six months ended June 30, 2023 and 2022.

Lease and other information
Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease costs	$—	$—	$—	$18
Operating lease costs	1,830	1,829	3,660	3,660
Short-term lease costs (1)	—	10	—	40
Total lease costs (2)	$1,830	$1,839	$3,660	$3,718

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	6.7 years
Weighted-average discount rate	5.4%

	Six Months Ended June 30,
Cash paid (in thousands):	2023	2022
Operating cash flows from operating leases	$3,775	$2,817
As of June 30, 2023, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases were as follows (in thousands):

Years Ending December 31,	Operating Leases
2023 (remaining 6 months)	$3,793
2024	7,783
2025	8,004
2026	8,232
2027	5,835
Thereafter	14,870
Total minimum lease payments	48,517
Less: imputed interest	7,512
Lease obligations	$41,005

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets:
Current portion of lease obligations - Operating leases	$5,626
Long-term lease obligations - Operating leases	35,379
Total operating lease liabilities	$41,005

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

The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

	Payments Due by Period
	Total	2023 (Remaining 6 Months)	2024 and Thereafter
Development and manufacturing services agreements	$3,221	$2,313	$908
Facility maintenance agreement	2,491	2,491	—
Total other commitments	$5,712	$4,804	$908
Credit Facility
In June 30, 2017, we entered into a credit facility (the “Credit Facility”) with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit ("Revolving Line of Credit") up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. The right to take draws on the Term Debt expired on December 31, 2022. In March 2023, we terminated the Credit Facility with Western Alliance Bank.
Legal Proceedings
We may be involved in legal actions in the ordinary course of business, including inquiries and proceedings concerning business practices and intellectual property infringement, employee relations and other claims. We will recognize a loss contingency in the unaudited condensed consolidated financial statements when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. We will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a material loss may have been incurred. Gain contingencies are not recorded until they are realized.
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
Note 11. Related Party Transactions
Molecular Assemblies, Inc.
In June 2020, we entered into a Stock Purchase Agreement with MAI, a privately held life sciences company, pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. Mr. Nicols, our former President and CEO until August 2022, also joined MAI’s board of directors in June 2020. Concurrently with our initial equity investment, we entered into a Master Collaboration and Research Agreement with MAI (the “MAI Agreement”), pursuant to which performed services utilizing our CodeEvolver® protein engineering platform technology to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A and B preferred stock which are valued based on the observed transaction price of similar securities that MAI issued to third parties. We completed the R&D service with MAI pursuant to the MAI Agreement during the first quarter of 2022. In addition to our initial equity investment and the shares we have received under the MAI Agreement, in April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million and in September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million.
Revenues recognized from transactions with MAI in the three and six months ended June 30, 2023, and subsequent to the related party period which ended in August 2022, are included in the condensed consolidated statement of operations. We recognized nil and $0.2 million in research and development revenue from transactions with MAI in the three and six months ended June 30, 2022, respectively, and we recognized $0.1 million in product revenue from transactions with MAI in the three and six months ended June 30, 2022, during the related party period.

Note 12. Segment, Geographical and Other Revenue Information
Segment Information
As of June 30, 2023, we managed our business as two business segments: Performance Enzymes and Novel Biotherapeutics. Our business segments are primarily based on our organizational structure and our operating results as used by our CODM in assessing performance and allocating resources for the Company. In July 2023, we announced that we are discontinuing investment in Novel Biotherapeutics and expect to have just one business segment, Performance Enzymes, by the end of 2023.
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
Factors considered in historically determining the two reportable segments of the Company include the nature of business activities, the management structure directly accountable to our CODM for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. Our CODM regularly reviews our segments and the approach provided by management for performance evaluation and resource allocation.
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
The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$11,048	$—	$11,048	$34,645	$—	$34,645
Research and development revenue	8,260	2,015	10,275	1,885	1,876	3,761
Total revenues	19,308	2,015	21,323	36,530	1,876	38,406
Costs and operating expenses:
Cost of product revenue	3,178	—	3,178	11,270	—	11,270
Research and development (1)	7,856	8,240	16,096	6,929	11,078	18,007
Selling, general and administrative (1)	2,032	191	2,223	3,876	680	4,556
Restructuring charges	—	72	72	—	—	—
Total segment costs and operating expenses	13,066	8,503	21,569	22,075	11,758	33,833
Income (loss) from operations	$6,242	$(6,488)	(246)	$14,455	$(9,882)	4,573
Corporate costs (2)			(9,788)			(5,789)
Unallocated depreciation and amortization			(1,480)			(1,316)
Loss before income taxes			$(11,514)			$(2,532)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$19,412	$—	$19,412	$65,335	$—	$65,335
Research and development revenue	9,382	5,511	14,893	4,294	4,117	8,411
Total revenues	28,794	5,511	34,305	69,629	4,117	73,746
Costs and operating expenses:
Cost of product revenue	7,698	—	7,698	19,791	—	19,791
Research and development (1)	15,955	15,552	31,507	13,051	23,424	36,475
Selling, general and administrative (1)	4,830	1,142	5,972	7,416	1,400	8,816
Restructuring charges	—	145	145	—	—	—
Total segment costs and operating expenses	28,483	16,839	45,322	40,258	24,824	65,082
Income (loss) from operations	$311	$(11,328)	(11,017)	$29,371	$(20,707)	8,664
Corporate costs (2)			(20,152)			(16,994)
Unallocated depreciation and amortization			(2,946)			(2,549)
Loss before income taxes			$(34,115)			$(10,879)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses, interest income, and other expense, net.
The following table provides stock-based compensation expense included in loss from operations (in thousands):

	Three Months Ended June 30,
	2023				2022
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$924	$(80)	$1,872	$2,716	$1,493	$358	$1,380	$3,231

	Six Months Ended June 30,
	2023				2022
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$1,959	$333	$3,233	$5,525	$3,183	$768	$3,118	$7,069

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	28%	62%	17%	62%
Customer B	18%	*	11%	*
Customer C	11%	*	*	*
Customer D	*	*	11%	*
Customer E	*	*	10%	*
* Percentage was less than 10%

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	June 30, 2023	December 31, 2022
Customer A	*	53%
Customer D	11%	*
Customer E	12%	10%
Customer F	17%	*
Customer G	14%	*
Customer H	12%	*
* Percentage was less than 10%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Americas	$3,937	$3,614	$6,521	$7,347
EMEA	8,349	4,690	11,438	8,817
APAC	9,037	30,102	16,346	57,582
Total revenues	$21,323	$38,406	$34,305	$73,746

Identifiable long-lived assets by location was as follows (in thousands):

	June 30, 2023	December 31, 2022
United States	$60,070	$61,877

Identifiable goodwill by reporting unit was as follows (in thousands):

	As of June 30, 2023 and December 31, 2022
	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill	$2,463	$778	$3,241

Note 13. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	Three and Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$163	$416
Provision for credit losses	—	—
Write-offs	(30)	(257)
Adjustment to the existing allowance	—	(50)
Balance at end of period	$133	$109

The following tables summarize accounts receivable by aging category (in thousands):

	June 30, 2023
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$8,025	$141	$99	$541	$781	$8,806

	December 31, 2022
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$28,896	$1,747	$469	$792	$3,008	$31,904

Note 14. Restructuring Charges
In November 2022, we announced a plan for a workforce reduction of approximately 18% of our total employee to realign and optimize our workforce requirements in alignment with our refined corporate strategy. The plan was substantially completed in December 2022 and severance costs were paid through the second quarter of 2023. During the three and six months ended June 30, 2023, we recorded an additional restructuring charge of $0.1 million and $0.2 million, respectively, related to severance, bonus and other termination benefits in connection with the workforce reduction. We do not expect to record any future charges related to the restructuring plan initiated in 2022.
Note 15. Subsequent Events
On July 20, 2023, in alignment with our enhanced strategic focus, we announced a plan for a workforce reduction of approximately 25%. We further announced that we are discontinuing investment in our biotherapeutics business and as part of this enhanced strategic focus, we are prioritizing the advancement and commercialization of our ECO Synthesis™ Platform and our complementary pharmaceutical manufacturing business, We expect to incur approximately $2.9 million of restructuring charges, comprised mainly of severance and related benefit costs. The restructuring actions associated with this charge are expected to be substantially complete and paid by September 30, 2023. We also announced that we will consolidate operations to our headquarters in Redwood City, California in the second half of 2023.

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
Business Overview
We are a leading enzyme engineering company leveraging our proprietary CodeEvolver® technology platform to discover, develop, enhance, and commercialize novel, high performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. The capacity to enhance the properties and performance of enzymes has led to pivotal improvements across three healthcare industry pillars: pharmaceutical manufacturing, life sciences, and biotherapeutics. The enzymes we produce solve for real-world challenges associated with small molecule pharmaceuticals manufacturing and nucleic acid synthesis. We are currently developing our proprietary ECO Synthesis™ Platform to enable the commercial scale manufacture of RNAi therapeutics through an enzymatic route. We expect to demonstrate gram-scale synthesis using the ECO Synthesis™ Platform by the end of 2023, enabling per-commercial customer testing to begin in 2024, all with a goal of commercialization beginning in 2025. Our unique enzymes drive improvements such as higher yields, reduced energy usage and waste generation, improved efficiency in manufacturing and greater sensitivity in genomic and diagnostic applications.
As of June 30, 2023, we managed our business as two business segments: Performance Enzymes and Novel Biotherapeutics. However, in July 2023, we announced that we are discontinuing investment in Novel Biotherapeutics and expect to have just one business segment, Performance Enzymes, by the end of 2023. See Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Performance Enzymes
Our performance enzymes business consists primarily of two focus areas: biocatalysts for the sustainable manufacturing of pharmaceuticals and enzymes for life science applications, including genomic sequencing and nucleic acid synthesis. In our pharmaceutical manufacturing business, we utilize our CodeEvolver® directed evolution platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to reduce their costs and improve the efficiency and productivity of their manufacturing processes for some small molecule therapeutics. In life science markets, we use our platform technology to develop enzymes for customers using next generation sequencing (“NGS”), a parallel sequencing technology used to identify genomic information in the study of biological systems, and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications, as well as for synthesis of nucleic acids such as DNA/RNA, including our ECO Synthesis™ Platform, which is in development to enable the commercial scale manufacture of RNAi therapeutics.

Novel Biotherapeutics
In July 2023, we announced that we are discontinuing investment in our biotherapeutics business, including our partnered product candidate CDX-7108 for the treatment of exocrine pancreatic insufficiency (“EPI”), which has completed Phase 1 clinical trials. We are in active negotiations with Nestlé Health Science to advance the program without our financial support. In addition, we previously licensed CDX-6114 for the treatment of phenylketonuria (“PKU”). We have also engineered a series of transgenes that code for enzymes that may be used as gene therapies to treat rare lysosomal storage disorders with our partner Takeda, such as Fabry Disease and Pompe Disease, as well as a blood factor disorder. Takeda previously announced that they are discontinuing development of these programs.
Recent Developments
In July 2023, we announced an update to our business strategy to focus resources on programs with the strongest probability of creating significant value in the near-term and beyond. As part of this enhanced strategic focus, we are prioritizing the advancement and commercialization of our ECO Synthesis™ Platform and our highly complementary Pharmaceutical manufacturing business. We also streamlined operations, including the discontinuation of investment in certain development programs, primarily in our biotherapeutics business, consolidated operations to our headquarters in Redwood City, California and reduced headcount by approximately 25%.
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
As a result of the COVID-19 pandemic, in 2021 and 2022 we received purchase orders from Pfizer Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary API, nirmatrelvir, used by Pfizer in combination with the API ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. We are a party to an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. On March 31, 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue for the three and six months ended June 30, 2023. Pfizer's ability to utilize the credit under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024. The sale of CDX-616 to Pfizer had a substantial impact on our revenues in 2021 and 2022. Revenues in 2023 and in future years from our sales of CDX-616 to Pfizer and other potential customers (including sublicensees of Pfizer technology from The Medicine Patent Pool) are subject to a number of factors which are outside of our control and could reduce or eliminate our sales of CDX-616, and therefore materially and adversely affect our business, results of operations and financial conditions.
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

We recognized $0.8 million and $3.8 million under this agreement for the three and six months ended June 30, 2023, respectively, compared to $0.7 million and $2.4 million for the three and six months ended June 30, 2022, respectively. This represented 4% and 11% of our total revenues for the three and six months ended June 30, 2023, respectively, compared to 2% and 3% for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we recorded revenue of $2.2 million from sitagliptin enzyme sales that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six-month period following the end of the second quarter of 2023.
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
In October 2017, we entered into the Nestlé Strategic Collaboration Agreement (“SCA”) pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA has been extended through December 2023 with an automatic renewal through December 2024
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate discovered through our Nestlé SCA, CDX-7108, targeting EPI, into preclinical and early clinical studies. We, together with Nestlé Health Science, initiated a Phase 1 clinical trial of CDX-7108 in the fourth quarter of 2021 and on February 23, 2023, we and Nestlé Health Science announced interim results. Interim data from the proof-of-concept arm showed improved lipid absorption when patients were administered CDX-7108 versus placebo. Importantly, no notable safety issues were noted in the 48 subjects that participated in the single ascending dose and multiple ascending dose portion of the study. In July 2023, we announced plans to discontinue our development support of CDX-7108 and are in active negotiations with Nestlé Health Science to advance the program without our financial support.
Under the Nestlé SCA and the development agreement, we recognized $1.7 million and $3.6 million in research and development fees for the three and six months ended June 30, 2023, respectively, compared to $0.6 million and $1.6 million for the three and six months ended June 30, 2022, respectively.
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
We recognized $0.2 million and $0.6 million in research and development revenue for the three and six months ended June 30, 2023, respectively, compared to $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.
Strategic Collaboration and License Agreement
In March 2020, we entered into the Takeda Agreement with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”), under which we are collaborating to research and develop protein sequences for use in gene therapy products for certain diseases in accordance with each applicable program plan.
On execution of the Takeda Agreement, we received an upfront non-refundable cash payment of $8.5 million and we initiated activities under three program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency, respectively (the “Initial Programs”). In May 2021, Takeda elected to exercise its option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result we received the option exercise fee during the third quarter of 2021. We completed the research and development services relating to the fourth program with Takeda during the second quarter of 2023.
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
Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) reimbursement of research and development fees and preclinical development milestones for the Initial Programs of $12.0 million, in aggregate, and $4.0 million for the fourth program, (ii) clinical development and commercialization-based milestones, per target gene, of up to $104.0 million and (iii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits. However, Takeda recently announced that they are discontinuing development of these programs. We continue to engage in discussions with Takeda about the foregoing but we and Takeda has not terminated the Takeda Agreement as of the date of this report.
Revenue recognized relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of $0.3 million and $1.9 million for the three and six months ended June 30, 2023, respectively, compared to $1.3 million and $2.5 million for the three and six months ended June 30, 2022, respectively.
Pfizer Enzyme Supply Agreement
We are a party to the Pfizer Supply Agreement, covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. On March 31, 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue for the three and six months ended June 30, 2023. Pfizer's ability to utilize the credit under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024.

No revenue was recognized from the Pfizer Supply Agreement during the three and six months ended June 30, 2023. We recognized product revenue of $23.8 million and $45.1 million for the three and six months ended June 30, 2022, respectively, from the sale of quantities of CDX-616 to Pfizer which comprised 62% and 61% of our total revenues for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, we had $18.9 million and $24.4 million, respectively, in deferred revenue related to the $25.9 million fee received from Pfizer.
Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenues:
Product revenue	$11,048	$34,645	$(23,597)	(68)%	$19,412	$65,335	$(45,923)	(70)%
Research and development revenue	10,275	3,761	6,514	173%	14,893	8,411	6,482	77%
Total revenues	21,323	38,406	(17,083)	(44)%	34,305	73,746	(39,441)	(53)%
Costs and operating expenses:
Cost of product revenue	3,178	11,270	(8,092)	(72)%	7,698	19,791	(12,093)	(61)%
Research and development	17,334	19,089	(1,755)	(9)%	33,988	38,590	(4,602)	(12)%
Selling, general and administrative	13,365	10,656	2,709	25%	28,765	26,360	2,405	9%
Restructuring charges	72	—	72	100%	145	—	145	100%
Total costs and operating expenses	33,949	41,015	(7,066)	(17)%	70,596	84,741	(14,145)	(17)%
Loss from operations	(12,626)	(2,609)	(10,017)	384%	(36,291)	(10,995)	(25,296)	230%
Interest income	1,121	140	981	701%	2,209	182	2,027	1,114%
Other expense, net	(9)	(63)	54	(86)%	(33)	(66)	33	(50)%
Loss before income taxes	(11,514)	(2,532)	(8,982)	355%	(34,115)	(10,879)	(23,236)	214%
Provision for income taxes	9	108	(99)	(92)%	25	117	(92)	(79)%
Net loss	$(11,523)	$(2,640)	$(8,883)	336%	$(34,140)	$(10,996)	$(23,144)	210%

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
Revenues are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Product revenue	$11,048	$34,645	$(23,597)	(68)%	$19,412	$65,335	$(45,923)	(70)%
Research and development revenue	10,275	3,761	6,514	173%	14,893	8,411	6,482	77%
Total revenues	$21,323	$38,406	$(17,083)	(44)%	$34,305	$73,746	$(39,441)	(53)%

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
Total revenues decreased by $17.1 million and $39.4 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to lower product revenue, which was partially offset by higher research and development revenue.
Product revenue, decreased by $23.6 million and $45.9 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to decreased sales of CDX-616 to Pfizer. This decrease was partially offset by $2.9 million release of prior periods' product revenue deferrals during the second quarter of 2023 due to early termination of the enzyme supply obligations to a customer.
Research and development revenue increased by $6.5 million and $6.5 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher revenue from Pfizer license agreement and from Nestlé Health Science under the Nestlé SCA and development agreement, which was offset by lower research and development fees from existing collaboration agreements being recognized in 2023 as compared to the same periods in the prior year.
Cost and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense, and restructuring charges from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of product revenue	$3,178	$11,270	$(8,092)	(72)%	$7,698	$19,791	$(12,093)	(61)%
Research and development	17,334	19,089	(1,755)	(9)%	33,988	38,590	(4,602)	(12)%
Selling, general and administrative	13,365	10,656	2,709	25%	28,765	26,360	2,405	9%
Restructuring charges	72	—	72	100%	145	—	145	100%
Total costs and operating expenses	$33,949	$41,015	$(7,066)	(17)%	$70,596	$84,741	$(14,145)	(17)%

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
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Product revenue	$11,048	$34,645	$(23,597)	(68)%	$19,412	$65,335	$(45,923)	(70)%
Cost of product revenue (1)	3,178	11,270	(8,092)	(72)%	7,698	19,791	(12,093)	(61)%
Product gross profit	$7,870	$23,375	$(15,505)	(66)%	$11,714	$45,544	$(33,830)	(74)%
Product gross margin (%) (2)	71%	67%			60%	70%

(1) Cost of product revenue consist of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue decreased by $8.1 million and $12.1 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to lower volume of product sales as compared to the same periods in prior year.

Product gross margins were 71% and 60% in the three and six months ended June 30, 2023, respectively, compared to 67% and 70% in the corresponding periods in 2022 due to variability in the product mix which was partially offset by revenue recognized with no related cost in the second quarter of 2023.
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
Research and development expenses decreased by $1.8 million, or 9%, during the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to a $1.5 million decrease in costs associated with lower headcount, and $0.3 million from lower stock-based compensation costs, lower lab supply costs and lower outside services related to Chemistry, Manufacturing and Controls (“CMC”) and regulatory expenses. The decrease in research and development expenses of $4.6 million, or 12%, in the six months ended June 30, 2023, compared to the same period in 2022, was primarily due to $3.2 million decrease in costs associated with lower headcount, $0.5 million lower stock-based compensation costs and $0.7 million lower lab supply costs and lower outside services.
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
Selling, general and administrative expenses increased by $2.7 million, or 25%, during the three months ended June 30, 2023, compared to the same period in 2022 was primarily due to $1.4 million higher payroll-based expenses and $1.4 million of higher fees for outside services. The increase in selling, general and administrative expenses of $2.4 million, or 9%, in the six months ended June 30, 2023, compared to the same period in 2022 was primarily due to $2.9 million higher payroll-based expenses, partially offset by $0.9 million in lower stock-based compensation costs and lower legal fees.
Restructuring Charges

Restructuring charges consist of one-time employee severance and other termination benefits due to a workforce reduction plan that was initiated in the fourth quarter of 2022. Restructuring charges were $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.
Interest Income and Other Expense, net (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest income	$1,121	$140	$981	701%	$2,209	$182	$2,027	1,114%
Other expense, net	(9)	(63)	54	(86)%	(33)	(66)	33	(50)%
Total other income, net	$1,112	$77	$1,035	1,344%	$2,176	$116	$2,060	1,776%

Interest Income
Interest income increased by $1.0 million and $2.0 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher average interest rates on cash balances.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Provision for income taxes	$9	$108	$(99)	(92)%	$25	$117	$(92)	(79)%

The provision for income taxes for the three and six months ended June 30, 2023, was primarily for current year state income taxes and the accrual of interest and penalties on historic uncertain tax positions. The three and six months ended June 30, 2022, were primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the United States and remitted to the United States and the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for the three months ended June 30, 2023, was $11.5 million, or a net loss per basic and diluted share of $0.17. This compared to a net loss of $2.6 million, or a net loss per basic and diluted share of $0.04 for the three months ended June 30, 2022. Net loss for the six months ended June 30, 2023, was $34.1 million, or a net loss per basic and diluted share of $0.51. This compared to a net loss of $11.0 million, or a net loss per basic and diluted share of $0.17 for the six months ended June 30, 2022. The increase in net loss for both the three and six months ended June 30, 2023, was primarily related to lower product revenues from CDX-616, which was partially offset by higher research and development revenues and lower operating expenses.
RESULTS OF OPERATIONS BY SEGMENT (in thousands, except percentages):
Revenues by segment

	Three Months Ended June 30,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$11,048	$—	$11,048	$34,645	$—	$34,645	$(23,597)	(68)%	$—	—%
Research and development revenue	8,260	2,015	10,275	1,885	1,876	3,761	6,375	338%	139	7%
Total revenues	$19,308	$2,015	$21,323	$36,530	$1,876	$38,406	$(17,222)	(47)%	$139	7%

	Six Months Ended June 30,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$19,412	$—	$19,412	$65,335	$—	$65,335	$(45,923)	(70)%	$—	—%
Research and development revenue	9,382	5,511	14,893	4,294	4,117	8,411	5,088	118%	1,394	34%
Total revenues	$28,794	$5,511	$34,305	$69,629	$4,117	$73,746	$(40,835)	(59)%	$1,394	34%

Revenues from the Performance Enzymes segment decreased by $17.2 million, or 47%, for the three months ended June 30, 2023, and by $40.8 million, or 59%, for the six months ended June 30, 2023 compared to the same periods in 2022. The decrease in product revenue of $23.6 million, or 68%, in the three months ended June 30, 2023, and $45.9 million, or 70%, in the six months ended June 30, 2023, compared to the same periods in 2022, was primarily due to decreased sales of CDX-616 to Pfizer which was partially offset by $2.9 million release of prior periods' product revenue deferrals during the second quarter of 2023 due to early termination of the enzyme supply obligations to a customer. The increase in research and development revenue of $6.4 million, or 338%, for the three months ended June 30, 2023, and of $5.1 million, or 118%, in the six months ended June 30, 2023, compared to the same periods in 2022, was primarily due to higher revenue from Pfizer license agreement.
Revenues from the Novel Biotherapeutics segment increased by $0.1 million, or 7%, for the three months ended June 30, 2023 and by $1.4 million, or 34%, for the six months ended June 30, 2023 compared to the same periods in 2022, primarily due to higher research and development revenue from Nestlé Health Science under the Nestlé SCA and development agreement, which was partially offset by lower research and development fees from Takeda under the Takeda Agreement.

Costs and operating expenses by segment

	Three Months Ended June 30,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$3,178	$—	$3,178	$11,270	$—	$11,270	$(8,092)	(72)%	$—	—%
Research and development (1)	7,856	8,240	16,096	6,929	11,078	18,007	927	13%	(2,838)	(26)%
Selling, general and administrative (1)	2,032	191	2,223	3,876	680	4,556	(1,844)	(48)%	(489)	(72)%
Restructuring charges	—	72	72	—	—	—	—	—%	72	100%
Total segment costs and operating expenses	$13,066	$8,503	21,569	$22,075	$11,758	33,833	$(9,009)	(41)%	$(3,255)	(28)%
Corporate costs (2)			10,900			5,866
Unallocated depreciation and amortization			1,480			1,316
Total costs and operating expenses			$33,949			$41,015

	Six Months Ended June 30,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$7,698	$—	$7,698	$19,791	$—	$19,791	$(12,093)	(61)%	$—	—%
Research and development (1)	15,955	15,552	31,507	13,051	23,424	36,475	2,904	22%	(7,872)	(34)%
Selling, general and administrative (1)	4,830	1,142	5,972	7,416	1,400	8,816	(2,586)	(35)%	(258)	(18)%
Restructuring charges	—	145	145	—	—	—	—	—%	145	100%
Total segment costs and operating expenses	$28,483	$16,839	45,322	$40,258	$24,824	65,082	$(11,775)	(29)%	$(7,985)	(32)%
Corporate costs (2)			22,328			17,110
Unallocated depreciation and amortization			2,946			2,549
Total costs and operating expenses			$70,596			$84,741

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Corporate costs include unallocated selling, general and administrative expenses.
For a discussion of product cost of revenue, see “Results of Operations”.

Research and development expense in the Performance Enzymes segment increased by $0.9 million, or 13%, in the three months ended June 30, 2023, compared to the same period in 2022 primarily due to $3.0 million higher allocable expenses, partially offset by $2.2 million decrease in costs associated with lower headcount and lower lab supply costs. The increase in research and development expense by $2.9 million, or 22%, in the six months ended June 30, 2023, as compared to the same period in 2022 was primarily due to $6.0 million in higher allocable expenses, partially offset by $3.4 million decrease in costs associated with lower headcount and lower lab supply costs.
Selling, general and administrative expense in the Performance Enzymes segment decreased by $1.8 million, or 48%, in the three months ended June 30, 2023, and by $2.6 million, or 35%, in the six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to lower payroll-based expenses.

Research and development expense in the Novel Biotherapeutics segment decreased by $2.8 million, or 26%, in the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to $0.8 million decrease in costs associated with lower headcount and $2.2 million in lower fees related to outside services and lower allocable expenses. The decrease in research and development expenses by $7.9 million, or 34% in the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to $2.7 million decrease in costs associated with lower headcount and $5.3 million decrease in outside services related to CMC and regulatory expenses, lower lab supply costs and lower allocable expenses.
Selling, general and administrative expense in the Novel Biotherapeutics segment decreased by $0.5 million, or 72%, in the three months ended June 30, 2023 and by $0.3 million, or 18%, in the six months ended June 30, 2023, as compared to the same periods in 2022. The decrease was primarily due to lower payroll-based expenses.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks. Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, research and development expenses including costs related to the potential clinical development of our product candidates, manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. We expect our cash requirements to increase in the near term as we complete the reduction in force and restructuring that we announced in July 2023.
The following summarizes our cash and cash equivalents balance and working capital as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$92,093	$113,984
Working capital	$84,308	$113,828
Sources of Capital
In addition to our existing cash and cash equivalents and revenue generated through our existing operations, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements with Merck, Novartis and Nestlé Health Science of up to $439.0 million in the aggregate. Further, under the GSK CodeEvolver® Agreement, we have the potential to receive additional contingent payments that range from $5.8 million to $38.5 million per project. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
In addition, pursuant to the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. Subsequent to the end of the first quarter of 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue for the three months ended June 30, 2023. Pfizer's ability to utilize the credit under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024.
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

Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. During the three and six months ended June 30, 2023, 2,751,941 and 3,079,421 shares of our common stock, respectively, were issued and sold pursuant to the EDA and we received net proceeds of $6.8 million and $7.9 million, respectively. As of June 30, 2023, $41.3 million worth of shares remained available for sale under the EDA. There have been no additional sales of common stock under the EDA since the last sale occurred in June 2023. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
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
However, we may need additional capital if our current plans and assumptions change. In addition, we may choose to seek other sources of capital even if we believe we have generated sufficient cash flows to support our operating needs. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products including our ECO Synthesis™ platform, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate development of new products or services, such as our ECO Synthesis™ Platform, or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Cash Flows
The following is a summary of cash flows for six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(25,299)	$(13,367)
Net cash used in investing activities	(4,855)	(12,302)
Net cash provided by (used in) financing activities	8,275	(1,047)
Net decrease in cash, cash equivalents and restricted cash	$(21,879)	$(26,716)

Cash Flows from Operating Activities
Cash used in operating activities for the six months ended June 30, 2023 of $25.3 million consisted of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.
The $11.9 million increase in net cash used operating activities for the six months ended June 30, 2023 as compared to the same period in 2022, was primarily due to the net effect of decreases in cash received from revenue, increases in cash paid for cost of revenues and operating expenses and changes in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2023 was primarily attributable to $0.8 million for the purchase of additional shares of MAI's Series B preferred stock in March 2023 and $4.1 million for purchases of property and equipment during the period.

The $7.4 million decrease in net cash used in investing activities for the six months ended June 30, 2023 as compared to the same period in 2022, was primarily due to higher cash utilized for additional investments in equity securities and purchases of property and equipment in prior year.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2023 included $8.7 million gross proceeds from issuance of common stock and $0.4 million of proceeds from exercises of stock options, and was partially offset by $0.4 million for taxes paid related to net share settlement of equity awards.
The $9.3 million increase in net cash provided by financing activities for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to proceeds from issuance of common stock and lower cash paid on taxes related to net share settlement of equity awards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and six months ended June 30, 2023 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report on Form 10-K.
Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $92.1 million at June 30, 2023. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2023, the effect of a hypothetical 10% decrease in market interest rates would have a $0.4 million impact on a potential loss in future interest income and cash flows.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the USD declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into United States dollars. Although substantially all of our sales are denominated in United States dollars, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of June 30, 2023, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $42 thousand.
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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of June 30, 2023 at a reasonable assurance level.
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
•Biotherapeutic programs are highly regulated and expensive.
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
•We have recently enhanced our strategic focus to concentrate of certain programs and business lines. As a result of this refined focus, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
•Given our recent change in strategic direction, we may receive limited revenue or no future value from certain of our existing license agreements.
•In connection with our recently announced change in strategic direction, we are closing operations at our San Carlos office and while we are looking to sublease such space, we may ultimately be unable to do so and still be obligated to pay the balance of the lease, which is substantial.
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
•Even if our customers or collaborators obtain regulatory approval for any products utilizing our enzymes, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.
•If we or our customers fail to comply with certain healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
•We contract with third parties for the manufacturing and supply of our performance enzymes, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.
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
We have incurred net losses since our inception, including losses of $33.6 million, $21.3 million, and $24.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, and $34.1 million and $11.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $455.4 million and $421.3 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharmaceutical manufacturing business, increase sales of existing products and services, develop and commercialize our ECO Synthesis™ Platform, and or develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GSK, Merck and Novartis, provide for milestone payments, usage payments, and/or future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis™ Platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Biotherapeutic programs are highly regulated and expensive. The ability of our customers, future customers of partners, including any company developing RNAi therapeutics, to advance product candidates utilizing our products to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
Although we are no longer developing our own portfolio of biotherapeutics product candidates, we continue to develop enzyme products, including our ECO Synthesis™ Platform, that may be used by our customers, future customers or partners in connection with their biotherapeutic product candidates, The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results. In addition, drug development is highly regulated and requires areas of expertise and capital resources we do not currently possess. In order to market a biologic product in the United States, our customers, future customers or partners must undergo the following process required by the United States Food and Drug Administration (“FDA”):
•completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA's Good Laboratory Practice requirements;
•submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical studies may begin in the United States;
•approval by an independent institutional review board (“IRB”) representing each clinical site before the clinical study may be initiated at the site;
•performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety, purity and potency (or efficacy) of the product candidate for each proposed indication;
•preparation of and submission to the FDA of a Biologics License Application (“BLA”) after completion of all clinical studies;
•potential review of the product candidate by an FDA advisory committee;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the product candidate is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements; and
•FDA review and approval of a BLA prior to any commercial marketing or sale of the product in the United States.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and the results are inherently unpredictable. If our customers, future customers or partners are ultimately unable to obtain regulatory approval for their biotherapeutic product candidates utilizing our enzyme products, our business will be harmed. In addition, if we or our customers, future customers or partners fail to comply with applicable FDA or other regulatory requirements at any time during the drug development process, clinical testing, the approval process or after approval, we or they may become subject to administrative or judicial penalties, including the FDA’s refusal to approve a pending application, withdrawal of an approval, warning letters, product recalls and additional enforcement actions, any of which may have an adverse effect on our financial condition.
We are dependent on a limited number of customers.
Our current revenues are derived from a limited number of key customers. For the six months ended June 30, 2023 and 2022, customers that each individually contributed 10% or more of our total revenue accounted for 49% and 62% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.

Our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. Any such termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the six months ended June 30, 2023, we derived a majority of our product revenue from these product supply agreements.
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
Accordingly, we face risks of difficulties with, and interruptions in, performance by third party manufacturers, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. Enzyme manufacturing capacity limitations at our third-party manufacturers and manufacturing delays could negatively affect our business, reputation, results of operations and financial condition. The failure of any contract manufacturer to supply us our required volumes of enzyme on a timely basis, or to manufacture our enzymes in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand, would adversely affect our ability to sell pharmaceutical and fine and complex chemicals products, could harm our relationships with our customers or collaborators and could negatively affect our revenues and operating results. We may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, and could cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.
We currently have supply agreements in place with Lactosan, ACSD and Alphazyme. In the absence of a supply agreement, a contract manufacturer will be under no obligation to manufacture our enzymes and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our product sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing facility, it could take two years or longer before our facility is able to produce commercial volumes of our enzymes. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our customers or collaborators and could negatively affect our revenues or operating results.

We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability, and could lead to disagreements with our current or former collaborators.
Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. For example, we have ongoing collaborations and agreements with GSK, Merck and Novartis that are important to our business and financial results. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform its obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, disagreements with a collaborator could develop, and any conflict with a collaborator could lead to litigation and could reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, especially if they occur in our collaborations with GSK, Merck or Novartis, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products or grow our business or generate sufficient revenues to support our operations, we may not receive contemplated milestone payments and royalties under the collaboration, and we may be involved in litigation. Our collaboration opportunities could be harmed and our financial condition and results of operations could be negatively affected if:
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
Takeda recently confirmed that it will end research, discovery and preclinical work in certain rare disease areas that may overlap with the programs on which we collaborate. We continue to engage in discussions with Takeda about the foregoing but we and Takeda has not terminated the Takeda Agreement as of the date of this report.
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
We plan to launch new products for the pharmaceutical, biotherapeutics, diagnostics and other life science tools markets such as our ECO Synthesis™ Platform. These efforts are subject to numerous risks, including the following:
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
•the biotherapeutics products we are designing our technologies for may not receive regulatory approval or be commercially viable;
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
The biocatalysis and performance enzyme industries and each of our target markets are characterized by rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. In addition, as we enter new markets, we will face new competition and will need to adapt to competitive factors that may be different from those we face today.
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
Our ability to compete successfully in any of these markets will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Many of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. They also started developing products earlier than we did, which may allow them to establish blocking intellectual property positions or bring products to market before we can. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. As a result, our competitors may be able to develop competing and/or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. We cannot be certain that any products we develop in the future will compare favorably to products offered by our competitors or that our existing or future products will compare favorably to any new products that are developed by our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation.
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
Starting the first and second quarters of 2021, we began to receive purchase orders from Pfizer for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir. Pfizer markets, sells and distributes nirmatrelvir, in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product, which received FDA approval in May 2023 for the treatment of mild-to-moderate COVID-19 in adults who are at high risk for progression to severe COVID-19, including hospitalization or death.

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
We have investments in illiquid non-marketable equity securities acquired in private transactions. As of June 30, 2023, 10.3% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Because over 5% of our total assets consisted of non-marketable investment securities, any future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.
Ethical, legal and social concerns about genetically engineered products and processes could limit or prevent the use of our technology, products and processes and limit our revenues.
Some of our technology, products and services, such as our ECO Synthesis™ Platform, are genetically engineered or involve the use of genetically engineered products or genetic engineering technologies. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our technology, products and services may not be accepted. Any of the risks discussed below could result in increased expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies, products, or processes could be limited by the following factors:

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
We have recently enhanced our strategic focus to concentrate of certain programs and business lines. As a result of this refined focus, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we have recently focused our efforts on developing certain programs and business lines. As a result, we may forego or delay pursuit of opportunities with business opportunities that later prove to have greater commercial potential. Further our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs, such as ECO Synthesis™ Platform that is in development, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular program or business line, our business and results of operations could be harmed.
Given our recent change in strategic direction, we may receive limited revenue or no future value from certain of our existing license agreements.
While we have historically invested significant time and financial resources in the development of CDX-7108 for the treatment of exocrine pancreatic insufficiency, now included in the Nestlé Strategic Collaboration Agreement, and CDX-6114 for the treatment of hyperphenylalaninemia, now included in the Nestlé License Agreement, as well as in the development of candidates for the treatment of Fabry disease and Pompe disease, which are now included in the Takeda Agreement, we recently announced we are terminating investment in our Biotherapeutics business and in other programs. As a result, we are renegotiating these, along with other license agreements for product candidates in our Biotherapeutics business and food business. While we are working to amend these agreements or enter into new agreements in such a way that we may be able to receive future revenue or other benefits, we may be unsuccessful in doing so. As a result, it remains uncertain as to whether we will receive any value or benefit from these license agreements going forward. Further, renegotiating these agreements may be costly and could divert management attention, which could have an adverse impact on our business and results of operations.
In connection with our recently announced change in strategic direction, we are closing operations at our San Carlos office and while we are looking to sublease such space, we may ultimately be unable to do so and still be obligated to pay the balance of the lease, which is substantial.
As previously announced in July 2023, we made significant changes to our strategic direction and partially due to those changes, we have determined to cease our operations at our San Carlos site and consolidate operations from our Redwood City office. While we are actively looking to execute a sublease for our San Carlos office, such sublease will likely not cover the entire amount we owe. As a result, we are likely to incur additional rent obligations for this location. Further, we may not be able to successfully execute a sublease covering any meaningful amount, or any at all, of the outstanding lease for a variety of reasons, including many of which are outside of our control such as the office real estate market being depressed and our landlord not approving a particular subtenant. If that were to occur, we would be exposed to substantial liabilities as the remaining balance under the lease is significant. In addition, searching for a potential subtenant is time consuming and could harmfully divert management's attention from our business and operations. If we are unable to execute a sublease covering a meaningful amount of the outstanding balance, or execute a sublease at all, our results of operations could be seriously harmed.
Irrespective of our ability to execute a sublease, we anticipate we may have to incur material impairment charges in connection with such relocation due to the expected write-down of certain long-lived assets. Currently, we are not able to provide an estimate of the timing or the amount, if any, of these material impairments.

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
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our performance enzyme business, our spending to develop and commercialize new and existing enzyme products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including the ongoing commercialization of our ECO Synthesis™ Platform, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any enzyme products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies.
In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as funding the ongoing commercialization of our ECO Synthesis™ Platform, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
We have used our CodeEvolver® protein engineering technology platform to develop new products for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. While we have entered into some license agreements for products in this market, we do not know if we can successfully compete in this new market. This new market is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships.
We have also developed a newly engineered ligase designed to address sequencing challenges. These enzymes, and any additional products that we may develop in the future for this market, may not succeed in displacing current products. If we succeed in commercializing new products for this market, we may not generate significant revenues and cash flows from these activities. The failure to successfully deploy products on timely basis in this space may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.

Even if our customers, future customers or collaborators obtain regulatory approval for any products utilizing our enzymes, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.
Any products that receive FDA approval will remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals received for such products may also be subject to limitations on the approved indicated uses for which they may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance studies. For example, the holder of an approved BLA in the United States is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. In the United States, the holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Similar provisions apply in the European Union (the “EU”). Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similarly, in the EU any promotion of medicinal products is highly regulated and, depending on the specific jurisdiction involved, may require prior vetting by the competent national regulatory authority. In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the BLA or foreign marketing application.
If our customers, future customers or our collaborators or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory agency may impose restrictions relative to that product, the manufacturing facility or our customers or collaborators, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
In addition, if we or our customers or collaborators fail to comply with applicable regulatory requirements, the FDA and other regulatory authorities may:
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
•refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto);
•restrict the labeling, marketing, distribution, use or manufacturing of products;
•seize or detain products or otherwise require the withdrawal or recall of products from the market;
•refuse to approve pending applications or supplements to approved applications;
•refuse to permit the import or export of products; or
•refuse government contracts.
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may also inhibit our customers or collaborators’ ability to commercialize products and our ability to generate revenues.
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

If we or our customers fail to comply with certain healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
Our business operations and future arrangements with investigators, healthcare professionals, and consultants may expose us and our customers to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we will conduct our operations, including how we and our customers research, market, sell and distribute our product candidates, if approved. Because of the breadth of these laws and narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.
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
We will continue to file and prosecute patent applications and maintain trade secrets in an ongoing effort to protect our intellectual property rights. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated, in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications. We sometimes permit certain patents or patent applications to lapse or go abandoned under appropriate circumstances. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected, and we subsequently abandon them. It is also possible that we may develop proprietary technology, products or services in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to conduct business. In addition, any patent issued to us or to our licensor may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity or terminate the license agreement.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of June 30, 2023, we owned or controlled approximately 2,090 issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our patents and patent applications, if issued, as of June 30, 2023, have terms that expire between 2023 and approximately 2044. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our expenses and reduce the resources available for operations and research and development activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace. Furthermore, because of the substantial amount of discovery required in connection with U.S. intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
In addition to patent protection, we also rely on other intellectual property rights, including protection of copyright, trade secrets, know-how and/or other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely in part on trade secret law and contractual agreements to protect our confidential and proprietary information and processes. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties working on our behalf upon their commencement of a relationship with us. However, trade secrets and confidential information are difficult to protect and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes and we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property rights. Nevertheless, without our permission or awareness, our confidential and proprietary information may be disclosed to third parties, used by the respective individuals for purposes other than for the Company’s business, or obtained through illegal means, such that third parties could reverse engineer our biocatalysts, enzyme products and processes, to attempt to develop the same technology or develop substantially equivalent technology.
Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential and proprietary rights, and failure to protect our trade secrets could adversely affect our competitive business position. If any of our trade secrets were lawfully obtained, we may be unable to prevent them, or those to whom they communicate it, from using that technology or information to compete with us or disclosing it publicly. Therefore, these events could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share.
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
•our relationships with, and dependence on, collaborators in our principal markets;
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
•our dependence on our collaborators or customers’ product candidates which could unexpectedly fail at any stage of preclinical or clinical development;
•our dependence on our collaborators or customers’ product candidates which may lack the ability to work as intended or cause undesirable side effects;
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

In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to employees and other individuals, our confidential or proprietary information or confidential information we hold on behalf of third parties. We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. Our remediation efforts may not be successful. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have programs in place to detect, contain and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.
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
In Europe, the General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). The GDPR imposes stringent requirements for controllers and processors of personal data and provides that EEA member states may make their own additional laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR can result in fines of up to the greater of €20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. If we are required to comply with the GDPR, such compliance may be onerous and adversely affect our business, financial condition, and results of operations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the United States and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022, on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
During the three months ended June 30, 2023, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Codexis, Inc., filed with the Secretary of the State of the State of Delaware on June 14, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2023).

3.4
Amended and Restated Bylaws of Codexis, Inc. effective as of April 27, 2010 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

4.1		Reference is made to Exhibits 3.1 through 3.4.

10.1	+	Codexis, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2023).

10.2	+	Amendment to the Codexis, Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2023).

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language ("iXBRL") includes: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

	+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	August 3, 2023	By:	/s/ Stephen Dilly
Stephen Dilly President and Chief Executive Officer (principal executive officer)

Date:	August 3, 2023	By:	/s/ Sriram Ryali
Sriram Ryali Chief Financial Officer (principal financial and accounting officer)