Form 10-Q
period 2023-09-30
CODEXIS, INC.
filed 2023-11-03
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2023, there were 69,830,199 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$74,577	$113,984
Restricted cash, current	991	521
Financial assets:
Accounts receivable	11,629	31,904
Contract assets	1,936	2,116
Unbilled receivables	5,661	7,016
Total financial assets	19,226	41,036
Less: allowances	(133)	(163)
Total financial assets, net	19,093	40,873
Inventories	2,305	2,029
Prepaid expenses and other current assets	5,402	5,487
Assets held for sale	646	—
Total current assets	103,014	162,894
Restricted cash	1,062	1,521
Investment in non-marketable equity securities ($0 and $13,921 with a related party)	18,013	20,510
Right-of-use assets - Operating leases, net	13,895	39,263
Property and equipment, net	15,282	22,614
Goodwill	2,463	3,241
Other non-current assets	726	350
Total assets	$154,455	$250,393
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,098	$3,246
Accrued compensation	10,521	11,453
Other accrued liabilities	8,796	15,279
Current portion of lease obligations - Operating leases	6,764	5,360
Deferred revenue	9,236	13,728
Total current liabilities	38,415	49,066
Deferred revenue, net of current portion	10,100	16,881
Long-term lease obligations - Operating leases	13,215	38,278
Other long-term liabilities	1,219	1,371
Total liabilities	62,949	105,596
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 69,827 shares and 65,811 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	581,838	566,081
Accumulated deficit	(490,338)	(421,290)
Total stockholders' equity	91,506	144,797
Total liabilities and stockholders' equity	$154,455	$250,393

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenue ($0, $215, $0, and $358 from a related party)	$5,395	$28,042	$24,807	$93,376
Research and development revenue ($0, $1,000, $0, and $1,245 from a related party)	3,882	6,428	18,775	14,839
Total revenues	9,277	34,470	43,582	108,215
Costs and operating expenses:
Cost of product revenue	2,249	9,786	9,947	29,577
Research and development	13,662	21,821	47,651	60,410
Selling, general and administrative	12,302	13,499	41,066	39,859
Restructuring charges	3,140	—	3,284	—
Asset impairment and other charges	9,984	—	9,984	—
Total costs and operating expenses	41,337	45,106	111,932	129,846
Loss from operations	(32,060)	(10,636)	(68,350)	(21,631)
Interest income	1,056	436	3,266	618
Other income (expense), net	(3,895)	216	(3,930)	150
Loss before income taxes	(34,899)	(9,984)	(69,014)	(20,863)
Provision for income taxes	9	8	34	125
Net loss	$(34,908)	$(9,992)	$(69,048)	$(20,988)

Net loss per share, basic and diluted	$(0.50)	$(0.15)	$(1.02)	$(0.32)
Weighted average common stock shares used in computing net loss per share, basic and diluted	69,466	65,426	67,670	65,271

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2023	Shares	Amount
Balance as of July 1, 2023	69,804	$6	$579,555	$(455,430)	$124,131
Release of stock awards	23	—	—	—	—
Employee stock-based compensation	—	—	2,283	—	2,283
Net loss	—	—	—	(34,908)	(34,908)
Balance as of September 30, 2023	69,827	$6	$581,838	$(490,338)	$91,506

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2022	Shares	Amount
Balance as of July 1, 2022	65,494	$6	$558,147	$(398,694)	$159,459
Exercise of stock options	77	—	180	—	180
Release of stock awards	47	—	—	—	—
Employee stock-based compensation	—	—	4,516	—	4,516
Non-employee stock-based compensation	—	—	15	—	15
Taxes paid related to net share settlement of equity awards	(5)	—	(47)	—	(47)
Net loss	—	—	—	(9,992)	(9,992)
Balance as of September 30, 2022	65,613	$6	$562,811	$(408,686)	$154,131

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2023	Shares	Amount
Balance as of January 1, 2023	65,811	$6	$566,081	$(421,290)	$144,797
Exercise of stock options	214	—	422	—	422
Release of stock awards	787	—	—	—	—
Employee stock-based compensation	—	—	7,808	—	7,808
Issuance of common stock, net of issuance costs of $721	3,080	—	7,931	—	7,931
Taxes paid related to net share settlement of equity awards	(65)	—	(404)	—	(404)
Net loss	—	—	—	(69,048)	(69,048)
Balance as of September 30, 2023	69,827	$6	$581,838	$(490,338)	$91,506

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2022	Shares	Amount
Balance as of January 1, 2022	65,109	$6	$552,083	$(387,698)	$164,391
Exercise of stock options	252	—	612	—	612
Release of stock awards	332	—	—	—	—
Employee stock-based compensation	—	—	11,467	—	11,467
Non-employee stock-based compensation	—	—	133	—	133
Taxes paid related to net share settlement of equity awards	(80)	—	(1,484)	—	(1,484)
Net loss	—	—	—	(20,988)	(20,988)
Balance as of September 30, 2022	65,613	$6	$562,811	$(408,686)	$154,131

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(69,048)	$(20,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,302	3,961
Amortization expense - right-of-use assets - operating and finance leases	3,647	3,618
Stock-based compensation	7,808	11,600
Provision (recovery) for credit losses	—	(307)
Equity securities earned from research and development activities ($0 and $1,245 from a related party)	(187)	(1,245)
Unrealized gain on non-marketable securities	—	(208)
Asset impairment and other charges	9,984	—
Impairment of investment in non-marketable equity securities	3,875	—
Other non-cash items	(3)	(29)
Changes in operating assets and liabilities:
Financial assets	21,580	8,184
Inventories	(276)	(463)
Prepaid expenses and other assets	(252)	429
Accounts payable	(105)	(351)
Accrued compensation and other accrued liabilities	(7,269)	2,279
Other long-term liabilities	(4,384)	(3,863)
Deferred revenue	(11,273)	3,750
Net cash provided by (used in) operating activities	(41,601)	6,367
Investing activities:
Purchase of property and equipment	(4,798)	(8,340)
Proceeds from sale of property and equipment	27	29
Investment in non-marketable securities	(1,191)	(5,300)
Net cash used in investing activities	(5,962)	(13,611)
Financing activities:
Proceeds from exercises of stock options	422	612
Proceeds from issuance of common stock in connection with public offering	8,652	—
Costs incurred in connection with issuance of common stock at public offering	(503)	(42)
Taxes paid related to net share settlement of equity awards	(404)	(1,484)
Net cash provided by (used in) financing activities	8,167	(914)
Net decrease in cash, cash equivalents and restricted cash	(39,396)	(8,158)
Cash, cash equivalents and restricted cash at the beginning of the period	116,026	118,895
Cash, cash equivalents and restricted cash at the end of the period	$76,630	$110,737

Supplemental disclosure of cash flow information:
Interest paid	$28	$22
Income taxes paid	$193	$100
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$159	$128

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of September 30, 2023 and 2022 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2023	2022
Cash and cash equivalents	$74,577	$108,689
Restricted cash, current and non-current	2,053	2,048
Total cash, cash equivalents and restricted cash	$76,630	$110,737

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
As of September 30, 2023, we reported our financial results based on two reportable segments: Performance Enzymes and Novel Biotherapeutics. Our Performance Enzymes business consists primarily of two focus areas: i) biocatalysts for the enzymatic manufacturing of pharmaceuticals and ii) enzymes for life science applications, including genomic sequencing and nucleic acid synthesis. Our Novel Biotherapeutics business includes product candidates in clinical and preclinical development. The segment information aligns with how the chief operating decision maker (“CODM”), who is our Chief Executive Officer (“CEO”), reviews and manages the business. In July 2023, we announced a restructuring of our business and that we are discontinuing investment in certain development programs, primarily in Novel Biotherapeutics.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2022.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2023, results of our operations for the three and nine months ended September 30, 2023 and 2022, changes in stockholders' equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
The unaudited condensed consolidated financial statements include the accounts of Codexis, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly assess these estimates which primarily affect revenue recognition, deferred revenue, inventories, valuation of equity investments, valuation of assets held for sale, goodwill arising out of business acquisitions, accrued liabilities, stock awards, and the valuation allowances associated with deferred tax assets. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Impairment of Long-Lived Assets
We evaluate the carrying values of long-lived assets, which include property and equipment and right-of-use assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measure by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For additional information on the impairment charge recorded in the three and nine months ended September 30, 2023, see Note 7, “Balance Sheets Details” and Note 10, “Commitments and Contingencies.”
Assets Held For Sale
The Company classifies assets as held for sale when the following conditions are met: (i) management has committed to a plan to sell, (ii) the assets are available for immediate sale in their present condition, (iii) the Company has initiated an active program to identify a buyer, (iv) it is probable that a sale will occur within one year, (v) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (vi) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately in the consolidated balance sheet as held for sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held for sale. For additional information, see Note 15, “Assets Held For Sale.”
Accounting Pronouncements
Recently adopted accounting pronouncements or recently issued accounting pronouncements not yet adopted
There were no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2023, that are of significance or potential significance to us.
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
Segment information is as follows (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$5,395	$—	$5,395	$28,042	$—	$28,042
Research and development revenue	3,315	567	3,882	3,104	3,324	6,428
Total revenues	$8,710	$567	$9,277	$31,146	$3,324	$34,470

Primary geographical markets:
Americas	$4,278	$—	$4,278	$3,654	$1,168	$4,822
EMEA	2,624	567	3,191	3,831	2,156	5,987
APAC	1,808	—	1,808	23,661	—	23,661
Total revenues	$8,710	$567	$9,277	$31,146	$3,324	$34,470

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Major products and service:
Product revenue	$24,807	$—	$24,807	$93,376	$—	$93,376
Research and development revenue	12,696	6,079	18,775	7,398	7,441	14,839
Total revenues	$37,503	$6,079	$43,582	$100,774	$7,441	$108,215

Primary geographical markets:
Americas	$8,865	$1,933	$10,798	$8,514	$3,653	$12,167
EMEA	10,484	4,146	14,630	11,017	3,788	14,805
APAC	18,154	—	18,154	81,243	—	81,243
Total revenues	$37,503	$6,079	$43,582	$100,774	$7,441	$108,215

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	September 30, 2023	December 31, 2022
Contract assets	$1,936	$2,116
Unbilled receivables	$5,661	$7,016
Contract costs	$—	$19
Contract liabilities: deferred revenue	$19,336	$30,609

We had no asset impairment charges related to financial assets in the three and nine months ended September 30, 2023 and 2022.
The decrease in contract assets was primarily due to decreases in product revenue from contracts subject to over time revenue recognition. The decrease in unbilled receivables was primarily due to the timing of billings. The decrease in deferred revenue was primarily due to timing of recognition of revenue, including the $2.9 million release of prior periods' product revenue deferrals during the second quarter of 2023 due to early termination of the enzyme supply obligations to a customer.
We recognized the following revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue recognized in the period for:	2023	2022	2023	2022
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$1,303	$889	$9,111	$1,694
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	1,018	495	4,238	365
Performance obligations satisfied from new activities in the period - contract revenue	6,956	33,086	30,233	106,156
Total revenues	$9,277	$34,470	$43,582	$108,215

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2023.

The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of September 30, 2023 (in thousands):

	Remainder of 2023	2024	2025	2026 and Thereafter	Total
Product revenue	$8,446	$9,590	$140	$500	$18,676
Research and development revenue	660	—	—	—	660
Total revenues	$9,106	$9,590	$140	$500	$19,336

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares issuable under the Equity Incentive Plan	8,873	6,604	8,873	6,604
Note 5. Investments in Non-Marketable Securities
Non-Marketable Equity Securities
In March 2023, we purchased an additional 985,545 shares of Series B preferred stock for $0.8 million in Molecular Assemblies, Inc. (“MAI”), a privately held life sciences company. As of September 30, 2023, we held an aggregate of 19,277,914 shares of MAI's Series A and B preferred stock that we have earned or purchased from MAI. See Note 11 “Related Party Transactions” for additional information on our investment in MAI.
In March 2022, we entered into a Stock Purchase Agreement with seqWell, Inc. (“seqWell”), a privately held life sciences company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million. In March 2023, we entered into a Master Collaboration Agreement and Research Agreement with seqWell (the “seqWell Agreement”), pursuant to which we are providing research and experimental screening and protein engineering activities in exchange for compensation in the form of additional shares of seqWell's common stock. In addition to our initial equity investment and the shares we have received under the seqWell Agreement, in September 2023, we purchased an additional 88,256 shares of seqWell's Series C-1 preferred stock and 44,128 common stock warrants for $0.4 million. We received 65,982 and 179,897 shares of seqWell's common stock from research and development services with seqWell and we recognized $69 thousand and $187 thousand in research and development revenue from these services during the three and nine months ended September 30, 2023, respectively.
We own 207,070 shares of Series B-2 preferred stock of Arzeda Corp. (“Arzeda”), an early-stage computational protein design company.

Our non-marketable equity securities are investments in privately held companies without readily determinable market value and primarily relate to our investments in MAI, seqWell and Arzeda. These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy when we estimate the fair value of these investments using the observable transaction price paid by third party investors for the same or similar security of the same issuers. The fair value of non-marketable equity securities are classified within Level 3 when we estimate fair value using unobservable inputs such as when we remeasure due to impairment and we use discount rates, market data of comparable companies, and rights and obligations of the securities the Company holds, among others. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other expense, net in the unaudited condensed consolidated statements of operations.
For the three months ended September 30, 2023, we recognized an impairment charge of $3.9 million and included this as adjustment to the carrying value of our investments in seqWell and Arzeda. This adjustment, which is presented within other income (expense), net in the condensed consolidated statements of operations, is related to the write-down of the carrying value of our investments in seqWell by $3.0 million and in Arzeda by $0.9 million to its estimated fair values as determined based on valuation methods using the recent transaction price of similar preferred stock securities issued by the investees and adjusted for the rights and obligations of the preferred stock securities the Company holds. For the three months ended September 30, 2022, we recognized a $0.2 million unrealized gain and included as adjustment to the carrying value of our investment in MAI, for the remeasurement of the additional 1,587,049 shares of Series B preferred stock received as milestone payment during the three months ended September 30, 2022 based on the latest observed transaction price of MAI's preferred stock. There was no remeasurement event for our investments in other non-marketable equity securities that occurred during the three and nine months ended September 30, 2023 and 2022. We recognized no realized gains or losses during the three and nine months ended September 30, 2023 and 2022.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	September 30, 2023	December 31, 2022
MAI	$14,671	$13,921
seqWell	2,598	5,000
Arzeda	444	1,289
Other investments in non-marketable equity securities	300	300
Total non-marketable equity securities	$18,013	$20,510

Note 6. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$65,585	$—	$—	$65,585

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$77,309	$—	$—	$77,309

During the three and nine months ended September 30, 2023 and 2022, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.
The investments in non-marketable securities that have been remeasured due to an observable event or impairment are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods which may include a combination of the observable transaction price at the transaction date and other unobservable inputs including rights and obligations of the investments we hold. For additional information, see Note 5, “Investments in Non-Marketable Securities.”

As of September 30, 2023, the Company had classified $0.6 million of laboratory equipment, net of accumulated depreciation, that it intends to sell within the next quarter and that meets the held for sale criteria, to assets held for sale in the condensed consolidated balance sheet. The estimated fair values (Level 2 fair value measurements) were determined based on the quoted proceeds from the sale of these assets less costs to sell. For additional information, see Note 15, “Assets Held For Sale.”
Note 7. Balance Sheets Details
Cash Equivalents
Cash equivalents as of September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds (1)	$65,585	$65,585	$77,309	$77,309

(1) Money market funds are classified in cash and cash equivalents on our unaudited condensed consolidated balance sheets. Average contractual maturities (in days) is not applicable.
As of September 30, 2023, the total cash and cash equivalents balance of $74.6 million consisted of money market funds of $65.6 million and cash of $9.0 million held with major financial institutions. As of December 31, 2022, the total cash and cash equivalents balance of $114.0 million consisted of money market funds of $77.3 million and cash of $36.7 million held with major financial institutions.
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$108	$108
Work-in-process	—	91
Finished goods	2,197	1,830
Total Inventories	$2,305	$2,029

Inventories are recorded net of reserves of $1.4 million as of September 30, 2023 and December 31, 2022.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$36,376	$39,679
Leasehold improvements	11,750	16,633
Computer equipment and software	3,096	3,039
Office equipment and furniture	1,366	1,345
Construction in progress	1,781	1,739
Property and equipment	54,369	62,435
Less: accumulated depreciation and amortization	(39,087)	(39,821)
Property and equipment, net	$15,282	$22,614

During the three and nine months ended September 30, 2023, the Company recorded a non-cash impairment charge of $4.7 million associated with the San Carlos facility leasehold improvements. For additional information, see Note 10, “Commitments and Contingencies.”

As of September 30, 2023, the Company had classified $2.1 million of laboratory equipment, net of accumulated depreciation, that it intends to sell within the next quarter and that meets the held for sale criteria, to assets held for sale. The Company determined that the carrying value of the assets held for sale exceeds fair value less costs to sell, which resulted in a write-down of $1.5 million, presented within the asset impairment and other charges line item in the condensed consolidated statements of operations, for the quarter ended September 30, 2023. As of September 30, 2023, the Company has presented $0.6 million of assets held for sale in the condensed consolidated balance sheet. For additional information, see Note 15, “Assets Held For Sale.”
Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$1,357	$1,405	$4,302	$3,961

Goodwill
Goodwill
Balance at January 1, 2023	$3,241
Impairment	(778)
Balance at September 30, 2023	$2,463

Goodwill was allocated to each of the Company's reporting units. In July 2023, we announced a restructuring of our business and that we are discontinuing investment in certain development programs, primarily in Novel Biotherapeutics. As a result of this plan, the Company determined that a triggering event had occurred that required an interim goodwill impairment test during the third quarter of 2023. Based on the results of the impairment evaluation, the Company determined that the goodwill within the Novel Biotherapeutics reporting unit was impaired, which resulted in a non-cash impairment charge of $0.8 million to write off all of the associated goodwill. The impairment charge is recorded within the asset impairment and other charges in the condensed consolidated statements of operation for the three and nine months ended September 30, 2023. Goodwill had a carrying value of $2.5 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued professional and outside service fees	$5,149	$3,495
Accrued purchases	2,644	10,852
Other	1,003	932
Total other accrued liabilities	$8,796	$15,279

Note 8. Stock-based Compensation
Equity Incentive Plans
In January 2023, our board of directors (the “Board”) approved the 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”) which provides for the grant of non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards, other stock awards and dividend equivalents to eligible employees with respect to an aggregate of up to 2,000,000 shares of our common stock. In June 2023, the 2022 Inducement Plan was terminated upon the approval of an amendment to the Company's 2019 Incentive Award Plan (the “2019 Plan”) at the 2023 annual meeting of the Company's stockholders (the “Annual Meeting”).

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
The number of shares of our common stock that were initially available for issuance under the 2019 Plan is equal to the sum of (i) 7,897,144 shares, and (ii) any shares subject to awards granted under the 2010 Plan that were outstanding as of April 22, 2019 and thereafter terminate, expire, lapse or are forfeited. In June 2019, 8.1 million shares authorized for issuance under the 2019 Plan were registered under the Securities Act of 1933, as amended (the “Securities Act”). In April 2023, the Board approved an amendment to the 2019 Plan (the “2019 Amended Plan”) which became effective upon stockholders' approval at the Annual Meeting in June 2023. The 2019 Amended Plan included the (i) increase in the number of shares available by 8,000,000 shares, such that an aggregate of 15,897,144 shares are reserved for issuance under the 2019 Amended Plan and any shares subject to awards granted under the 2010 Plan, and (ii) increase in the number of shares that may be granted as incentive stock options under the 2019 Amended Plan such that an aggregate of 22,000,000 shares of common stock may be granted as incentive stock options under the 2019 Amended Plan.
Employee Stock Purchase Plan
In April 2023, the Board approved an employee stock purchase plan (the “ESPP”) which became effective upon approval at the Annual Meeting in June 2023 of the Company's stockholders. The ESPP allows eligible employees of the Company to purchase shares of our common stock through payroll deductions over 24-month offering periods. The per share purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date. Participant purchases are limited to a maximum of $25,000 of fair value of our stock per calendar year. The Company is authorized to grant up to 2,000,000 shares of common stock under the ESPP. As of September 30, 2023, the Company had not issued any shares of common stock nor recognized any stock-based compensation expenses related to the ESPP.
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

Performance-contingent Restricted Stock Units ("PSUs") and Performance Based Options ("PBOs")
In prior years, the compensation committee of the Board approved grants of PBOs and PSUs to our executives, and solely in respect of non-executive employees, delegated to our CEO the authority to approve grants of PSUs. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences. Once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement, as determined by the compensation committee of the Board, and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to half the number of PSUs granted and one-quarter the number of shares underlying the PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to the number of PSUs granted and half of the shares underlying the PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the PSUs would be equal to two times the number of PSUs granted and equal to the number of PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the PSUs and PBOs or between the target level and superior levels for the PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the PSUs and PBOs.
No PSUs and PBOs were granted during the nine months ended September 30, 2023. In 2022, we awarded PSUs ("2022 PSUs") and PBOs ("2022 PBOs"), each of which commence vesting based upon the achievement of various weighted performance goals, including finance and corporate strategy, performance enzymes and biotherapeutics deliverables, research plans, and organizational development. In the first quarter of 2023, the compensation committee of the Board determined that the 2022 PSUs and 2022 PBOs performance goals had been achieved at 85% and 42.5% of the target level, respectively, and recognized stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2022 PSUs and PBOs vested in the first quarter of 2023 and 50% of the shares underlying the 2022 PSUs and PBOs will vest in the first quarter of 2024, in each case, subject to the recipient’s continued service on each vesting date.
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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product revenue	$60	$124	$272	$367
Research and development	450	1,045	1,978	3,110
Selling, general and administrative	1,773	3,362	5,558	8,123
Total	$2,283	$4,531	$7,808	$11,600

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$1,017	$1,679	$3,035	$3,279
RSUs and RSAs	942	1,290	3,441	3,785
PSUs	292	965	1,408	2,279
PBOs	32	597	(76)	2,257
Total	$2,283	$4,531	$7,808	$11,600
As of September 30, 2023, unrecognized stock-based compensation expense, net of expected forfeitures, was $9.4 million related to unvested stock options, $6.0 million related to unvested RSUs and RSAs, $0.5 million related to unvested PSUs, and $0.1 million related to unvested PBOs based on current estimates of the level of achievement. Stock-based compensation expense for these awards will be recognized through 2027.
Note 9. Capital Stock
Exercise of Options
For the nine months ended September 30, 2023 and September 30, 2022, we issued 214,284 and 252,100 shares, respectively, upon option exercises at a weighted-average exercise price of $1.97 and $2.43 per share, respectively, with net cash proceeds of $0.4 million and $0.6 million, respectively.
Equity Distribution Agreement
In May 2021, we filed a Registration Statement on Form S-3 with the SEC, that automatically became effective upon its filing, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. On February 27, 2023, we filed a post-effective amendment to that Registration on Form S-3. Pursuant to that post-effective amendment, we registered an aggregate $200.0 million of securities. In May 2021, we entered into an Equity Distribution Agreement ("EDA") with Piper Sandler & Co ("PSC"), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act.
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
No shares of our common stock were issued and sold under the EDA during the three months ended September 30, 2023. During the nine months ended September 30, 2023, 3,079,421 shares of our common stock were issued and sold pursuant to the EDA. During the nine months ended September 30, 2023, we received gross proceeds of $8.7 million or $7.9 million in net proceeds after PSC's commissions and direct offering expenses of $0.7 million. As of September 30, 2023, $41.3 million of shares remained available for sale under the EDA. During the three and nine months ended September 30, 2022, no shares of our common stock were issued pursuant to the EDA.

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
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of September 30, 2023 and December 31, 2022, and are recorded as non-current restricted cash on the unaudited condensed consolidated balance sheets.
In January 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC ("ARE") to lease a portion of a facility consisting of approximately 36,593 rentable square feet in San Carlos, California to serve as additional office and research and development laboratory space (the "San Carlos Space"). The lease has a 10-year term from the lease commencement date of November 30, 2021 with one option to extend the term for an additional period of 5 years.
In July 2023, we announced our plan to consolidate operations from our San Carlos facility to our headquarters in Redwood City. On September 1, 2023, the Company entered into an Assignment and Assumption of Lease (the “Assignment Agreement”) with Vaxcyte, Inc. (“Vaxcyte”), pursuant to which the Company agreed to assign to Vaxcyte, and Vaxcyte agreed to assume from the Company, all of the Company’s right, title and interest in, under and to the San Carlos Space and the Lease Agreement, dated as of January 29, 2021. On September 6, 2023, the Company, Vaxcyte and ARE entered into a Consent to Assignment and First Amendment (the “Consent”) pursuant to which ARE consented to the Assignment Agreement and the assignment by the Company and the assumption by Vaxcyte of the Company’s interest as tenant in the lease and agreed to release the Company from all of its obligations under the lease that accrue from and after the assignment, and following the assignment, to return the Company's security deposit of approximately $0.5 million provided to ARE in the form of a letter of credit. Under the Assignment Agreement, the Company will prepay to ARE (i) the base rent, as defined in the lease agreement, with respect to the three-month period commencing on the date of the assignment and (ii) certain amounts payable to ARE in connection with tenant improvements completed by ARE pursuant to the lease, which amounted to $3.1 million. In connection with the Consent, ARE agreed that neither the Company nor Vaxcyte will be required to remove any existing alterations or improvements to the San Carlos Space. The effective date of the assignment was October 1, 2023, which under the terms of the Assignment Agreement was the earlier of (i) the date Vaxcyte occupies the San Carlos Space for the operation of business or (ii) the date the Company vacated and decommissioned the San Carlos Space and certain other customary conditions were satisfied. We have provided ARE with a $0.5 million security deposit in the form of a letter of credit which we expected to be released in the fourth quarter of 2023 following the effectiveness of the lease assignment in October 1, 2023 and which is recorded as current restricted cash on the condensed consolidated balance sheet.
As a result of the Assignment Agreement, the Company remeasured the lease obligation for the San Carlos Space as $3.1 million, or the present value of the remaining lease payments, which consist of the remaining rent through the effectiveness of the lease assignment and certain amounts payable to ARE pursuant to the Assignment Agreement, and wrote off the remaining lease liability of $19.6 million and the corresponding right of use asset balance. Simultaneously, the Company determined that indicators of impairment existed because the lease assignment will impact the utilization of the related right of use assets and leasehold improvements in the San Carlos Space, and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these assets. As there were no substantial future cash inflows associated with these assets, the carrying values of these assets were deemed unrecoverable. As a result, the Company recognized a non-cash impairment charge of $7.7 million, of which $4.7 million is related to leasehold improvements and $3.0 million for the right of use assets, presented within the asset impairment and other charges line item in the condensed consolidated statements of operations, for the three and nine months ended September 30, 2023.

The tables below tables below show the balance of right-of-use assets and lease obligations as of January 1, 2023 and the balance as of September 30, 2023, including the changes during the period (in thousands):

Right-of-use Assets - Operating Lease, net
Right-of-use assets - Operating leases, net, at January 1, 2023	$39,263
Amortization of right-of-use assets	(3,647)
Additions	898
Remeasurement due to lease modification	(19,622)
Impairment	(2,997)
Right-of-use assets - Operating leases, net, at September 30, 2023	$13,895

Lease Obligations - Operating Leases
Lease obligations - Operating leases, net, at January 1, 2023	$43,638
Lease payments	(5,668)
Interest accretion	1,631
Remeasurement due to lease modification	(19,622)
Lease obligations - Operating leases, net, at September 30, 2023	$19,979

We are required to restore certain areas of the Redwood City facility that we are renting to its original form. We are expensing the asset retirement obligation over the term of the Redwood City lease. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.3 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively, which are included in other liabilities on the unaudited condensed consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the three and nine months ended September 30, 2023 and 2022.
Lease and other information
Lease costs, amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease costs	$—	$—	$—	$18
Operating lease costs	1,618	1,831	5,278	5,491
Short-term lease costs (1)	—	—	—	40
Total lease costs (2)	$1,618	$1,831	$5,278	$5,549

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	3.4 years
Weighted-average discount rate	6.7%

	Nine Months Ended September 30,
Cash paid (in thousands):	2023	2022
Operating cash flows from operating leases	$5,668	$4,658

As of September 30, 2023, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases were as follows (in thousands):

Years Ending December 31,	Operating Leases
2023 (remaining 3 months)	$4,229
2024	4,727
2025	4,868
2026	5,014
2027	2,533
Thereafter	1,078
Total minimum lease payments	22,449
Less: imputed interest	2,470
Lease obligations	$19,979

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets:
Current portion of lease obligations - Operating leases	$6,764
Long-term lease obligations - Operating leases	13,215
Total operating lease liabilities	$19,979

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

	Payments Due by Period
	Total	2023 (Remaining 3 Months)	2024 and Thereafter
Facility maintenance agreement	$1,084	$1,039	$45
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
Revenues recognized from transactions with MAI in the three and nine months ended September 30, 2023, and subsequent to the related party period which ended in August 2022, are included in the condensed consolidated statement of operations. We recognized $1.0 million and $1.2 million in research and development revenue from transactions with MAI in the three and nine months ended September 30, 2022, respectively, and we recognized $0.2 million and $0.4 million in product revenue from transactions with MAI in the three and nine months ended September 30, 2022, respectively, during the related party period.
Note 12. Segment, Geographical and Other Revenue Information
Segment Information
As of September 30, 2023, we managed our business as two business segments: Performance Enzymes and Novel Biotherapeutics. Our business segments are primarily based on our organizational structure and our operating results as used by our CODM in assessing performance and allocating resources for the Company. In July 2023, we announced a restructuring of our business and that we are discontinuing investment in certain development programs, primarily in Novel Biotherapeutics.
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

The following table provides financial information by our reportable business segments along with a reconciliation to consolidated loss before income taxes (in thousands):

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$5,395	$—	$5,395	$28,042	$—	$28,042
Research and development revenue	3,315	567	3,882	3,104	3,324	6,428
Total revenues	8,710	567	9,277	31,146	3,324	34,470
Costs and operating expenses:
Cost of product revenue	2,249	—	2,249	9,786	—	9,786
Research and development (1)	8,146	4,377	12,523	6,782	13,855	20,637
Selling, general and administrative (1)	1,748	386	2,134	3,791	888	4,679
Restructuring charges	1,182	1,217	2,399	—	—	—
Asset impairment and other charges (2)	—	778	778	—	—	—
Total segment costs and operating expenses	13,325	6,758	20,083	20,359	14,743	35,102
Income (loss) from operations	$(4,615)	$(6,191)	(10,806)	$10,787	$(11,419)	(632)
Corporate costs (3)			(22,736)			(7,947)
Unallocated depreciation and amortization			(1,357)			(1,405)
Loss before income taxes			$(34,899)			$(9,984)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total
Revenues:
Product revenue	$24,807	$—	$24,807	$93,376	$—	$93,376
Research and development revenue	12,696	6,079	18,775	7,398	7,441	14,839
Total revenues	37,503	6,079	43,582	100,774	7,441	108,215
Costs and operating expenses:
Cost of product revenue	9,947	—	9,947	29,577	—	29,577
Research and development (1)	24,100	19,929	44,029	19,833	37,279	57,112
Selling, general and administrative (1)	6,578	1,528	8,106	11,208	2,288	13,496
Restructuring charges	1,182	1,362	2,544	—	—	—
Asset impairment and other charges (2)	—	778	778	—	—	—
Total segment costs and operating expenses	41,807	23,597	65,404	60,618	39,567	100,185
Income (loss) from operations	$(4,304)	$(17,518)	(21,822)	$40,156	$(32,126)	8,030
Corporate costs (3)			(42,890)			(24,940)
Unallocated depreciation and amortization			(4,302)			(3,953)
Loss before income taxes			$(69,014)			$(20,863)

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Impairment charge of $0.8 million is related to the goodwill allocated to the Novel Biotherapeutics segment.
(3) Corporate costs include unallocated selling, general and administrative expenses, unallocated asset impairment and restructuring charges, interest income, and other income (expense), net.

The following table provides stock-based compensation expense included in loss from operations (in thousands):

	Three Months Ended September 30,
	2023				2022
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$903	$(235)	$1,615	$2,283	$1,593	$414	$2,524	$4,531

	Nine Months Ended September 30,
	2023				2022
	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total	Performance Enzymes	Novel Biotherapeutics	Corporate cost	Total
Stock-based compensation	$2,861	$98	$4,849	$7,808	$4,776	$1,182	$5,642	$11,600

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	20%	*	*	*
Customer B	*	39%	15%	54%
Customer C	*	13%	*	*
Customer D	*	*	10%	*
Customer E	*	*	10%	*
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	September 30, 2023	December 31, 2022
Customer B	*	53%
Customer D	15%	*
Customer E	*	10%
Customer F	38%	*
Customer G	17%	*
* Percentage was less than 10%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Americas	$4,278	$4,822	$10,798	$12,167
EMEA	3,191	5,987	14,630	14,805
APAC	1,808	23,661	18,154	81,243
Total revenues	$9,277	$34,470	$43,582	$108,215

Identifiable long-lived assets by location was as follows (in thousands):

	September 30, 2023	December 31, 2022
United States	$29,177	$61,877

Identifiable goodwill by reporting unit was as follows (in thousands):

	Performance Enzymes	Novel Biotherapeutics	Total
Goodwill at January 1, 2023	$2,463	$778	$3,241
Impairment	—	(778)	(778)
Goodwill at September 30, 2023	$2,463	$—	$2,463

For additional information on the goodwill impairment, see Note 7, “Balance Sheet Details.”
Note 13. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$133	$109	$163	$416
Provision for credit losses	—	—	—	—
Write-offs	—	—	(30)	(257)
Adjustment to the existing allowance	—	—	—	(50)
Balance at end of period	$133	$109	$133	$109

The following tables summarize accounts receivable by aging category (in thousands):

	September 30, 2023
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$6,835	$4,690	$22	$82	$4,794	$11,629

	December 31, 2022
	Current	31-60 Days	61-90 Days	91 Days and over	Total over 31 Days	Total balance
Accounts receivable	$28,896	$1,747	$469	$792	$3,008	$31,904

Note 14. Restructuring Charges
In July 2023, in alignment with our enhanced strategic focus, we announced a restructuring of our business, including a plan for a workforce reduction of approximately 25%. During the three and nine months ended September 30, 2023, we recorded a restructuring charge of $3.1 million related to severance and related benefit costs. As of September 30, 2023, we have accrued $1.9 million as a current liability within accrued compensation on our condensed consolidated balance sheets, which is expected to be paid in the fourth quarter of 2023. We do not expect to record any significant future charges related to the restructuring plan.
In November 2022, we announced a plan for a workforce reduction of approximately 18% to realign and optimize our workforce requirements in alignment with our refined corporate strategy. The plan was substantially completed in December 2022 and severance costs were paid through the third quarter of 2023. During the three and nine months ended September 30, 2023, we recorded additional restructuring charges of nil and $0.2 million, respectively, related to severance, bonus and other termination benefits in connection with the workforce reduction announced in November 2022. We do not expect to record any future charges related to the restructuring plan initiated in 2022.

Note 15. Assets Held For Sale
In July 2023, we announced our plan to consolidate operations from our San Carlos facility to our headquarters in Redwood City. As part of this plan, we entered into agreements to sell certain laboratory equipment located in our San Carlos facility through an asset auction and as part of the lease assignment of the San Carlos Space to Vaxcyte (see further discussion at Note 10, “Commitments and Contingencies”). The fixed assets that will be sold as part of this transaction met the assets held for sale criteria and were reclassified to assets held for sale as of September 30, 2023. The Company determined that the carrying value of the assets held for sale exceeds fair value less costs to sell, which resulted in a write-down of $1.5 million, presented within the asset impairment and other charges line item in the condensed consolidated statements of operations, for the quarter ended September 30, 2023. As of September 30, 2023, the Company has presented $0.6 million of fixed assets expected to be sold during the fourth quarter of 2023 as a current asset under the caption of “assets held for sale” in the accompanying condensed consolidated balance sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023 (the “Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A: “Risk Factors” of our Annual Report, as incorporated herein and referenced in Part II, Item 1A: “Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We are a leading enzyme engineering company leveraging our proprietary CodeEvolver® technology platform to discover, develop, enhance, and commercialize novel, high performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. The capacity to enhance the properties and performance of enzymes has led to pivotal improvements across three healthcare industry pillars: pharmaceutical manufacturing, life sciences, and biotherapeutics. The enzymes we produce solve for real-world challenges associated with small molecule pharmaceuticals manufacturing and nucleic acid synthesis. We are currently developing our proprietary ECO Synthesis™ Platform to enable the commercial scale manufacture of RNAi therapeutics through an enzymatic route. We expect to demonstrate gram-scale synthesis using the ECO Synthesis™ Platform by the end of 2023, enabling pre-commercial customer testing to begin in 2024, all with a goal of commercialization beginning in 2025. Our unique enzymes drive improvements such as higher yields, reduced energy usage and waste generation, improved efficiency in manufacturing and greater sensitivity in genomic and diagnostic applications.
As of September 30, 2023, we managed our business as two business segments: Performance Enzymes and Novel Biotherapeutics. In July 2023, we announced that we are discontinuing investment in certain development programs, primarily in Novel Biotherapeutics, and expect to have just one business segment, Performance Enzymes, by the end of 2023. See Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this report.
Performance Enzymes
Our performance enzymes business consists primarily of two focus areas: biocatalysts for the enzymatic manufacturing of pharmaceuticals and enzymes for life science applications, including genomic sequencing and nucleic acid synthesis. In our pharmaceutical manufacturing business, we utilize our CodeEvolver® directed evolution platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to reduce their costs and improve the efficiency and productivity of their manufacturing processes for some small molecule therapeutics. In life science markets, we use our platform technology to develop enzymes for customers using next generation sequencing (“NGS”), a parallel sequencing technology used to identify genomic information in the study of biological systems, and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications, as well as for synthesis of nucleic acids such as DNA/RNA, including our ECO Synthesis™ Platform, which is in development to enable the commercial scale manufacture of RNAi therapeutics.

Novel Biotherapeutics
In July 2023, we announced that we are discontinuing investment in certain development programs in our biotherapeutics business, including our partnered product candidate CDX-7108 for the treatment of exocrine pancreatic insufficiency (“EPI”), which has completed Phase 1 clinical trials. We are in active negotiations with Nestlé Health Science to advance the program without our financial support. In addition, we previously licensed CDX-6114 for the treatment of phenylketonuria (“PKU”). We have also engineered a series of transgenes that code for enzymes that may be used as gene therapies to treat rare lysosomal storage disorders with our partner Takeda, such as Fabry Disease and Pompe Disease, as well as a blood factor disorder. Takeda previously announced that they are discontinuing development of these programs.
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
Business Update Regarding COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The impact of COVID-19 affected segments of the global economy and its continuing impacts may affect our operations, including the potential interruption of our supply chain. On May 11, 2023, the COVID-19 Public Health Emergency (“PHE”) declared under the Public Health Service (“PHS”) Act expired. While COVID-19 is no longer considered a PHE, future surges or actions taken in response to COVID-19 or other PHEs may materially affect our products, supply chain or operation.
As a result of the COVID-19 pandemic, in 2021 and 2022 we received purchase orders from Pfizer Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary API, nirmatrelvir, used by Pfizer in combination with the API ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. We are a party to an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. On March 31, 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue during the second quarter of 2023. Pfizer's ability to utilize the credit under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024. The sale of CDX-616 to Pfizer had a substantial impact on our revenues in 2021 and 2022. Revenues in 2023 and in future years from our sales of CDX-616 to Pfizer and other potential customers (including sublicensees of Pfizer technology from The Medicine Patent Pool) are subject to a number of factors which are outside of our control and could reduce or eliminate our sales of CDX-616, and therefore materially and adversely affect our business, results of operations and financial conditions.
Significant Collaborative Arrangements Update
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement (“Sitagliptin Supply Agreement”) with Merck whereby Merck may obtain commercial scale enzyme for use in the manufacture of Januvia®, its product based on the active ingredient sitagliptin. In December 2015, Merck exercised its option under the terms of the Sitagliptin Supply Agreement to extend the agreement for an additional five years through February 2022. In September 2021, the Sitagliptin Supply Agreement was amended to extend the agreement through December 2026.

We recognized nil and $3.7 million under this agreement for the three and nine months ended September 30, 2023, respectively, compared to $2.4 million and $5.1 million for the three and nine months ended September 30, 2022, respectively. This represented 0% and 8% of our total revenues for the three and nine months ended September 30, 2023, respectively, compared to 7% and 5% for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we recorded revenue of $1.1 million from sitagliptin enzyme sales that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the six-month period following the end of the third quarter of 2023.
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
In January 2019, we received notice from the U.S. Food and Drug Administration (“FDA”) that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. Upon exercising its option, Nestlé Health Science made an option payment and assumed all responsibilities for future clinical development and commercialization of CDX-6114. In October 2023, we provided notice pursuant to Nestlé License Agreement of our intent to abandon or transfer to Nestlé Health Science (at their option) the patents and patent applications related to CDX-6114, as of December 5, 2023. We anticipate that such abandonment or transfer will reduce our patent-related responsibilities and costs while not materially affecting our other rights and obligations under the Nestlé License Agreement.
In October 2017, we entered into the Nestlé Strategic Collaboration Agreement (“SCA”) pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA will expire in December 2023, as we opted out of a renewal period through December 2024.
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
Under the Nestlé SCA and the development agreement, we recognized $0.6 million and $4.1 million in research and development fees for the three and nine months ended September 30, 2023, respectively, compared to $2.2 million and $3.8 million for the three and nine months ended September 30, 2022, respectively.
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

Pursuant to the Novartis CodeEvolver® Agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We completed the second technology milestone transfer under the Novartis CodeEvolver® Agreement in 2020 and received a milestone payment of $4.0 million. We have also received an aggregate of $5.0 million for the completion of the third technology milestone in 2021. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (“Improvements Term”), Novartis will pay Codexis annual payments over four years which amount to an additional $8.0 million in aggregate. We received the first annual payment of $2.0 million in the fourth quarter of 2022. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® protein engineering platform technology during the period that began on the conclusion of the Technology Transfer Period and ends on the expiration date of the last to expire licensed patent. Revenue for the combined initial license and technology transfer performance obligation was recognized using a single measure of progress that depicted our performance in transferring control of the services. Revenue allocated to improvements made during the Improvements Term is being recognized during the Improvements Term.
We recognized $0.2 million and $0.8 million in research and development revenue for the three and nine months ended September 30, 2023, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.
Strategic Collaboration and License Agreement
In March 2020, we entered into a Strategic Collaboration and License Agreement (the “Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”), pursuant to which we have collaborated with Takeda to research and develop protein sequences for use in gene therapy products for certain diseases in accordance with each applicable program plan.
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
Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) clinical development and commercialization-based milestones, per target gene, of up to $104.0 million and (ii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits. However, Takeda recently announced that they are discontinuing development of these programs. We continue to engage in discussions with Takeda about the foregoing but the Takeda Agreement remains in effect as of the date of this report.
Revenue recognized relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of nil and $1.9 million for the three and nine months ended September 30, 2023, respectively, compared to $1.2 million and $3.7 million for the three and nine months ended September 30, 2022, respectively.
Pfizer Enzyme Supply Agreement
We are a party to the Pfizer Supply Agreement, covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. On March 31, 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue in the second quarter of 2023. Pfizer's ability to utilize the credit under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024.

No product revenue was recognized from the Pfizer Supply Agreement during the three and nine months ended September 30, 2023. We recognized product revenue of $12.9 million and $58.0 million for the three and nine months ended September 30, 2022, respectively, from the sale of quantities of CDX-616 to Pfizer which comprised 38% and 54% of our total revenues for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, we had $18.3 million and $24.4 million, respectively, in deferred revenue related to the $25.9 million fee received from Pfizer.
Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenues:
Product revenue	$5,395	$28,042	$(22,647)	(81)%	$24,807	$93,376	$(68,569)	(73)%
Research and development revenue	3,882	6,428	(2,546)	(40)%	18,775	14,839	3,936	27%
Total revenues	9,277	34,470	(25,193)	(73)%	43,582	108,215	(64,633)	(60)%
Costs and operating expenses:
Cost of product revenue	2,249	9,786	(7,537)	(77)%	9,947	29,577	(19,630)	(66)%
Research and development	13,662	21,821	(8,159)	(37)%	47,651	60,410	(12,759)	(21)%
Selling, general and administrative	12,302	13,499	(1,197)	(9)%	41,066	39,859	1,207	3%
Restructuring charges	3,140	—	3,140	100%	3,284	—	3,284	100%
Asset impairment and other charges	9,984	—	9,984	100%	9,984	—	9,984	100%
Total costs and operating expenses	41,337	45,106	(3,769)	(8)%	111,932	129,846	(17,914)	(14)%
Loss from operations	(32,060)	(10,636)	(21,424)	201%	(68,350)	(21,631)	(46,719)	216%
Interest income	1,056	436	620	142%	3,266	618	2,648	428%
Other income (expense), net	(3,895)	216	(4,111)	(1,903)%	(3,930)	150	(4,080)	(2,720)%
Loss before income taxes	(34,899)	(9,984)	(24,915)	250%	(69,014)	(20,863)	(48,151)	231%
Provision for income taxes	9	8	1	13%	34	125	(91)	(73)%
Net loss	$(34,908)	$(9,992)	$(24,916)	249%	$(69,048)	$(20,988)	$(48,060)	229%

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
Revenues are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Product revenue	$5,395	$28,042	$(22,647)	(81)%	$24,807	$93,376	$(68,569)	(73)%
Research and development revenue	3,882	6,428	(2,546)	(40)%	18,775	14,839	3,936	27%
Total revenues	$9,277	$34,470	$(25,193)	(73)%	$43,582	$108,215	$(64,633)	(60)%

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
Total revenues decreased by $25.2 million in the three months ended September 30, 2023 compared to the same period in 2022 primarily due to lower product revenue and lower research and development revenue. Total revenues decreased by $64.6 million in the nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to lower product revenue, which was partially offset by higher research and development revenue.
Product revenue, decreased by $22.6 million and $68.6 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to decreased sales of CDX-616 to Pfizer. This decrease was partially offset by $2.9 million release of prior periods' product revenue deferrals during the second quarter of 2023 due to early termination of the enzyme supply obligations to a customer and $1.3 million of product revenue recognized during the third quarter of 2023 as settlement fee pursuant to the enzyme supply agreement with the same customer.
Research and development revenue decreased by $2.5 million in the three months ended September 30, 2023 compared to the same period in 2022 primarily due to lower research and development fees from existing collaboration agreements being recognized in 2023 as compared to the same period in the prior year. Research and development revenue increased by $3.9 million in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to higher revenue from Pfizer license agreement and from Nestlé Health Science under the Nestlé SCA and development agreement, which was partially offset by lower research and development fees from existing collaboration agreements being recognized in 2023 as compared to the same period in the prior year.
Cost and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense, and restructuring charges from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of product revenue	$2,249	$9,786	$(7,537)	(77)%	$9,947	$29,577	$(19,630)	(66)%
Research and development	13,662	21,821	(8,159)	(37)%	47,651	60,410	(12,759)	(21)%
Selling, general and administrative	12,302	13,499	(1,197)	(9)%	41,066	39,859	1,207	3%
Restructuring charges	3,140	—	3,140	100%	3,284	—	3,284	100%
Asset impairment and other charges	9,984	—	9,984	100%	9,984	—	9,984	100%
Total costs and operating expenses	$41,337	$45,106	$(3,769)	(8)%	$111,932	$129,846	$(17,914)	(14)%

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

The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Product revenue	$5,395	$28,042	$(22,647)	(81)%	$24,807	$93,376	$(68,569)	(73)%
Cost of product revenue (1)	2,249	9,786	(7,537)	(77)%	9,947	29,577	(19,630)	(66)%
Product gross profit	$3,146	$18,256	$(15,110)	(83)%	$14,860	$63,799	$(48,939)	(77)%
Product gross margin (%) (2)	58%	65%			60%	68%

(1) Cost of product revenue consist of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue decreased by $7.5 million and $19.6 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to lower volume of product sales as compared to the same periods in prior year.
Product gross margins were 58% and 60% in the three and nine months ended September 30, 2023, respectively, compared to 65% and 68% in the corresponding periods in 2022 due to variability in the product mix which was partially offset by revenue recognized with no related cost in the second and third quarters of 2023.
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
Research and development expenses decreased by $8.2 million, or 37%, during the three months ended September 30, 2023 compared to the same period in 2022. This decrease was primarily due to a $3.7 million decrease in costs associated with lower headcount, $1.4 million from lower lab supply costs. $2.2 million from lower outside services related to Chemistry, Manufacturing and Controls (“CMC”) and regulatory expenses and $0.6 million from lower stock-based compensation costs. The decrease in research and development expenses of $12.8 million, or 21%, in the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to a $7.3 million decrease in costs associated with lower headcount, a $3.1 million decrease in CMC and outside services, $2.9 million in lower lab supply costs, and a $1.2 million decrease in stock based compensation costs, partially offset by an increase of $1.6 million in allocable expenses.
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
Selling, general and administrative expenses decreased by $1.2 million, or 9%, during the three months ended September 30, 2023, compared to the same period in 2022. This decrease was primarily due to decreases of $1.6 million in stock-based compensation costs and $0.3 million in lower outside services, partially offset by an increase of $0.6 million higher in payroll-based expenses. The increase in selling, general and administrative expenses of $1.2 million, or 3%, in the nine months ended September 30, 2023, compared to the same period in 2022 was primarily due to $3.0 million higher payroll-based expenses and $1.2 million of higher fees for outside services, partially offset by a $2.6 million decrease in stock-based compensation costs and $0.7 million decrease in allocable expenses.
Restructuring Charges
Restructuring charges consist of one-time employee severance and other termination benefits due to workforce reduction plans that were initiated during the third quarter of 2023 and in the fourth quarter of 2022. Restructuring charges were $3.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively.

Asset Impairment and Other Charges

Asset impairment and other charges for the three and nine months ended September 30, 2023 were $10.0 million, consisting of a $7.7 million long-lived asset impairment charge, a $0.8 million goodwill impairment charge and a $1.5 million write-down on assets held for sale, all of which are non-cash charges.
Interest Income and Other Income (Expense), net (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest income	$1,056	$436	$620	142%	$3,266	$618	$2,648	428%
Other income (expense), net	(3,895)	216	(4,111)	(1,903)%	(3,930)	150	(4,080)	(2,720)%
Total other income, net	$(2,839)	$652	$(3,491)	(535)%	$(664)	$768	$(1,432)	(186)%

Other Income (Expense), net
Other income (expense), net decreased by $4.1 million in the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to impairment of our investments in seqWell and Arzeda.
Interest Income
Interest income increased by $0.6 million and $2.6 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily due to higher average interest rates on cash balances.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Provision for income taxes	$9	$8	$1	13%	$34	$125	$(91)	(73)%

The provision for income taxes for the three and nine months ended September 30, 2023, was primarily for current year state income taxes and the accrual of interest and penalties on historic uncertain tax positions. The provision for income taxes for the three and nine months ended September 30, 2022, was primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the United States and remitted to the United States and the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for the three months ended September 30, 2023, was $34.9 million, or a net loss per basic and diluted share of $0.50. This compared to a net loss of $10.0 million, or a net loss per basic and diluted share of $0.15 for the three months ended September 30, 2022. Net loss for the nine months ended September 30, 2023, was $69.0 million, or a net loss per basic and diluted share of $1.02. This compared to a net loss of $21.0 million, or a net loss per basic and diluted share of $0.32 for the nine months ended September 30, 2022. The increase in net loss for both the three and nine months ended September 30, 2023, was primarily related to lower product revenues from CDX-616 and one-time charges recognized during 2023 related to asset impairment, including impairment in our investments in non-marketable equity securities, and restructuring charges, which was partially offset by lower operating expenses in 2023.

RESULTS OF OPERATIONS BY SEGMENT (in thousands, except percentages):
Revenues by segment

	Three Months Ended September 30,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$5,395	$—	$5,395	$28,042	$—	$28,042	$(22,647)	(81)%	$—	—%
Research and development revenue	3,315	567	3,882	3,104	3,324	6,428	211	7%	(2,757)	(83)%
Total revenues	$8,710	$567	$9,277	$31,146	$3,324	$34,470	$(22,436)	(72)%	$(2,757)	(83)%

	Nine Months Ended September 30,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Revenues:
Product revenue	$24,807	$—	$24,807	$93,376	$—	$93,376	$(68,569)	(73)%	$—	—%
Research and development revenue	12,696	6,079	18,775	7,398	7,441	14,839	5,298	72%	(1,362)	(18)%
Total revenues	$37,503	$6,079	$43,582	$100,774	$7,441	$108,215	$(63,271)	(63)%	$(1,362)	(18)%

Revenues from the Performance Enzymes segment decreased by $22.4 million, or 72%, for the three months ended September 30, 2023, and by $63.3 million, or 63%, for the nine months ended September 30, 2023 compared to the same periods in 2022. The decrease in product revenue of $22.6 million, or 81%, in the three months ended September 30, 2023, and of $68.6 million, or 73%, in the nine months ended September 30, 2023, compared to the same periods in 2022, was primarily due to decreased sales of CDX-616 to Pfizer which was partially offset by a $2.9 million release of prior periods' product revenue deferrals during the second quarter of 2023 due to early termination of the enzyme supply obligations to a customer and $1.3 million of product revenue recognized during the third quarter of 2023 as settlement fee pursuant to the enzyme supply agreement with the same customer. The increase in research and development revenue of $0.2 million, or 7%, for the three months ended September 30, 2023, and of $5.3 million, or 72%, in the nine months ended September 30, 2023, compared to the same periods in 2022, was primarily due to higher revenue from the Pfizer license agreement.
Revenues from the Novel Biotherapeutics segment decreased by $2.8 million, or 83%, for the three months ended September 30, 2023 and by $1.4 million, or 18%, for the nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to lower research and development fees from Takeda under the Takeda Agreement partially offset by higher research and development revenue from Nestlé Health Science under the Nestlé SCA and development agreement.

Costs and operating expenses by segment

	Three Months Ended September 30,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$2,249	$—	$2,249	$9,786	$—	$9,786	$(7,537)	(77)%	$—	—%
Research and development (1)	8,146	4,377	12,523	6,782	13,855	20,637	1,364	20%	(9,478)	(68)%
Selling, general and administrative (1)	1,748	386	2,134	3,791	888	4,679	(2,043)	(54)%	(502)	(57)%
Restructuring charges	1,182	1,217	2,399	—	—	—	1,182	—%	1,217	100%
Asset impairment and other charges (2)	—	778	778	—	—	—	—	—%	778	100%
Total segment costs and operating expenses	$13,325	$6,758	20,083	$20,359	$14,743	35,102	$(7,034)	(35)%	$(7,985)	(54)%
Corporate costs (3)			19,897			8,599
Unallocated depreciation and amortization			1,357			1,405
Total costs and operating expenses			$41,337			$45,106

	Nine Months Ended September 30,						Change
	2023			2022			Performance Enzymes		Novel Biotherapeutics
	Performance Enzymes	Novel Biotherapeutics	Total	Performance Enzymes	Novel Biotherapeutics	Total	$	%	$	%
Cost of product revenue	$9,947	$—	$9,947	$29,577	$—	$29,577	$(19,630)	(66)%	$—	—%
Research and development (1)	24,100	19,929	44,029	19,833	37,279	57,112	4,267	22%	(17,350)	(47)%
Selling, general and administrative (1)	6,578	1,528	8,106	11,208	2,288	13,496	(4,630)	(41)%	(760)	(33)%
Restructuring charges	1,182	1,362	2,544	—	—	—	1,182	—%	1,362	100%
Asset impairment and other charges (2)	—	778	778	—	—	—	—	—%	778	100%
Total segment costs and operating expenses	$41,807	$23,597	65,404	$60,618	$39,567	100,185	$(18,811)	(31)%	$(15,970)	(40)%
Corporate costs (3)			42,226			25,708
Unallocated depreciation and amortization			4,302			3,953
Total costs and operating expenses			$111,932			$129,846

(1) Research and development expenses and selling, general and administrative expenses exclude depreciation and amortization of finance leases.
(2) Impairment charge of $0.8 million is related to the goodwill allocated to the Novel Biotherapeutics segment.
(3) Corporate costs include unallocated selling, general and administrative expenses and unallocated asset impairment and restructuring charges.
For a discussion of product cost of revenue, see “Results of Operations”.

Research and development expense in the Performance Enzymes segment increased by $1.4 million, or 20%, in the three months ended September 30, 2023, compared to the same period in 2022 primarily due to $4.6 million higher allocable expenses, partially offset by a $3.0 million decrease in costs associated with lower headcount and lower lab supply costs. The increase in research and development expense by $4.3 million, or 22%, in the nine months ended September 30, 2023, as compared to the same period in 2022 was primarily due to $10.6 million in higher outside services and allocable expenses, partially offset by a $5.9 million decrease in costs associated with lower headcount and lower lab supply costs.
Selling, general and administrative expense in the Performance Enzymes segment decreased by $2.0 million, or 54%, in the three months ended September 30, 2023, and by $4.6 million, or 41%, in the nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to lower headcount related expenses.
Research and development expense in the Novel Biotherapeutics segment decreased by $9.5 million, or 68%, in the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to a $4.3 million decrease in costs associated with lower headcount and $4.8 million in lower fees related to outside services and lower allocable expenses. The decrease in research and development expenses of $17.4 million, or 47% in the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a $7.0 million decrease in costs associated with lower headcount and a $10.1 million decrease in outside services related to CMC and regulatory expenses, lower lab supply costs and lower allocable expenses. We expect research and development expenses to decrease in subsequent quarters reflecting the impact of the reduction in force that was announced in July 2023 and substantially completed by September 30, 2023 as well as reduced expenses resulting from our decision to discontinue investment in the Novel Biotherapeutics segment.
Selling, general and administrative expense in the Novel Biotherapeutics segment decreased by $0.5 million, or 57%, in the three months ended September 30, 2023 and by $0.8 million, or 33%, in the nine months ended September 30, 2023, as compared to the same periods in 2022. The decrease was primarily due to lower headcount related expenses.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks. Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, research and development expenses including manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. We expect our cash requirements to increase in the near term as we complete the reduction in force and facility consolidation that we announced in July 2023.
The following summarizes our cash and cash equivalents balance and working capital as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$74,577	$113,984
Working capital	$64,599	$113,828
Sources of Capital
In addition to our existing cash and cash equivalents and revenue generated through our existing operations, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements with Merck and Novartis of up to $19.0 million in the aggregate. Further, under the GSK CodeEvolver® Agreement, we have the potential to receive additional contingent payments that range from $5.8 million to $38.5 million per project. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In addition, pursuant to the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. Subsequent to the end of the first quarter of 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue during the second quarter of 2023. Pfizer's ability to utilize the credit under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024.
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver® protein engineering technology platform, develop and commercialize new and existing products including our ECO Synthesis™ platform and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by product sales and product gross margins, sales from licensing our technology to major pharmaceutical companies, and collaborative research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of products, collaborative research and development services, and licensing our technology to major pharmaceutical companies. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. During the nine months ended September 30, 2023, 3,079,421 shares of our common stock were issued and sold pursuant to the EDA and we received net proceeds of $7.9 million. As of September 30, 2023, $41.3 million of shares remained available for sale under the EDA. There have been no additional sales of common stock under the EDA since June 2023. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
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

Cash Flows
The following is a summary of cash flows for nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(41,601)	$6,367
Net cash used in investing activities	(5,962)	(13,611)
Net cash provided by (used in) financing activities	8,167	(914)
Net decrease in cash, cash equivalents and restricted cash	$(39,396)	$(8,158)

Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2023 of $41.6 million consisted of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.
The $48.0 million increase in net cash used operating activities for the nine months ended September 30, 2023 as compared to the same period in 2022, was primarily due to the net effect of decreases in cash received from revenue, increases in cash paid for cost of revenues and operating expenses and changes in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2023 was primarily attributable to $1.2 million for the purchase of additional shares of MAI's Series B preferred stock in March 2023 and seqWell's Series C-1 preferred stock and common stock warrants and $4.8 million for purchases of property and equipment during the period.
The $7.6 million decrease in net cash used in investing activities for the nine months ended September 30, 2023 as compared to the same period in 2022, was primarily due to higher cash utilized for additional investments in equity securities and purchases of property and equipment in the prior year.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2023 included $8.7 million gross proceeds from issuance of common stock and $0.4 million of proceeds from exercises of stock options, and was partially offset by $0.4 million for taxes paid related to net share settlement of equity awards.
The $9.1 million increase in net cash provided by financing activities for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to proceeds from issuance of common stock under the EDA and lower cash paid on taxes related to net share settlement of equity awards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2023 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report on Form 10-K.
Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $74.6 million at September 30, 2023. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2023, the effect of a hypothetical 10% decrease in market interest rates would have a $0.3 million impact on a potential loss in future interest income and cash flows.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of September 30, 2023, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $42 thousand.
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
Our management, including our principal executive officer and our principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our principal executive officer and our principal financial and accounting officer concluded that these disclosure controls and procedures were effective as of September 30, 2023 at a reasonable assurance level.
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
You should carefully consider the risks described below together with the other information set forth in this Quarterly Report, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Additional discussion of the material risks and uncertainties summarized in this risk factor summary, as well as certain other risks and uncertainties that we face, can be found in this section.
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
We have incurred net losses since our inception, including losses of $33.6 million, $21.3 million, and $24.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, and $69.0 million and $21.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $490.3 million and $421.3 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharmaceutical manufacturing business, increase sales of existing products and services, develop and commercialize our ECO Synthesis™ Platform, and or develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GSK, Merck and Novartis, provide for milestone payments, usage payments, and/or future royalty payments, which we will only receive if we and our collaborators develop and commercialize products. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis™ Platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Biotherapeutic programs are highly regulated and expensive. The ability of our customers, future customers of partners, including any company developing RNAi therapeutics, to advance product candidates utilizing our products to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
Although we are no longer developing our own portfolio of biotherapeutics product candidates, we continue to develop enzyme products, including our ECO Synthesis™ Platform, that may be used by our customers, future customers or partners in connection with their biotherapeutic product candidates. The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results. In addition, drug development is highly regulated and requires areas of expertise and capital resources we do not currently possess. In order to market a biologic product in the United States, our customers, future customers or partners must undergo the following process required by the United States Food and Drug Administration (“FDA”):
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
•FDA review and approval of a BLA prior to any commercial marketing or sale of the product in the United States; and
•any post-approval requirements, if applicable.
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
Our current revenues are derived from a limited number of key customers. For the nine months ended September 30, 2023 and 2022, customers that each individually contributed 10% or more of our total revenue accounted for 35% and 54% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.

Our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. Any such termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the nine months ended September 30, 2023, we derived a majority of our product revenue from these product supply agreements.
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
Takeda recently confirmed that it will end research, discovery and preclinical work in certain rare disease areas that may overlap with the programs on which we collaborate. We continue to engage in discussions with Takeda about the foregoing but Takeda Agreement remains in effect as of the date of this report.
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
•the biotherapeutics products for which we are designing our technologies may not receive regulatory approval or be commercially viable;
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
COVID-19 has adversely affected, and any resurgence of COVID-19 pandemic or another global health epidemic may in the future, directly or indirectly, adversely affect our business, results of operations and financial condition.
COVID-19 has had a significant impact globally, prompting governments and businesses to take unprecedented measures in response. In the United States, COVID-19 has and may continue in the future to, directly or indirectly, adversely affect our business, results of operations and financial condition.
In the future, our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, such as COVID-19. If, similar to the response to COVID-19, national, state and local governments in affected regions implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, governmental orders and shutdowns, business closures, cancellations of public gatherings and other measures, which could, and for COVID-19 did, disrupt normal business operations both in and outside of affected areas and could have significant negative impacts on businesses and financial markets worldwide.
The impact of COVID-19 has had, and any resurgence of the COVID-19 pandemic or another pandemic or public health crisis, could in the future have, significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries adversely impacted regional, national and global economic activity and has continued to contribute to significant volatility and negative pressure in financial markets. As a result, we may experience difficulty accessing debt and equity capital on attractive terms, or at all, due to the severe disruption and instability in the global financial markets. In addition, our customers may terminate or amend their agreements for the purchase of our technology, products and services due to bankruptcy, lack of liquidity, lack of funding, operational failures or other reasons.
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
We have investments in illiquid non-marketable equity securities acquired in private transactions. As of September 30, 2023, 11.7% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Because over 5% of our total assets consisted of non-marketable investment securities, any future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.
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
While we have historically invested significant time and financial resources in the development of CDX-7108 for the treatment of exocrine pancreatic insufficiency, now included in the Nestlé Strategic Collaboration Agreement, and CDX-6114 for the treatment of hyperphenylalaninemia, now included in the Nestlé License Agreement, as well as in the development of candidates for the treatment of Fabry disease and Pompe disease, which are now included in the Takeda Agreement, we recently announced we are terminating investment in our Biotherapeutics business and in other programs. As a result, we are renegotiating some of these, along with other license agreements for product candidates in our Biotherapeutics business and food business. While we are working to amend or terminate some of these agreements and enter into new agreements in such a way that we may be able to receive future revenue or other benefits, we may be unsuccessful in doing so. As a result, it remains uncertain as to whether we will receive any value or benefit from these license agreements going forward. Further, renegotiating these agreements may be costly and could divert management attention, which could have an adverse impact on our business and results of operations.
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

In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as funding the ongoing commercialization of our ECO Synthesis™ Platform, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, including pursuant to the EDA, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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

In addition, if we or our customers or collaborators fail to comply with applicable regulatory requirements, the FDA and other regulatory authorities may:
•issue an untitled letter or a warning letter asserting a violation of the law;
•seek an injunction, impose civil or criminal penalties, and impose monetary fines, restitution or disgorgement of profits or revenues;
•suspend or withdraw regulatory approval;
•issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•mandate modification of promotional materials and labeling and issuance of corrective information;
•issue consent decrees or corporate integrity agreements, or debar or exclude from federal healthcare programs;
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

Our business operations and future arrangements with investigators, healthcare professionals, and consultants, among others, may expose us and our customers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, the federal Civil Monetary Penalties Law, the federal Physician Payments Sunshine Act, and analogous state laws. These laws may constrain the business or financial arrangements and relationships through which we will conduct our operations, including how we and our customers research, market, sell and distribute our product candidates, if approved. Because of the breadth of these laws and narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be regulated by or subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory approval will depend, in part, on the availability of coverage and adequacy of reimbursement from third-party payors, including Medicare, Medicaid, TRICARE, the Veterans Administration, managed care providers, and private health insurers. Patients who are provided medical treatment for their conditions typically rely on third-party payors to reimburse all or part of the costs associated with their treatment. Accordingly, patients may be unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and adequate reimbursement will be available for any product that we may develop and, if reimbursement is available, what the level of reimbursement will be.
Coverage and reimbursement for products may vary depending on the payor, the insurance plan, and other factors. In general, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is time-consuming and costly. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize the products for which we obtain regulatory marketing approval.
Further, changes to current state and federal healthcare laws and healthcare reform measures that may be adopted in the future that impact coverage and reimbursement for healthcare products and services may result in additional payment reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any products for which we may obtain regulatory approval, or the frequency with which any such product is prescribed or used.
Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

In the United States and other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay regulator approval of our product candidates, or could affect our ability to profitably sell any product candidates for which we obtain marketing approval or licensure. Changes in regulations, statutes, or the interpretation of existing regulations governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the pricing, coverage and reimbursement thereof could impact our business in the future by resulting in, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) more rigorous coverage criteria or additional downward pressure on the price that we receive for product candidates for which we obtain marketing approval; or (v) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been, and we expect there will continue to be, a number of legislative initiatives to contain healthcare costs. For example, in August 2022, President Biden signed into law the Inflation Reduction Act (IRA), which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on pharmaceutical manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation. It also implements changes to the Medicare Part D benefit that, beginning in 2025, will cap patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors. Finally, beginning in 2026, the IRA establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS). Since its enactment, the Centers for Medicare and Medicaid Services, or CMS, has taken steps to implement various drug pricing provisions of the IRA.

While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s price negotiation provisions.

We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended, nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives and other initiatives to increase pressure on drug pricing and healthcare spending in the United States. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of September 30, 2023, we owned or controlled approximately 2,090 issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our patents and patent applications, if issued, as of September 30, 2023, have terms that expire between 2023 and approximately 2044. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us. Among other things, our amended and restated certificate of incorporation and bylaws provide for a board of directors which is divided into three classes, with staggered three-year terms and provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our board of directors, the chairman of the board of directors, our chief executive officer or president may call a special meeting of the stockholders. In addition, our amended and restated certificate of incorporation allows our board of directors, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”)which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advanced notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire our company may be considered beneficial by some stockholders.

Our bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us our current or former directors, officers, stockholders, or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee of the Company to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), (iv) any action asserting a claim against us governed by the internal affairs doctrine, or (v) any other action asserting an “internal corporate claim,” as defined under Section 115 of the DGCL. The forgoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations or financial condition.
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
•our ability to successfully and timely develop and commercialize new products, including our ECO Synthesis™ Platform, for the markets we serve;
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
While we have a limited number of employees located outside of the United States, we are and will continue to be dependent upon contract manufacturers located outside of the United States. In addition, we have customers and partners located outside of the United States. Conducting business internationally exposes us to a variety of risks, including:
•changes in or interpretations of U.S. or foreign laws or regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;
•the imposition of tariffs;
•the imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•the imposition of limitations on genetically-engineered or other products or processes and the production or sale of those products or processes in foreign countries;
•currency exchange rate fluctuations;
•uncertainties relating to foreign laws, regulations and legal proceedings including pharmaceutical, tax, import/export, anti-corruption and exchange control laws;
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
Our headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. We are also vulnerable to other types of disasters and other events that could disrupt our operations, such as riot, civil disturbances, war, terrorist acts, public health emergencies, domestic or foreign conflicts, infections in our laboratory or production facilities or those of our customers or contract manufacturers and other events beyond our control. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

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
In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to employees and other individuals, our confidential or proprietary information or confidential information we hold on behalf of third parties. We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. Our remediation efforts may not be successful. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the remote work policies we initiated in response to the COVID-19 pandemic, and our continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have programs in place to detect, contain and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

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
In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of certain individually identifiable health information. Certain states have also adopted and continue to adopt new privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches (which has increased the likelihood of, and risks associated with, data breach litigation). Further, the California Privacy Rights Act (“CPRA”) significantly amended the CCPA, which went into effect in January 2023. It imposes additional data privacy obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It also created a new California privacy protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws regulating personal information generally or health information in particular have passed in more than a dozen states and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These developments increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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

In Europe, the General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). The GDPR imposes stringent requirements for controllers and processors of personal data and provides that EEA member states may make their own additional laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR can result in fines of up to the greater of €20 million or 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. To the extent that we are required to comply with the GDPR, such compliance may be onerous and adversely affect our business, financial condition, and results of operations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In July 2023, the European Commission approved an adequacy decision for the EU/U.S. Data Privacy Framework, intended to replace the Privacy Shield Program. The Data Privacy Framework currently is in effect for organizations that voluntarily choose to participate, but it is also subject to ongoing legal challenges. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or that are perceived to have not responded appropriately, may suffer from reputational damage, which could result in the business, financial condition and/or stock price of a company being materially and adversely affected. For example, certain customers have inquired about our ESG practices and may impose ESG guidelines, mandates or reporting requirements for, and may scrutinize relationships more closely with, their suppliers, including us, which may legthen sales cycles, increase our costs or impair our ability to attract and retain customers. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
During the three months ended September 30, 2023, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”

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

3.4		Amended and Restated Bylaws of Codexis, Inc. effective as of September 21, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 22, 2023).

4.1		Reference is made to Exhibits 3.1 through 3.4.

10.1	*	Assignment and Assumption of Lease by and between the Company and Vaxcyte, Inc. dated as of September 1, 2023.

10.2	*	Consent to Assignment and First Amendment to Lease Agreement by and between the Company, Vaxcyte Inc. and ARE-San Francisco No. 63, LLC dated as of September 6, 2023.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language ("iXBRL") includes: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

	*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request,

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	November 3, 2023	By:	/s/ Stephen Dilly
Stephen Dilly President and Chief Executive Officer (principal executive officer)

Date:	November 3, 2023	By:	/s/ Sriram Ryali
Sriram Ryali Chief Financial Officer (principal financial and accounting officer)