Form 10-K
period 2023-12-31
CODEXIS, INC.
filed 2024-02-28
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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
Large accelerated filer ☐	Accelerated filer			☒
Non-accelerated filer ☐	Smaller reporting company			☒
	Emerging growth company			☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐
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
The aggregate market value of voting and non-voting common stock held by non-affiliates of Codexis as of June 30, 2023 was approximately $122.4 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 23, 2024, there were 70,303,639 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2024 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Codexis, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related Notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), particularly in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors" and Part 2, Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations." These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate" or "continue," and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information or performance; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, our products and product candidates, product sales, revenues, expenses, liquidity, cash flow, commercial reach, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: "Risk Factors" of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the U.S. Securities and Exchange Commission ("SEC"). The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
We are a leading enzyme engineering company leveraging our proprietary CodeEvolver® directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. We focus on leveraging our capacity to enhance the properties and performance of enzymes to drive pivotal improvements across two key focus areas: our foundational, revenue-generating biocatalysis pharmaceutical manufacturing business and our Enzyme-Catalyzed Oligonucleotide Synthesis™ (“ECO Synthesis™”) manufacturing platform, which is currently in development to enable the commercial scale manufacture of RNA interference (“RNAi”) therapeutics. In July 2023, we announced that we discontinued investment in certain development programs, primarily in our novel biotherapeutics business segment and that we are actively exploring options to drive value by potentially monetizing non-core life science assets, including in genomics and next generation sequencing (“NGS”).
In our revenue-generating pharmaceutical manufacturing business, we utilize our CodeEvolver® technology platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to reduce their costs and improve the efficiency and productivity of their manufacturing processes for small molecule therapeutics. Our unique enzymes drive improvements such as higher yields, increased purity, reduced energy usage and waste generation, and improved efficiency in manufacturing. We also use the CodeEvolver® platform technology to develop enzymes for the synthesis of nucleic acids such as DNA/RNA, including enzymes utilized in our ECO Synthesis™ manufacturing platform, where our enzymes are poised to deliver many of the same benefits we offer in pharmaceutical manufacturing across purity, yield, and improved efficiency. We demonstrated gram-scale synthesis under process-like conditions with the ECO Synthesis™ manufacturing platform in December 2023 and expect to begin pre-commercial customer testing in 2024. We anticipate that this will be followed by early commercial licenses to the ECO Synthesis™ manufacturing platform in 2025 and a full commercial launch in 2026.
History and Core Technology
We are a pioneer in harnessing computational technologies to drive biology advancements. Since 2002, we have made substantial investments in the development of our proprietary CodeEvolver® technology platform, the primary source of our competitive advantage for our business. The CodeEvolver® technology platform has the power to transform the performance of an enzyme, tailoring it for a specific application and/or process. Using powerful machine learning tools and sophisticated molecular, cellular, and bioanalytical workflows, we design and screen libraries of thousands of variants in high throughput every two to four weeks on each project, sequencing every variant and correlating its sequence with its performance in a highly application-relevant screen. Content-rich libraries screened under real-world conditions can yield dense and valuable datasets, when data-mined effectively, and multiple parameters can be optimized in parallel. The resulting evolved variants often have a combination of enhanced properties, such as increased activity, specificity, and stability under desired conditions, or improved expression in the production host. These enhanced properties provide differentiated technical performance in the target application and can provide our customers increased value in the commercial deployment of their products.
Recent Changes to Business Strategy
In July 2023, we announced the restructuring of our business to focus resources on programs that we believe have the strongest probability of creating significant value in the near-term and beyond, including the advancement and commercialization of our ECO Synthesis™ manufacturing platform and growing our complementary pharmaceutical manufacturing business. As part of this enhanced strategic focus, we also streamlined operations, including the discontinuation of investment in certain development programs, primarily in our biotherapeutics business, consolidated operations to our Redwood City, California headquarters, and reduced headcount by approximately 25%.

Our biotherapeutic product candidates, which were in clinical and preclinical development, were discovered using our proprietary CodeEvolver® technology platform and ranged from orally delivered enzymes to engineered transgenes for delivery as gene therapies. The most advanced of our biotherapeutics programs was CDX-7108, a potent lipase intended for use as a potential treatment for exocrine pancreatic insufficiency (“EPI”), which was being developed under a Strategic Collaboration Agreement with Nestlé Health Science (“Nestlé”) (the “Nestlé SCA”). As part of the Nestlé SCA, we and Nestlé completed a Phase 1 clinical trial of CDX-7108. In December 2023, we entered into an acquisition agreement with Nestlé (the “Acquisition Agreement”), pursuant to which we agreed to assign our interests in CDX-7108 (including associated agreements and intellectual property rights) to Nestlé and terminate the Nestlé SCA. Under the terms of the Acquisition Agreement, Nestlé will be solely responsible for the continued development and commercialization of CDX-7108, including all associated costs, with Codexis retaining an economic interest in the program through an upfront payment, future potential milestone payments and net-sales based royalties.
In addition, we used our CodeEvolver® technology platform to engineer a series of transgenes that code for enzymes that may be used as gene therapies to treat rare lysosomal storage disorders, such as Fabry Disease and Pompe Disease, as well as a blood factor disorder, with Takeda Pharmaceutical Co. Ltd. (“Takeda”). Takeda announced in April 2023 the discontinuation of these development programs.
Performance Enzymes
Our performance enzymes business consists primarily of two complementary focus areas: pharmaceutical manufacturing and our ECO Synthesis™ manufacturing platform, which is currently in development to enable the commercial-scale manufacture of RNAi therapeutics. In addition to the overlap in technical enzyme engineering expertise required for operating our pharmaceutical manufacturing business and developing the ECO Synthesis™ manufacturing platform, we believe both areas include a similar set of potential customers. Many of our longstanding pharmaceutical manufacturing customers are currently investing in the development of RNAi therapeutics, providing us with an advantage in terms of commercial reach. Further, our pharmaceutical manufacturing business establishes credibility for the ECO Synthesis™ manufacturing platform by demonstrating our proven history of engineering technically complex enzymes for large pharmaceutical companies and effectively scaling up to multiple metric tons of manufactured product using our existing platforms.
Pharmaceutical Manufacturing
We believe the pharmaceutical industry represents a significant market opportunity for our performance enzymes as pharmaceutical companies are in constant search of new small molecule drugs and are under significant competitive pressure both to reduce costs and to increase the speed to market for their products. To address these pressures, pharmaceutical companies are driven to identify reliable, cost-effective, and sustainable manufacturing processes to produce both their new drug candidates and their existing products, while not impacting drug safety and efficacy. Cost reduction is increasingly important to drug developers (known as innovators) closer to their product launch and during the commercial stage of the product, which can last a decade or more. In addition, cost pressures further intensify as innovators lose their patent exclusivities and begin to experience competition from manufacturers of generic versions of their products.
Our pharmaceutical manufacturing customers, which include many large global pharmaceutical companies, partner with us to develop engineered enzymes for use as biocatalysts, meeting precisely defined criteria, with the goal of lowering costs and improving the efficiency, productivity and sustainability of their manufacturing processes by: improving productivity, yield and purity; using water as a primary solvent; eliminating hazardous inputs; enabling the use of simple equipment and reducing the need for capital expenditure; reducing energy requirements; reducing the generation of chemical byproducts or waste; and reducing the need for late-stage purifications.
As of December 31, 2023, we are selling biocatalysts to pharmaceutical manufacturers for 16 therapeutic drugs that are currently approved for commercial sales.
In July 2022, we announced that we and Pfizer Inc. (“Pfizer”) had entered into an agreement to supply Pfizer with CDX-616, a proprietary high-performance enzyme used to manufacture a critical intermediate for nirmatrelvir, an active pharmaceutical ingredient in PAXLOVID™, Pfizer’s antiviral therapeutic, which is now approved in the United States for the treatment of mild-to-moderate COVID-19 in people at high risk of progression to severe illness, and also authorized or approved by other regulatory authorities across the globe. While we have generated significant revenue from supplying CDX-616 to Pfizer, particularly in 2021 and 2022, there is no future binding commitment for Pfizer to purchase any particular quantity or quantities of CDX-616 from us.

We regularly sell biocatalysts, at multi-kilograms to metric tons per annum scale, that have already been engineered, scaled up, and installed in a customer’s commercial process. For example, in addition to Pfizer, we sell biocatalysts to Merck, Sharp & Dohme (“Merck”) for their manufacture of sitagliptin, the active ingredient in JANUVIA®, to Urovant Sciences GmbH (“Urovant”) and KYORIN Pharmaceutical Co., Ltd. (“Kyorin”) for the manufacture of vibregon, the active ingredient in Urovant’s GEMTESA™ and Kyorin’s BEOVA® products for the treatment of overactive bladder, as well as supporting other products and customers for which public disclosures have not been made.
In addition to these larger volumes of biocatalysts that are sold for our customers’ ongoing commercial requirements, we also sell lesser quantities of engineered enzymes for use in a customer’s developmental, qualification or regulatory approval operations. As of December 31, 2023, Codexis is selling biocatalysts to pharmaceutical manufacturers for 12 drug candidates currently in Phase 2 and Phase 3 clinical trials, or to customers working to convert to an enzymatic manufacturing process for drugs that have been commercially approved. This pipeline reinforces our confidence in our ability to continue to grow this business over time.
Finally, we also sell even smaller quantities of enzymes (typically grams to multi-kilogram scale) to customers for experimental, testing, and qualification purposes, or as part of an enzyme engineering project.
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
We also have licensed our CodeEvolver® technology platform to pharmaceutical companies to help them develop custom-designed enzymes that are highly optimized for efficient manufacturing processes. To date, we have entered into platform technology licensing agreements with each of GlaxoSmithKline Intellectual Property Development Limited, a subsidiary of GlaxoSmithKline plc (“GSK”), Merck and Novartis Pharma AG (“Novartis”).
ECO Synthesis™ Manufacturing Platform
ECO Synthesis™ Manufacturing Platform Overview
A key strategic priority for Codexis is the advancement and commercialization of our ECO Synthesis™ manufacturing platform, which is currently in development to enable the commercial scale manufacture of RNAi therapeutics. As of December 31, 2023, there are six approved small interfering ribonucleic acid (“siRNA”) therapeutics on the market in the United Sates, primarily targeting rare orphan disease indications. However, there are more than 450 RNAi therapeutic assets in development, including over forty that are in Phase 2 and Phase 3 clinical trials, with more than 40 of these targeting large disease indications such as Alzheimer’s, hyperlipidemia and hypertension. We expect worldwide demand for RNAi therapeutics to grow significantly as RNAi therapeutics progress through clinical development and are commercially approved.
The current industry standard for manufacturing RNAi therapeutics is a well-established, chemical-based method called phosphoramidite chemistry. This approach has existed for more than forty years and works effectively for small-scale manufacturing required during the discovery stage of clinical development. However, phosphoramidite chemistry faces multiple limitations in the context of commercial-scale manufacture of RNAi therapeutics. This approach requires significant infrastructure and capital investment in order to meet the anticipated future growth in demand for RNAi therapeutics. Phosphoramidite chemistry is also currently limited to single-digit kilogram batch sizes, which presents challenges around quality control and scalability. Further, chemical synthesis requires large volumes of acetonitrile to facilitate the reaction environment necessary to produce RNAi therapeutics. Acetonitrile is a toxic solvent with high waste disposal costs and future supply may face constraints and price volatility as demand for RNAi therapeutics grows. As additional RNAi therapeutic candidates are approved for large disease indications, we believe using traditional chemical synthesis for commercial scale production will become prohibitively expensive, time-intensive, and challenging for many drug developers and contract development and manufacturing organizations (“CDMOs”).
We believe that the ECO Synthesis™ manufacturing platform presents several advantages to potentially address these limitations. First, this technology is being developed to integrate within existing manufacturing facilities, potentially eliminating much of the infrastructure investment required for commercial scale manufacturing of RNAi therapeutics with phosphoramidite chemistry. The ECO Synthesis™ manufacturing platform is also being designed to manufacture tens to hundreds of kilograms of high-purity RNA per batch, with a closed-loop system intended to increase volumetric reagent efficiency. Finally, our process is aqueous based, potentially mitigating the need for high volumes of acetonitrile, significantly decreasing chemical waste streams, and reducing heavy disposal and purification costs.

ECO Synthesis™ Manufacturing Platform Potential Commercial Opportunity
We believe we have significant competitive advantages to successfully execute on the ECO Synthesis™ manufacturing platform opportunity, largely stemming from synergies with our pharmaceutical manufacturing business in terms of technical expertise and commercial reach. Many of our pharmaceutical manufacturing customers are developing RNAi therapeutics, and we believe that their familiarity with our ability to engineer and scale complex enzymes is a significant commercial advantage for our ECO Synthesis™ manufacturing platform. However, there are also key differences that make this platform a compelling opportunity as compared to our existing pharmaceutical manufacturing business. Pharmaceutical manufacturing generally requires one-to-one custom enzyme engineering projects, which involve significant time and resource investment from Codexis. Our top five selling pharmaceutical manufacturing enzymes in 2023, excluding sales of CDX-616 related to PAXLOVID™, generated on average between $2.0 million to $9.0 million annually per enzyme between 2021 and 2023. By contrast, the ECO Synthesis™ manufacturing platform could be applicable to many customers and has the potential to manufacture a range of siRNA. Further, the potential scalability of our solution is differentiated from phosphoramidite chemistry, which is limited in batch size and requires high volumes of toxic solvent. We believe that the ECO Synthesis™ manufacturing platform could enable CDMOs and drug developers to scale production of RNA therapeutics and as a result could potentially command significantly better economic terms than the current annual revenues for pharmaceutical manufacturing enzymes.
A critical component that is complimentary to the ECO Synthesis™ manufacturing platform is our engineered double stranded RNA (“dsRNA”) ligase, which can stitch together fragments of chemically and/or, in the future, enzymatically synthesized RNA. We believe the dsRNA ligase has the potential to reduce the cost because the cost and impurity profile of phosphoramidite chemistry-built molecules has been shown to increase with the length of the oligonucleotide. Our capabilities in RNA ligase engineering have been in development throughout 2023 via customized evolution programs with medium and large pharmaceutical customers developing RNAi therapeutics. The dsRNA ligase is our early market entry into the RNAi therapeutics manufacturing market. In addition to potentially improving upon the wildtype ligation-based approaches currently available, our dsRNA ligase will serve as a way to introduce our ECO SynthesisTM manufacturing platform to customers who want to begin utilizing an enzymatic approach to the manufacture of RNAi therapeutics.
Other Differentiated Enzymes
In addition to DNA/RNA synthesis applications, we have also applied our CodeEvolver® technology platform to develop customized enzymes for customers using NGS and PCR/qPCR for in vitro molecular diagnostic and molecular biology research applications.
In December 2019, we entered into a license agreement to provide Roche Sequencing Solutions, Inc. ("Roche”) with an evolved DNA ligase for NGS library prep. In February 2024, we entered into a new license agreement with Roche granting them rights to our newly engineered DNA ligase, superseding our prior agreement in December 2019 for our evolved T4 DNA ligase. We are eligible to receive an aggregate of mid-single digit millions in upfront and technical milestones payments. This is consistent with our business strategy to focus our resources on high-value opportunities in pharmaceutical manufacturing and the ECO Synthesis™ manufacturing platform while monetizing non-core assets within our Life Sciences portfolio.
In June 2020, we entered into a co-marketing and enzyme supply collaboration agreement with Alphazyme LLC (“Alphazyme”) for the production and co-marketing of enzymes for life science applications. Since then, this collaboration has enabled the commercialization of Codex® HiFi DNA Polymerase, Codex® HiFi Hot Start DNA Polymerase, Codex® HiFi Hot Start 2X NGS Mix, Codex® HiCap RNA Polymerase, Codex® HiFi UL DNA Polymerase, and Codex® HiTemp Reverse Transcriptase.

In June 2020, we entered into a Master Collaboration and Research Agreement with Molecular Assemblies, Inc. (“MAI”) (the “MAI Agreement”), and between June 2020 and April 2022, we leveraged our CodeEvolver® technology platform to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. At the time we entered into the MAI Agreement, we purchased $1.0 million in MAI’s Series A financing. In April 2021, Codexis invested an additional $0.6 million in MAI’s Series A financing and, in September 2021, Codexis invested an additional $7.0 million in MAI’s Series B financing. In April 2022, we and MAI announced that, using our CodeEvolver® technology platform, we had developed a novel, engineered terminal deoxynucleotidyl transferase (“TdT”) enzyme which would enable MAI’s Fully Enzymatic Synthesis™ (“FES™”) technology that produces highly pure, sequence-specific DNA on demand. In August 2022, we and MAI announced that we had entered into a Commercial License and Enzyme Supply Agreement with MAI (the “MAI Supply Agreement”) under which Codexis shall manufacture and sell the TdT enzyme to MAI for use in native DNA synthesis. In connection with the execution of the MAI Supply Agreement, we received a milestone payment of $1.0 million in the form of an additional 1,587,049 shares of MAI Series B preferred stock pursuant to the MAI Agreement. In March 2023, we purchased an additional 985,545 shares of MAI Series B preferred stock for $0.8 million. As of December 31, 2023, we held 5,443,734 shares of MAI Series A preferred stock and 13,834,180 shares of MAI Series B preferred stock, for an aggregate of 19,277,914 shares of MAI's Series A and B preferred stock earned or purchased from MAI.
In March 2022, we entered into a Stock Purchase Agreement with seqWell, Inc. (“seqWell”), a privately held life sciences company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million. In March 2023, we entered into a Master Collaboration Agreement and Research Agreement with seqWell (the “seqWell Agreement”), pursuant to which we are providing research and experimental screening and protein engineering activities in exchange for compensation in the form of additional shares of seqWell's common stock. We received 205,279 shares of seqWell's common stock from research and development services with seqWell in the year ended December 31, 2023. In addition to our initial equity investment and the shares we have received under the seqWell Agreement, in September 2023, we purchased an additional 88,256 shares of seqWell's Series C-1 preferred stock and 44,128 common stock warrants for $0.4 million.
In December 2023, we announced that we have entered into an exclusive licensing agreement with Aldevron LLC (“Aldevron”), a global leader in the custom development and manufacture of plasmid DNA, RNA and proteins for the biotech industry, whereby Aldevron licensed our Codex® HiCap RNA Polymerase. Under the terms of the deal, Aldevron received global manufacturing and commercialization rights to the Codex® HiCap RNA Polymerase in exchange for payments for near-term technical milestones, along with commercial milestones and sales-based royalties for research use only material as well as good manufacturing practices (“GMP”) material.
OUR STRATEGY
Our strategy is to grow our revenues, profits, and stockholder value by leveraging our CodeEvolver® directed evolution technology platform in the following ways:
•Growing our foundational revenue-generating pharmaceutical manufacturing business. We intend to continue to pursue opportunities in the pharmaceutical market to use our enzymes to reduce the costs for manufacturing small molecule drugs. We intend to increase the number of pharmaceutical customers and processes that utilize and benefit from our novel, cost-saving enzyme biocatalyst solutions.
•Developing and commercializing high-performance enzymes for use in nucleic acid synthesis, including our dsRNA Ligase and our proprietary ECO Synthesis™ manufacturing platform. We intend to enable fully enzymatic nucleic acid synthesis, which includes the development of our proprietary ECO Synthesis™ manufacturing platform to manufacture RNAi therapeutics at commercial scale through an enzymatic route, including enabling enzymes to manufacture the building blocks, starter materials, and targeting moieties.
•Monetizing non-core assets and leveraging channel partners with strong commercial reach to drive penetration of other developed, non-core enzymes. Consistent with our strategy to focus on programs that we believe have the strongest probability of creating significant value in the near-term and beyond, we continue to look for opportunities to monetize non-core assets and to leverage channel partners with stronger commercial reach to drive penetration of other developed, non-core life sciences enzymes. Recent examples of this strategy include monetizing CDX-7108 through the purchase agreement with Nestlé and the exclusive licensing agreement with Aldevron for our Codex® HiCap RNA Polymerase, both of which were announced in December 2023, as well as the exclusive licensing agreement with Roche in February 2024 for the newly engineered DNA ligase.

Strategic Collaborations
Licensing Our CodeEvolver® Directed Evolution Technology Platform
GlaxoSmithKline
We entered into our first CodeEvolver® Platform Technology Transfer, Collaboration and License Agreement (“GSK CodeEvolver® Agreement”) in July 2014 with GlaxoSmithKline Intellectual Property Development Limited, a subsidiary of GSK, pursuant to which we granted GSK a non-exclusive, worldwide license to use our CodeEvolver® technology platform in the field of human healthcare for GSK's internal development purposes.
Under the GSK CodeEvolver® Agreement, we licensed and transferred our certain patents, patent applications and know-how from our CodeEvolver® technology platform to GSK, completing the transfer in April 2016. Under this agreement, we have the potential to receive contingent payments that range from $5.75 million to $38.5 million per project, dependent on GSK's successful application of the licensed technology. We are also eligible to receive royalties based on net sales, if any, of a limited set of products developed by GSK using our CodeEvolver® technology platform.
The term of the GSK CodeEvolver® Agreement continues, unless earlier terminated, until the expiration of all payment obligations under the GSK CodeEvolver® Agreement. GSK can terminate the GSK CodeEvolver® Agreement by providing 90 days written notice to us.
In 2019, we received a $2.0 million milestone payment on the advancement of an enzyme developed by GSK using our CodeEvolver® technology platform. In 2021, we received two additional milestone payments from GSK under the GSK CodeEvolver® Agreement.
Merck
In August 2015, we entered into a CodeEvolver® Platform Technology Transfer and License Agreement (the “Merck CodeEvolver® Agreement”) with Merck. The Merck CodeEvolver® Agreement allows Merck to use our proprietary CodeEvolver® technology platform in the field of human and animal healthcare.
Under the terms of the Merck CodeEvolver® Agreement, we granted to Merck an exclusive license under certain patents, patent applications and know-how from our CodeEvolver® technology platform for the research, development and manufacture of novel enzymes for use by Merck in the chemical synthesis of therapeutic products owned or controlled by Merck ("Merck Exclusive Field") and a non-exclusive worldwide license to use the CodeEvolver® technology platform to research, develop and manufacture novel enzymes for use by Merck in its internal research programs (“Merck Non-Exclusive Field”).
Under the terms of the Merck CodeEvolver® Agreement, Merck paid us upfront technology transfer and license fees and milestone payments over the technology transfer period of 15 months from August 2015. We also have the potential to receive product-related payments of up to $15.0 million for each active pharmaceutical ingredient (“API”) that is manufactured by Merck using one or more enzymes that have been developed or are in development using the CodeEvolver® technology platform during the 10-year period that begins on the conclusion of the 15-month technology transfer period. These product-related payments, if any, will be paid by Merck to us for each quarter that Merck manufactures API using a CodeEvolver®-developed enzyme. The payments will be based on the total volume of API produced using the CodeEvolver®-developed enzyme.
In September 2016, we completed the full transfer of the engineering platform technology. In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement whereby we amended certain licensing provisions and one exhibit. In January 2019, we entered into a second amendment to the Merck CodeEvolver® Agreement whereby we installed certain CodeEvolver® technology platform upgrades into Merck’s platform license installation. We maintained those upgrades for a multi-year term that expired in January 2022.
Novartis
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver® Agreement”) with Novartis. The Novartis CodeEvolver® Agreement allows Novartis to use our proprietary CodeEvolver® platform technology in the field of human healthcare.

Under the terms of the Novartis CodeEvolver® Agreement, we granted to Novartis a worldwide license to use certain patents, patent applications and know-how from our CodeEvolver® technology platform to research, develop and manufacture novel enzymes for use by or on behalf of Novartis as biocatalysts in the chemical synthesis of small molecule and bioconjugate APIs. The license is exclusive for the research, development and manufacture of novel enzymes for use by Novartis as biocatalysts in the chemical synthesis of API owned or controlled by Novartis (“Novartis Exclusive Field”) and non-exclusive for the research, development and manufacture of novel enzymes for use by Novartis in the chemical synthesis of API not owned or controlled by Novartis or any third party (“Novartis Non-Exclusive Field”).
In July 2021, we announced the completion of the technology transfer period during which we transferred our proprietary CodeEvolver® technology platform to Novartis (the “Technology Transfer Period”).
Pursuant to the Novartis CodeEvolver® Agreement, we received an upfront payment of $5.0 million shortly after the effective date. We completed the second technology milestone transfer under the agreement and received a milestone payment of $4.0 million in 2020. We have also received an aggregate of $5.0 million for the completion of the third technology transfer milestone in 2021.
In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (the “Improvements Term”), Novartis will pay us annual payments over four years which amount to an additional $8.0 million in aggregate. We also have the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® technology platform during the period beginning on the conclusion of the Technology Transfer Period and ending on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver®-developed enzyme.
The licenses to Novartis are granted under patents, patent applications and know-how that Codexis owns or controls as of the effective date of the Novartis CodeEvolver® Agreement and that cover the CodeEvolver® technology platform. Any improvements to the CodeEvolver® technology platform during the Technology Transfer Period will also be included in the license grants from Codexis to Novartis.
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
As of December 31, 2023, we owned or controlled approximately 1,990 active issued patents and pending patent applications in the United States and in various foreign jurisdictions, many of which are directed to our enabling technologies and specific methods and products that support our business in the pharmaceutical and oligonucleotide synthesis markets. This portfolio also includes patents and pending patent applications in the biotherapeutics, molecular diagnostics, and other markets. As of December 31, 2023, our patents and pending patent applications, if issued, have terms that expire between 2024 and approximately 2044. Our United States (“U.S.”) patents and pending patent applications directed to the CodeEvolver® technology platform developed internally by us have terms that expire between 2029 and approximately 2034. It is possible that some U.S. patents and patent applications (if issued) may be entitled to patent term extensions and/or patent term adjustments, which would extend the protection beyond these expiration dates. It is also possible that some patents and patent applications (if issued) in other jurisdictions will be entitled to additional patent terms. Our current intellectual property rights also include patents, trademarks, copyrights, software and certain assumed contracts that we acquired from Maxygen, Inc. (“Maxygen”) in October 2010, which are associated with directed evolution technology, known as the MolecularBreeding™ technology platform developed by Maxygen. The intellectual property rights and other related assets that we acquired from Maxygen continue to be subject to existing exclusive and non-exclusive license rights granted by Maxygen to third parties. We continue to file new patent applications in our business areas of interest, for which terms generally extend 20 years from the non-provisional filing date in the United States.

As of December 31, 2023, we owned approximately 100 trademark registrations in the United States and foreign jurisdictions, as well as various common law trademarks. These include, but are not limited to: Codexis®, Codex®, CodeEvolver®, Mosaic®, Sage®, Microcyp®, MCYP®, ProSAR®, Unlock the Power of Proteins®, the Codexis Protein Engineering Experts® logo, Strategist®, Continuity®, Ameli®, Forager®, Analogene®, Harvester®, Atoms®, Riptide®, APS® and a Codexis design mark (i.e., the stylized Codexis logo), as well as pending registration applications for ECO Synthesis™ and ecoRNA™.
COMPETITION
We face differing forms of competition in pharmaceutical manufacturing and RNAi therapeutics manufacturing, as set forth below.
Performance Enzyme
Pharmaceutical Manufacturing
We market our biocatalyst products and services to manufacturers of small molecule pharmaceutical intermediates and APIs. Our primary competitors in that market are companies marketing either conventional, non-enzymatic catalysts or alternative biocatalyst products and services, or from full-service CDMOs offering conventional chemistry approaches to the production of APIs. We also face competition from existing in-house technologies (both biocatalysis and conventional chemistries) within our client and potential client companies. The principal methods of competition and competitive differentiation in this market are price, product quality and performance, including manufacturing yield, safety and environmental benefits and speed of product delivery. Pharmaceutical manufacturers that use biocatalytic processes can face competition from manufacturers that use more conventional processes and/or manufacturers that are based in regions (such as India and China) with lower operating, regulatory, safety and environmental costs.
We also compete with companies developing and marketing conventional catalysts including, for example, Solvias AG, BASF, Johnson-Matthey and Takasago International Corporation.
The market for supplying enzymes for use in pharmaceutical manufacturing is quite fragmented. There is competition from large industrial enzyme companies, as well as subsidiaries of larger contract research/contract manufacturing organizations, such as DSM Firmenich, Cambrex Corporation, Lonza, WuXi STA and Almac Group Ltd. Some fermentation pathway design companies, such as Ginkgo Bioworks, whose traditional focus has been to design microorganisms that express small molecule chemicals, could extend into designing organisms that express enzymes. There is also competition in the enzyme customization and optimization area from several smaller companies, such as BRAIN AG, evoxx technologies GmbH, c-LEcta GmbH, Enzymicals AG, and Enzymaster.
The market for the manufacture and supply of APIs and intermediates is large, with many established companies. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, GSK, Novartis, Pfizer, Bristol-Myers Squibb Company ("Bristol-Myers"), Kyorin, Urovant, and Teva Pharmaceutical Industries Limited ("Teva"), which have significant internal research and development efforts directed at developing processes to manufacture APIs and intermediates for use in their drug product manufacturing. There is also a large network of CDMOs servicing the innovator companies with supply of APIs and/or intermediates. These C(D)MOs include Cambrex Corporation, Asymchem, WuXi STA and Almac Group Ltd, among many others. The processes used by these companies (both C(D)MOs and innovators) include classical organic chemistry reactions, chemo-catalytic reactions, biocatalytic reactions or combinations thereof. Our biocatalyst-based manufacturing processes must compete effectively on cost and efficiency with these internally developed routes.
We believe that our principal advantage is our ability to rapidly deliver customized biocatalysts for existing and new intermediates and APIs in the pharmaceutical manufacturing market. This capability has allowed us to create a breadth of biocatalysts with improved performance characteristics including, for example, better activity, stability, and activity on a range of substrates, compared to traditional chemistry-based manufacturing processes and naturally occurring (and thus not optimized) biocatalysts. We believe that our CodeEvolver® technology platform can provide substantially superior results, in shorter time frames, than companies offering competing biocatalyst development services.

ECO SynthesisTM Manufacturing Platform for RNAi Therapeutics
Following the restructuring of our business announced in July 2023, our Life Sciences business is now primarily focused on RNAi therapeutics manufacturing as we develop and commercialize the ECO Synthesis™ manufacturing platform. Phosphoramidite chemistry is the current and long-established industry standard for the manufacture of RNAi therapeutics, examples including antisense oligonucleotides (“ASO”), small-interfering RNA (“siRNA”), RNA aptamers, and guide RNA (“gRNA”). Primary competitors in this space include CDMOs, such as Agilent Technologies, which has made significant capital investment to expand their RNA manufacturing capabilities using phosphoramidite chemistry. In addition, CDMOs and large pharmaceutical companies are seeking to make incremental improvements to phosphoramidite chemistry, including the development of ligation-based approaches, liquid-phase synthesis, and solvent recycling. There are also multiple early-stage competitors who are pursuing fully enzymatic approaches to the manufacture of RNA, including EnPlusOne, a private startup company, and a UK-based consortium led by the Centre for Process Innovation (“CPI”) and consisting of multiple academic and research organizations, including The University of Manchester and large pharmaceutical companies, including AstraZeneca plc and Novartis.
Other
Core Technology
We are a leader in the field of enzyme engineering to create novel enzymes, and our work across Pharmaceutical Manufacturing and the Eco SynthesisTM manufacturing platform relies on our core technology. We are aware that other companies, organizations and persons have developed technologies that appear to have some similarities to our patented proprietary technologies. For example, we are aware that other companies, including Ginkgo Bioworks, BRAIN, Enzymaster, and Enzymicals AG have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. In addition, academic institutions such as the California Institute of Technology, University of Manchester, and the Austrian Centre of Industrial Biotechnology are also working in this field. This field is highly competitive with companies and academic and research institutions actively seeking to develop technologies that could be competitive with our technologies.
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
We initially commercialized our CodeEvolver® technology platform and products in the manufacture of small molecule pharmaceuticals, which remains a primary business focus. Our customers, which include many large, global pharmaceutical companies, use our technology, products and services in their process development and in manufacturing. Additionally, we have licensed our proprietary CodeEvolver® technology platform to global pharmaceutical companies enabling them to use this technology, in-house, to engineer enzymes for their own businesses.
CUSTOMERS
We rely on certain key customers for a significant portion of our total revenues and our accounts receivable balances. For the year ended December 31, 2023, two customers accounted for approximately 22% and 13% of our total revenues. As of December 31, 2023, four customers accounted for approximately 21%, 13%, 12% and 12% of our accounts receivable balances. For more information, see Note 15, “Segment, Geographical and Other Revenue Information” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

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
In September 2023, we announced that we had entered into an agreement for the assignment and assumption of lease for our San Carlos, California facility. In the first quarter of 2021, we entered into an arrangement to lease this facility to serve as an additional office and research and development laboratory space which we occupied beginning December 2021. As part of the restructuring of our business announced in July 2023, we consolidated operations to our Redwood City headquarters and discontinued investment in biotherapeutics. For additional information on the San Carlos facility, see Note 13, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
Our research and development operations include efforts directed towards engineering biocatalysts, bioprocess development, cellular engineering, biocatalyst screening, metabolites, strain improvement, fermentation development and process engineering. We conduct enzyme evolution, enzyme production development, microbial bioprocess development, cellular engineering, microbial evolution and process engineering evaluations and design primarily at our headquarters in Redwood City, California. Manufacturing of our enzymes is conducted primarily in four locations: at our in-house facility in Redwood City, California and at third-party contract manufacturing organizations, Lactosan GmbH & Co. KG (“Lactosan”) in Kapfenberg, Austria, ACS Dobfar S.p.A. (“ACSD”) (formerly known as DPhar S.p.A.) in Anagni, Italy, and Alphazyme in Jupiter, Florida, United States. Generally, we perform smaller scale manufacturing in-house and outsource larger scale manufacturing, representing a large percentage of our production of novel enzymes, to contract manufacturing organizations.
GOVERNMENT REGULATION
Our enzymes are used by pharmaceutical and biopharmaceutical companies in the manufacture of their drug or biologic product candidates and finished products. In the United States, the manufacture, distribution, marketing, and sale of drug products and the provision of certain services for development-stage pharmaceutical and biotechnology products are subject to extensive ongoing regulation by the United States Food and Drug Administration (“FDA”), the United States Department of Health and Human Services (“HHS”), state boards of pharmacy, state health departments, various accrediting bodies, and similar regulatory authorities in other countries, including laws and regulations governing bribery, fraud, kickbacks, and false claims. The costs associated with complying with the various applicable federal, state, local, national, and international laws and regulations could be significant, and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. The FDA extensively regulates, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drug and biologic products under the Federal Food, Drug and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our third-party contractors, collaborators, and customers will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which they wish to conduct studies or seek approval or licensure of their product candidates, which may include regulatory inspections for compliance with current good manufacturing practices (“cGMP”). The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. This regulatory scrutiny results in our customers imposing rigorous quality and other requirements on us as their supplier through supplier qualification processes and customer contracts and specifications.
The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice regulations;
•submission to the FDA of an IND, which must become effective before clinical trials in the United States may begin;

•performance of adequate and well-controlled human clinical trials to establish the safety and potency of the product candidate for each proposed indication, conducted in accordance with the FDA’s good clinical practice (“GCP”) regulations;
•preparation and submission to the FDA of a new drug application ("NDA") or biologics license application ("BLA") after completion of all pivotal clinical trials;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations and to assure that the facilities, methods and controls are adequate to preserve the drug's continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCPs; and
•FDA review and approval of the NDA or BLA prior to any commercial marketing, sale or distribution of the product.
Environmental, Health and Safety Regulations
We are responsible for ensuring an environmentally responsible, safe, and healthy workplace. We are required to abide by all relevant county, state and federal agency regulations for environmental, health and safety requirements and have the necessary procedure, permits, and licenses in place to operate accordingly. Our contracts with outside suppliers and vendors require compliance with applicable laws and regulations.
HUMAN CAPITAL RESOURCES
As of December 31, 2023, we had 174 full-time employees and part-time employees worldwide. Of these employees, 61 were engaged in research and development, 41 were engaged in operations and quality control and 72 were engaged in selling, general and administrative activities. None of our employees are represented by a labor union. Supported by our annual employee survey, we believe our relationship with our employees to be generally good. Our scientists, bioinformatics experts and other professionals work collaboratively as interdisciplinary teams to unlock and advance technological innovation.
Compensation, benefits and development
Our goal is to attract, motivate and retain talent with a focus on encouraging performance, promoting accountability and adhering to our company values. We offer competitive compensation and benefit programs including a company-matched 401(k) Plan, an Employee Stock Purchase Plan (“ESPP”), stock options for eligible employees, health savings and flexible spending accounts, paid time off, education and training programs, and employee assistance programs.
Diversity, equity and inclusion
We are committed to our continued efforts to increase diversity and foster an inclusive work environment that supports our global workforce and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace. Our diversity, equity and inclusion principles are also reflected in our employee training and policies. We continue to enhance our diversity, equity and inclusion policies which are guided by our executive leadership team, including our commitment to green chemistry, demonstrated, among other things, by our “My Green Lab Certification.”
Health and safety
We are committed to maintain a safe and healthy workplace for our employees. Our policies and practices are intended to protect our employees and the surrounding communities in which we operate.
We continue to monitor COVID-19 local, state, and federal guidance, policies and regulations for changes and we implement modifications to internal guidelines as needed. In response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees. These protocols include health and safety standards as required by state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.

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
•The demand for our product depends in part on our customers' research and development and the clinical and market success of their products.
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
•We have invested significant resources to enable fully enzymatic nucleic acid synthesis, which is based on novel ideas and technologies that are largely unproven.
•Future revenues from our sales of CDX-616 to Pfizer are subject to a number of factors which are outside of our control and may not materialize.
•Ethical, legal and social concerns about genetically engineered products and processes could limit or prevent the use of our products, processes, and technologies and limit our revenues.
•We have recently enhanced our strategic focus to concentrate on certain programs and business lines. As a result of this refined focus on returning the foundational, revenue-generating pharmaceutical manufacturing business and the ECO SynthesisTM manufacturing platform, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
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

•We may not be able to comply with the terms of our five-year loan and security agreement (our “Loan Agreement”) with Innovatus Life Sciences Lending Fund, I, LP, an affiliate of Innovatus Capital Partners (“Innovatus”).
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
Risks Related to Our Business and Strategy
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $76.2 million, $33.6 million, and $21.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $497.5 million. If we are unable to continue to successfully develop and commercialize products in our pharmaceutical manufacturing business, increase sales of existing products and services, develop and commercialize our ECO Synthesis™ manufacturing platform, and or develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GSK, Merck, Novartis, Nestlé Health Science, Aldevron and Roche provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis™ manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Biotherapeutic programs are highly regulated and expensive, and our enzyme products are complex and subject to quality control requirements. The ability of our customers, future customers or collaborators, including any company developing RNAi therapeutics, to advance product candidates utilizing our products to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
Although we are no longer developing our own portfolio of biotherapeutics product candidates, we continue to develop enzyme products, including our ECO Synthesis™ manufacturing platform, that may be used by our customers, future customers or collaborators in connection with their biotherapeutic product candidates. The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results.
Our customers are subject to extensive regulations by the FDA and similar regulatory authorities in other countries for conducting clinical trials and commercializing products for therapeutic, vaccine or diagnostic use. These regulations result in our customers imposing quality requirements on us for the manufacture of our enzyme products through supplier qualification processes and customer contracts and specifications
In order to market a biologic or drug product in the United States, our customers, future customers or collaborators must undergo the following process required by the FDA:
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
•preparation of and submission to the FDA of a Biologics License Application (“BLA”) or New Drug Application (“NDA”)after completion of all clinical studies;
•potential review of the product candidate by an FDA advisory committee;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities where the product candidate is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements;
•FDA review and approval of a BLA or NDA prior to any commercial marketing or sale of the product in the United States; and
•any post-approval requirements, if applicable.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and the results are inherently unpredictable. If our customers, future customers or collaborators are ultimately unable to obtain regulatory approval for their biotherapeutic product candidates utilizing our enzyme products, our business may be harmed. In addition, if our customers, future customers or collaborators fail to comply with applicable FDA or other regulatory requirements at any time during the drug development process, clinical testing, the approval process or after approval, they may become subject to administrative or judicial penalties, including the FDA’s refusal to approve a pending application, withdrawal of an approval, warning letters, product recalls and additional enforcement actions, any of which may have an adverse effect on our financial condition.
We believe our enzyme products are exempt from compliance with the Food, Drug, and Cosmetic Act (“FDCA”) and the current GMP (“cGMP”) regulations of the FDA, as our products are further processed and incorporated into final drug or biologic products by our customers and we do not make claims related to their safety or effectiveness. Our products are manufactured following the voluntary quality standards of ISO 9001:2015. In the event we, or our suppliers, produce products that fail to comply with required quality standards, we may incur delays in fulfilling orders, write-downs, damages resulting from product liability claims and harm to our reputation.

In the future, our products could become subject to more onerous regulation, or the FDA could disagree with our assessment that our enzyme products are exempt from current GMP regulations. In addition, the FDA could conclude that the products we provide to our customers are actually subject to the pharmaceutical, drug or biologic quality-related regulations for manufacturing, processing, packing or holding of drugs, biologics, or finished pharmaceuticals, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition.
We are dependent on a limited number of customers.
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the years ended December 31, 2023 and 2022, customers that each individually contributed 10% or more of our total revenue accounted for 35% and 56% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
Our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the year ended December 31, 2023, we derived a majority of our product revenue from these product supply agreements.
The demand for our products depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities. In addition, customer spending may be affected by, among other things, general market and economic conditions beyond our control.
Our customers are engaged in research, development, production, and marketing of pharmaceutical products and intermediates. The amount our customers spend on research, development, production, and marketing, as well as the outcomes of such research, development, and marketing activities, have a large impact on our sales and profitability, particularly the amount our customers choose to spend on our offerings. Available resources, the need to develop new products, and consolidation in the industries in which our customers operate may have an impact on such spending. Our customers and potential customers finance their research and development spending from private and public sources. A reduction in available financing for and spending by our customers, for these reasons or because of continued unstable or unpredictable economic and marketplace conditions, could have a material adverse effect on our business, financial condition, and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues, or other factors, our results of operations may be materially adversely affected.
With respect to customers purchasing our products for the manufacture of APIs for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition or results of operations.
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
Manufacturing of our enzymes is conducted primarily in four locations: our in-house facility in Redwood City, California, and at three third-party contract manufacturing organizations, Lactosan in Kapfenberg, Austria, ACSD ( in Anagni, Italy, and Alphazyme in Jupiter, Florida, United States. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and life sciences businesses.
Accordingly, we face risks of difficulties with, and interruptions in, performance by third party manufacturers, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. Enzyme manufacturing capacity limitations at our third-party manufacturers and manufacturing delays could negatively affect our business, reputation, results of operations and financial condition. The failure of any contract manufacturer to supply us our required volumes of enzyme on a timely basis, or to manufacture our enzymes in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand, would adversely affect our ability to sell pharmaceutical and complex chemicals products, could harm our relationships with our customers or collaborators and could negatively affect our revenues and operating results. We may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, and could cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.
We currently have supply agreements in place with Lactosan, ACSD and Alphazyme. In the absence of a supply agreement, a contract manufacturer will be under no obligation to manufacture our enzymes and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our product sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing facility, it could take several years or longer before our facility is able to produce commercial volumes of our enzymes. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our customers or collaborators and could negatively affect our revenues or operating results.
We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability, and could lead to disagreements with our current or former collaborators.
Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. For example, we have ongoing collaborations and agreements with GSK, Merck, Novartis, Roche and Aldevron that are important to our business and financial results. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform its obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, disagreements with a collaborator could develop, and any conflict with a collaborator could lead to litigation, reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, especially if they occur in our collaborations with GSK, Merck or Novartis, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products or grow our business or generate sufficient revenues to support our operations, we may not receive contemplated milestone payments and royalties under the collaboration, and we may be involved in litigation. Our collaboration opportunities could be harmed and our financial condition and results of operations could be negatively affected if:
•we do not achieve our research and development objectives under our collaboration agreements in a timely manner or at all;

•we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators;
•our collaborators and/or our contract manufacturers do not receive the required regulatory and other approvals necessary for the commercialization of the applicable product;
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
Takeda recently confirmed that it will end research, discovery and preclinical work in certain rare disease areas that may overlap with the programs on which we collaborate under the Strategic Collaboration and License Agreement (the “Takeda Agreement”) we entered into with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda, in March 2020. Takeda announced in April 2023 the discontinuance of these development programs.
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
We plan to launch new products for the pharmaceutical, biotherapeutics, diagnostics and other life science tools markets such as our ECO Synthesis™ manufacturing platform. These efforts are subject to numerous risks, including the following:
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
•the biotherapeutics products that use our tools may not receive regulatory approval or be commercially viable;
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
We have invested significant resources to enable fully enzymatic nucleic acid synthesis, which is based on novel ideas and technologies that are largely unproven.

Our ECO Synthesis™ manufacturing platform is currently in development to enable the commercial-scale manufacture of RNAi therapeutics through an enzymatic route. While we believe fully enzymatic nucleic acid synthesis will offer certain improvements over phosphoramidite chemistry, including with respect to required infrastructure investments, batch size limitations and waste disposal challenges, the enzymatic route is novel and has not yet been commercialized. As such, we may be faced with unforeseen results, delays and setbacks, in addition to the other foreseeable risks and uncertainties associated with the ongoing development of the ECO Synthesis™ manufacturing platform and other products.

Other challenges with a new technology such as our ECO Synthesis™ manufacturing platform include having an unknown and unproven regulatory path, uncertainly around the value that we can realize from the technology, uncertainty around the timeline for adoption of the technology by customers, and uncertainly around our ability to manufacture and partner with customers on manufacturing and utilizing the technology.

There can be no assurance that these events we may experience in the future related to enzymatic synthesis will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any delay or difficulties in developing and commercializing our ECO Synthesis™ manufacturing platform or any of our other current or future products could adversely affect our business and operations.
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
We are aware that other companies, including DSM, BASF, Bayer and Novozymes have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Academic institutions such as the California Institute of Technology, the Max Planck Institute and the Austrian Centre of Industrial Biotechnology are also working in this field. Technological development by others may result in our technology, products and services, as well as products developed by our customers using our biocatalysts, becoming obsolete.
Our primary competitors in the performance enzymes for the pharmaceutical products markets include (i) companies marketing either conventional, non-enzymatic processes or biocatalytic enzymes; (ii) manufacturers of pharmaceutical intermediates and APIs; and (iii) existing in-house technologies (both biocatalysts and conventional catalysts) within our client and potential client companies. The principal methods of competition and competitive differentiation in this market are price, product quality and performance, including manufacturing yield, safety and environmental benefits, and speed of delivery of product. Pharmaceutical manufacturers that use biocatalytic processes can face increased competition from manufacturers that use more conventional processes and/or manufacturers that are based in regions (such as India and China) with lower regulatory, safety and environmental costs.
The market for the manufacture and supply of APIs and intermediates is large with many established companies. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, GSK, Novartis, Pfizer, Bristol-Myers, Kyorin, Urovant, and Teva which have significant internal research and development efforts directed at developing processes to manufacture APIs and intermediates. The processes used by these companies include classical conventional organic chemistry reactions, chemo catalytic reactions, biocatalytic reactions or combinations thereof. Our biocatalytic based manufacturing processes must compete with these internally developed routes. Additionally, we also face competition from companies developing and marketing conventional catalysts such as Solvias Inc., BASF and Takasago International Corporation.

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
We face competitive challenges related to our ECO Synthesis™ manufacturing platform. Phosphoramidite chemistry is the current and long-established industry standard for the manufacture of RNA therapeutics. Primary competitors in this space include CDMOs, such as Agilent Technologies, which has made significant capital investment to expand their RNA manufacturing capabilities using phosphoramidite chemistry. In addition, CDMOs and large pharmaceutical companies are seeking to make incremental improvements to phosphoramidite chemistry, including the development of ligation-based approaches, liquid-phase synthesis, and solvent recycling. There are also multiple early-stage competitors who are pursuing fully enzymatic approaches to the manufacture of RNA, including EnPlusOne, a private startup company, and a UK-based consortium led by CPI and consisting of multiple academic and research organizations, including The University of Manchester and large pharmaceutical companies, including AstraZeneca plc and Novartis.
Our ability to compete successfully in any of these markets will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Many of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. They also started developing products earlier than we did, which may allow them to establish blocking intellectual property positions or bring products to market before we can. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. As a result, our competitors may be able to develop competing and/or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. We cannot be certain that any products we develop in the future will compare favorably to products offered by our competitors or that our existing or future products will compare favorably to any new products that are developed by our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, and could additionally lead to litigation.
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
Potential revenues in future years from our sales of CDX-616 to Pfizer and other potential customers (including sublicensees of Pfizer technology from The Medicines Patent Pool (the “MPP”)) are subject to a number of factors which are outside of our control, including, without limitation, the following, all of which could reduce or eliminate our sales of CDX-616, and therefore materially and adversely affect our business, results of operations and financial condition:
•Pfizer has no future binding commitment to purchase any particular quantity or quantities of CDX-616 from us, and we are dependent upon Pfizer continuing to place orders with us (whether on a spot basis or under a long-term agreement, when and if executed) for their requirements, if any, for CDX-616;
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
We have investments in illiquid or non-marketable equity securities acquired in private transactions. As of December 31, 2023, 7.1% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Because over 5% of our total assets consisted of non-marketable investment securities, any future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.
Ethical, legal and social concerns about genetically engineered products and processes could limit or prevent the use of our technology, products and processes and limit our revenues.
Some of our technology, products and services, such as our ECO Synthesis™ manufacturing platform, are genetically engineered or involve the use of genetically engineered products or genetic engineering technologies. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our technology, products and services may not be accepted. Any of the risks discussed below could result in increased expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies, products, or processes could be limited by the following factors:
•public attitudes about the safety and environmental hazards of, and ethical concerns over, genetic research and genetically engineered products and processes, which could influence public acceptance of our technologies, products and processes;
•public attitudes regarding, and potential changes to laws governing ownership of, genetic material, which could harm our intellectual property rights with respect to our genetic material and/or discourage collaborators from supporting, developing, or commercializing our technology, products and services; and
•governmental reaction to negative publicity concerning genetically modified organisms, which could result in greater government regulation of genetic research and derivative products.
The subject of genetically modified organisms has received negative publicity, which has aroused public debate. This adverse publicity could lead to greater regulation and trade restrictions on imports of genetically altered products. The biocatalysts that we develop have significantly enhanced characteristics compared to those found in naturally occurring enzymes or microbes. While we produce our biocatalysts only for use in a controlled industrial environment, the release of such biocatalysts into uncontrolled environments could have unintended consequences. Any adverse effect resulting from such a release could have a material adverse effect on our business and financial condition, damage our reputation, and/or expose us to liability for any resulting harm.

We have recently enhanced our strategic focus to concentrate on certain programs and business lines. As a result of this refined focus, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we have recently focused our efforts on developing certain programs and business lines. As a result, we may forego or delay pursuit of business opportunities that later prove to have greater commercial potential. Further our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs, such as ECO Synthesis™ manufacturing platform that is in development, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular program or business line, our business and results of operations could be harmed.
Given our recent change in strategic direction, we may receive limited revenue or no future value from certain of our existing license agreements.
While we have historically invested significant time and financial resources in the development of biotherapeutics assets, including candidates for the treatment of Fabry disease and Pompe disease, which are included in the Takeda Agreement, in July 2023, we announced we are terminating investment in our biotherapeutics business and in other programs. As a result, we are renegotiating some of these, along with other license agreements for product candidates in our biotherapeutics, food and feed, and non-core life science assets. For example, we entered into the Acquisition Agreement with Nestlé under which they acquired rights to our co-developed lipase enzyme CDX-7108 and we received an upfront payment and the right to downstream milestones and royalties, terminating our prior SCA and development agreement with Nestlé. While we are working to amend or terminate some of our agreements and enter into new agreements in such a way that we may be able to receive future revenue or other benefits, we may be unsuccessful in doing so. As a result, it remains uncertain as to whether we will receive any value or benefit from these license agreements going forward. Further, renegotiating these agreements may be costly and could divert management attention, which could have an adverse impact on our business and results of operations.
We use hazardous materials in our business and we must comply with environmental laws and regulations. Any claims relating to improper handling, storage or disposal of these materials or noncompliance of applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
Our research and development and commercial processes involve the use of hazardous materials, including chemical, radioactive and biological materials. Our operations also produce hazardous waste. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state, local and foreign laws and regulations govern the use, manufacture, storage, handling and disposal of, and human exposure to, these materials. We may face liability for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Although we believe that our activities comply in all material respects with environmental laws, there can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. In addition, we may be required to indemnify some of our customers or suppliers for losses related to our failure to comply with environmental laws, which could expose us to significant liabilities.
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
We are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. As part of these evaluations, material weaknesses in our internal controls over financial reporting may be identified. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we were able to remediate previously identified material weaknesses in our internal controls over financial reporting, there can be no guarantee we will not identify similar or other material weaknesses in the future and if such material weaknesses are identified, there can be no guarantee we would be able to remediate such material weaknesses. Any material weaknesses in our internal controls may adversely affect our ability to record, process, summarize and accurately report timely financial information and, as a result, our consolidated financial statements may contain material misstatements or omissions.
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
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our performance enzyme business, our spending to develop and commercialize new and existing enzyme products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including the ongoing commercialization of our ECO Synthesis™ manufacturing platform, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any enzyme products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies.

In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as funding the ongoing commercialization of our ECO Synthesis™ manufacturing platform, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, including pursuant to the EDA, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under our Loan Agreement, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Covenants and other provisions in our Loan Agreement with Innovatus restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Loan Agreement.
Pursuant to the Loan Agreement, Innovatus has been granted a security interest in substantially all of our assets. If an event of default occurs under the Loan Agreement, Innovatus may foreclose on its security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.
In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, Innovatus would have a prior right to substantially all of our assets to the exclusion of our general unsecured creditors. Only after satisfying the claims of Innovatus and any unsecured creditors would any amount be available for our equity holders.
The pledge of these assets and other restrictions imposed in the Loan Agreement may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged to secure the Loan Agreement obligations, our ability to incur additional indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

In addition, if we are unable to comply with certain financial and operating restrictions in the Loan Agreement, we may be limited in our business activities and access to credit or may default under the Loan Agreement. Provisions in the Loan Agreement impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:
•sell, lease or transfer certain parts of our business or property, including equity interests of our subsidiaries;
•engage in new lines of business;
•acquire new companies and merge or consolidate;
•incur additional debt or guarantee the indebtedness of others or our subsidiaries;
•create liens or encumbrances;
•pay cash dividends and make distributions or redeem or repurchase our capital stock;
•make certain investments;
•enter into transactions with affiliates; and
•terminate or, in certain cases, amend our material agreements.

The Loan Agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Loan Agreement and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds then available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our obligations under the Loan Agreement would result in Innovatus foreclosing on all or a portion of our assets, which could force us to curtail or cease our operations.
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
In the future, our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, such as COVID-19 or any resurgence thereof. If national, state and local governments in affected regions implement safety precautions, similar to those implemented in response to COVID-19, including quarantines, border closures, increased border controls, travel restrictions, governmental orders and shutdowns, business closures, cancellations of public gatherings and other measures, such precautions could, and for COVID-19 did, disrupt normal business operations both in and outside of affected areas and could have significant negative impacts on businesses and financial markets worldwide.

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
Risks Related to Government Regulation
Our ongoing efforts to deploy our technology in the life science tools markets may fail.
We have used our CodeEvolver® directed evolution technology platform to develop new products for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. While we have entered into license agreements for products in this market, we do not know if we can successfully compete in this new market. This new market is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships.
We have also developed a newly engineered ligase designed to address sequencing challenges. These enzymes, and any additional products that we may develop in the future for this market, may not succeed in displacing current products. If we succeed in commercializing new products for this market, we may not generate significant revenues and cash flows from these activities. The failure to successfully deploy products on a timely basis in this space may limit our growth and have a material adverse effect on our financial condition, operating results and business prospects.
Even if our customers, future customers or collaborators obtain regulatory approval for any products utilizing our enzymes, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.
Any products that receives FDA approval will remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals received for such products may also be subject to limitations on the approved indicated uses for which they may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance studies. For example, the holder of an approved NDA or BLA in the United States is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA or BLA. In the United States, the holder of an approved NDA or BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Similar provisions apply in the European Union (the “EU”). Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similarly, in the EU any promotion of medicinal products is highly regulated and, depending on the specific jurisdiction involved, may require prior vetting by the competent national regulatory authority. In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA, BLA or foreign marketing application.
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
In addition, if our customers or collaborators fail to comply with applicable regulatory requirements, the FDA and other regulatory authorities may:
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
•refuse to approve a pending NDA, BLA or comparable foreign marketing application (or any supplements thereto);
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
The healthcare industry is highly regulated. We, and our customers, are subject to various local, state, federal, national, and international laws and regulations, which include laws and regulations promulgated by the FDA, HHS, state boards of pharmacy, state health departments, and similar regulatory bodies in other countries. Additionally, our business operations and future arrangements with investigators, healthcare professionals, and consultants, among others, may expose us and our customers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil False Claims Act, the federal Civil Monetary Penalties Law, and analogous state laws. These laws may constrain the business or financial arrangements and relationships through which we will conduct our operations. Because of the breadth of these laws and narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be regulated by or subject to challenge under one or more of such laws. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts of our employees, agents, contractors, or collaborators that turn out to violate any of the laws described above. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
In the United States, there have been, and we expect there will continue to be, a number of legislative initiatives to contain healthcare costs. Some of these initiatives, such as ongoing healthcare reform, including with respect to reforming drug pricing, adverse changes in governmental or private funding of healthcare products and services, legislation or regulations governing patient access to care, and the delivery, coverage, pricing, and reimbursement of pharmaceuticals and healthcare services may cause our customers to change the amount of our offerings that they purchase from us or the price they are willing to pay us for these offerings. If cost-containment efforts or other healthcare reform measures limit our customers’ profitability, they may decrease research and development spending, which could decrease the demand for our products and services and materially adversely affect our growth prospects. Any of these factors could harm our customers’ businesses, which, in turn, could materially adversely affect our business, financial condition, results of operations, cash flows, and prospects.
We cannot predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislative, administrative, or other action. Any substantial revision of applicable healthcare legislation could have a material adverse effect on the demand for our customers’ products, which in turn could have a negative impact on our results of operations, financial condition, or business. Changes in the healthcare industry’s pricing, selling, inventory, distribution, or supply policies or practices, or in public or government sentiment for the industry as a whole, could also significantly reduce our revenue and results of operations.
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
We will continue to file and prosecute patent applications and maintain trade secrets in an ongoing effort to protect our intellectual property rights. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged or invalidated, in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications. We sometimes permit certain patents or patent applications to lapse or go abandoned under appropriate circumstances. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected, and we subsequently abandon them. It is also possible that we may develop proprietary technology, products or services in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to conduct business. In addition, any patent issued to us or to our licensor may provide us with little or no competitive advantage, in which case we may abandon such patent, license it to another entity or terminate the license agreement.
Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technologies, products or services that are identical or similar to ours or that compete with ours. Patent, trademark, copyright and trade secret laws afford only limited protection for our technology, products and services . The laws of many countries do not protect our proprietary rights to as great of an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to operate under the aspects of our intellectual property rights, or proprietary technology, products or services or products, or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology, services and products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our technology, products and services are covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure that our technology products and/or services do not infringe, violate or misappropriate any patents or other intellectual property rights owned or controlled by others or that they will not in the future.

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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of December 31, 2023, we owned or controlled approximately 1,990 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of December 31, 2023, our patents and patent applications, if issued, have terms that expire between 2024 and approximately 2044. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Additional uncertainty may result from legal precedent handed down by the United States Federal Circuit Court and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our, our licensors', and other companies' patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that: (i) we or our licensors were the first to invent the inventions covered by each of our pending applications, (ii) we or our licensors were the first to file patent applications for these inventions, or (iii) the proprietary technology, products or services we develop will be patentable. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our technology, products and services. Monitoring unauthorized use of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, products or services, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States. Moreover, third parties could practice our inventions in territories where we do not have patent protection. Such third parties may then try to import products made using our inventions into the United States or other countries. If competitors are able to use our proprietary technology, products or services, our ability to compete effectively could be harmed. In addition, others may independently develop and obtain patents for technologies, products or services that are similar to or superior to our technologies, products or services. If that happens, we may need to license these technologies, products or services, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. Changes in patent laws and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them, or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or may obtain in the future. For example, in some cases, we have filed for unitary patent protection under the rules implemented on June 1, 2023, in the European Patent Office. We will continue to assess this route of protection on a case-by-case basis, as applications are filed and patents are granted through the European Patent Office. This may alter our ability to protect our patents in some European countries. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. For example, in some foreign jurisdictions, governments have the right to compel patent owners to grant others licenses to their intellectual property under certain circumstances. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patent and intellectual property laws. We may encounter significant problems in enforcing and defending our intellectual property both in the United States and abroad. For example, if the issuance in a given country of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims or the written description or enablement in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in other countries, our ability to protect our intellectual property rights in those countries may be limited. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may materially diminish the value of our intellectual property rights or narrow the scope of our patent protection. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
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
The industries in which we operate and the biotechnology industry, in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. We are aware of some patents and patent applications relating to aspects of our technologies, products or services filed by, and issued to, third parties. We cannot assure that if such third-party patents rights are asserted against us that we would ultimately prevail. Any involvement in litigation or other intellectual property proceedings inside and/or outside of the United States to defend against claims that we infringe, misappropriate or violate the intellectual property rights of others may divert our management’s time from focusing on business operations and could cause us to spend significant amounts of money. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop making, using, selling or importing our technologies, products and services that use the subject intellectual property;
•pay monetary damages to the third party asserting claims against us;
•grant or transfer rights to third parties relating to our patents or other intellectual property rights;
•obtain from the third party asserting its intellectual property rights a license to make, sell, offer for sale, import or use the relevant technology, product or service, which license may not be available on reasonable terms, or at all; or

•redesign those technologies, products, services or processes that use any allegedly infringing, misappropriated or violated intellectual property rights, or relocate the operations relating to the allegedly infringing, misappropriated or violated intellectual property rights to another jurisdiction, which may result in significant cost or delay to us, could be technically infeasible or could prevent us from making, selling, offering for sale, using or importing some of our technologies, products or services in the United States or other jurisdictions.
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
Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of the Company. Among other things, our amended and restated certificate of incorporation and bylaws provide for a board of directors which is divided into three classes, with staggered three-year terms and provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our board of directors, the chairman of the board of directors, our chief executive officer or president may call a special meeting of the stockholders. In addition, our amended and restated certificate of incorporation allows our board of directors, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advanced notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer to acquire our company may be considered beneficial by some stockholders.

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
•our ability to successfully and timely develop and commercialize new products, including our ECO Synthesis™ manufacturing platform, for the markets we serve;
•the potential of GSK, Merck, Novartis or any other performance enzyme customer terminating their agreements with us;
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
•our ability to comply with the terms of our Loan Agreement;
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
Our headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. We are also vulnerable to other types of disasters and other events that could disrupt our operations, such as riot, civil disturbances, war, terrorist acts, public health emergencies, domestic or foreign conflicts, infections in our laboratory or production facilities or those of our customers or contract manufacturers and other events beyond our control. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event, and we may incur substantial expenses as a result of the limited nature of such plans. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

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
In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to employees and other individuals, our confidential or proprietary information or confidential information we hold on behalf of third parties. We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. Our remediation efforts may not be successful. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the remote work policies we initiated in response to the COVID-19 pandemic, and our continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We have programs in place to detect, contain and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur. Even if identified, we may be unable to adequately and timely investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

We and certain of our external vendors are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur, it could result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, vendors, strategic partners, other contractors, consultants or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, which may not be covered by insurance or may be in excess of our insurance coverage. Additionally, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development of our products could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business and could materially and adversely affect our business, results of operations and financial condition.
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
Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for the collection, use, sharing and security of personal information that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In the European Union (“EU”), the EU General Data Protection Regulation (“EU GDPR”) governs the processing of personal data. The UK has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (the “UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR imposes requirements for controllers, including (among others) specific requirements for obtaining valid consent where consent is the legal basis for processing, requirements around accountability and transparency, the obligation to consider data protection when any new products or services are developed, the obligation to comply with individuals’ data protection rights, and the obligation to notify relevant data supervisory authorities of notifiable personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach (and affected data subjects where the personal data breach is likely to result in a high risk to their rights and freedoms). The EU GDPR provides that EU member states may enact their own additional national laws and regulations regarding the processing of genetic, biometric or health data, which could affect our ability to use and share personal data or could cause our costs to increase and potentially harm our business and financial condition. Failure to comply with the requirements of the GDPR can result in (among other things) fines of up to the greater of €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or 4% of an organization’s total worldwide annual turnover of the preceding financial year and other administrative penalties. To the extent that we are subject to the GDPR, compliance with the GDPR may require substantial amendments to our procedures and policies and these changes could adversely impact our business by increasing operational and compliance costs or impact business practices. Further, there is a risk that the amended policies and procedures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of personal data, potentially resulting in us facing harms similar to those described above.
Among other requirements, the EU GDPR prohibits the international transfer of personal data subject to the GDPR from the European Economic Area (“EEA”) to third countries that the European Commission does not recognize as having an ‘adequate’ level of data protection, unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In July 2020, the Court of Justice of the EU in its Schrems II judgement limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-U.S. Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“EU SCCs”), including a requirement for companies to carry out a transfer privacy impact assessment (“TIA”). A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the EU SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA.
On October 7, 2022, U.S. President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (“DPF”) and in July 2023, the European Commission adopted its Final Implementing Decision granting the United States adequacy (“Adequacy Decision”) for EU-U.S. transfers of personal data for entities self-certified to the DPF. Entities relying on EU SCCs for transfers to the United States are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the United States. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its own version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK-style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge (“UK Adequacy Regulations”). Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF.
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
Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or that are perceived to have not responded appropriately, may suffer from reputational damage, which could result in the business, financial condition and/or stock price of a company being materially and adversely affected. For example, certain customers have inquired about our ESG practices and may impose ESG guidelines, procurement policies, sustainability standards, mandates or reporting requirements for, and may scrutinize relationships more closely with, their suppliers, including us, which may lengthen sales cycles, increase our costs or impair our ability to attract and retain customers. Further, this increased focus on ESG issues may result in new regulations, international accords and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. An allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation. Additionally, the subjective nature and wide variety of methods and processes used by various stakeholders, including investors, to assess environmental, social, and governance criteria could result in a negative perception or misrepresentation of the company's sustainability policies and practices.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information. We assess and identify cybersecurity risk to such information by maintaining cybersecurity policies that require continuous monitoring and detection programs and network security precautions. Our program incorporates industry-standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information.
We manage cybersecurity risks by maintaining various protections designed to safeguard against cyberattacks, including firewalls and virus detection software, and periodic end user training on common cybersecurity threats (e.g. phishing exercises and interactive trainings). We have established our disaster recovery plan and we protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerabilities, perform penetration testing and engage third parties to assess effectiveness of our data security practices. A third party security consultant conducts regular network security reviews, scans and audits, and we may consult with other external experts as warranted by a particular cybersecurity incident or threat. In addition, we maintain insurance that includes cybersecurity coverage.
Areas of cybersecurity risk are assessed bi-annually, and updates are reported by our Vice President of Information Technology (“VP IT”) to the Board’s Audit Committee and senior management annually. Where our bi-annual cybersecurity risk assessment identifies areas for improvement, we document and track our remediation activities, which are also reported to the Audit Committee and senior management annually. In this way, our program to manage cybersecurity risk integrates with our overall risk management processes.
With respect to third parties who provide services affecting critical business management systems, we collect and maintain SOC2 type II reports (attestation of controls at a service organization over a minimum six-month period). For other third-party service providers, cybersecurity risk is addressed as appropriate.
As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition. Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.
Governance
The Company’s Board of Directors has visibility into cybersecurity risks through its Audit Committee and through the process described below. The Audit Committee has oversight of the Company’s cybersecurity risk management programs and the design and operating effectiveness thereof, and reviews reports from Company management on cybersecurity, data privacy and other risks relevant to the Company’s computerized information system controls and security.
Areas of cybersecurity risk are assessed bi-annually, and updates are reported by the VP IT to the Audit Committee and senior management annually. Where our bi-annual cybersecurity risk assessment identifies areas for improvement, we document and track our remediation activities, which are also reported to the Audit Committee and senior management annually.
Senior management has appointed a Cybersecurity Council that is responsible for identifying, escalating, and facilitating the assessment and determination of the materiality of cybersecurity incidents and threats. The Cybersecurity Council is made up of representatives of IT, Legal and Finance, as well as ad hoc additional members depending on the circumstances of the incident or threat. The members of the Cybersecurity Council do not have specific expertise in cybersecurity risk other than the VP IT who has more than 20 years of experience, and engages with trusted third-party experts for support and guidance when additional expertise is required. Prior to joining Codexis, our VP IT has managed cybersecurity functions, where he was responsible for overseeing cybersecurity strategy and operations, including incident response, threat intelligence, security awareness training programs, risk assessments and remediation, and regulatory and compliance matters.

An actual or suspected cybersecurity incident that jeopardizes the confidentiality, integrity, or availability of Codexis' information systems or any information residing therein (or threat that presents significant risk to our information systems as identified by IT) is reported to the Cybersecurity Council by our IT Department. The focus of the Cybersecurity Council is on the investigation and facilitation of senior management’s assessment and determination of materiality of an incident or threat, and such investigation is separate but contemporaneous with the investigation(s) done under other applicable programs, policies, and plans regarding cybersecurity. The Cybersecurity Council will liaise directly with other investigation(s) and share information and assessments. Along with assistance from the Cybersecurity Council as necessary, senior management reports its materiality determination and analysis, including necessary facts to support its determination, to the Audit Committee of the Board of Directors. Pursuant to its charter, the Audit Committee may, along with senior management, report such determination to the Board of Directors.
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
In January 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC (“ARE”) to lease a portion of a facility comprising approximately 36,593 rentable square feet at 825 Industrial Road, San Carlos, California to serve as additional office and research and development laboratory space (the “San Carlos Space”). In December 2021, we commenced occupancy of the San Carlos Space. The lease term for the San Carlos Space was through the end of November 2031, with one (1) option to extend the term of the lease for the San Carlos Space for five (5) years.
In July 2023, we announced our plan to consolidate operations from our San Carlos facility to our headquarters in Redwood City. On September 1, 2023, the Company entered into an Assignment and Assumption of Lease (the “Assignment Agreement”) with Vaxcyte, Inc. (“Vaxcyte”) to assign to Vaxcyte all of the Company’s right, title and interest in, under and to the San Carlos Space and the Lease Agreement, dated as of January 29, 2021. On September 6, 2023, the Company, Vaxcyte and ARE entered into a Consent to Assignment and First Amendment (the “Consent”) pursuant to which ARE consented to the Assignment Agreement and the assignment by the Company and the assumption by Vaxcyte of the Company’s interest as tenant in the lease and agreed to release the Company from all of its obligations under the lease that accrue from and after the assignment. The effective date of the assignment was October 1, 2023.
We believe that the facility that we currently lease in Redwood City, California is adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.
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
As of February 23, 2024, there were approximately 125 stockholders of record. A substantially greater number of stockholders may be "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid cash dividends on our common stock, and we currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. In addition, unless waived, the terms of our Loan Agreement prohibit us from paying any cash dividends or making other distributions. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference from the information that will be set forth in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2024 (the “2024 Proxy Statement”) under the heading “Executive Compensation—Equity Compensation Plan Information.”
Stock Price Performance Graph
The following tabular information and graph compare our total common stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Total Return Index for the period December 31, 2018 through December 31, 2023. The figures represented below assume an investment of $100 in our common stock at the closing price on December 31, 2018 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Total Return Index on December 31, 2018 and the reinvestment of dividends into shares of common stock. The comparisons in the table and graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. The tabular information and graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

		December 31,
$100 investment in stock or index	Ticker	2018	2019	2020	2021	2022	2023
Codexis, Inc.	CDXS	$100.00	$95.75	$130.72	$187.25	$27.90	$18.26
Nasdaq Composite Total Return	XCMP	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Nasdaq Biotechnology (Total Return) Index	XNBI	$100.00	$125.11	$158.17	$158.20	$142.19	$148.72

Comparison of Cumulative Total Return Among Codexis, Nasdaq Composite Index and Nasdaq Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Codexis (CDXS)
Nasdaq Composite Total Return (XCMP)
Nasdaq Biotechnology (Total Return) Index (XNBI)

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," or "continue," and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item IA: "Risk Factors," of this Annual Report on Form 10-K and elsewhere in this report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.
Business Overview
We are a leading enzyme engineering company leveraging our proprietary CodeEvolver® technology platform to discover, develop, enhance, and commercialize novel, high performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. We focus on leveraging our capacity to enhance the properties and performance of enzymes to drive pivotal improvements across two key focus areas: our foundational, revenue-generating pharmaceutical manufacturing business and our Enzyme-Catalyzed Oligonucleotide (ECO) Synthesis™ (“ECO Synthesis™”) manufacturing platform, which is currently in development to enable the commercial scale manufacture of RNA interference (RNAi) therapeutics. Our unique enzymes drive improvements such as higher yields, increased purity, reduced energy usage and waste generation, and improved efficiency in manufacturing. In July 2023, we announced that we discontinued investment in certain development programs, primarily in our novel biotherapeutics business segment and that we are actively exploring options to drive value by potentially monetizing other non-core assets within our Life Sciences portfolio.
Within the pharmaceutical manufacturing business, we utilize our CodeEvolver® technology platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to reduce their costs and improve the efficiency and productivity of their manufacturing processes for small molecule therapeutics. We also use the CodeEvolver® technology platform to develop enzymes for the synthesis of nucleic acids such as DNA/RNA, including our ECO Synthesis™ manufacturing platform. We demonstrated gram-scale synthesis with the ECO Synthesis™ manufacturing platform in December 2023 and expect to begin pre-commercial customer testing in 2024. We anticipate that this will be followed by early commercial licenses to the ECO Synthesis™ manufacturing platform in 2025 and a full commercial launch in 2026.
Recent Developments
On February 13, 2024, we entered into a five-year loan and security agreement with Innovatus Life Sciences Lending Fund I, LP, an affiliate of Innovatus Capital Partners, LLC (“Innovatus”), for an aggregate principal amount of up to $40.0 million (the “Loan Agreement”) consisting of two tranches, of which the first tranche of $30.0 million was completed on execution of the Loan Agreement. We will be eligible to draw on the second tranche of $10.0 million upon achievement of certain milestones including certain pre-specified revenue thresholds. The two tranches collectively are referred to as the “Term Loans.”
Investing and Financing Activities
In March 2022, we entered into a Stock Purchase Agreement with seqWell Inc. (“seqWell”), a privately held biotechnology company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million. In September 2023, we purchased an additional 88,256 shares of seqWell's Series C-1 preferred stock and 44,128 common stock warrants for $0.4 million. As of December 31, 2023, we have 1,293,535 shares of seqWell's Series C and C-1 preferred stock that we have earned or purchased since executing the Stock Purchase Agreement with seqWell.

In May 2021, we filed a Registration Statement on Form S-3 with the SEC, that automatically became effective upon its filing, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. On February 27, 2023, we filed a post-effective amendment to that Registration Statement on Form S-3. Pursuant to that post-effective amendment, we registered an aggregate $200.0 million of securities. In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2023, 3,079,421 shares of our common stock were issued and sold pursuant to the EDA for gross proceeds of $8.7 million, or $7.9 million in net proceeds after PSC's commissions and direct offering expenses of $0.7 million. As of December 31, 2023, $41.3 million of shares remained available for sale under the EDA. During the year ended December 31, 2022, no shares of our common stock were sold pursuant to the EDA.
In June 2020, we entered into a Stock Purchase Agreement with MAI, a privately held life sciences company, pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. Mr. Nicols, our former President and CEO until August 2022, also joined MAI’s board of directors in June 2020 and remained on MAI's board until September 2023. Concurrently with our initial equity investment, we entered into a Master Collaboration and Research Agreement with MAI (the “MAI Agreement”), pursuant to which we performed services utilizing our CodeEvolver® directed evolution technology platform to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A and B preferred stock. In April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million. In September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million. As of December 31, 2023, we held 19,277,914 shares of MAI's Series A and B preferred stock that we have earned or purchased since executing the Stock Purchase Agreement with MAI.
Business Impact of COVID-19 and Sales of CDX-616 to Pfizer for PAXLOVID™
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The impact of COVID-19 affected segments of the global economy and its continuing impacts may affect our operations, including the potential interruption of our supply chain. On May 11, 2023, the COVID-19 Public Health Emergency (“PHE”) declared under the Public Health Service Act expired. While COVID-19 is no longer considered a PHE, future surges or actions taken in response to COVID-19 or other PHEs may materially affect our products, supply chain or operations.
As a result of the COVID-19 pandemic, in 2021 and 2022 we received purchase orders from Pfizer Inc. (“Pfizer”) for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary API, nirmatrelvir, used by Pfizer in combination with the API ritonavir, as its PAXLOVID™ (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans. We are a party to an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. On March 31, 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue during the second quarter of 2023. Pfizer's ability to utilize the credit under item (i) above expired on December 31, 2023, and under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024. The sale of CDX-616 to Pfizer had a substantial impact on our revenues in 2021 and 2022, and to a lesser extent in 2023. Potential revenues in future years from our sales of CDX-616 to Pfizer and other potential customers (including sublicensees of Pfizer technology from The Medicine Patent Pool) are subject to a number of factors which are outside of our control and could reduce or eliminate our sales of CDX-616.

RESULTS OF OPERATIONS
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,			% of Total Revenues
	2023	2022	2021	2023	2022	2021
Revenues:
Product revenue	$42,906	$116,676	$70,657	61%	84%	67%
Research and development revenue	27,237	21,914	34,097	39%	16%	33%
Total revenues	70,143	138,590	104,754	100%	100%	100%
Costs and operating expenses:
Cost of product revenue	12,809	38,033	22,209	18%	27%	21%
Research and development	58,885	80,099	55,919	84%	58%	53%
Selling, general and administrative	53,250	52,172	49,323	76%	38%	47%
Restructuring charges	3,284	3,167	—	5%	2%	—%
Asset impairment and other charges	9,984	—	—	14%	—%	—%
Total costs and operating expenses	138,212	173,471	127,451	197%	125%	121%
Loss from operations	(68,069)	(34,881)	(22,697)	(97)%	(25)%	(21)%
Interest income	4,172	1,441	459	6%	1%	—%
Other income (expense), net	(12,274)	124	1,148	(17)%	—%	1%
Loss before income taxes	(76,171)	(33,316)	(21,090)	(108)%	(24)%	(20)%
Provision for income taxes	69	276	189	—%	—%	—%
Net loss	$(76,240)	$(33,592)	$(21,279)	(108)%	(24)%	(20)%
Revenues
Our revenues consist of product revenue and research and development revenue as follows:
•Product revenue consist of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits.
•Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
Revenues are as follows (in thousands, except percentages):

				Change
	Year Ended December 31,			2023		2022
	2023	2022	2021	$	%	$	%
Product revenue	$42,906	$116,676	$70,657	$(73,770)	(63)%	$46,019	65%
Research and development revenue	27,237	21,914	34,097	5,323	24%	(12,183)	(36)%
Total revenues	$70,143	$138,590	$104,754	$(68,447)	(49)%	$33,836	32%

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
2023 compared to 2022
Total revenues decreased by $68.4 million in 2023 to $70.1 million, as compared to 2022. The decrease was driven by lower product revenue as compared to the prior year.

Product revenue was $42.9 million in 2023, a decrease of 63% compared with $116.7 million in 2022. The decrease in product revenue was primarily due to decreased sales of CDX-616 to Pfizer. This decrease was partially offset by $8.2 million release of prior year's deferrals related to Pfizer's fee, $3.2 million release of prior periods' product revenue deferrals due to early termination of the enzyme supply obligations to a customer and $1.3 million of product revenue recognized as settlement fee pursuant to the enzyme supply agreement with the same customer.
Research and development revenue increased by $5.3 million in 2023 to $27.2 million, or 24% compared with $21.9 million in 2022, primarily due to higher revenue from the Pfizer license agreement and from Nestlé Health Science under the Nestlé SCA and development agreement and the Acquisition Agreement, which was partially offset by lower research and development fees from existing collaboration agreements being recognized in 2023 as compared to the prior year.
2022 compared to 2021
Total revenues increased by $33.8 million in 2022 to $138.6 million, as compared to 2021. The increase was driven by growth in product revenue of $46.0 million, or 65%, partially offset by a decrease in research and development revenue of $12.2 million, or 36%.
Product revenue was $116.7 million in 2022, an increase of 65% compared with $70.7 million in 2021. The increase in product revenue was primarily due to $40.9 million higher revenue from Pfizer sales related to the purchase of CDX-616.
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
Costs and Operating Expenses (in thousands, except percentages):

				Change
	Year Ended December 31,			2023		2022
	2023	2022	2021	$	%	$	%
Cost of product revenue	$12,809	$38,033	$22,209	$(25,224)	(66)%	$15,824	71%
Research and development	58,885	80,099	55,919	(21,214)	(26)%	24,180	43%
Selling, general and administrative	53,250	52,172	49,323	1,078	2%	2,849	6%
Restructuring charges	3,284	3,167	—	117	4%	3,167	100%
Asset impairment and other charges	9,984	—	—	9,984	100%	—	—%
Total costs and operating expenses	$138,212	$173,471	$127,451	$(35,259)	(20)%	$46,020	36%

Costs of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our consolidated statements of operations (in thousands, except percentages):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2023	2022	$	%	2022	2021	$	%
Product revenue	$42,906	$116,676	$(73,770)	(63)%	$116,676	$70,657	$46,019	65%
Cost of product revenue(1)	12,809	38,033	(25,224)	(66)%	38,033	22,209	15,824	71%
Product gross profit	$30,097	$78,643	$(48,546)	(62)%	$78,643	$48,448	$30,195	62%
Product gross margin (%)(2)	70%	67%			67%	69%

(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.

2023 compared to 2022
Cost of product revenue decreased by $25.2 million in 2023 to $12.8 million, as compared to 2022. The decrease was primarily due to lower volume of product sales as compared to prior year. Product gross margins increased to 70% in 2023 as compared to 67% in 2022, primarily due to product revenue recognized with no related costs in 2023 related to the utilization of Pfizer's fee and early termination of an enzyme supply agreement with a customer, and was partially offset by variability in the product mix.
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
2023 compared to 2022
Research and development expenses were $58.9 million in 2023 compared to $80.1 million in 2022, a decrease of $21.2 million, or 26%. This decrease was primarily due $10.0 million decrease in costs associated with lower headcount, $6.4 million decrease in outside services and Chemistry, Manufacturing and Controls (“CMC”) and regulatory expense, $4.1 million in lower lab supplies expense, $1.3 million in lower stock comp expense, and $1.0 million decrease in lease costs due to the assignment of our San Carlos facility lease. These were partially offset by $1.7 million in higher allocable costs.
2022 compared to 2021
Research and development expenses were $80.1 million in 2022 compared to $55.9 million in 2021, an increase of $24.2 million, or 43%. The increase was primarily due to an increase of $7.4 million in costs associated with higher headcount, $4.8 million in higher facilities and repair and maintenance expenses, $5.3 million increase in outside services and CMC and regulatory expenses, $2.6 million in higher lab supplies, $2.1 million in higher depreciation expenses, $1.1 million in higher stock-based compensation expenses and $0.7 million in higher allocable expenses. Some of these cost increases are a result of the impact of inflation seen in 2022.
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
2023 compared to 2022
Selling, general and administrative expenses were $53.3 million in 2023 compared to $52.2 million in 2022, an increase of $1.1 million, or 2%. This increase was primarily due to $3.6 million higher in payroll-based expenses, $0.6 million in higher legal expense, $0.4 million in higher repairs and maintenance expense, and $0.3 million in higher consulting and outside services. This was partially offset by $3.2 million lower stock based compensation expense and $0.4 million in lower allocable expenses.

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
Restructuring Charges
Restructuring charges consist of employee severance and other termination benefits due to workforce reduction plans that were initiated during the third quarter of 2023 and in the fourth quarter of 2022. Restructuring charges were $3.3 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively.
Asset Impairment and Other Charges
Asset impairment and other charges for the year ended December 31, 2023 were $10.0 million, consisting of a $9.2 million long-lived asset impairment charge and a $0.8 million goodwill impairment charge, all of which are non-cash charges. No asset impairment charges were recorded for the years ended December 31, 2022 or 2021.
Interest Income and Other Income (Expense), net (in thousands, except percentages):

				Change
	Year Ended December 31,			2023		2022
	2023	2022	2021	$	%	$	%
Interest income	$4,172	$1,441	$459	$2,731	190%	$982	214%
Other income (expense), net	(12,274)	124	1,148	(12,398)	(9,998)%	(1,024)	(89)%
Total other income (expense), net	$(8,102)	$1,565	$1,607	$(9,667)	(618)%	$(42)	(3)%

Interest Income
Interest income increased by $2.7 million in 2023 compared to 2022, primarily due to higher average interest rates on cash balances. Interest income increased by $1.0 million in 2022 compared to 2021, primarily due to higher average interest rates on cash balances, and was partially offset by earned interest income on a non-marketable debt security in the prior year.
Other Income (Expense), net
Other income (expense), net, decreased by $12.4 million in 2023 compared to 2022, primarily due to impairment of our investments in MAI, seqWell and Arzeda. Other income (expense), net, decreased by $1.0 million in 2022 compared to 2021, primarily due to a lower gain from remeasurement on the carrying value of our investment in MAI recognized in 2022 as compared to 2021.
Provision for Income Taxes (in thousands, except percentages):

				Change
	Year Ended December 31,			2023		2022
	2023	2022	2021	$	%	$	%
Provision for income taxes	$69	$276	$189	$(207)	(75)%	$87	46%

The provision for income taxes in 2023 was primarily for current year state income taxes and the accrual of interest and penalties on historic uncertain tax positions.
The provision for income taxes in 2022 was primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the Unites Stated and remitted to the United States and the accrual of interest and penalties on historic uncertain tax positions, as well as current year state income taxes.

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
Net Loss
Net loss for 2023 was $76.2 million, or a net loss per basic and diluted share of $1.12. This compared to a net loss of $33.6 million, or $0.51 per basic and diluted share for 2022. The increase in net loss was primarily related to lower product revenues from CDX-616 and one-time charges recognized during 2023 related to asset impairment, including impairment in our investments in non-marketable equity securities, and restructuring charges, which was partially offset by lower operating expenses in 2023.
Net loss for 2022 was $33.6 million, or a net loss per basic and diluted share of $0.51. This compared to a net loss of $21.3 million, or $0.33 per basic and diluted share for 2021. The increase in net loss was primarily related to lower research and development revenues and higher operating expenses.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. In addition, pursuant to the Loan Agreement, we received $30.0 million from Innovatus, as Lender, on February 13, 2024 and may become eligible to borrow up to an additional $10.0 million upon the achievement of certain financial milestones. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks.
Our primary uses of capital for the foreseeable future, including the next 12 months, are for compensation and related expenses, research and development expenses including manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs.
The following summarizes our cash and cash equivalents balance and working capital as of December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$65,116	$113,984	$116,797
Working capital	$57,636	$113,828	$128,517
Sources of Capital
In addition to our existing cash and cash equivalents and revenue generated through our existing operations, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives and certain royalty payments under our collaboration agreements with Merck, Nestlé, and Novartis of up to $59.0 million in aggregate. In addition, under the GSK CodeEvolver® Agreement, we have the potential to receive additional contingent payments that range from $5.8 million to $38.5 million per project. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.

In addition, pursuant to the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. Subsequent to the end of the first quarter of 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue during the second quarter of 2023. Pfizer's ability to utilize the credit under item (i) above expired on December 31, 2023, and under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024, and any portion of the fee that is not utilized within the specific period will be forfeited and recognized as revenue.
We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver® technology platform, develop and commercialize new and existing products including our ECO Synthesis™ manufacturing platform and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by product sales and product gross margins, sales from licensing our technology to major pharmaceutical companies, and collaborative research and development services provided to customers, as well as our headcount costs, primarily in research and development. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of products, collaborative research and development services, and licensing our technology to major pharmaceutical companies. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of two tranches, of which the first tranche of $30.0 million was completed upon execution of the Loan Agreement. We will be eligible to draw on the second tranche of $10.0 million upon achievement of certain milestones including certain pre-specified revenue thresholds. The Term Loan carries an interest-only period of 36 months and will bear an interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%.
Equity Distribution Agreement
In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. During the year ended December 31, 2023, 3,079,421 shares of our common stock were issued and sold pursuant to the EDA, all during the first half of 2023, and we received net proceeds of $7.9 million. As of December 31, 2023, $41.3 million of shares remained available for sale under the EDA. Sales of our common stock under this arrangement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
Liquidity
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

However, we may need additional capital if our current plans and assumptions change. In addition, we may choose to seek other sources of capital even if we believe we have generated sufficient cash flows to support our operating needs. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products including our ECO Synthesis™ manufacturing platform, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under our Loan Agreement, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate development of new products or services, such as our ECO Synthesis™ manufacturing platform, or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Cash Flows
The following is a summary of cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$(52,638)	$11,284	$(14,267)
Net cash used in investing activities	(4,858)	(13,578)	(21,422)
Net cash provided by (used in) financing activities	8,167	(575)	3,767
Net decrease in cash, cash equivalents and restricted cash	$(49,329)	$(2,869)	$(31,922)

Cash Flows from Operating Activities
The $63.9 million decrease in net cash provided by operating activities in 2023 as compared to 2022 was primarily due to the net effect of decreases in cash received from our customers due to lower revenue in 2023 and with 2022 benefiting from the receipt of a $25.9 million fee from Pfizer that is creditable against future orders, partially offset by decreases in cash paid for cost of revenues and operating expenses.
The $25.6 million increase in net cash provided by operating activities in 2022 as compared to 2021 was primarily due to the receipt of a $25.9 million fee from Pfizer in August 2022 creditable against future orders and increases in cash received from revenue, which was partially offset by increased payments associated with higher operating costs.
Cash Flows from Investing Activities
The $8.7 million decrease in net cash used in investing activities in 2023 as compared to 2022 was primarily due to higher cash utilized for additional investments in equity securities and purchases of property and equipment in the prior year.
The $7.8 million decrease in net cash used in investing activities in 2022 as compared to 2021 was primarily due to higher cash utilized for additional investments in equity securities and purchases of property and equipment in 2021.
Cash Flows from Financing Activities
The $8.7 million increase in net cash provided by financing activities in 2023 as compared to 2022 was primarily due to proceeds from issuance of common stock under the EDA and lower cash paid on taxes related to net share settlement of equity awards.
The $4.3 million decrease in net cash provided by financing activities in 2022 as compared to 2021 was primarily due to higher cash paid on taxes related to net share settlement of equity awards and lower proceeds from exercises of stock options.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2023, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K as promulgated by the SEC.
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
Product Revenue
Certain of our agreements provide options to customers which they can exercise at a future date, such as the option to purchase our product during the contract duration at discounted prices and an option to extend their contract, among others. In accounting for customer options, we determine whether an option is a material right and this requires us to exercise significant judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right. If the contract gives the customer the option to acquire additional goods or services at their normal SSPs, we would likely determine that the option is not a material right and, therefore, account for it as a separate performance obligation when the customer exercises the option. We primarily account for options which provide material rights using the alternative approach available under the Accounting Standards Codification (“ASC”) 606, as we concluded we meet the criteria for using the alternative approach. Therefore, the transaction price is calculated as the expected consideration to be received for all the goods and services we expect to provide. We update the transaction price for expected consideration, subject to constraint, each reporting period if our estimate of future goods to be ordered by customers change. Estimating expected consideration to be received under the alternative approach involves significant judgment.
Research and Development Revenue
The majority of our research and development agreements are based on a contractual rate per dedicated project team working on the project. The underlying product that we develop for customers does not create an asset with an alternative use to us and the customer receives benefits as we perform the work towards completion. Thus, our performance obligations are generally satisfied over time as the service is performed. We utilize an appropriate method of measuring progress towards the completion of our performance obligations to determine the timing of revenue recognition. For each performance obligation that is satisfied over time, we recognize revenue using a single measure of progress either based on hours incurred or output of services provided.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our unrestricted cash and cash equivalents total $65.1 million at December 31, 2023. We primarily invest these amounts in money market funds which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2023, the effect of a hypothetical 10% decrease in market interest rates would have an $0.3 million impact on a potential loss in future interest income and cash flows.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of December 31, 2023, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $41 thousand.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Codexis, Inc.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Codexis, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Notes 2, 3 and 5 to the consolidated financial statements, the Company enters into contracts with customers that include enzyme supply, licensing, and collaborative research and development agreements. Certain contracts with customers may contain multiple performance obligations, options, up-front and/or annual license fees, fees for research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage. The Company recognizes revenue in a manner that best depicts the transfer of promised goods or services to the customer when control of the product or service is transferred to a customer. The Company makes significant judgments in determining revenue recognition for certain customer contracts.
We identified the evaluation of management’s accounting for revenue from certain new and amended contracts with customers as a critical audit matter due to significant judgments and estimates involved in the identification of distinct performance obligations, allocation of transaction price to distinct performance obligations, determination and estimation of material rights, determination of the pattern of transfer of control for each distinct performance obligation and estimation of variable consideration. Auditing these elements involved especially subjective and complex auditor judgments due to the nature and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included:
•Testing the design, implementation and operating effectiveness of internal controls relating to the Company's accounting for certain new and amended revenue contracts, including controls over identification of distinct performance obligations and material rights, the determination of the timing of revenue recognition, allocation of transaction price to distinct performance obligations, and the estimation of variable consideration.
•Examining a sample of these contracts to test management's identification of significant terms for completeness, including the identification of distinct performance obligations, material rights and variable consideration.
•Evaluating the reasonableness and accuracy of management’s judgments and estimates used in identification and accounting for material rights.
•Assessing the reasonableness of management’s judgments and estimates to calculate variable consideration, and the timing of recognizing the related revenue subject to any constraints.
•Evaluating the appropriateness of management’s allocation of the transaction price to the distinct performance obligations and determination of whether identified performance obligations meet the criteria for over-time revenue recognition.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2013.

San Francisco, California
February 28, 2024

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on Internal Control over Financial Reporting
We have audited Codexis, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.

San Francisco, California
February 28, 2024

Codexis, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$65,116	$113,984
Restricted cash, current	519	521
Financial assets:
Accounts receivable	10,036	31,904
Contract assets	815	2,116
Unbilled receivables	9,142	7,016
Total financial assets	19,993	41,036
Less: allowances	(65)	(163)
Total financial assets, net	19,928	40,873
Inventories	2,685	2,029
Prepaid expenses and other current assets	5,218	5,487
Total current assets	93,466	162,894
Restricted cash	1,062	1,521
Investment in non-marketable equity securities ($0 and $13,921 with a related party)	9,700	20,510
Right-of-use assets - Operating leases, net	13,137	39,263
Property and equipment, net	15,487	22,614
Goodwill	2,463	3,241
Other non-current assets	1,246	350
Total assets	$136,561	$250,393
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,947	$3,246
Accrued compensation	11,246	11,453
Other accrued liabilities	4,735	15,279
Current portion of lease obligations - Operating leases	3,781	5,360
Deferred revenue	10,121	13,728
Total current liabilities	35,830	49,066
Deferred revenue, net of current portion	640	16,881
Long-term lease obligations - Operating leases	12,243	38,278
Other long-term liabilities	1,233	1,371
Total liabilities	49,946	105,596
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 69,905 and 65,811 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	584,138	566,081
Accumulated deficit	(497,530)	(421,290)
Total stockholders’ equity	86,615	144,797
Total liabilities and stockholders’ equity	$136,561	$250,393

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product revenue ($0, $514 and $0 from a related party)	$42,906	$116,676	$70,657
Research and development revenue ($0, $1,245 and $1,955 from a related party)	27,237	21,914	34,097
Total revenues	70,143	138,590	104,754
Costs and operating expenses:
Cost of product revenue	12,809	38,033	22,209
Research and development	58,885	80,099	55,919
Selling, general and administrative	53,250	52,172	49,323
Restructuring charges	3,284	3,167	—
Asset impairment and other charges	9,984	—	—
Total costs and operating expenses	138,212	173,471	127,451
Loss from operations	(68,069)	(34,881)	(22,697)
Interest income	4,172	1,441	459
Other income (expense), net ($0, $208 and $983 from a related party)	(12,274)	124	1,148
Loss before income taxes	(76,171)	(33,316)	(21,090)
Provision for income taxes	69	276	189
Net loss	$(76,240)	$(33,592)	$(21,279)

Net loss per share, basic and diluted	$(1.12)	$(0.51)	$(0.33)
Weighted average common stock shares used in computing net loss per share, basic and diluted	68,131	65,344	64,568

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2020	64,283	$6	$536,516	$(366,419)	$170,103
Exercise of stock options	699	—	5,180	—	5,180
Release of stock awards	181	—	—	—	—
Employee stock-based compensation	—	—	11,346	—	11,346
Non-employee stock-based compensation	—	—	247	—	247
Taxes paid related to net share settlement of equity awards	(54)	—	(1,206)	—	(1,206)
Net loss	—	—	—	(21,279)	(21,279)
December 31, 2021	65,109	6	552,083	(387,698)	164,391
Exercise of stock options	410	—	955	—	955
Release of stock awards	373	—	—	—	—
Employee stock-based compensation	—	—	14,398	—	14,398
Non-employee stock-based compensation	—	—	133	—	133
Taxes paid related to net share settlement of equity awards	(81)	—	(1,488)	—	(1,488)
Net loss	—	—	—	(33,592)	(33,592)
December 31, 2022	65,811	6	566,081	(421,290)	144,797
Exercise of stock options	283	—	559	—	559
Release of stock awards	796	—	—	—	—
Employee stock-based compensation	—	—	9,969	—	9,969
Non-employee stock-based compensation	—	—	2	—	2
Issuance of common stock, net of issuance costs of $721	3,080	1	7,931	—	7,932
Taxes paid related to net share settlement of equity awards	(65)	—	(404)	—	(404)
Net loss	—	—	—	(76,240)	(76,240)
December 31, 2023	69,905	$7	$584,138	$(497,530)	$86,615

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(76,240)	$(33,592)	$(21,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,518	5,402	3,113
Amortization expense - right-of-use assets - operating and finance leases	4,405	4,849	2,834
Stock-based compensation	9,971	14,531	11,593
Provision (recovery) for credit losses	(65)	4	342
Equity securities earned from research and development activities ($0, ($1,245), and ($1,955) from a related party)	(213)	(1,245)	(1,955)
Unrealized gain on non-marketable securities ($0, ($208), and ($983) from a related party)	—	(208)	(1,272)
Asset impairment and other charges	9,984	—	—
Impairment of investment in non-marketable securities	12,215	—	—
Other non-cash items	4	(29)	(19)
Changes in operating assets and liabilities:
Financial assets	20,247	(3,225)	(9,156)
Inventories	(656)	(869)	(196)
Prepaid expenses and other assets	(865)	181	(2,268)
Accounts payable	2,287	207	268
Accrued compensation and other accrued liabilities	(14,041)	5,983	6,575
Other long-term liabilities	(5,341)	(5,223)	(4,147)
Deferred revenue ($0, $0, $245 to a related party)	(19,848)	24,518	1,300
Net cash provided by (used in) operating activities	(52,638)	11,284	(14,267)
Investing activities:
Purchase of property and equipment	(4,418)	(8,307)	(13,828)
Proceeds from sale of property and equipment	751	29	36
Investment in non-marketable securities ($0, $0, and ($7,630) in a related party)	(1,191)	(5,300)	(7,630)
Net cash used in investing activities	(4,858)	(13,578)	(21,422)
Financing activities:
Proceeds from exercises of stock options	422	955	5,180
Proceeds from issuance of common stock in connection with public offering	8,652	—	—
Costs incurred in connection with issuance of common stock at public offering	(503)	(42)	(207)
Taxes paid related to net share settlement of equity awards	(404)	(1,488)	(1,206)
Net cash provided by (used in) financing activities	8,167	(575)	3,767
Net decrease in cash, cash equivalents and restricted cash	(49,329)	(2,869)	(31,922)
Cash, cash equivalents and restricted cash at the beginning of the year	116,026	118,895	150,817
Cash, cash equivalents and restricted cash at the end of the year	$66,697	$116,026	$118,895

Supplemental disclosure of cash flow information:
Interest paid	$44	$34	$14
Income taxes	$194	$100	$102
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,068	$897	$2,533

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$65,116	$113,984	$116,797
Restricted cash, current and non-current	1,581	2,042	2,098
Total cash, cash equivalents and restricted cash at the end of the period	$66,697	$116,026	$118,895
See accompanying notes to consolidated financial statements

Codexis, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business
In these notes to the consolidated financial statements, the “Company,” “we,” “us,” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
We discover, develop, enhance, and commercialize novel, high performance enzymes and other classes of proteins leveraging our proprietary CodeEvolver® directed evolution technology platform.
We previously managed our business as two business segments, Performance Enzymes and Novel Biotherapeutics. During the fourth quarter of 2023, we made changes to the structure of our organization in connection with the restructuring of our business that we announced in July 2023, including the discontinuation of investment in certain development programs, primarily in our biotherapeutics business, consolidation of operations to our Redwood City, California headquarters, and headcount reduction. In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. As a result of these changes, our previous Performance Enzymes and Novel Biotherapeutics operating segments were combined into a single reportable segment. Effective October 1, 2023, the Company's operations are managed and reported to the CEO on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. Under this new organizational and reporting structure, we managed our business as one reportable segment as of December 31, 2023. Comparative prior period disclosures that reflected the previous two segments' information have been revised to conform to this change in our reportable segment.
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

The majority of our research and development agreements are based on a contractual rate per dedicated project team working on the project. The underlying product that we develop for customers does not create an asset with an alternative use to us and the customer receives benefits as we perform the work towards completion. Thus, our performance obligations are generally satisfied over time as the service is performed. We utilize an appropriate method of measuring progress towards the completion of our performance obligations to determine the timing of revenue recognition. For each performance obligation that is satisfied over time, we recognize revenue using a single measure of progress either based on hours incurred or output of services provided.
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
Our CodeEvolver® technology platform transfer collaboration agreements typically include license fees, upfront fees, and variable consideration in the form of milestone payments, and sales or usage-based royalties. We have recognized revenues from our platform technology transfer agreements over time as our customer uses our technology.
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
Cost of Product Revenue
Cost of product revenue comprises both internal and third party fixed and variable costs including materials and supplies, labor, facilities, and other overhead costs associated with our product sales. Shipping costs are included in our cost of product revenue. Shipping costs were $1.0 million, $3.0 million, and $1.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were $0.3 million for each of the years ended December 31, 2023, 2022 and 2021.
Stock-Based Compensation
We use the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted under our equity incentive plans and for our employee stock purchase plan (“ESPP”). The Black-Scholes-Merton option pricing model requires the use of assumptions, including the expected term of the award and the expected stock price volatility. The expected term is based on historical exercise behavior for similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. We use historical volatility to estimate expected stock price volatility. The risk-free rate assumption is based on United States Treasury instruments whose terms are consistent with the expected term of the stock options. The expected dividend assumption is based on our history and expectation of dividend payouts.

Restricted Stock Units (“RSUs”), Restricted Stock Awards (“RSAs”) and performance-contingent restricted stock units (“PSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. Performance based options (“PBOs”) are measured using the Black-Scholes-Merton option pricing model. The vesting of PBOs and PSUs awarded is conditioned upon the attainment of one or more performance objectives over a specified period and upon continued employment through the applicable vesting date. At the end of the performance period, shares of stock subject to the PBOs and PSUs vest based upon both the level of achievement of performance objectives within the performance period and continued employment through the applicable vesting date.
Stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated annual forfeiture rates for stock options, RSUs, PSUs, PBOs, and RSAs are based on historical forfeiture experience.
The estimated fair value of stock options, RSUs, RSAs and shares to be issued under the ESPP are expensed on a straight-line basis over the vesting term of the grant and the estimated fair value of PSUs and PBOs are expensed using an accelerated method over the term of the award once management has determined that it is probable that the performance objective will be achieved. Compensation expense is recorded over the requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Management assesses the probability of the performance milestones being met on a continuous basis.
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
Restricted Cash
In 2016, we began the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as current restricted cash on the consolidated balance sheets of $0.5 million as of December 31, 2023 and 2022.
Pursuant to the terms of our lease agreements, we obtained letters of credit collateralized by cash deposit balances of $1.1 million and $1.5 million as of December 31, 2023 and 2022, respectively. These cash deposits balances are recorded as non-current restricted cash on the consolidated balance sheets. For additional information, see Note 13, “Commitments and Contingencies.”
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and unbilled receivables, contract assets, non-marketable securities, and restricted cash. Cash that is not required for immediate operating needs is invested principally in money market funds. Cash and cash equivalents are invested through banks and other financial institutions in the United States and India. Such deposits in those countries may be in excess of insured limits. The Company has not experienced material losses on its deposits of cash and cash equivalents.
We perform ongoing credit evaluations of our customer's financial condition whenever deemed necessary. We maintain an allowance for doubtful accounts based on the expected collectability of all financial assets, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. As of December 31, 2023, we had four customers that accounted for 58% of our accounts receivable balance. As of December 31, 2022, two customers accounted for 63% of our accounts receivable balance. We believe the accounts receivable balances from our largest customers do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience.
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

Property and Equipment
Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization calculated using the straight-line method over their estimated useful lives as follows:

Asset classification	Estimated useful life
Laboratory equipment	5 years
Computer equipment and software	3 years
Office equipment and furniture	5 years
Leasehold improvements	Lesser of useful life or lease term
Property and equipment classified as construction in process includes equipment that has been received but not yet placed in service. Normal repairs and maintenance costs are expensed as incurred.
Impairment of Long-Lived Assets
We evaluate the carrying values of long-lived assets, which include property and equipment and right-of-use assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For additional information on the impairment charge recorded for the year ended December 31, 2023, see Note 8, “Balance Sheets Details” and Note 13, “Commitments and Contingencies.” No impairment charges for long-lived assets were recorded during the year ended December 31, 2022.
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
We evaluate equity securities for impairment when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an "other-than-temporary” decline in the estimated fair value of the equity security compared to its carrying value. We calculate the estimated fair value of these securities using information from the investee, which may include:
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
The valuation may be reduced if the company's potential has deteriorated significantly. If the factors that led to a reduction in valuation are overcome, the valuation may be readjusted. For additional information on the impairment charge recorded for the year ended December 31, 2023, see Note 6, “Investments in Non-Marketable Securities.”

Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment considering amongst other things, whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value is less than its carrying amount, a quantitative fair value test is performed. Goodwill had a carrying value of $2.5 million and $3.2 million as of December 31, 2023 and 2022, respectively.
We test goodwill for impairment annually, on the last day of the fourth fiscal quarter, and between annual tests if events and circumstances indicate it is more likely than not that the fair value is less than its carrying amount. The annual impairment test is completed using either: a qualitative "Step 0" assessment based on reviewing relevant events and circumstances; or a quantitative "Step 1" assessment, which determines the fair value. To the extent the carrying amount is less than its estimated fair value, an impairment charge is recorded. Using a relative fair value allocation methodology for assets and liabilities, we compare the carrying amount of net assets and the goodwill to its fair value. If the fair value exceeds its carrying amount, goodwill is considered not impaired. Any excess carrying amount of goodwill over its fair value is recognized as an impairment. We recorded impairment charges related to goodwill of $0.8 million, nil, and nil for the years ended December 31, 2023, 2022, and 2021, respectively. For additional information on the impairment charge recorded for the year ended December 31, 2023, see Note 8, “Balance Sheets Details.”
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. We have recorded a valuation allowance against these deferred tax assets in jurisdictions where ultimate realization of deferred tax assets is more likely than not to occur. As of December 31, 2023 and 2022, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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

We account for uncertainty in income taxes as required by the provisions of Accounting Standards Update (“ASU”) 2009-06, Income Taxes (Topic 740) Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.
The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss (“NOL”) carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we should experience such a change of ownership, utilization of our federal and state NOL carryforwards could be limited.
Accounting Pronouncements
Recently adopted accounting pronouncements
Aside from those recently issued accounting pronouncements not yet adopted and described below, there have not been any recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2023 that are of significance or potential significance to us.
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU are intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
In October 2023, FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in the ASU are intended to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, as announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
Note 3. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers into the nature of the products and services, and geographic regions, and includes a reconciliation of the disaggregated revenue. The geographic regions that are tracked are the Americas (United States, Canada, and Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Australia, New Zealand, Southeast Asia, and China).

Disaggregated information is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Major products and service:
Product revenue	$42,906	$116,676	$70,657
Research and development revenue	27,237	21,914	34,097
Total revenues	$70,143	$138,590	$104,754

Primary geographical markets:
Americas	$13,733	$17,000	$23,481
EMEA	22,907	56,540	20,187
APAC	33,503	65,050	61,086
Total revenues	$70,143	$138,590	$104,754

For additional information regarding revenue disaggregated by geography, see Note 15, “Segment, Geographical and Other Revenue Information.”
Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	December 31, 2023	December 31, 2022
Contract assets	$815	$2,116
Unbilled receivables	$9,904	$7,016
Contract costs	$—	$19
Contract liabilities: deferred revenue	$10,761	$30,609
We recognize accounts receivable when we have an unconditional right to recognize revenue and have issued an invoice to the customer. Our payment terms are generally between 30 and 90 days. We recognize unbilled receivables when we have an unconditional right to recognize revenue and have not issued an invoice to our customer. Unbilled receivables are transferred to accounts receivable on issuance of an invoice. Unbilled receivables are classified separately on the consolidated balance sheets as an asset. We maintain a valuation allowance on accounts receivables and unbilled receivables. As of December 31, 2023, we have $9.1 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.8 million of long-term unbilled receivables that is included within the other non-current assets line item in the consolidated balance sheets. As of December 31, 2022, we had $7.0 million of short-term unbilled receivables presented as unbilled receivables within current asset.
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
During the years ended December 31, 2023, 2022 and 2021, we had no asset impairment charges related to contract assets.

We recognized the following revenues (in thousands):

	Year Ended December 31,
Revenue recognized in the period for:	2023	2022
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$17,937	$2,038
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	4,165	279
Performance obligations satisfied from new activities in the period - contract revenue	48,041	136,273
Total revenues	$70,143	$138,590

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2023.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts (in thousands):

	2024	2025	2026	2027 and Thereafter	Total
Product revenue	$10,121	$140	$140	$360	$10,761

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022	2021
Shares issuable under the Equity Incentive Plans and ESPP(1)	9,028	7,442	5,215

(1) Included 568,224 of anti-dilutive potential common shares from ESPP for the year ended December 31, 2023.
Note 5. Collaborative Arrangements
GSK Platform Technology Transfer, Collaboration and License Agreement
In July 2014, we entered into a CodeEvolver® Platform Technology Transfer, Collaboration and License agreement (the “GSK CodeEvolver® Agreement”) with GSK. Pursuant to the terms of the agreement, we granted GSK a non-exclusive license to use the CodeEvolver® technology platform to develop novel enzymes for use in the manufacture of GSK's pharmaceutical and health care products. We completed the transfer of the CodeEvolver® technology platform to GSK in April 2016 and all revenues relating to the technology transfer have been recognized as of April 2016. Depending upon GSK's successful application of the licensed technology, we have the potential to receive additional contingent payments that range from $5.8 million to $38.5 million per project.

In 2019, we received a $2.0 million milestone payment relating to the advancement of an enzyme developed by GSK using our CodeEvolver® technology platform. In 2021, we received two additional milestone payments from GSK under the agreement. In 2023, we received an additional milestone payment from GSK under the agreement. We recognized research and development revenue of $1.3 million, nil, and $4.3 million in the years ended December 31, 2023, 2022, and 2021, respectively.
Merck Platform Technology Transfer and License Agreement
In August 2015, we entered into a CodeEvolver® technology platform transfer collaboration and license agreement (the “Merck CodeEvolver® Agreement”) with Merck, Sharp & Dohme (“Merck”) which allows Merck to use the CodeEvolver® technology platform in the field of human and animal healthcare. In 2016, we completed the final phase in the transfer of the CodeEvolver® technology platform to Merck under the Merck CodeEvolver® Agreement.
We recognized research and development revenues of nil, $40 thousand, and $0.6 million in the years ended December 31, 2023, 2022 and 2021, respectively, for various research projects under our collaborative arrangement.
We have the potential to receive payments of up to a maximum of $15.0 million for each commercial active pharmaceutical ingredient ("API") that is manufactured by Merck using one or more novel enzymes developed by Merck using the CodeEvolver® technology platform. The API payments, which are currently not recognized in revenue, are based on the quantity of API developed and manufactured by Merck and will be recognized as usage-based royalties.
In October 2018, we entered into an amendment to the Merck CodeEvolver® Agreement which amended certain licensing provisions and one exhibit. In January 2019, we amended the Merck CodeEvolver® Agreement to install certain CodeEvolver® technology platform upgrades into Merck’s platform license installation and maintain those upgrades for a multi-year term that expired in January 2022. The license installation was completed in 2019. No research and development revenues were recognized in the years ended December 31, 2023 and 2022. We recognized $0.1 million in research and development revenues under the terms of the amendment in the year ended December 31, 2021.
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement (“Sitagliptin Supply Agreement”) with Merck whereby Merck may obtain commercial scale enzyme for use in the manufacture of Januvia®, its product based on the active ingredient sitagliptin. In December 2015, Merck exercised its options under the terms of the Sitagliptin Supply Agreement to extend the agreement for an additional five years through February 2022. In September 2021, the Sitagliptin Supply Agreement was amended to extend the agreement through December 2026.
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
We recognized $4.4 million, $5.9 million and $9.8 million in product revenue under this agreement in the years ended December 31, 2023, 2022 and 2021, respectively. This represented 6%, 4%, and 9% of our total revenues in the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, we recorded revenue of $0.7 million from sitagliptin enzyme sales that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the three-month period following the end of 2023.
Enzyme Supply Agreement
In November 2016, we entered into a supply agreement whereby our customer may purchase quantities of one of our proprietary enzymes for use in its commercial manufacture of a product. Pursuant to the supply agreement, we received an upfront payment in December 2016 which was recorded as deferred revenue. Such upfront payment will be recognized over the period of the supply agreement as the customer purchases our proprietary enzyme. We additionally have determined that the volume discounts under the supply agreement provide the customer material rights and we are recognizing revenues using the alternative method. In 2023, due to the early termination of the enzyme supply agreement with the customer, we recognized $3.2 million of product revenue from the release of prior periods' product revenue deferrals and also recognized $1.3 million of product revenue as settlement fee pursuant to the enzyme supply agreement with the same customer.

As of December 31, 2023 and 2022, we had deferred revenue balances from the supply agreement of nil and $3.3 million.
Commercial Agreement
In April 2019, we entered into a multi-year commercial agreement with Tate & Lyle under which Tate & Lyle has received an exclusive license to use a suite of Codexis novel performance enzymes in the manufacture of Tate & Lyle’s zero-calorie stevia sweetener, TASTEVA® M, and other stevia products. Under the agreement, we will supply Tate & Lyle with its requirements for these enzymes over a multiple year period and receive royalties on stevia products. In November 2020, we amended the commercial agreement based on Tate & Lyle's intent to use a specific Codexis novel performance enzyme in its production of TASTEVA® M Stevia Sweetener and became eligible to receive milestone payments of up to $1.1 million. In the fourth quarter of 2020, we became eligible to receive a milestone payment of $0.4 million which we subsequently received in February 2021. The commercial agreement with Tate & Lyle was terminated in 2023.
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
In January 2019, we received notice from the U.S. Food and Drug Administration (“FDA”) that it had completed its review of our IND for CDX-6114 and concluded that we may proceed with the proposed Phase 1b multiple ascending dose study in healthy volunteers in the United States. In February 2019, Nestlé Health Science exercised its option to obtain an exclusive, worldwide, royalty-bearing, sub-licensable license for the global development and commercialization of CDX-6114 for the management of PKU. Upon exercising its option, Nestlé Health Science made an option payment and assumed all responsibilities for future clinical development and commercialization of CDX-6114. In October 2023, we provided notice pursuant to Nestlé License Agreement of our intent to abandon or transfer to Nestlé Health Science (at their option) the patents and patent applications related to CDX-6114 as of December 5, 2023, and Nestlé Health Science notified us that they did not exercise their right to assume responsibility of such patents and patent applications.
In October 2017, we entered into the Nestlé SCA pursuant to which we and Nestlé Health Science are collaborating to leverage the CodeEvolver® technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA has expired in December 2023, as we opted out of a renewal period through December 2024.
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science are collaborating to advance a lead candidate discovered through our Nestlé SCA, CDX-7108, targeting exocrine pancreatic insufficiency, into preclinical and early clinical studies. We, together with Nestlé Health Science, initiated a Phase 1 clinical trial of CDX-7108 in the fourth quarter of 2021, and on February 23, 2023, we and Nestlé Health Science announced interim results. In July 2023, we announced plans to discontinue our development support of CDX-7108.
Under the Nestlé SCA and the development agreement, we recognized $4.1 million, $7.1 million and $6.9 million in research and development revenue in the years ended December 31, 2023, 2022 and 2021, respectively. Both the Nestlé SCA and the development agreement were terminated in January 2024.
Acquisition Agreement
In December 2023, we entered into an acquisition agreement (the “Acquisition Agreement”) with Nestlé Health Science, pursuant to which we agreed to assign our interests in CDX-7108 (including associated agreements and intellectual property rights) to Nestlé Health Science. Under the terms of the Acquisition Agreement, Nestlé Health Science will be solely responsible for the continued development and commercialization of CDX-7108, including all associated costs, and Codexis will receive upfront payment, future potential milestone payments and net-sales based royalties. We recognized research and development revenue of $5.0 million for the year ended December 31, 2023 related to the Acquisition Agreement. We received the $5.0 million upfront fee in January 2024.

Strategic Collaboration Agreement
In April 2018, we entered into the Porton Agreement with Porton to license key elements of our biocatalyst technology for use in Porton’s global custom intermediate and API development and manufacturing business. Under the Porton Agreement, we are eligible to receive annual collaboration fees and research and development revenues. We received the initial collaboration payments of $0.5 million and $0.5 million within 30 days of the effective date and on the first anniversary of the effective date of the Porton Agreement, respectively. We also received annual collaboration payments of $1.0 million each during the first through fourth anniversaries of the effective date of the Porton Agreement. We completed the technical transfer in the fourth quarter of 2018 and recognized the related revenue in 2018. We recognized revenue related to the functional license provided to Porton at a point in time when control of the license was transferred to the customer. The initial term of the Porton Agreement expired in April 2023 and was not renewed for an extended term. We recognized research and development revenue related to the Porton Agreement of nil, $0.1 million and $1.1 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Platform Technology Transfer and License Agreement
In May 2019, we entered into the Novartis CodeEvolver® Agreement with Novartis. The Novartis CodeEvolver® Agreement allows Novartis to use our proprietary CodeEvolver® technology platform in the field of human healthcare. In July 2021, we announced the completion of the technology transfer period during which we transferred our proprietary CodeEvolver® technology platform to Novartis (the “Technology Transfer Period”). As a part of this technology transfer, we provided to Novartis our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, our teams and Novartis scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Novartis has now installed the CodeEvolver® technology platform at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver® Agreement. We completed the second technology milestone transfer under the agreement in 2020 and received a milestone payment of $4.0 million. We have also received an aggregate of $5.0 million for the completion of the third technology milestone in 2021. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (the “Improvements Term”), Novartis will pay Codexis annual payments over four years which amount to an additional $8.0 million in aggregate. We received an aggregate of $4.0 million for the first two annual payments in 2022 and 2023. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver® technology platform during the period beginning on the conclusion of the Technology Transfer Period and ending on the expiration date of the last to expire licensed patent. Revenue for the combined initial license and technology transfer performance obligation was recognized overtime based on hours incurred. Revenue allocated to improvements made during the Improvements Term is being recognized during the Improvements Term.
We recognized $1.1 million, $1.0 million and $1.6 million in research and development revenue in the years ended December 31, 2023, 2022 and 2021, respectively.
License Agreement
In December 2019, we entered a license agreement with Roche Sequencing Solutions, Inc. (“Roche”) to provide Roche with our evolved T4 DNA ligase high-performance molecular diagnostic enzyme. The royalty bearing license grants Roche worldwide rights to include the evolved T4 DNA ligase in its nucleic acid sequencing products and workflows. Under the license agreement, we received an initial collaboration fee payment of $0.8 million within 45 days of the effective date of the agreement, and we received an additional $0.9 million milestone payment after the completion of technology transfer in October 2020. In February 2024, we entered into a new license agreement with Roche granting them rights to our newly engineered DNA ligase, superseding our prior agreement in December 2019 for our evolved T4 DNA ligase. We are eligible to receive an aggregate of mid-single digit millions in upfront and technical milestones payments. No research and development revenues were recognized in the years ended December 31, 2023 and 2022. We recognized research and development fees of $0.9 million in the year ended December 31, 2021.
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
Pursuant to the Takeda Agreement, we are eligible to receive other payments that include (i) clinical development and commercialization-based milestones, per target gene, of up to $104.0 million and (ii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits. Takeda announced in April 2023 the discontinuation of these development programs.
Revenue relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of $2.0 million, $4.9 million and $7.4 million in the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, we had deferred revenue balances of nil and $0.9 million, respectively.
Master Collaboration and Research Agreement, Stock Purchase Agreement and Enzyme Supply Agreement
In June 2020, we entered into a Stock Purchase Agreement with Molecular Assemblies, Inc. (“MAI”) in which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. In connection with the June 2020, transaction, John Nicols, our former President and Chief Executive Officer, joined MAI’s board of directors. See Note 14, “Related Party Transactions” for additional information on our investment in MAI.
Concurrently with our initial equity investment, we entered into the MAI Agreement, pursuant to which we performed services utilizing our CodeEvolver® technology platform to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A and B preferred stock which are valued based on the observed transaction price of similar securities of MAI issued to third parties. Under the MAI Agreement, we will have the right to use and sell the engineered enzymes to third parties for any purpose other than for the synthesis of native DNA. Under the MAI Agreement, we would make a $0.5 million payment to MAI upon our achievement of a milestone of $5.0 million in aggregate commercial sales to third parties of the engineered enzymes or any product incorporating or derived from the engineered enzymes for any purpose other than the synthesis of native DNA. As contemplated in the MAI Agreement, we executed the Commercial License and Enzyme Supply Agreement with MAI (“MAI Supply Agreement”) in July 2022 following the completion of certain timelines specified in the SOW.
We completed the R&D service with MAI pursuant to the MAI Agreement during the first quarter of 2022. In December 2021, we received the primary milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of MAI Series B preferred stock. Upon execution of the MAI Supply Agreement in July 2022, we received the commercialization and enzyme supply agreement milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of MAI Series B preferred stock. Pursuant to the MAI Agreement, we recognized $1.2 million and $2.0 million in research and development revenue from transactions with MAI in the years ended December 31, 2022 and 2021, respectively. Payment for the services rendered was received in the form of additional MAI Series A and Series B preferred stock. We received an aggregate of 1,587,049 and 3,491,505 shares of MAI's Series A and B preferred stock in the years ended December 31, 2022 and 2021, respectively.
In April 2022, we received a purchase order from MAI for the delivery of certain enzyme products to MAI in 2022. In July 2022, we and MAI executed the MAI Supply Agreement that will enable MAI to utilize an evolved terminal deoxynucleotidyl transferase (“TdT”) enzyme in MAI’s Fully Enzymatic Synthesis™ (“FES™”) technology. We recognized $0.2 million and $0.5 million in product revenue in the years ended December 31, 2023 and 2022, respectively.
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
We are a party to an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. On March 31, 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue in the second quarter of 2023. Pfizer's ability to utilize the credit under item (i) above expired on December 31, 2023, and under item (ii) above expired on April 4, 2023. We also recognized $2.0 million of non-cash research and development revenue, and credited against the $25.9 million fee, for other services provided to Pfizer during the year ended December 31, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024.
During the fourth quarter of 2023, and pursuant to the Pfizer Supply Agreement, we released the prior year deferrals for the unused portion of the retainer fee that is not creditable beyond 2023 and we recognized product revenue of $8.2 million in the year ended December 31, 2023. We recognized product revenue of $75.4 million and $34.5 million in the years ended December 31, 2022 and 2021, respectively, from the sale of quantities of CDX-616 to Pfizer. Product revenues recognized by us from the Pfizer Supply Agreement represented 12%, 54%, and 33% of our total revenues for the years ended December 31, 2023, 2022, and 2021 respectively.
As of December 31, 2023 and 2022, we had $9.5 million and $24.4 million, respectively, in deferred revenue related to the $25.9 million fee received from Pfizer.
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
There were no investments in non-marketable debt securities as of December 31, 2023 and 2022.
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
In November 2023, the 207,070 shares of Arzeda’s Series B preferred stock were converted into 41,414 common stock pursuant to the Stock Purchase Agreement.
In March 2023, we purchased an additional 985,545 shares of Series B preferred stock for $0.8 million in MAI, a privately held life sciences company. As of December 31, 2023, we held an aggregate of 19,277,914 shares of MAI's Series A and B preferred stock that we have earned or purchased from MAI. See Note 14, “Related Party Transactions” for additional information on our investment in MAI.

In March 2022, we entered into a Stock Purchase Agreement with seqWell Inc. (“seqWell”), a privately held life sciences company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million. In March 2023, we entered into a Master Collaboration Agreement and Research Agreement with seqWell (the “seqWell Agreement”), pursuant to which we are providing research and experimental screening and protein engineering activities in exchange for compensation in the form of additional shares of seqWell's common stock. In addition to our initial equity investment and the shares we have received under the seqWell Agreement, in September 2023, we purchased an additional 88,256 shares of seqWell's Series C-1 preferred stock and 44,128 common stock warrants for $0.4 million. We received 205,279 shares of seqWell's common stock from research and development services with seqWell and we recognized $0.2 million in research and development revenue from these services in the year ended December 31, 2023. As of December 31, 2023, we held an aggregate of 1,088,256 shares of Series C and C-1 preferred stock, 205,279 shares of common stock and 44,128 of common stock warrants that we have earned or purchased from seqWell.
For the year ended December 31, 2023, we recognized an impairment charge of $12.2 million and included this as adjustment to the carrying value of our investments in seqWell, Arzeda and MAI. This adjustment, which is presented within other income (expense), net in the consolidated statements of operations, included the write-down of the carrying value of our investment in seqWell by $3.0 million during the third quarter of 2023 to its estimated fair value as determined based on valuation methods using the recent transaction price of similar preferred stock securities issued by seqWell and adjusted for the rights and obligations of the preferred stock securities the Company holds. The $1.2 million of impairment charge on our investment in Arzeda is related to the write-down to its estimated fair value based on the latest observed transaction price of Arzeda's preferred stock securities issued during the fourth quarter of 2023 and the subsequent conversion of our existing Series B preferred stock into Arzeda's common stock during the fourth quarter of 2023. The other $8.0 million of impairment charge represents the difference between the estimated fair value and carrying value of our investment in MAI as of December 31, 2023 based on quantitative and qualitative analysis. This analysis involved use of judgment, estimates and assumptions, such as the near-term prospects of the investee in the market in which it operates, evaluation of the investee’s financial condition in relation to its outstanding obligations, and probabilities of securing additional capital through various alternative scenarios.
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
Other than as disclosed above, there were no remeasurement events for our investments in non-marketable equity securities in 2023 and 2022. We recognized no realized gains or losses during the years ended December 31, 2023 and 2022.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	December 31, 2023	December 31, 2022
MAI	$6,693	$13,921
seqWell	2,625	5,000
Arzeda	82	1,289
Other investments in non-marketable equity securities	300	300
Total non-marketable equity securities	$9,700	$20,510
Note 7. Fair Value Measurements
The following tables present the financial instruments that were measured at fair value on a recurring basis within the fair value hierarchy (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$56,374	$—	$—	$56,374

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$77,309	$—	$—	$77,309
During the years ended December 31, 2023 and 2022, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.

Note 8. Balance Sheet Details
Cash Equivalents
Cash equivalents consisted of the following (in thousands):

	December 31, 2023		December 31, 2022
	Adjusted Cost	Estimated Fair Value	Adjusted Cost	Estimated Fair Value
Money market funds(1)	$56,374	$56,374	$77,309	$77,309

(1) Money market funds are classified in cash and cash equivalents on our consolidated balance sheets. Average contractual maturities (in days) is not applicable.
As of December 31, 2023, the total cash and cash equivalents balance of $65.1 million consisted of money market funds of $56.4 million and cash of $8.7 million held with major financial institutions. As of December 31, 2022, the total cash and cash equivalents balance of $114.0 million consisted of money market funds of $77.3 million and cash of $36.7 million held with major financial institutions.
Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$108	$108
Work in process	7	91
Finished goods	2,570	1,830
Total inventories	$2,685	$2,029
Prepaid expenses and other current assets
As of December 31, 2023, prepaid expenses and other current assets consists of prepaid expenses of $4.6 million and other current assets of $0.6 million. As of December 31, 2022, prepaid expenses and other current assets consists of prepaid expenses of $4.8 million and other current assets of $0.7 million.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment(1)	$37,216	$39,679
Leasehold improvements	11,912	16,633
Computer equipment and software	2,565	3,039
Office equipment and furniture	1,469	1,345
Construction in progress(2)	1,636	1,739
Property and equipment	54,798	62,435
Less: accumulated depreciation and amortization	(39,311)	(39,821)
Property and equipment, net	$15,487	$22,614

(1) Fully depreciated property and equipment with a cost of $3.0 million and $1.5 million were retired during the years ended December 31, 2023 and 2022, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.

In July 2023, we announced our plan to consolidate operations from our San Carlos facility to our headquarters in Redwood City. As part of this plan, we entered into agreements to sell certain laboratory equipment located in our San Carlos facility through an asset auction and as part of the lease assignment of the San Carlos Space to Vaxcyte (see further discussion at Note 13, “Commitments and Contingencies”). These certain items of laboratory equipment met the assets held for sale criteria and were sold during the fourth quarter of 2023. Using a fair value estimate based of Level 3 inputs in the fair value hierarchy, the Company determined that the carrying value of these assets exceeds fair value less costs to sell, which resulted in a write-down of $1.5 million, presented within the asset impairment and other charges line item in the consolidated statements of operations in the year ended December 31, 2023.
During the year ended December 31, 2023, the Company recorded a non-cash impairment charge of $4.7 million associated with the San Carlos facility leasehold improvements. For additional information, see Note 13, “Commitments and Contingencies.”
Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$5,518	$5,402	$3,113
Goodwill

	December 31,
	2023	2022
Goodwill at beginning of period	$3,241	$3,241
Impairment	(778)	—
Goodwill at end of period	$2,463	$3,241

Goodwill was previously allocated to each of the Company's reporting units. In July 2023, we announced a restructuring of our business and that we are discontinuing investment in certain development programs, primarily in Novel Biotherapeutics. As a result of this plan, the Company determined that a triggering event had occurred that required an interim goodwill impairment test during the third quarter of 2023. The fair value estimate used in the interim goodwill impairment test was primarily based on Level 3 inputs in the fair value hierarchy. Based on the results of the impairment evaluation, the Company determined that the goodwill within the Novel Biotherapeutics reporting unit was impaired, which resulted in a non-cash impairment charge of $0.8 million to write off all of the associated goodwill. The impairment charge is recorded within the asset impairment and other charges in the condensed consolidated statements of operation in the year ended December 31, 2023. Goodwill had a carrying value of $2.5 million and $3.2 million as of December 31, 2023 and 2022, respectively.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued professional and outside service fees	$2,330	$3,495
Accrued purchases	1,402	10,852
Other	1,003	932
Total other accrued liabilities	$4,735	$15,279
Note 9. Stock-based Compensation
Equity Incentive Plans
In January 2023, our board of directors (the “Board”) approved the 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”) which provides for the grant of non-qualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards, other stock awards and dividend equivalents to eligible employees with respect to an aggregate of up to 2,000,000 shares of our common stock. In June 2023, the 2022 Inducement Plan was terminated upon the approval of an amendment to the Company's 2019 Incentive Award Plan (the “2019 Plan”) at the annual meeting of the Company's stockholders (the “Annual Meeting”) in June 2023.

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
As of December 31, 2023, total shares remaining available for issuance under the 2019 Plan were 9.1 million shares.
Employee Stock Purchase Plan
In April 2023, the Board approved an employee stock purchase plan (the “ESPP”) which became effective upon approval at the Annual Meeting in June 2023. The ESPP allows eligible employees of the Company to purchase shares of our common stock through payroll deductions over 24-month offering periods. The per share purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date. Participant purchases are limited to a maximum of $25,000 of fair value of our stock per calendar year. The Company is authorized to grant up to 2,000,000 shares of common stock under the ESPP. The first offering period of the ESPP commenced in December 2023 and as of December 31, 2023, the Company had not issued any shares of common stock under the ESPP. We recognized $25 thousand of stock-based compensation expenses related to the ESPP in the year ended December 31, 2023.
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
Restricted Stock Units (“RSUs”)
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

Performance-contingent Restricted Stock Units (“PSUs”) and Performance Based Options (“PBOs”)
In prior years, the compensation committee of the Board approved grants of PBOs and PSUs to our executives, and solely in respect of non-executive employees, delegated to our CEO the authority to approve grants of PSUs. The PSUs and PBOs vest based upon both the successful achievement of certain corporate operating milestones in specified timelines and continued employment through the applicable vesting date. When the performance goals are deemed to be probable of achievement for these types of awards, recognition of stock-based compensation expense commences. Once the number of shares eligible to vest is determined, those shares vest in two equal installments with 50% vesting upon achievement, as determined by the compensation committee of the Board, and the remaining 50% vesting on the first anniversary of achievement, in each case, subject to the recipient’s continued service through the applicable vesting date. If the performance goals are achieved at the threshold level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to half the number of PSUs granted and one-quarter the number of shares underlying the PBOs granted. If the performance goals are achieved at the target level, the number of shares eligible to vest in respect of the PSUs and PBOs would be equal to the number of PSUs granted and half of the shares underlying the PBOs granted. If the performance goals are achieved at the superior level, the number of shares eligible to vest in respect of the PSUs would be equal to two times the number of PSUs granted and equal to the number of PBOs granted. The number of shares issuable upon achievement of the performance goals at the levels between the threshold and target levels for the PSUs and PBOs or between the target level and superior levels for the PSUs would be determined using linear interpolation. Achievement below the threshold level would result in no shares being eligible to vest in respect of the PSUs and PBOs.
No PSUs and PBOs were granted in 2023. In 2022, we awarded PSUs (“2022 PSUs”) and PBOs (“2022 PBOs”), each of which commence vesting based upon the achievement of various weighted performance goals, including finance and corporate strategy, performance enzymes and biotherapeutics deliverables, research plans, and organizational development. In the first quarter of 2023, the compensation committee of the Board determined that the 2022 PSUs and 2022 PBOs performance goals had been achieved at 85.0% and 42.5% of the target level, respectively, and recognized stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2022 PSUs and PBOs vested in the first quarter of 2023 and 50% of the shares underlying the 2022 PSUs and PBOs will vest in the first quarter of 2024, in each case, subject to the recipient’s continued service on each vesting date.
In 2021, we awarded PSUs (“2021 PBOs”) and PBOs (“2021 PBOs”), each of which commence vesting based upon the determination of the compensation committee of the Board of the achievement of various weighted performance goals, including total revenues, product revenue, performance enzymes pipeline advancements, biotherapeutics pipeline advancements, organization and infrastructure upgrades, and significant events that can be publicly announced. In the first quarter of 2022, we determined that the 2021 PSUs and 2021 PBOs performance goals had been achieved at 146% and 73% of the target level, respectively, and recognized stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2021 PSUs and PBOs vested in the first quarter of 2022 and 50% of the shares underlying the 2021 PSUs and PBOs vested in the first quarter of 2023, in each case, subject to the recipient’s continued service on each vesting date.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Costs of product revenue	$354	$452	$224
Research and development	2,631	3,907	2,663
Selling, general and administrative	6,986	10,172	8,706
Total	$9,971	$14,531	$11,593

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$3,962	$4,167	$2,764
RSUs and RSAs	4,447	4,807	2,768
PSUs	1,649	3,268	2,333
PBOs	(112)	2,289	3,728
ESPP	25	—	—
Total	$9,971	$14,531	$11,593
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
Grant Award Activities:
Stock Option Awards
We estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarizes the weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Year Ended December 31,
	2023	2022	2021
Expected life (years)	5.8	5.7	5.6
Volatility	66.2%	62.1%	52.5%
Risk-free interest rate	4.0%	3.1%	0.8%
Expected dividend yield	0.0%	0.0%	0.0%
The following summarizes the weighted-average assumptions used to estimate the fair value of 50,000, nil, and 9,000 shares of stock options granted to non-employees for services valued at $0.1 million, nil, and $0.1 million during the years ended December 31, 2023, 2022, and 2021 respectively:

	Year Ended December 31,
	2023	2022	2021
Expected life (years)	5.8	0.0	5.6
Volatility	70.1%	—%	54.1%
Risk-free interest rate	4.7%	—%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value per share of non-employee stock options granted respectively in 2023, 2022, and 2021 was $1.05, nil and $11.29, respectively.

The following tables summarizes stock option activities:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In Thousands)
Outstanding at December 31, 2020	3,385	$7.19
Granted	286	$26.85
Exercised	(664)	$6.96
Forfeited/Expired	(72)	$17.99
Outstanding at December 31, 2021	2,935	$8.90
Granted	2,000	$8.90
Exercised	(410)	$2.33
Forfeited/Expired	(275)	$19.01
Outstanding at December 31, 2022	4,250	$8.88
Granted	2,046	$5.23
Exercised	(283)	$1.97
Forfeited/Expired	(839)	$12.08
Outstanding at December 31, 2023	5,174	$7.31

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Outstanding at December 31, 2023	5,174	$7.31	6.7	$198
Exercisable at December 31, 2023	2,231	$8.61	3.6	$79
Vested and expected to vest at December 31, 2023	4,748	$7.42	6.4	$170
The weighted average grant date fair value per share of employee stock options granted in 2023, 2022, and 2021 were $3.31, $4.99 and $12.80, respectively. The total intrinsic value of options exercised in 2023, 2022, and 2021 were $0.7 million, $3.1 million and $14.9 million, respectively.
As of December 31, 2023, there was $8.2 million of unrecognized stock-based compensation, net of expected forfeitures, related to unvested stock options, which we expect to recognize over a weighted average period of 2.9 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes RSA activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2020	96	$11.44
Granted	46	$21.91
Vested	(62)	$11.31
Non-vested balance at December 31, 2021	80	$17.53
Granted	159	$7.53
Vested	(58)	$18.42
Non-vested balance at December 31, 2022	181	$8.45
Granted	277	$2.89
Vested	(133)	$9.04
Non-vested balance at December 31, 2023	325	$3.48

The total fair value, as of the vesting date, of RSAs vested in fiscal years 2023, 2022 and 2021 were $0.4 million, $0.5 million and $1.3 million respectively.
As of December 31, 2023, there was $0.6 million of unrecognized stock-based compensation cost related to non-vested RSAs, which we expect to recognize over a weighted average period of 0.7 years.
Restricted Stock Units ("RSUs")
The following table summarizes RSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2020	176	$14.17
Granted	163	$26.59
Vested	(70)	$13.57
Forfeited/Expired	(37)	$21.89
Non-vested balance at December 31, 2021	232	$21.83
Granted	518	$17.46
Vested	(106)	$21.21
Forfeited/Expired	(126)	$19.55
Non-vested balance at December 31, 2022	518	$18.15
Granted	1,049	$5.24
Vested	(204)	$18.42
Forfeited/Expired	(343)	$9.71
Non-vested balance at December 31, 2023	1,020	$7.66

The total fair value, as of the vesting date, of RSUs vested in fiscal years 2023, 2022 and 2021 were $1.1 million, $1.8 million and $1.8 million respectively.
As of December 31, 2023, there was $4.1 million of unrecognized stock-based compensation cost related to non-vested RSUs, which we expect to recognize over a weighted average period of 2.0 years.
Performance-Contingent Restricted Stock Units (“PSUs”)
The following table summarizes PSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2020	131	$15.34
Granted	82	$26.16
Vested	(66)	$16.14
Forfeited/Expired	(19)	$19.38
Non-vested balance at December 31, 2021	128	$21.24
Granted	686	$9.55
Vested	(107)	$20.52
Forfeited/Expired	(40)	$19.93
Non-vested balance at December 31, 2022	667	$9.41
Vested	(315)	$11.02
Forfeited/Expired	(75)	$12.49
Other	15	$25.05
Non-vested balance at December 31, 2023	292	$7.69

The total fair value, as of the vesting date, of PSUs vested in the years ended December 31, 2023, 2022, and 2021 were $1.6 million, $2.1 million, and $1.3 million, respectively.
As of December 31, 2023, there was $0.2 million of unrecognized stock-based compensation cost related to non-vested PSUs, which we expect to recognize over a weighted average period of 0.2 years.
Performance Based Options (“PBOs”)
We estimated the fair value of PBOs using the Black-Scholes-Merton option-pricing model based on the date of grant. No PBOs were granted to employees for their services during the year ended December 31, 2023. The following summarize the weighted-average assumptions used to estimate the fair value of PBOs granted:

	Year Ended December 31,
	2022	2021
Expected life (years)	5.6	5.5
Volatility	54.9%	51.9%
Risk-free interest rate	1.8%	0.7%
Expected dividend yield	0.0%	0.0%

The following tables summarizes PBOs activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Outstanding at December 31, 2020	1,560	$5.05
Granted	433	$12.23
Exercised	(35)	$9.02
Forfeited/Expired	(118)	$12.23
Outstanding at December 31, 2021	1,840	$4.11
Granted	733	$9.89
Forfeited/Expired	(747)	$8.29
Outstanding at December 31, 2022	1,826	$4.70
Forfeited/Expired	(178)	$9.73
Outstanding at December 31, 2023	1,648	$5.64

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Exercisable at December 31, 2023	1,627	$10.96	4.4	$—
Vested and expected to vest at December 31, 2023	1,646	$11.06	4.5	$—

The total fair value of exercised PBOs for 2023, 2022 and 2021, was nil, nil, and $0.3 million, respectively.
As of December 31, 2023, there was $15.9 thousand of unrecognized stock-based compensation cost related to non-vested PBOs, which we expect to recognize over a weighted average period of 0.2 years.

Employee Stock Purchase Plan (“ESPP”)
The fair value of shares to be issued under the ESPP is computed using the Black-Scholes-Merton option pricing model at the commencement of the offering period. The following summarizes the weighted-average assumptions used to estimate the fair value of ESPP for the initial offering period:

Year Ended December 31,
2023
Expected life (years)	0.4
Volatility	89.6%
Risk-free interest rate	5.3%
Expected dividend yield	0.0%

Note 10. Capital Stock
Equity Distribution Agreement
In May 2021, we filed a Registration Statement on Form S-3 with the SEC, that automatically became effective upon its filing, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. On February 27, 2023, we filed a post-effective amendment to that Registration Statement on Form S-3. Pursuant to that post-effective amendment, we registered an aggregate $200.0 million of securities. In May 2021, we entered into an Equity Distribution Agreement ("EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended.
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
During the year ended December 31, 2023, 3,079,421 shares of our common stock were issued and sold pursuant to the EDA. During the year ended December 31, 2023, we received gross proceeds of $8.7 million or $7.9 million in net proceeds after PSC's commissions and direct offering expenses of $0.7 million. As of December 31, 2023, $41.3 million of shares remained available for sale under the EDA. During the year ended December 31, 2022, no shares of our common stock were sold pursuant to the EDA.
Note 11. 401(k) Plan
In January 2005, we implemented a 401(k) Plan covering certain employees. Currently, all of our United States based employees over the age of 18 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation up to a certain annual limit and contribute these amounts to the 401(k) Plan. We may make matching or other contributions to the 401(k) Plan on behalf of eligible employees. We recorded employer matching contributions expense of $1.4 million, $1.6 million, and $1.1 million in the years ended December 31, 2023, 2022, and 2021, respectively.

Note 12. Income Taxes
Our loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(76,169)	$(33,269)	$(21,037)
Foreign	(2)	(47)	(53)
Loss before provision for income taxes	$(76,171)	$(33,316)	$(21,090)

The tax provision for the years ended December 31, 2023 and 2022 consists primarily of current year state and foreign income taxes. The tax provision for the year ended December 31, 2021 consists primarily of taxes attributable to foreign operations. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current provision:
State	$27	$141	$—
Foreign	42	142	198
Total current provision	69	283	198
Deferred benefit:
Foreign	—	(7)	(9)
Total deferred benefit	—	(7)	(9)
Provision for income taxes	$69	$276	$189

Reconciliation of the provision for income taxes calculated at the statutory rate to our provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax benefit at federal statutory rate	$(15,995)	$(6,996)	$(4,429)
State taxes	(2,208)	(494)	(2,235)
Research and development credits	(925)	(1,793)	(1,132)
Foreign operations taxed at different rates	—	78	80
Stock-based compensation	1,967	239	(2,698)
Other nondeductible items	438	(238)	711
Executive compensation	152	80	257
Change in valuation allowance	16,640	9,400	9,635
Provision for income taxes	$69	$276	$189

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$72,586	$69,915
Credits	16,412	14,806
Deferred revenues	176	1,123
Stock-based compensation	4,445	4,967
Reserves and accruals	2,774	2,487
Property and Equipment	457	—
Intangible assets	532	866
Capital losses	424	413
R&D Capitalization	26,821	16,502
Lease liability	3,608	9,586
Other assets	2,542	125
Total deferred tax assets:	130,777	120,790
Valuation allowance	(127,835)	(111,183)
Deferred tax liabilities:
Right-of-use assets	(2,958)	(8,624)
Property and Equipment	—	(736)
Other	—	(263)
Total deferred tax liabilities:	(2,958)	(9,623)
Net deferred tax liabilities	$(16)	$(16)

ASC 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance against our deferred tax assets. Accordingly, the net deferred tax assets in all our jurisdictions have been fully reserved by a valuation allowance. The net valuation allowance increased by $16.7 million during the year ended December 31, 2023, increased by $9.4 million during the year ended December 31, 2022, and increased by $9.6 million during the year ended December 31, 2021. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
The following table sets forth our federal, state and foreign NOL carryforwards and federal research and development tax credits as of December 31, 2023 (in thousands):

	December 31, 2023
	Amount	Expiration Years
Net operating losses, federal	$182,918	2026-2037
Net operating losses, federal	$118,569	Do not expire
Net operating losses, state	$147,481	2028-2041
Tax credits, federal	$17,815	2023-2041
Tax credits, state	$19,223	Do not expire

Current U.S. federal and California tax laws include substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize NOLs and tax credit carryforwards may be limited as a result of such ownership changes. We performed an analysis in 2023 and determined that there was not a limitation that would result in the expiration of carryforwards before they are utilized.

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
In 2014, we determined that the undistributed earnings of our India subsidiary will be repatriated to the United States, and accordingly, we have provided a deferred tax liability totaling $16 thousand as of December 31, 2023 and 2022, for local taxes that would be incurred upon repatriation.
We apply the provisions of ASC 740 to account for uncertain income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of year	$18,571	$15,261	$12,683
Additions based on tax positions related to current year	2,164	3,553	2,206
Additions to tax position of prior years	—	—	372
Reductions to tax position of prior years	(531)	(243)	—
Balance at end of year	$20,204	$18,571	$15,261

We recognize interest and penalties as a component of our income tax expense. Total interest and penalties recognized in the consolidated statements of operations were $42 thousand, $42 thousand and $61 thousand in 2023, 2022 and 2021, respectively. Total penalties and interest recognized in the balance sheet was $0.6 million, $0.5 million and $0.5 million as of December 31, 2023, 2022 and 2021, respectively. The total unrecognized tax benefits that, if recognized currently, would impact our company’s effective tax rate were $0.3 million as of December 31, 2023, 2022 and 2021. We do not expect any material changes to our uncertain tax positions within the next 12 months. We are not subject to examination by United States federal or state tax authorities for years prior to 2002 and foreign tax authorities for years prior to 2014.
Note 13. Commitments and Contingencies
Operating Leases
Our headquarters are located in Redwood City, California, where we occupy approximately 77,300 square feet of office and laboratory space in multiple buildings within the same business park operated by Metropolitan Life Insurance Company (“MetLife”). Our lease agreement with MetLife (“RWC Lease”) includes approximately 28,200 square feet of space located at 200 and 220 Penobscot Drive, Redwood City, California (the “200/220 Penobscot Space”) and approximately 37,900 square feet of space located at 400 Penobscot Drive, Redwood City, California (the “400 Penobscot Space”) (the 200/220 Penobscot Space and the 400 Penobscot Space are collectively referred to as the “Penobscot Space”), and approximately 11,200 square feet of space located at 501 Chesapeake Drive, Redwood City, California (the “501 Chesapeake Space”).
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
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of December 31, 2023 and 2022, and are recorded as non-current restricted cash on the consolidated balance sheets.
In January 2021, we entered into a lease agreement with ARE-San Francisco No. 63, LLC (“ARE”) to lease a portion of a facility consisted of approximately 36,593 rentable square feet in San Carlos, California to serve as additional office and research and development laboratory space (the “San Carlos Space”). The lease had a 10-year term from the lease commencement date of November 30, 2021 with one option to extend the term for an additional period of 5 years.

In July 2023, we announced our plan to consolidate operations from our San Carlos facility to our headquarters in Redwood City. On September 1, 2023, the Company entered into an Assignment and Assumption of Lease (the “Assignment Agreement”) with Vaxcyte, Inc. (“Vaxcyte”) to assign to Vaxcyte all of the Company’s right, title and interest in, under and to the San Carlos Space and the Lease Agreement, dated as of January 29, 2021. On September 6, 2023, the Company, Vaxcyte and ARE entered into a Consent to Assignment and First Amendment (the “Consent”) pursuant to which ARE consented to the Assignment Agreement and the assignment by the Company and the assumption by Vaxcyte of the Company’s interest as tenant in the lease and agreed to release the Company from all of its obligations under the lease that accrue from and after the assignment. Under the Assignment Agreement, the Company prepaid to ARE (i) the base rent, as defined in the lease agreement, and (ii) certain amounts payable to ARE in connection with tenant improvements completed by ARE pursuant to the lease, which amounted to $3.1 million. We provided ARE with a $0.5 million security deposit in the form of a letter of credit, which was released in November 2023 following the effectiveness of the lease assignment on October 1, 2023.
As a result of the Assignment Agreement, the Company remeasured the lease obligation for the San Carlos Space as $3.1 million, or the present value of the remaining lease payments, which consist of the remaining rent through the effectiveness of the lease assignment and certain amounts payable to ARE pursuant to the Assignment Agreement, and wrote off the remaining lease liability of $19.6 million and the corresponding right of use asset balance. Simultaneously, the Company determined that indicators of impairment existed because the lease assignment will impact the utilization of the related right of use assets and leasehold improvements in the San Carlos Space, and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these assets. As there were no substantial future cash inflows associated with these assets, the carrying values of these assets were deemed unrecoverable. As a result, the Company recognized a non-cash impairment charge of $7.7 million, of which $4.7 million is related to leasehold improvements and $3.0 million for the right of use assets, presented within the asset impairment and other charges line item in the consolidated statements of operations in the year ended December 31, 2023.
The tables below show the balance of right-of-use assets and lease obligations as of January 1, 2023 and the balance as of December 31, 2023, including the changes during the period (in thousands):

Right-of-use Assets - Operating Lease, net
Right-of-use assets - Operating leases, net, at January 1, 2023	$39,263
Amortization of right-of-use assets	(4,405)
Additions	898
Remeasurement due to lease modification	(19,622)
Impairment	(2,997)
Right-of-use assets - Operating leases, net, at December 31, 2023	$13,137

Lease Obligations - Operating Leases
Lease obligations - Operating leases, net, at January 1, 2023	$43,638
Lease payments	(9,897)
Interest accretion	1,905
Remeasurement due to lease modification	(19,622)
Lease obligations - Operating leases, net, at December 31, 2023	$16,024

We are required to restore certain areas of the Redwood City facility that we are renting to its original form. We are expensing the asset retirement obligation over the term of the Redwood City lease. We review the estimated obligation each reporting period and make adjustments if our estimates change. As a result of the lease assignment for the San Carlos Space, discussed further above, we wrote off the related asset retirement obligation of $0.2 million in 2023. We recorded asset retirement obligations of $0.3 million and $0.5 million as of December 31, 2023 and 2022, respectively, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the years ended December 31, 2023 and 2022.

Lease and other information
Lease costs amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Finance lease costs	$—	$18	$106
Operating lease cost	6,310	7,321	4,396
Short-term lease costs(1)	—	40	70
Total lease cost(2)	$6,310	$7,379	$4,572

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.
Amounts included in measurement of lease obligations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid:
Operating cash flows from operating leases	$9,897	$6,506	$4,197
Non-cash activity:
Operating Lease - Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$25,445

			Operating Lease
Other information:
Weighted-average remaining lease term (in years)			3.8
Weighted-average discount rate			6.6%
As of December 31, 2023, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2024	$4,727
2025	4,868
2026	5,014
2027	2,533
2028	760
Thereafter	318
Total minimum lease payments	18,220
Less: imputed interest	2,196
Lease obligations	$16,024

Reconciliation of operating lease liabilities as shown within the audited consolidated balance sheets:
Current portion of lease obligations - Operating leases	$3,781
Long-term lease obligations - Operating leases	12,243
Total operating lease liabilities	$16,024

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

	Payments Due by Period
	Total	2024	2025 and Thereafter
Facility maintenance agreement	$701	$701	$—
Credit Facility
On June 30, 2017, we entered into a credit facility (the “Credit Facility”) with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances (“Advances”) under a revolving line of credit (“Revolving Line of Credit”) up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. The right to take draws on the Term Debt expired on December 31, 2022. In March 2023, we terminated the Credit Facility with Western Alliance Bank.
On February 13, 2024, we entered into the Loan Agreement with Innovatus. See further discussion at Note 18, “Subsequent Events.”
Legal Proceedings
We may be involved in legal actions in the ordinary course of business, including inquiries and proceedings concerning business practices and intellectual property infringement, employee relations and other claims. We will recognize a loss contingency in the consolidated financial statements when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. We will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a material loss may have been incurred. Gain contingencies are not recorded until they are realized.
In April 2022, we reached a settlement resolving a non-material dispute involving the Company's trademark. The terms of the settlement are not material to our business or the results of operations. We are currently not a party to any material pending litigation or other material proceedings.
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

Note 14. Related Party Transactions
Molecular Assemblies, Inc.
In June 2020, we entered into a Stock Purchase Agreement with MAI, a privately held life sciences company, pursuant to which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million. Mr. Nicols, our former President and CEO until August 2022, also joined MAI’s board of directors in June 2020 and remained on MAI's board until September 2023. Concurrently with our initial equity investment, we entered into a Master Collaboration and Research Agreement with MAI (the “MAI Agreement”), pursuant to which performed services utilizing our CodeEvolver® technology platform to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A and B preferred stock which are valued based on the observed transaction price of similar securities that MAI issued to third parties. We completed the R&D service with MAI pursuant to the MAI Agreement during the first quarter of 2022. In addition to our initial equity investment and the shares we have received under the MAI Agreement, in April 2021, we purchased an additional 1,000,000 shares of MAI's Series A preferred stock for $0.6 million and in September 2021, we purchased 9,198,423 shares of MAI's Series B preferred stock for $7.0 million.
In April 2022, we received a purchase order from MAI for the delivery of certain enzyme products to MAI in 2022. In July 2022, we and MAI executed the MAI Supply Agreement that will enable MAI to utilize an evolved terminal deoxynucleotidyl transferase (TdT) enzyme in MAI’s Fully Enzymatic Synthesis™ (or FES™) technology.
Revenues recognized from transactions with MAI in the year ended December 31, 2023, and subsequent to the related party period which ended in August 2022, are included in the consolidated statement of operations. We recognized $1.2 million and $2.0 million in research and development revenue pursuant to the MAI Agreement in the years ended December 31, 2022 and 2021, respectively. We recognized $0.5 million in product revenue from transactions with MAI in the year ended December 31, 2022 and during the related party period.
Note 15. Segment, Geographical and Other Revenue Information
Segment Information
We previously managed our business as two business segments, Performance Enzymes and Novel Biotherapeutics. During the fourth quarter of 2023, we made changes to the structure of our organization in connection with the restructuring of our business that we announced in July 2023, including the discontinuation of investment in certain development programs, primarily in our biotherapeutics business, consolidation of operations to our Redwood City, California headquarters, and headcount reduction. In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our CEO, our chief operating decision maker, assesses performance and allocates resources. As a result of these changes, our previous Performance Enzymes and Novel Biotherapeutics operating segments were combined into a single reportable segment.
Effective October 1, 2023, the Company's operations are managed and reported to the CEO on a consolidated basis. The CEO assesses performance and allocated resources based on the consolidated results of operations. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. Under this new organizational and reporting structure, we managed our business as one reportable segment as of December 31, 2023. Comparative prior period disclosures that reflected the previous two segments' information have been revised to conform to this change in our reportable segment.
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues For the Year Ended December 31,
	2023	2022	2021
Customer A	22%	56%	33%
Customer B	13%	*	*
Customer C	*	*	11%
* Percentage was less than 10%

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented are as follows:

	As of December 31,
	2023	2022
Customer A	*	53%
Customer B	*	10%
Customer C	12%	*
Customer D	21%	*
Customer E	13%	*
Customer F	12%	*
* Percentage was less than 10%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues
Americas(1)	$13,733	$17,000	$23,481
EMEA(2)(3)	22,907	56,540	20,187
APAC(4)	33,503	65,050	61,086
Total revenues	$70,143	$138,590	$104,754

(1) United States revenue was $13.7 million, $17.0 million, and $23.4 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
(2) Ireland revenue was $0.5 million, $37.2 million, and $1.4 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
(3) Switzerland revenue was $11.1 million, $9.2 million, and $10.1 million, for the for the years ended December 31, 2023, 2022, and 2021, respectively.
(4) China revenue was $20.3 million, $48.6 million, and $43.5 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Identifiable long-lived assets by location was as follows (in thousands):

	December 31,
	2023	2022
United States	$28,624	$61,877

Identifiable goodwill was as follows (in thousands):

	December 31,
	2023	2022
Goodwill at beginning of period	$3,241	$3,241
Impairment	(778)	—
Goodwill at end of period	$2,463	$3,241

Note 16. Allowance for Credit Losses
The following table summarizes the financial assets allowance for credit losses (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of period	$163	$416	$74
Provision for credit losses	—	54	342
Write-offs	(33)	(257)	—
Adjustment to existing allowance	(65)	(50)	—
Balance at end of period	$65	$163	$416

The following tables summarize accounts receivable by aging category (in thousands):

	December 31, 2023
	Current	31-60 Days	61-90 Days	91 Days and Over	Total over 31 Days	Total Balance
Accounts receivable	$9,583	$209	$77	$167	$453	$10,036

	December 31, 2022
	Current	31-60 Days	61-90 Days	91 Days and Over	Total over 31 Days	Total Balance
Accounts receivable	$28,896	$1,747	$469	$792	$3,008	$31,904

Note 17. Restructuring Charges
In July 2023, in alignment with our enhanced strategic focus, we announced a restructuring of our business, including a plan for a workforce reduction of approximately 25%. During the year ended December 31, 2023, we recorded a restructuring charge related to this workforce reduction of $3.1 million related to severance and related benefit costs. The plan was substantially completed in September 2023 and severance costs were paid through the fourth quarter of 2023. We do not expect to record any significant future charges related to the restructuring plan.
In November 2022, we announced a plan for a workforce reduction of approximately 18% to realign and optimize our workforce requirements in alignment with our refined corporate strategy. The plan was substantially completed in December 2022 and severance costs were paid through the third quarter of 2023. During the years ended December 31, 2023 and 2022, we recorded restructuring charges of $0.2 million and $3.2 million, respectively, related to severance, bonus and other termination benefits in connection with the workforce reduction announced in November 2022.
We do not expect to record any future charges related to the restructuring plans initiated in 2023 and 2022.
Note 18. Subsequent Events
On February 13, 2024, we entered into a 5-year loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), an affiliate of Innovatus Capital Partners, LLC, for an aggregate principal amount of up to $40.0 million (the “Term Loans”). The Term Loans consist of two tranches, of which the first tranche of $30.0 million was completed on February 13, 2024. We will be eligible to draw on the second tranche of $10.0 million upon achievement of certain milestones including certain pre-specified revenue thresholds. The Term Loan carries an interest-only period of 36 months and will bear an interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%. In connection with the Term Loans, we are required to issue to Innovatus a warrant to purchase an aggregate of 424,028 shares of the Company’s common stock at an exercise price of $2.83 per share. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and net product revenue, with the latter beginning with the period ending September 30, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. We reviewed the results of management’s assessment with our Audit Committee.
Our internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of our code of ethics is available on our principal corporate website at www.codexis.com in the Investors section under “Corporate Governance."
The information required by this item is incorporated by reference from the information that will be set forth in the 2024 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information that will be set forth in the 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information that will be set forth in the 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information that will be set forth in the 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information that will be set forth in the 2024 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K
2.Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description

1.1
Equity Distribution Agreement, dated as of May 7, 2021, between Codexis, Inc. and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on May 7, 2021).

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

3.4	Amended and Restated Bylaws of Codexis, Inc. effective as of February 8, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 9, 2024).

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

4.3
Form of Warrant to Purchase Common Stock for Codexis, Inc., issued pursuant to the Loan and Security Agreement by and between the Company and Innovatus Life Sciences Fund I, LP. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2024).

4.4	Description of Codexis' Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1A*	Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of February 1, 2004.

10.1B*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of June 1, 2004.

10.1C*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 9, 2007.

10.1D*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 31, 2008.

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

Exhibit No.	Description
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

10.3G+	Amendment to the Codexis, Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2023).

10.4A+
Codexis, Inc. 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-269163) filed with the SEC on January 9, 2023).

10.4B+
Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-269163) filed with the SEC on January 9, 2023).

10.4C+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-269163) filed with the SEC on January 9, 2023).

10.5+	Codexis, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2023).

10.6
Form of Indemnification Agreement between the Company and each of its directors, officers and certain employees (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023).

10.7+
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

10.9A+
Employment Agreement by and between the Company and Ross Taylor effective as of August 4, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019).

10.9B+
Transition and Separation Agreement by and between the Company and Ross Taylor, dated as of February 3, 2023 (incorporated by reference to Exhibit 10.8B to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023).

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

10.10C+
Amendment to Employment Agreement between the Company and John Nicols, dated November 16, 2017 (incorporated by reference to Exhibit 10.8E to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018).

10.10D+
Amendment to Employment Agreement between the Company and John Nicols, effective as of June 28, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019).

10.10E+
Transition and Separation Agreement by and between the Company and John Nicols, dated as of July 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

10.11†	Acquisition Agreement by and among the Company, Societé des Produits Nestlé S.A., formerly known as Nestec Ltd. ("Nestlé Health Science"), effective as of December 26, 2023.

10.12A
Lease Agreement by and between the Company and ARE-SAN FRANCISCO NO. 63, LLC dated as of January 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021).

10.12B†
Assignment and Assumption of Lease by and between the Company and Vaxcyte, Inc. dated as of September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 3, 2023).

10.12C†
Consent to Assignment and First Amendment to Lease Agreement by and between the Company, Vaxcyte Inc. and ARE-San Francisco No. 63, LLC dated as of September 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 3, 2023).

10.13+
Employment Agreement by and between the Company and Stephen Dilly dated as of August 9, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

10.14A+
Offer Letter by and between the Company and Kevin Norrett dated as of September 12, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

10.14B+
Change in Control Severance Agreement by and between the Company and Kevin Norrett dated September 12, 2022 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

Exhibit No.	Description
10.15A+
Offer Letter by and between the Company and Margaret Fitzgerald dated as of October 5, 2022 (incorporated by reference to Exhibit 10.13A to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023).

10.15B+
Change in Control Severance Agreement by and between the Company and Margaret Fitzgerald dated October 10, 2022 (incorporated by reference to Exhibit 10.13A to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023).

10.16A+
Offer Letter by and between the Company and Sriram Ryali dated as of December 30, 2023 (incorporated by reference to Exhibit 10.13A to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023).

10.16B+
Change in Control Severance Agreement by and between the Company and Sriram Ryali dated January 27, 2023 (incorporated by reference to Exhibit 10.13A to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023).

10.17	Loan and Security Agreement by and between the Company and Innovatus Life Sciences Fund I, LP., effective as of February 13, 2024

23.1	Consent of BDO USA, P.C., independent registered public accounting firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

97.1	Codexis, Inc. Clawback Policy effective August 24, 2023

101
The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (vi) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 and (vii) Notes to Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.
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
***    Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) customarily and actually treated as private or confidential.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODEXIS, INC.

Date:	February 28, 2024	By:	/s/ Stephen Dilly
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

SIGNATURE	TITLE		DATE

/s/ Stephen Dilly	President, Chief Executive Officer and Director (Principal Executive Officer)	Date:	February 28, 2024
Stephen Dilly

/s/ Sriram Ryali	Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 28, 2024
Sriram Ryali

/s/ Byron L. Dorgan	Chairman of the Board of Directors	Date:	February 28, 2024
Byron L. Dorgan

/s/ Jennifer Aaker	Director	Date:	February 28, 2024
Jennifer Aaker

/s/ Esther Martinborough	Director	Date:	February 28, 2024
Esther Martinborough

/s/ Alison Moore	Director	Date:	February 28, 2024
Alison Moore

/s/ H. Stewart Parker	Director	Date:	February 28, 2024
H. Stewart Parker

/s/ Rahul Singhvi	Director	Date:	February 28, 2024
Rahul Singhvi

/s/ David V. Smith	Director	Date:	February 28, 2024
David V. Smith

/s/ Dennis P. Wolf	Director	Date:	February 28, 2024
Dennis P. Wolf