Form 10-Q
period 2024-03-31
CODEXIS, INC.
filed 2024-05-02
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2024, there were 70,557,577 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$58,046	$65,116
Restricted cash, current	518	519
Short-term investments	27,469	—
Financial assets:
Accounts receivable	6,240	10,036
Contract assets	2,571	815
Unbilled receivables	5,459	9,142
Total financial assets	14,270	19,993
Less: allowances	(65)	(65)
Total financial assets, net	14,205	19,928
Inventories	2,441	2,685
Prepaid expenses and other current assets	5,269	5,218
Total current assets	107,948	93,466
Restricted cash	1,062	1,062
Investment in non-marketable equity securities	9,700	9,700
Right-of-use assets - Operating leases, net	12,364	13,137
Property and equipment, net	14,668	15,487
Goodwill	2,463	2,463
Other non-current assets	1,354	1,246
Total assets	$149,559	$136,561
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,465	$5,947
Accrued compensation	6,502	11,246
Other accrued liabilities	5,374	4,735
Current portion of lease obligations - Operating leases	3,879	3,781
Deferred revenue	9,860	10,121
Total current liabilities	29,080	35,830
Deferred revenue, net of current portion	630	640
Long-term lease obligations - Operating leases	11,232	12,243
Long-term debt	28,102	—
Other long-term liabilities	1,248	1,233
Total liabilities	70,292	49,946
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 70,554 shares and 69,905 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	588,311	584,138
Accumulated other comprehensive loss	(16)	—
Accumulated deficit	(509,035)	(497,530)
Total stockholders' equity	79,267	86,615
Total liabilities and stockholders' equity	$149,559	$136,561

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product revenue	$9,551	$8,364
Research and development revenue	7,522	4,618
Total revenues	17,073	12,982
Costs and operating expenses:
Cost of product revenue	4,855	4,521
Research and development	11,246	16,655
Selling, general and administrative	12,860	15,399
Restructuring charges	—	72
Total costs and operating expenses	28,961	36,647
Loss from operations	(11,888)	(23,665)
Interest income	909	1,089
Other expense, net	(516)	(25)
Loss before income taxes	(11,495)	(22,601)
Provision for income taxes	10	16
Net loss	$(11,505)	$(22,617)

Net loss per share, basic and diluted	$(0.16)	$(0.34)
Weighted average common stock shares used in computing net loss per share, basic and diluted	69,854	65,931

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(11,505)	$(22,617)
Other comprehensive loss:
Unrealized loss on available-for-sale short-term investments, net of tax	(16)	—
Comprehensive loss	$(11,521)	$(22,617)

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2024	Shares	Amount
Balance as of January 1, 2024	69,905	$7	$584,138	$—	$(497,530)	$86,615
Exercise of stock options	73	—	143	—	—	143
Release of stock awards	576	—	—	—	—	—
Stock-based compensation	—	—	3,171	—	—	3,171
Issuance of common stock warrants	—	—	859	—	—	859
Net loss	—	—	—	—	(11,505)	(11,505)
Other comprehensive loss	—	—	—	(16)	—	(16)
Balance as of March 31, 2024	70,554	$7	$588,311	$(16)	$(509,035)	$79,267

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2023	Shares	Amount
Balance as of January 1, 2023	65,811	$6	$566,081	$—	$(421,290)	$144,797
Exercise of stock options	143	—	281	—	—	281
Release of stock awards	479	—	—	—	—	—
Stock-based compensation	—	—	2,809	—	—	2,809
Issuance of common stock, net of issuance costs of $390	328	—	1,150	—	—	1,150
Taxes paid related to net share settlement of equity awards	(65)	—	(404)	—	—	(404)
Net loss	—	—	—	—	(22,617)	(22,617)
Balance as of March 31, 2023	66,696	$6	$569,917	$—	$(443,907)	$126,016

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(11,505)	$(22,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,252	1,466
Reduction in the carrying amount of right-of-use assets	773	1,249
Stock-based compensation	3,171	2,809
Equity securities earned from research and development activities	—	(50)
Non-cash interest expense	82	—
Amortization of discount on short-term investments	(41)	—
Other non-cash items	(10)	(5)
Changes in operating assets and liabilities:
Financial assets	5,571	20,856
Inventories	244	33
Prepaid expenses and other assets	(146)	586
Accounts payable	(2,038)	694
Accrued compensation and other accrued liabilities	(3,875)	(11,091)
Other long-term liabilities	(996)	(1,415)
Deferred revenue	(271)	(1,727)
Net cash used in operating activities	(7,789)	(9,212)
Investing activities:
Purchase of property and equipment	(1,130)	(2,539)
Proceeds from sale of property and equipment	11	5
Investment in short-term investments	(27,444)	—
Investment in non-marketable securities	—	(750)
Net cash used in investing activities	(28,563)	(3,284)
Financing activities:
Proceeds from exercises of stock options	281	281
Proceeds from issuance of common stock in connection with public offering	—	1,540
Costs incurred in connection with issuance of common stock at public offering	(60)	(65)
Proceeds from long-term debt	29,521	—
Payment of debt issuance costs	(461)	—
Taxes paid related to net share settlement of equity awards	—	(404)
Net cash provided by financing activities	29,281	1,352
Net decrease in cash, cash equivalents and restricted cash	(7,071)	(11,144)
Cash, cash equivalents and restricted cash at the beginning of the period	66,697	116,026
Cash, cash equivalents and restricted cash at the end of the period	$59,626	$104,882

Supplemental disclosure of cash flow information:
Interest paid	$147	$7
Income taxes paid	$17	$193
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$371	$819

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of March 31, 2024 and 2023 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	March 31,
	2024	2023
Cash and cash equivalents	$58,046	$102,831
Restricted cash, current and non-current	1,580	2,051
Total cash, cash equivalents and restricted cash	$59,626	$104,882

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
We previously managed our business as two business segments, Performance Enzymes and Novel Biotherapeutics. During the third and fourth quarters of 2023, we made changes to the structure of our organization in connection with the restructuring of our business that we announced in July 2023, including the discontinuation of investment in certain development programs, primarily in our biotherapeutics business, consolidation of operations to our Redwood City, California headquarters, and headcount reduction. In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. As a result of these changes, our previous Performance Enzymes and Novel Biotherapeutics operating segments were combined into a single reportable segment. Effective October 1, 2023, the Company's operations are managed and reported to the CEO on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. We believe that these changes better align internal resources to create a more efficient and effective organizational structure. Under this new organizational and reporting structure, we managed our business as one reportable segment as of December 31, 2023. Comparative prior period disclosures that reflected the previous two segments' information have been revised to conform to this change in our reportable segment.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2023.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2024 and results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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

Short-term Investments
We classify all marketable debt securities that have effective maturities of three months or less from the date of purchase as cash equivalents and those with effective maturities of greater than three months as short-term investments securities in the condensed consolidated balance sheets. We determine the appropriate classification of our short-term investments at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our short-term investments as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these debt securities prior to their effective maturities.
We carry these short-term investments at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for the changes in allowance for expected credit losses, which are included in “Other expense, net” in the unaudited condensed consolidated statements of operations. We determine any realized gains or losses on the sale of short-term investments on a specific identification method, and we record such gains and losses as a component of other income and expenses.
Short-term investments are reviewed periodically for allowances for credit losses and impairment. When evaluating the investments, the Company reviews factors such as the extent to which the fair value of the security is less than the amortized cost basis, adverse conditions specifically related to the security, the financial condition of the issuer, the Company’s intent to sell, and whether it would be more likely than not that the Company would be required to sell the investments before the recovery of the amortized cost basis.
Accounting Pronouncements
Recently adopted accounting pronouncements
Aside from those recently issued accounting pronouncements not yet adopted and described below, there were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2024, that are of significance or potential significance to us.
Recently issued accounting pronouncements not yet adopted
In March 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-02 Codification Improvements. The amendments in this ASU amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU, which requires public companies, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
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

Note 3. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers by geographic regions. The geographic regions that are tracked are the Americas (United States, Canada, and Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Australia, New Zealand, Southeast Asia, and China).
Disaggregated information is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Primary geographical markets:
APAC	$7,257	$7,309
Americas	7,244	2,584
EMEA	2,572	3,089
Total revenues	$17,073	$12,982

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	March 31, 2024	December 31, 2023
Contract assets	$2,571	$815
Unbilled receivables	6,372	9,904
Contract liabilities: deferred revenue	$10,490	$10,761

We had no asset impairment charges related to financial assets in the three months ended March 31, 2024 and 2023.
The increase in contract assets was primarily due to increases in product revenue from contracts subject to over time revenue recognition. The decrease in unbilled receivables was primarily due to the timing of billings. The decrease in deferred revenue was primarily due to the timing of recognition of revenue.
As of March 31, 2024, we have $5.5 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.9 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets. As of December 31, 2023, we had $9.1 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.8 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets.
We recognized the following revenues (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period for:	2024	2023
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$371	$1,602
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	189	(216)
Performance obligations satisfied from new activities in the period - contract revenue	16,513	11,596
Total revenues	$17,073	$12,982

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2024.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of March 31, 2024 (in thousands):

	Remainder of 2024	2025	2026	2027 and Thereafter	Total
Product revenue	$9,850	$140	$140	$360	$10,490

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Shares issuable under the Equity Incentive Plan and ESPP	13,105	9,397
Warrants(1)	424	—
Total potentially dilutive securities	13,529	9,397

(1) Pertains to the warrants issued in connection with the Innovatus Loan. For additional information, see Note 11, “Debt.”
Note 5. Investments in Non-Marketable Securities
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable market value and primarily relate to our investments in Molecular Assemblies, Inc. (“MAI”), seqWell Inc. (“seqWell”), and Arzeda Corp. (“Arzeda”). These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy when we estimate the fair value of these investments using the observable transaction price paid by third party investors for the same or similar security of the same issuers. The fair value of non-marketable equity securities are classified within Level 3 when we estimate fair value using unobservable inputs such as when we remeasure due to impairment and we use discount rates, market data of comparable companies, and rights and obligations of the securities the Company holds, among others. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of other expense, net in the unaudited condensed consolidated statements of operations.
There was no remeasurement event for our investments in MAI, seqWell, Arzeda, and other non-marketable equity securities that occurred during the three months ended March 31, 2024 and 2023. We recognized no realized gains or losses during the three months ended March 31, 2024 and 2023.

The following table presents the carrying value of our non-marketable equity securities (in thousands):

	March 31, 2024	December 31, 2023
MAI	$6,693	$6,693
seqWell	2,625	2,625
Arzeda	82	82
Other investments in non-marketable equity securities	300	300
Total non-marketable equity securities	$9,700	$9,700

Note 6. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$11,350	$—	$—	$11,350	$11,350	$—
Level 1:
Money market funds	22,849	—	—	22,849	22,849	—
Level 2(1):
Commercial paper	28,713	—	(17)	28,696	18,878	9,818
Corporate debt	980	—	—	980	—	980
U.S. treasury securities	21,639	2	(1)	21,640	4,969	16,671
Subtotal	51,332	2	(18)	51,316	23,847	27,469
Total	$85,531	$2	$(18)	$85,515	$58,046	$27,469

(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments uses inputs that are either directly or indirectly observable for the asset through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$8,742	$—	$—	$8,742	$8,742	$—
Level 1:
Money market funds	56,374	—	—	56,374	56,374	—
Total	$65,116	$—	$—	$65,116	$65,116	$—

We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of March 31, 2024, and December 31, 2023, the contractual maturity of all investments held was less than one year.

During the three months ended March 31, 2024 and 2023, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.

Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$108	$108
Work in process	37	7
Finished goods	2,296	2,570
Total Inventories	$2,441	$2,685

Prepaid expenses and other current assets
As of March 31, 2024, prepaid expenses and other current assets consisted of prepaid expenses of $4.7 million and other current assets of $0.5 million. As of December 31, 2023, prepaid expenses and other current assets consisted of prepaid expenses of $4.6 million and other current assets of $0.6 million.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$37,744	$37,216
Leasehold improvements	11,901	11,912
Computer equipment and software	2,642	2,565
Office equipment and furniture	1,116	1,469
Construction in progress	1,169	1,636
Property and equipment	54,572	54,798
Less: accumulated depreciation and amortization	(39,904)	(39,311)
Property and equipment, net	$14,668	$15,487

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,032	$1,243
Selling, general and administrative	220	223
Total depreciation expense	$1,252	$1,466

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued professional and outside service fees	$2,482	$2,330
Accrued purchases	2,418	1,402
Other	474	1,003
Total other accrued liabilities	$5,374	$4,735

Note 8. Stock-based Compensation
Employee Stock Purchase Plan
In April 2023, the Board approved an employee stock purchase plan (the “ESPP”) which became effective upon approval at the Annual Meeting in June 2023. The ESPP allows eligible employees of the Company to purchase shares of our common stock through payroll deductions over 24-month offering periods. The per share purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date. Participant purchases are limited to a maximum of $25,000 of fair value of our stock per calendar year. The Company is authorized to grant up to 2,000,000 shares of common stock under the ESPP. The first offering period of the ESPP commenced in December 2023 and as of March 31, 2024, the Company had not issued any shares of common stock under the ESPP. We recognized $0.1 million of stock-based compensation expenses related to the ESPP in the three months ended March 31, 2024.
Stock Options

Stock options granted to employees generally have a maximum term of ten years and vest over four years from the date of grant, of which 25% vest at the end of one year, and 75% vest monthly over the remaining three years. In January 2024, the Board approved the grants of stock options with a vesting term over three years from the date of grant, of which 33% vest at the end of one year, and 67% vest monthly over the remaining two years.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of product revenue	$115	$129
Research and development	820	722
Selling, general and administrative	2,236	1,958
Total	$3,171	$2,809

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$1,514	$922
RSUs and RSAs	1,317	1,126
PSUs	247	837
PBOs	16	(76)
ESPP	77	—
Total	$3,171	$2,809

As of March 31, 2024, unrecognized stock-based compensation expense, net of expected forfeitures, was $13.3 million related to unvested stock options and $6.5 million related to unvested RSUs and RSAs. Stock-based compensation expense for these awards will be recognized through 2028.
Note 9. Capital Stock
Exercise of Options
For the three months ended March 31, 2024 and March 31, 2023, we issued 72,856 and 142,856 shares, respectively, upon option exercises at a weighted-average exercise price of $1.97 and $1.97 per share, respectively, with net cash proceeds of $0.1 million and $0.3 million, respectively.

Sales Agreements
In May 2021, we filed a Registration Statement on Form S-3 with the SEC (the “2021 Registration Statement”), that automatically became effective upon its filing, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. On February 27, 2023, we filed a post-effective amendment to the 2021 Registration Statement. Pursuant to that post-effective amendment, we registered an aggregate $200.0 million of securities. In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).
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
During the three months ended March 31, 2024 and 2023, nil and 327,480 shares, respectively, of our common stock were issued and sold pursuant to the EDA. During the three months ended March 31, 2023, we received gross proceeds of $1.5 million, or $1.2 million in net proceeds after PSC's commissions and direct offering expenses of $0.4 million. As of March 31, 2024, $41.3 million worth of shares remained available for sale under the EDA. The 2021 Registration Statement is set to expire in May 2024. On April 24, 2024, we terminated the EDA.
On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We intend to file a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement.
Note 10. Commitments and Contingencies
Lease and other information
The Company has entered into operating leases primarily for office and laboratory space. Lease costs amounts included in the measurement of lease obligations and other information related to non-cancellable operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost(1)	$1,032	$1,830

(1) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	3.6 years
Weighted-average discount rate	6.6%

	Three Months Ended March 31,
Cash paid (in thousands):	2024	2023
Operating cash flows from operating leases	$1,173	$1,882

As of March 31, 2024, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2024 (remaining 9 months)	$3,554
2025	4,868
2026	5,014
2027	2,533
2028	760
Thereafter	319
Total minimum lease payments	17,048
Less: imputed interest	1,937
Lease obligations	$15,111

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets:
Current portion of lease obligations - Operating leases	$3,879
Long-term lease obligations - Operating leases	11,232
Total operating lease liabilities	$15,111

Other Commitments
We enter into supply and service arrangements in the normal course of business. Supply arrangements are primarily for fixed-price manufacture and supply. Service agreements are primarily for the development of manufacturing processes. Commitments under service agreements are typically subject to cancellation at our discretion which may require payment of certain cancellation fees. The timing of completion of service arrangements is subject to variability in estimates of the time required to complete the work.
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

	Payments Due by Period
	Total	2024 (Remaining 9 Months)	2025 and Thereafter
Facility maintenance agreement	$701	$701	$—
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

Note 11. Debt
Innovatus Loan Agreement
On February 13, 2024 (the “Closing Date”), we entered into a 5-year term loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), an affiliate of Innovatus Capital Partners, LLC, for an aggregate principal amount of up to $40.0 million and with a maturity date of February 13, 2029 (the “Innovatus Loan”). The Innovatus Loan consists of two tranches, of which the first tranche of $30.0 million was funded on February 13, 2024. We will be eligible to draw down the second tranche of $10.0 million upon achievement of certain milestones including pre-specified revenue thresholds.
The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the the Company, up to 2.0% of such rate shall be payable in-kind until the third anniversary of the closing date. The Company is required to make monthly interest-only payments through February 1, 2027, after which the Company is required to make monthly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. 2.0% of the interest is payable in-kind for the first three years of the term by increasing the principal balance. Prepayments of the loan, in whole or in part, will be subject to an early prepayment fee which ranges between 3% and 1% and declines each year until the third anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 3% of the aggregate principal amount of the tranches funded under the Innovatus Loan.
The Innovatus Loan contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and net product revenue, with the latter beginning with the period ending September 30, 2024. The Company believes it is in compliance with the terms included within the Innovatus Loan as of March 31, 2024. The Innovatus Loan is secured by perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company's intellectual property.
In connection with the issuance of the Innovatus Loan, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the three months ended March 31, 2024 was $0.5 million, and is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given its recent issuance. The effective interest rate for the Innovatus Loan was 14.0% as of March 31, 2024.
Additionally, in connection with entering into the Innovatus Loan, we entered into a Warrant Agreement with Innovatus on February 13, 2024 and issued to Innovatus a warrant to purchase an aggregate of 424,028 shares of the Company’s common stock at an exercise price of $2.83 per share. The warrants may be exercised on a cashless basis, and are immediately exercisable through the 10th anniversary of the issuance date. At the time of issuance, the Company determined the estimated fair value of the warrants of $0.9 million using the Black-Scholes model. As the warrants represent a freestanding equity instrument, the Company recorded the fair value of the warrants in additional paid-in capital as of March 31, 2024.
The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at March 31, 2024 (in thousands):

March 31, 2024
Face value of debt	$30,000
Add: payment in-kind interest	28
Add: amortized exit fee	17
Less: unamortized debt discount	(1,313)
Less: unamortized debt issuance costs	(630)
Total long-term debt	$28,102

The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2024	$—
2025	—
2026	—
2027	13,264
2028	15,917
2029	2,653
Total principal payments	31,834
Add: amortized exit fee	17
Less: uncapitalized payment in-kind interest	(1,806)
Less: unamortized debt issuance fee	(1,313)
Less: unamortized debt issuance costs	(630)
Total long-term debt	$28,102
Note 12. Segment, Geographical and Other Revenue Information
Segment Information
We previously managed our business as two business segments, Performance Enzymes and Novel Biotherapeutics. During the third and fourth quarters of 2023, we made changes to the structure of our organization in connection with the restructuring of our business that we announced in July 2023, including the discontinuation of investment in certain development programs, primarily in our biotherapeutics business, consolidation of operations to our Redwood City, California headquarters, and headcount reduction. In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our CEO, our chief operating decision maker, assesses performance and allocates resources. As a result of these changes, our previous Performance Enzymes and Novel Biotherapeutics operating segments were combined into a single reportable segment.
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
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended March 31,
	2024	2023
Customer A	35%	*
Customer B	15%	23%
Customer C	10%	*
Customer D	*	14%
Customer E	*	13%
Customer F	*	10%
* Percentage was less than 10%

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	March 31, 2024	December 31, 2023
Customer B	23%	12%
Customer G	23%	13%
Customer H	*	21%
Customer I	*	12%
* Percentage was less than 10%
Identifiable long-lived assets by location was as follows (in thousands):

	March 31, 2024	December 31, 2023
United States	$27,032	$28,624

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024 (the “Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A: “Risk Factors” of our Annual Report, as incorporated herein and referenced in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Business Overview
We are a leading enzyme engineering company leveraging our proprietary CodeEvolver® directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. We focus on leveraging our capacity to enhance the properties and performance of enzymes to drive pivotal improvements across two key focus areas: our foundational, revenue-generating pharmaceutical manufacturing business and our Enzyme-Catalyzed Oligonucleotide (ECO) Synthesis™ (“ECO Synthesis™”) manufacturing platform, which is currently in development to enable the commercial scale manufacture of RNA interference (“RNAi”) therapeutics. Our unique enzymes drive improvements such as higher yields, increased purity, reduced energy usage and waste generation, and improved efficiency in manufacturing. In July 2023, we announced that we discontinued investment in certain development programs, primarily in our novel biotherapeutics business segment and that we are actively exploring options to drive value by potentially monetizing non-core assets within our biotherapeutics and Life Science portfolios.
Within the pharmaceutical manufacturing business, we utilize our CodeEvolver® technology platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to reduce their costs and improve the efficiency and productivity of their manufacturing processes for small molecule therapeutics. We also use the CodeEvolver® technology platform to develop enzymes for the synthesis of nucleic acids such as DNA/RNA, including enzymes utilized in our ECO Synthesis™ manufacturing platform. We demonstrated gram-scale synthesis with the ECO Synthesis™ manufacturing platform in December 2023 and expect to begin pre-commercial customer testing in 2024. We anticipate that this will be followed by early commercial licenses to the ECO Synthesis™ manufacturing platform in 2025 and a full commercial launch in 2026.
As of March 31, 2024, we manage our business as one business segment. For additional information, see Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Recent Developments
Entered into exclusive licensing agreement for newly engineered double-stranded DNA ligase with Roche
On February 26, 2024, we announced that we entered into an agreement with Roche Sequencing Solutions, Inc. (“Roche”) for an exclusive, global license for the Company’s newly engineered double-stranded DNA (dsDNA) ligase for next-generation sequencing (NGS) library preparation and the Company’s EvoT4™ DNA ligase. Under the terms of the deal, Codexis will receive upfront and technical milestone payments. This deal supersedes the prior exclusive license on the EvoT4™ DNA ligase.

Secured $40.0 million in strategic financing deal with Innovatus Capital Partners to further strengthen cash position ahead of key milestones
On February 13, 2024, we announced that we entered into a loan facility agreement with an affiliate of Innovatus Capital Partners, LLC (Innovatus) for up to $40.0 million, including $30.0 million upfront and access to an additional $10.0 million upon achieving certain prespecified revenue thresholds.
Appointment of new members of our Strategic Advisory Board (“SAB”)
On February 20, 2024, we announced the appointment Masad Damha, PhD and Jim Lalonde, PhD to our SAB. On April 11, 2024, we announced the appointment of Carole Cobb, MBA to our SAB as well. Drs. Damha and Lalonde and Ms. Cobb join John Maraganore, PhD, the founder and former Chief Executive Officer of Alnylam Pharmaceuticals on our SAB, which is now comprised of experts across oligonucleotide synthesis and manufacturing and was established to help guide the Company’s strategic direction, providing critical insights to inform the continued development of Codexis’ ECO Synthesis™ manufacturing platform.
Significant Collaborative Arrangements Update
Acquisition Agreement
In December 2023, we entered into an acquisition agreement (the “Acquisition Agreement”) with Nestlé Health Science, pursuant to which we agreed to assign our interests in CDX-7108 (including associated agreements and intellectual property rights) to Nestlé Health Science. Under the terms of the Acquisition Agreement, Nestlé Health Science will be solely responsible for the continued development and commercialization of CDX-7108, including all associated costs, and Codexis will receive upfront payment, future potential milestone payments and net-sales based royalties. We recognized research and development revenue of $5.0 million during the fourth quarter of 2023 related to the Acquisition Agreement and received the $5.0 million upfront fee in January 2024.
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
No product revenue was recognized from the Pfizer Supply Agreement during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, we had $9.5 million in deferred revenue related to the $25.9 million fee received from Pfizer.
Strategic Collaboration Agreement
In October 2017, we entered into the Nestlé Strategic Collaboration Agreement (“SCA”) pursuant to which we and Nestlé Health Science have collaborated to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas. The term of the Nestlé SCA has expired in December 2023, as we opted out of a renewal period through December 2024.
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science have collaborated to advance a lead candidate discovered through our Nestlé SCA, CDX-7108, targeting exocrine pancreatic insufficiency, into preclinical and early clinical studies. We, together with Nestlé Health Science, initiated a Phase 1 clinical trial of CDX-7108 in the fourth quarter of 2021, and on February 23, 2023, we and Nestlé Health Science announced interim results. In July 2023, we announced plans to discontinue our development support of CDX-7108.
Under the Nestlé SCA and the development agreement, we recognized nil and $1.8 million in research and development fees for the three months ended March 31, 2024 and 2023, respectively.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenues:
Product revenue	$9,551	$8,364	$1,187	14%
Research and development revenue	7,522	4,618	2,904	63%
Total revenues	17,073	12,982	4,091	32%
Costs and operating expenses:
Cost of product revenue	4,855	4,521	334	7%
Research and development	11,246	16,655	(5,409)	(32)%
Selling, general and administrative	12,860	15,399	(2,539)	(16)%
Restructuring charges	—	72	(72)	100%
Total costs and operating expenses	28,961	36,647	(7,686)	(21)%
Loss from operations	(11,888)	(23,665)	11,777	(50)%
Interest income	909	1,089	(180)	(17)%
Other expense, net	(516)	(25)	(491)	1,964%
Loss before income taxes	(11,495)	(22,601)	11,106	(49)%
Provision for income taxes	10	16	(6)	(38)%
Net loss	$(11,505)	$(22,617)	$11,112	(49)%

Revenues
Our revenues consisted of product revenue, research and development revenue, and royalties and license revenue as follows:
•Product revenue consist of sales of biocatalysts, pharmaceutical intermediates, and Codex® biocatalyst panels and kits.
•Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
Revenues are as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Product revenue	$9,551	$8,364	$1,187	14%
Research and development revenue	7,522	4,618	2,904	63%
Total revenues	$17,073	$12,982	$4,091	32%

Revenues typically fluctuate on a quarterly basis due to the variability in our customers' manufacturing schedules and the timing of our customers’ clinical trials. In addition, we have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the commercial scale manufacturing of the enzymes used in our pharmaceutical and fine chemicals business.
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
Total revenues increased by $4.1 million to $17.1 million in the three months ended March 31, 2024 compared to the same period in 2023, or 32%.

Product revenue increased by $1.2 million to $9.6 million in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to higher sales of branded pharmaceutical products.
Research and development revenue increased by $2.9 million to $7.5 million in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to $6.0 million higher revenue from Roche licensing agreement entered into in February 2024. This was offset by $1.8 million lower research and development fees from Nestlé Health Science under the Nestlé SCA and development agreement and $1.7 million lower revenue from Takeda under the Strategic Collaboration and License Agreement we entered into with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda, in March 2020.
Cost and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense, and restructuring charges from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Cost of product revenue	$4,855	$4,521	$334	7%
Research and development	11,246	16,655	(5,409)	(32)%
Selling, general and administrative	12,860	15,399	(2,539)	(16)%
Restructuring charges	—	72	(72)	100%
Total costs and operating expenses	$28,961	$36,647	$(7,686)	(21)%

Cost of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Product revenue	$9,551	$8,364	$1,187	14%
Cost of product revenue (1)	4,855	4,521	334	7%
Product gross profit	$4,696	$3,843	$853	22%
Product gross margin (%) (2)	49%	46%

(1) Cost of product revenue consists of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue increased by $0.3 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a higher volume of product sales as compared to the same period in prior year. The product gross margin increased to 49% in the three months ended March 31, 2024 compared to 46% in the three months ended March 31, 2023, primarily due to variability in the product mix.
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
Research and development expenses were $11.2 million in the first quarter of 2024, a decrease of $5.4 million, or 32%, from $16.7 million in the first quarter of 2023. This decrease was primarily due to $2.4 million decrease in costs associated with lower headcount, $1.2 million decrease in outside services related to Chemistry, Manufacturing and Controls and regulatory expenses, $1.2 million decrease in lease costs due to the assignment of our San Carlos facility lease during the fourth quarter of 2023, and $0.5 million lower lab supply costs.

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
Selling, general and administrative expenses were $12.9 million in the first quarter of 2024, a decrease of $2.5 million, or 16%, compared to $15.4 million in the first quarter of 2023. This decrease was primarily due to $1.6 million decrease in costs associated with lower headcount, $0.7 million in lower consulting and outside services, and $0.2 million of lower marketing and advertising costs. These were partially offset by a $0.3 million higher stock based compensation expense.
Restructuring Charges
Restructuring charges consist of one-time employee severance and other termination benefits due to workforce reduction plans that were initiated in the prior years. There were no restructuring charges recognized in the three months ended March 31, 2024. Restructuring charges were $0.1 million for the three months ended March 31, 2023.
Interest Income and Other Expense, net (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Interest income	$909	$1,089	$(180)	(17)%
Other expense, net	(516)	(25)	(491)	1,964%
Total other income, net	$393	$1,064	$(671)	(63)%

Interest Income
Interest income decreased by $0.2 million in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to lower average cash balances.
Other Expense, net
Other expense, net increased by $0.5 million in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to interest related to long-term debt.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Provision for income taxes	$10	$16	$(6)	(38)%

The provision for income taxes for the three months ended March 31, 2024 and 2023, was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for the three months ended March 31, 2024 was $11.5 million, or a net loss per basic and diluted share of $0.16. This compared to a net loss of $22.6 million, or a net loss per basic and diluted share of $0.34 for the three months ended March 31, 2023. The decrease in net loss is primarily related to higher product and research and development revenues and lower operating expenses.
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
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$58,046	$65,116
Short-term investments	$27,469	$—
Working capital	$78,868	$57,636
Sources of Capital
In addition to our existing cash and cash equivalents and revenue generated through our existing operations, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Sales Agreements
In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we may determine from time to time, may sell over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. In 2023, 3,079,421 shares of our common stock were issued and sold pursuant to the EDA, all during the first half of 2023, and we received net proceeds of $7.9 million. As of March 31, 2024, $41.3 million of shares remained available for sale under the EDA. The registration statement registering the offer and sale of the shares pursuant to the EDA is set to expire on May 7, 2024. On April 24, 2024, we terminated the EDA.
On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. We intend to file a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement.
Sales of our common stock under these arrangements could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.

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
However, we may need additional capital if our current plans and assumptions change. In addition, we may choose to seek other sources of capital even if we believe we have generated sufficient cash flows to support our operating needs. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products including our ECO Synthesis™ manufacturing platform, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under the Loan Agreement, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate development of new products or services, such as our ECO Synthesis™ manufacturing platform, or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Cash Flows
The following is a summary of cash flows for three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(7,789)	$(9,212)
Net cash used in investing activities	(28,563)	(3,284)
Net cash provided by financing activities	29,281	1,352
Net decrease in cash, cash equivalents and restricted cash	$(7,071)	$(11,144)

Cash Flows from Operating Activities
The $1.4 million decrease in net cash used in operations for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to the net effect of decreases in cash paid for operating expenses, primarily driven by the restructuring of our business in 2023 which included the assignment of our San Carlos facility lease in the fourth quarter of 2023, and changes in operating assets and liabilities.
Cash Flows from Investing Activities
The $25.3 million increase in net cash used in investing activities for the three months ended March 31, 2024 as compared to the same period in 2023, was primarily due to higher cash utilized for purchase of short-term investments.
Cash Flows from Financing Activities
The $27.9 million increase in net cash provided by financing activities for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to proceeds from the Innovatus Loan in February 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2024 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report.
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $85.5 million as of March 31, 2024. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2024, the effect of a hypothetical 10% decrease in market interest rates would have a $0.4 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At March 31, 2024, we had $30.0 million principal amount outstanding under the Innovatus Loan. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the closing date. An immediate 10% change in the prime interest rate would result in a $0.3 million impact on our results of operations over the next twelve months from March 31, 2024.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of March 31, 2024, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $41 thousand.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2024 at a reasonable assurance level.
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
•We have recently enhanced our strategic focus to concentrate on certain programs and business lines. As a result of this refined focus on returning the foundational, revenue-generating pharmaceutical manufacturing business and the ECO Synthesis™ manufacturing platform, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
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
We have incurred net losses since our inception, including losses of $76.2 million, $33.6 million, and $21.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. and $11.5 million and $22.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $509.0 million and $497.5 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharmaceutical manufacturing business, increase sales of existing products and services, develop and commercialize our ECO Synthesis™ manufacturing platform, and or develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GSK, Merck, Novartis, Nestlé Health Science, Aldevron and Roche provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis™ manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the three months ended March 31, 2024 and 2023, customers that each individually contributed 10% or more of our total revenue accounted for 60% and 60% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
Our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the three months ended March 31, 2024, we derived a majority of our product revenue from these product supply agreements.
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
Manufacturing of our enzymes is conducted primarily in four locations: our in-house facility in Redwood City, California, and at three third-party contract manufacturing organizations, Lactosan in Kapfenberg, Austria, ACSD in Anagni, Italy, Alphazyme in Jupiter, Florida, and Sekisui in Maidstone, United Kingdom. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and life sciences businesses.
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
We have investments in illiquid or non-marketable equity securities acquired in private transactions. As of March 31, 2024, 6.5% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Because over 5% of our total assets consisted of non-marketable investment securities, any future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.

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

In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as funding the ongoing commercialization of our ECO Synthesis™ manufacturing platform, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, including pursuant to the EDA, the Cantor Sales Agreement, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under our Loan Agreement, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of March 31, 2024, we owned or controlled approximately 2,095 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of March 31, 2024, our patents and patent applications, if issued, have terms that expire between 2024 and approximately 2045. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, none of the directors or executive officers of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Cantor Sales Agreement

On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $75.0 million through Cantor, as sales agent (the “ATM Offering”).

Cantor may sell the Common Stock by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market (“Nasdaq”) or any other trading market for the Common Stock. Cantor will use commercially reasonable efforts, consistent with its normal sales and trading practices and applicable state and federal laws, rules and regulations and the rules of Nasdaq, to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions the Company may impose). We will pay Cantor a commission of up to 3.0% of the gross sales proceeds of any Common Stock sold through Cantor under the ATM Offering and have provided Cantor with customary indemnification rights.

We are not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which will be filed as an exhibit to the 2024 Registration Statement (as defined below).

The shares of Common Stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to a shelf registration statement on Form S-3 (the “2024 Registration Statement”) that we intend to file with the Securities and Exchange Commission and a prospectus relating to the ATM Offering which will be included in the 2024 Registration Statement. None of our securities, including any shares of Common Stock, may be sold under the Sales Agreement, and no offers to buy such securities may be accepted, prior to the time the 2024 Registration Statement becomes effective.

The legal opinion of Sidley Austin LLP relating to the shares of Common Stock being offered pursuant to the Sales Agreement will be filed as Exhibit 5.1 to the 2024 Registration Statement.

This report shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

4.4
Description of Codexis' Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed on February 28, 2024).

10.1
Loan and Security Agreement by and between the Company and Innovatus Life Sciences Fund I, LP., effective as of February 13, 2024 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	May 2, 2024	By:	/s/ Stephen Dilly
Stephen Dilly President and Chief Executive Officer (principal executive officer)

Date:	May 2, 2024	By:	/s/ Sriram Ryali
Sriram Ryali Chief Financial Officer (principal financial and accounting officer)