Form 10-Q
period 2024-06-30
CODEXIS, INC.
filed 2024-08-08
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2024, there were 70,927,377 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$18,595	$65,116
Restricted cash, current	517	519
Short-term investments	54,604	—
Financial assets:
Accounts receivable	4,860	10,036
Contract assets	3,213	815
Unbilled receivables	4,380	9,142
Total financial assets	12,453	19,993
Less: allowances	(65)	(65)
Total financial assets, net	12,388	19,928
Inventories	2,232	2,685
Prepaid expenses and other current assets	3,062	5,218
Total current assets	91,398	93,466
Restricted cash	1,062	1,062
Investment in non-marketable equity securities	9,700	9,700
Right-of-use assets - Operating leases, net	11,576	13,137
Property and equipment, net	13,966	15,487
Goodwill	2,463	2,463
Other non-current assets	1,841	1,246
Total assets	$132,006	$136,561
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,685	$5,947
Accrued compensation	7,658	11,246
Other accrued liabilities	5,417	4,735
Current portion of lease obligations - Operating leases	3,979	3,781
Deferred revenue	9,800	10,121
Total current liabilities	30,539	35,830
Deferred revenue, net of current portion	200	640
Long-term lease obligations - Operating leases	10,191	12,243
Long-term debt	28,365	—
Other long-term liabilities	1,264	1,233
Total liabilities	70,559	49,946
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 70,914 shares and 69,905 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	593,253	584,138
Accumulated other comprehensive loss	(23)	—
Accumulated deficit	(531,790)	(497,530)
Total stockholders' equity	61,447	86,615
Total liabilities and stockholders' equity	$132,006	$136,561

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product revenue	$6,259	$11,048	$15,810	$19,412
Research and development revenue	1,720	10,275	9,242	14,893
Total revenues	7,979	21,323	25,052	34,305
Costs and operating expenses:
Cost of product revenue	3,462	3,178	8,317	7,698
Research and development	11,413	17,334	22,659	33,988
Selling, general and administrative	15,671	13,365	28,531	28,765
Restructuring charges	—	72	—	145
Asset impairment and other charges	165	—	165	—
Total costs and operating expenses	30,711	33,949	59,672	70,596
Loss from operations	(22,732)	(12,626)	(34,620)	(36,291)
Interest income	972	1,121	1,881	2,209
Interest and other expense, net	(985)	(9)	(1,500)	(33)
Loss before income taxes	(22,745)	(11,514)	(34,239)	(34,115)
Provision for income taxes	10	9	21	25
Net loss	$(22,755)	$(11,523)	$(34,260)	$(34,140)

Net loss per share, basic and diluted	$(0.32)	$(0.17)	$(0.49)	$(0.51)
Weighted average common stock shares used in computing net loss per share, basic and diluted	70,376	67,573	70,115	66,756

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(22,755)	$(11,523)	$(34,260)	$(34,140)
Other comprehensive loss:
Unrealized loss on available-for-sale short-term investments, net of tax	(7)	—	(23)	—
Comprehensive loss	$(22,762)	$(11,523)	$(34,283)	$(34,140)

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2024	Shares	Amount
Balance as of April 1, 2024	70,554	$7	$588,311	$(16)	$(509,035)	$79,267
Issuance of common stock upon release of stock awards	236	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	124	—	260	—	—	260
Stock-based compensation	—	—	4,682	—	—	4,682
Net Loss	—	—	—	—	(22,755)	(22,755)
Other comprehensive loss	—	—	—	(7)	—	(7)
Balance as of June 30, 2024	70,914	$7	$593,253	$(23)	$(531,790)	$61,447

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2023	Shares	Amount
Balance as of April 1, 2023	66,696	$6	$569,917	$—	$(443,907)	$126,016
Issuance of common stock upon exercise of stock options	71	—	141	—	—	141
Issuance of common stock upon release of stock awards	285	—	—	—	—	—
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $331	2,752	—	6,781	—	—	6,781
Stock-based compensation	—	—	2,716	—	—	2,716
Net Loss	—		—	—	(11,523)	(11,523)
Balance as of June 30, 2023	69,804	$6	$579,555	$—	$(455,430)	$124,131

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2024	Shares	Amount
Balance as of January 1, 2024	69,905	$7	$584,138	$—	$(497,530)	$86,615
Issuance of common stock upon exercise of stock options	73	—	143	—	—	143
Issuance of common stock upon release of stock awards	812	—	—	—	—	—
Issuance of common stock warrants in connection with debt issuance	—	—	859	—	—	859
Issuance of common stock under employee stock purchase plan	124	—	260	—	—	260
Stock-based compensation	—	—	7,853	—	—	7,853
Net Loss	—		—	—	(34,260)	(34,260)
Other comprehensive loss	—	—	—	(23)	—	(23)
Balance as of June 30, 2024	70,914	$7	$593,253	$(23)	$(531,790)	$61,447

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2023	Shares	Amount
Balance as of January 1, 2023	65,811	$6	$566,081	$—	$(421,290)	$144,797
Issuance of common stock upon exercise of stock options	214	—	422	—	—	422
Issuance of common stock upon release of stock awards	764	—	—	—	—	—
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $721	3,080	—	7,931	—	—	7,931
Stock-based compensation	—	—	5,525	—	—	5,525
Taxes paid related to net share settlement of equity awards	(65)	—	(404)	—	—	(404)
Net Loss	—		—	—	(34,140)	(34,140)
Balance as of June 30, 2023	69,804	$6	$579,555	$—	$(455,430)	$124,131

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(34,260)	$(34,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,516	2,946
Reduction in the carrying amount of right-of-use assets	1,561	2,517
Stock-based compensation	7,853	5,525
Asset impairment and other charges	165	—
Equity securities earned from research and development activities	—	(118)
Non-cash interest expense	345	—
Amortization of discount on short-term investments	(487)	—
Other non-cash items	14	(15)
Changes in operating assets and liabilities:
Financial assets	7,137	19,261
Inventories	453	(23)
Prepaid expenses and other assets	2,402	1,324
Accounts payable	(2,275)	631
Accrued compensation and other accrued liabilities	(2,598)	(10,373)
Other long-term liabilities	(2,022)	(2,864)
Deferred revenue	(761)	(9,970)
Net cash used in operating activities	(19,957)	(25,299)
Investing activities:
Purchase of property and equipment	(1,525)	(4,120)
Proceeds from sale of property and equipment	15	15
Investment in short-term investments	(57,140)	—
Proceeds from maturity of short-term investments	3,000	—
Investment in non-marketable securities	—	(750)
Net cash used in investing activities	(55,650)	(4,855)
Financing activities:
Proceeds from exercises of stock options	281	422
Proceeds from issuance of stock under employee stock purchase plan	327	—
Proceeds from issuance of common stock in connection with equity sales agreement	—	8,652
Costs incurred in connection with equity sales agreements	(403)	(395)
Proceeds from long-term debt	29,521	—
Payment of debt issuance costs	(642)	—
Taxes paid related to net share settlement of equity awards	—	(404)
Net cash provided by financing activities	29,084	8,275
Net decrease in cash, cash equivalents and restricted cash	(46,523)	(21,879)
Cash, cash equivalents and restricted cash at the beginning of the period	66,697	116,026
Cash, cash equivalents and restricted cash at the end of the period	$20,174	$94,147

Supplemental disclosure of cash flow information:
Interest paid	$890	$10
Income taxes paid	$17	$193
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$768	$434
Transfer from property and equipment to assets held for sale	$59	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of June 30, 2024 and 2023 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents	$18,595	$92,093
Restricted cash, current and non-current	1,579	2,054
Total cash, cash equivalents and restricted cash	$20,174	$94,147

This table excludes short-term investments of $54.6 million as of June 30, 2024. Total cash, cash equivalents, and short-term investments as of June 30, 2024 were $73.2 million.

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
In these notes to the unaudited condensed consolidated financial statements, the “Company,” “Codexis,” “we,” “us,” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2023.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2024 and results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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

Short-term Investments
We classify all marketable debt securities that have effective maturities of three months or less from the date of purchase as cash equivalents and those with effective maturities of greater than three months as short-term investment securities in the condensed consolidated balance sheets. We determine the appropriate classification of our short-term investments at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our short-term investments as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these debt securities prior to their effective maturities.
We carry these short-term investments at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for the changes in allowance for expected credit losses, which are included in “Interest and other expense, net” in the unaudited condensed consolidated statements of operations. We determine any realized gains or losses on the sale of short-term investments on a specific identification method, and we record such gains and losses as a component of interest income.
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
Accounting Pronouncements
Recently adopted accounting pronouncements
There were no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2024, that are of significance or potential significance to us.
Recently issued accounting pronouncements not yet adopted
In March 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU amends the FASB Accounting Standard Codification (the “ASC”) to remove references to various concepts statements and impacts a variety of topics in the ASC. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU require public companies, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

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
In October 2023, FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in the ASU are intended to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, as announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
Note 3. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers by geographic regions. The geographic regions that are tracked are the Americas (United States, Canada, and Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Australia, New Zealand, Southeast Asia, and China).
Disaggregated information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Primary geographical markets:
Americas	$1,046	$3,937	$8,289	$6,521
EMEA	1,967	8,349	4,539	11,438
APAC	4,966	9,037	12,224	16,346
Total revenues	$7,979	$21,323	$25,052	$34,305

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	June 30, 2024	December 31, 2023
Contract assets	$3,213	$815
Unbilled receivables	$5,545	$9,904
Contract liabilities: deferred revenue	$10,000	$10,761

We had no asset impairment charges related to financial assets in the three and six months ended June 30, 2024 and 2023.
The increase in contract assets was primarily due to increases in product revenue from contracts subject to over time revenue recognition. The decrease in unbilled receivables was primarily due to the timing of billings. The decrease in deferred revenue was primarily due to the timing of recognition of revenue.
As of June 30, 2024, we have $4.4 million of short-term unbilled receivables presented as unbilled receivables within current assets and $1.2 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets. As of December 31, 2023, we had $9.1 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.8 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets.

We recognized the following revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue recognized in the period for:	2024	2023	2024	2023
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$129	$6,107	$500	$7,814
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(695)	3,356	(543)	3,140
Performance obligations satisfied from new activities in the period - contract revenue	8,545	11,860	25,095	23,351
Total revenues	$7,979	$21,323	$25,052	$34,305

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2024.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of June 30, 2024 (in thousands):

	Remainder of 2024	2025	2026	2027 and Thereafter	Total
Product revenue	$9,800	$100	$100	$—	$10,000

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares issuable under the Equity Incentive Plan and ESPP	12,893	9,312	12,893	9,312
Warrants(1)	424	—	424	—
Total potentially dilutive securities	13,317	9,312	13,317	9,312

(1) Pertains to the warrants issued in connection with the Innovatus Loan. For additional information, see Note 11, “Debt.”

Note 5. Investments in Non-Marketable Securities
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable market value and primarily relate to our investments in Molecular Assemblies, Inc. (“MAI”) and seqWell, Inc. (“seqWell”). These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy when we estimate the fair value of these investments using the observable transaction price paid by third party investors for the same or similar security of the same issuers. The fair value of non-marketable equity securities are classified within Level 3 when we estimate fair value using unobservable inputs such as when we remeasure due to impairment and we use discount rates, market data of comparable companies, and rights and obligations of the securities the Company holds, among others. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of interest and other expense, net in the unaudited condensed consolidated statements of operations.
There was no remeasurement event for our investments in MAI, seqWell, and other non-marketable equity securities that occurred during the three and six months ended June 30, 2024 and 2023. We recognized no realized gains or losses during the three and six months ended June 30, 2024 and 2023.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	June 30, 2024	December 31, 2023
MAI	$6,693	$6,693
seqWell	2,625	2,625
Other investments in non-marketable equity securities	382	382
Total non-marketable equity securities	$9,700	$9,700

Note 6. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$6,195	$—	$—	$6,195	$6,195	$—
Level 1:
Money market funds	12,400	—	—	12,400	12,400	—
Level 2(1):
Commercial paper	11,360	—	(6)	11,354	—	11,354
Corporate debt	3,934	—	(5)	3,929	—	3,929
U.S. treasury securities	39,333	—	(12)	39,321	—	39,321
Subtotal	54,627	—	(23)	54,604	—	54,604
Total	$73,222	$—	$(23)	$73,199	$18,595	$54,604

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

We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of June 30, 2024, and December 31, 2023, the contractual maturity of all investments held was less than one year.
During the three and six months ended June 30, 2024 and 2023, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.
Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$108	$108
Work-in-process	6	7
Finished goods	2,118	2,570
Total Inventories	$2,232	$2,685

Prepaid expenses and other current assets
As of June 30, 2024, prepaid expenses and other current assets consisted of prepaid expenses of $2.1 million, assets held for sale of $0.1 million, and other current assets of $0.9 million. As of December 31, 2023, prepaid expenses and other current assets consisted of prepaid expenses of $4.6 million and other current assets of $0.6 million.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$36,547	$37,216
Leasehold improvements	11,960	11,912
Computer equipment and software	2,651	2,565
Office equipment and furniture	1,116	1,469
Construction in progress	1,513	1,636
Property and equipment	53,787	54,798
Less: accumulated depreciation and amortization	(39,821)	(39,311)
Property and equipment, net	$13,966	$15,487

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,020	$1,242	$2,052	$2,486
Selling, general and administrative	219	238	439	460
Total depreciation expense	$1,239	$1,480	$2,491	$2,946

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued professional and outside service fees	$2,766	$2,330
Accrued purchases	2,252	1,402
Other	399	1,003
Total other accrued liabilities	$5,417	$4,735

Note 8. Stock-based Compensation
Employee Stock Purchase Plan
In April 2023, the Board approved an employee stock purchase plan (the “ESPP”) which became effective upon approval at the Annual Meeting in June 2023. The ESPP allows eligible employees of the Company to purchase shares of our common stock through payroll deductions. Offering periods are generally over a 24-month period and begin in May and November of each year. The per share purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date. Participant purchases are limited to a maximum of $25,000 of fair value of our stock per calendar year. The Company is authorized to grant up to 2,000,000 shares of common stock under the ESPP. The first offering period of the ESPP commenced in December 2023. For the three and six months ended June 30, 2024, 123,889 shares of common stock were purchased under the ESPP. As of June 30, 2024, 1,876,111 shares of common stock were available for future issuance under the ESPP.
We recognized $72 thousand and $149 thousand of stock-based compensation expenses related to the ESPP for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $0.6 million and is expected to be recognized over the remaining offering period.
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
Restricted Stock Units (“RSUs”)
We also grant employees RSUs, which generally vest over either a period with 33% of the shares subject to the RSUs vesting on each yearly anniversary of the vesting commencement date, in each case contingent upon such employee’s continued service on such vesting date. We may grant RSUs with different vesting terms from time to time.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of product revenue	$101	$83	$216	$212
Research and development	641	806	1,461	1,528
Selling, general and administrative	3,940	1,827	6,176	3,785
Total	$4,682	$2,716	$7,853	$5,525

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$2,117	$1,096	$3,631	$2,018
RSUs and restricted stock awards (“RSAs”)	1,152	1,373	2,469	2,499
Performance-contingent restricted stock units (“PSUs”)	—	279	247	1,116
Performance based options (“PBOs”)	1,341	(32)	1,357	(108)
ESPP	72	—	149	—
Total	$4,682	$2,716	$7,853	$5,525
On June 29, 2024, we entered into an Advisory Services Agreement with a former executive of the Company. Pursuant to the advisory agreement, the exercise period for the former executive’s vested stock options and performance-based options was also extended. The modification resulted in a stock-based compensation expense of $2.0 million recognized in selling, general and administrative expenses for the three and six months ended June 30, 2024.
As of June 30, 2024, unrecognized stock-based compensation expense, net of expected forfeitures, was $12.0 million related to unvested stock options, and $6.0 million related to unvested RSUs and RSAs. Stock-based compensation expense for these awards will be recognized through 2028.
Note 9. Capital Stock
Exercise of Options
For the six months ended June 30, 2024 and June 30, 2023, we issued 75,856 and 214,284 shares, respectively, upon option exercises at a weighted-average exercise price of $1.97 per share, with net cash proceeds of $0.1 million and $0.4 million, respectively.
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
No shares of our common stock were issued and sold pursuant to the EDA during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, 2,751,941 and 3,079,421 shares of our common stock, respectively, were issued and sold pursuant to the EDA and we received gross proceeds of $7.1 million and $8.7 million, or $6.8 million and $7.9 million in net proceeds after PSC's commissions and direct offering expenses of $0.3 million and $0.7 million, respectively. On April 24, 2024, we terminated the EDA.

On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. We have made no sales under the Cantor Sales Agreement and as of June 30, 2024, $75.0 million of shares remained available for sale under the Cantor Sales Agreement.
Note 10. Commitments and Contingencies
Lease and other information
The Company has entered into operating leases primarily for office and laboratory space. Lease cost amounts included in the measurement of lease obligations and other information related to non-cancellable operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs(1)	$1,033	$1,830	$2,065	$3,660

(1) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	3.4 years
Weighted-average discount rate	6.6%

	Six Months Ended June 30,
Cash paid (in thousands):	2024	2023
Operating cash flows from operating leases	$2,357	$3,775

As of June 30, 2024, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2024 (remaining 6 months)	$2,369
2025	4,868
2026	5,014
2027	2,533
2028	760
Thereafter	318
Total minimum lease payments	15,862
Less: imputed interest	1,692
Lease obligations	$14,170

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets (in thousands):
Current portion of lease obligations - Operating leases	$3,979
Long-term lease obligations - Operating leases	10,191
Total operating lease liabilities	$14,170

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

	Payments Due by Period
	Total	2024 (Remaining 6 Months)	2025 and Thereafter
Facility maintenance agreement	$281	$281	$—
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

Note 11. Debt
Innovatus Loan Agreement
On February 13, 2024 (the “Closing Date”), we entered into a five-year term loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), an affiliate of Innovatus Capital Partners, LLC, for an aggregate principal amount of up to $40.0 million and with a maturity date of February 13, 2029 (the “Innovatus Loan”). The Innovatus Loan consists of two tranches, of which the first tranche of $30.0 million was funded on February 13, 2024. We will be eligible to draw down the second tranche of $10.0 million upon achievement of certain milestones including pre-specified revenue thresholds.
The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.0% of such rate shall be payable in-kind until the third anniversary of the closing date. The Company is required to make monthly interest-only payments through February 1, 2027, after which the Company is required to make monthly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. 2.0% of the interest is payable in-kind for the first three years of the term by increasing the principal balance. Prepayments of the loan, in whole or in part, will be subject to an early prepayment fee which ranges between 3.0% and 1.0% and declines each year until the third anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 3.0% of the aggregate principal amount of the tranches funded under the Innovatus Loan.
The Innovatus Loan contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and net product revenue, with the latter beginning with the period ending September 30, 2024. The Company believes it is in compliance with the terms included within the Innovatus Loan as of June 30, 2024. The Innovatus Loan is secured by perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company's intellectual property.
In connection with the issuance of the Innovatus Loan, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the three and six months ended June 30, 2024 was $1.0 million and $1.5 million respectively, and is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given its recent issuance and the interest rate is based on the prime rate. The effective interest rate for the Innovatus Loan was 14.0% as of June 30, 2024.
Additionally, in connection with entering into the Innovatus Loan, we entered into a Warrant Agreement with Innovatus on February 13, 2024 and issued to Innovatus a warrant to purchase an aggregate of 424,028 shares of the Company’s common stock at an exercise price of $2.83 per share. The warrants may be exercised on a cashless basis, and are immediately exercisable through the 10th anniversary of the issuance date. At the time of issuance, the Company determined the estimated fair value of the warrants of $0.9 million using the Black-Scholes model. As the warrants represent a freestanding equity instrument, the Company recorded the fair value of the warrants in additional paid-in capital during the first quarter of 2024.
The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at June 30, 2024 (in thousands):

June 30, 2024
Face value of debt	$30,000
Add: payment in-kind interest	180
Add: amortized exit fee	52
Less: unamortized debt discount	(1,261)
Less: unamortized debt issuance costs	(605)
Total long-term debt	$28,365

The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2024	$—
2025	—
2026	—
2027	13,264
2028	15,917
2029	2,653
Total principal payments	31,834
Add: amortized exit fee	52
Less: uncapitalized payment in-kind interest	(1,655)
Less: unamortized debt issuance fee	(1,261)
Less: unamortized debt issuance costs	(605)
Total long-term debt	$28,365
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
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	18%	*	16%	11%
Customer B	18%	*	*	*
Customer C	18%	*	*	*
Customer D	15%	*	*	*
Customer E	*	28%	*	17%
Customer F	*	18%	*	11%
Customer G	*	11%	*	*
Customer H	*	*	24%	*
Customer I	*	*	*	10%
* Percentage was less than 10%

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	June 30, 2024	December 31, 2023
Customer A	31%	12%
Customer D	23%	*
Customer F	*	21%
Customer J	12%	*
Customer K	*	13%
Customer L	*	12%
* Percentage was less than 10%
Identifiable long-lived assets by location was as follows (in thousands):

	June 30, 2024	December 31, 2023
United States	$25,878	$28,624

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
We are a leading enzyme engineering company leveraging our proprietary CodeEvolver® directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. We focus on leveraging our capacity to enhance the properties and performance of enzymes to drive pivotal improvements across two key focus areas: our foundational, revenue-generating pharmaceutical manufacturing business and our Enzyme-Catalyzed Oligonucleotide (ECO) Synthesis™ (“ECO Synthesis™”) manufacturing platform, which is currently in development to enable the commercial scale manufacture of RNA interference (“RNAi”) and other RNA-based therapeutics. Our unique enzymes drive improvements such as higher yields, increased purity, reduced energy usage and waste generation, and improved efficiency in manufacturing. In July 2023, we announced that we discontinued investment in certain development programs, primarily in our novel biotherapeutics business segment and that we are actively exploring options to drive value by potentially monetizing non-core assets within our Biotherapeutics and Life Science portfolios.
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
As of June 30, 2024, we manage our business as one business segment. For additional information, see Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Recent Developments
Finalized Purchase Agreements for Biotherapeutics Assets
In July 2024, we announced that we entered into an asset purchase agreement with Crosswalk Therapeutics for our investigational Fabry and Pompe disease compounds. Under the terms of the agreement, Codexis is eligible to receive future development and commercial milestone payments in addition to a low-to-mid single-digit percentage net sales-based royalty.

Both programs were previously part of Codexis’ collaboration agreement with Takeda Pharmaceutical Co. Ltd. (“Takeda”). In April 2023, Takeda discontinued its efforts in AAV gene therapy, which included these development programs.
Additionally, in April 2024 we entered into an asset acquisition agreement with another private biotherapeutics company under which we divested assets related to our investigational homocystinuria and maple syrup urine disease programs, and in June 2024, we entered into an asset sale agreement under which we divested assets related to our programs for the GLB1, GBM1, and SGSH genes, and our investigational AAV capsid technology. Under these agreements, Codexis is eligible to receive milestone and earnout payments.
Presentation of Groundbreaking Enzymatic Synthesis Data at TIDES USA Annual Meeting and Launch of RNA Ligase Screening and Optimization Services
In May 2024, we announced that we successfully synthesized an oligonucleotide via an enzymatic route using our ECO Synthesis™ manufacturing platform from a starter oligonucleotide to the inclusion of a conjugation moiety to support RNA-based therapeutics manufacturing. We presented data highlighting this manufacturing milestone at the TIDES USA annual meeting in Boston, Massachusetts held from May 14 to 17, 2024. We also announced the launch of our RNA Ligase Screening and Optimization Services.
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
Pfizer Enzyme Supply Agreement
We are a party to an Enzyme Supply Agreement (the “Pfizer Supply Agreement”), with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (“Pfizer”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID™ with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. On March 31, 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue in the second quarter of 2023. Pfizer's ability to utilize the credit under item (i) above expired on December 31, 2023, and under item (ii) above expired on April 4, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) is creditable against future orders of CDX-616 used to manufacture PAXLOVID™ with shipment dates in 2024.
No product revenue was recognized from the Pfizer Supply Agreement during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, we had $9.5 million in deferred revenue related to the $25.9 million fee received from Pfizer.
Strategic Collaboration Agreement
In October 2017, we entered into the Nestlé Strategic Collaboration Agreement (the “Nestle SCA”) pursuant to which we and Nestlé Health Science have collaborated to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas.
In January 2020, we entered into a development agreement with Nestlé Health Science pursuant to which we and Nestlé Health Science have collaborated to advance a lead candidate discovered through our Nestlé SCA, CDX-7108, targeting exocrine pancreatic insufficiency, into preclinical and early clinical studies. We, together with Nestlé Health Science, initiated a Phase 1 clinical trial of CDX-7108 in the fourth quarter of 2021, and on February 23, 2023, we and Nestlé Health Science announced interim results. In July 2023, we announced plans to discontinue our development support of CDX-7108. Both the Nestlé SCA and development agreement were terminated under the terms of the CDX-7108 Acquisition Agreement with Nestlé Health Science.

Under the Nestlé SCA and the development agreement, we recognized nil in research and development fees for the three and six months ended June 30, 2024, compared to $1.7 million and $3.6 million for the three and six months ended June 30, 2023, respectively.
License Agreement
In February 2024, we entered into an agreement with Roche Sequencing Solutions, Inc. (“Roche”) for an exclusive, global license for the Company’s newly engineered double-stranded DNA (dsDNA) ligase for next-generation sequencing (NGS) library preparation and the Company’s EvoT4™ DNA ligase. Under the terms of the deal, Codexis will receive upfront and technical milestone payments. This deal superseded the prior exclusive license on the EvoT4™ DNA ligase. We recognized research and development revenue of $6.0 million during the first quarter of 2024 related to the license agreement.
Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues:
Product revenue	$6,259	$11,048	$(4,789)	(43)%	$15,810	$19,412	$(3,602)	(19)%
Research and development revenue	1,720	10,275	(8,555)	(83)%	9,242	14,893	(5,651)	(38)%
Total revenues	7,979	21,323	(13,344)	(63)%	25,052	34,305	(9,253)	(27)%
Costs and operating expenses:
Cost of product revenue	3,462	3,178	284	9%	8,317	7,698	619	8%
Research and development	11,413	17,334	(5,921)	(34)%	22,659	33,988	(11,329)	(33)%
Selling, general and administrative	15,671	13,365	2,306	17%	28,531	28,765	(234)	(1)%
Restructuring charges	—	72	(72)	(100)%	—	145	(145)	(100)%
Asset impairment and other charges	165	—	165	100%	165	—	165	100%
Total costs and operating expenses	30,711	33,949	(3,238)	(10)%	59,672	70,596	(10,924)	(15)%
Loss from operations	(22,732)	(12,626)	(10,106)	80%	(34,620)	(36,291)	1,671	(5)%
Interest income	972	1,121	(149)	(13)%	1,881	2,209	(328)	(15)%
Interest and other expense, net	(985)	(9)	(976)	10,844%	(1,500)	(33)	(1,467)	4,445%
Loss before income taxes	(22,745)	(11,514)	(11,231)	98%	(34,239)	(34,115)	(124)	—%
Provision for income taxes	10	9	1	11%	21	25	(4)	(16)%
Net loss	$(22,755)	$(11,523)	$(11,232)	97%	$(34,260)	$(34,140)	$(120)	—%

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

Revenues are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Product revenue	$6,259	$11,048	$(4,789)	(43)%	$15,810	$19,412	$(3,602)	(19)%
Research and development revenue	1,720	10,275	(8,555)	(83)%	9,242	14,893	(5,651)	(38)%
Total revenues	$7,979	$21,323	$(13,344)	(63)%	$25,052	$34,305	$(9,253)	(27)%

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
Total revenues decreased by $13.3 million and by $9.3 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to lower product revenue and lower research and development revenue.
Product revenue decreased by $4.8 million and $3.6 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to lower sales of branded pharmaceutical products and with the prior year benefiting from the $2.9 million release of prior periods' product revenue deferrals during the second quarter of 2023 due to early termination of the enzyme supply obligations to a customer for a deprioritized asset related to a prior restructuring of our business.
Research and development revenue decreased by $8.6 million in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to the recognition of $5.7 million in non-cash revenue related to our license and master service agreements with Pfizer in the second quarter of 2023, $1.7 million lower research and development fees from Nestlé Health Science under the Nestlé SCA and development agreement and $1.1 million lower revenue from both legacy and existing collaboration agreements being recognized in 2024 as compared to the same period in the prior year. Research and development revenue decreased by $5.7 million in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to the recognition of $5.7 million in non-cash revenue related to our license and master service agreements with Pfizer in the six months ended June 30, 2023, $3.6 million lower research and development fees from Nestlé Health Science, $1.8 million lower revenue from Takeda under a Strategic Collaboration and License Agreement and $2.3 million lower revenue from other legacy collaboration agreements being recognized in 2024 as compared to the same period in 2023. This was offset by $6.0 million higher revenue from our licensing agreement with Roche entered into in February 2024 and $1.8 million higher revenue from existing collaboration agreements recognized in the current year.
Cost and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense, and restructuring charges from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cost of product revenue	$3,462	$3,178	$284	9%	$8,317	$7,698	$619	8%
Research and development	11,413	17,334	(5,921)	(34)%	22,659	33,988	(11,329)	(33)%
Selling, general and administrative	15,671	13,365	2,306	17%	28,531	28,765	(234)	(1)%
Restructuring charges	—	72	(72)	(100)%	—	145	(145)	(100)%
Asset impairment and other charges	165	—	165	100%	165	—	165	100%
Total costs and operating expenses	$30,711	$33,949	$(3,238)	(10)%	$59,672	$70,596	$(10,924)	(15)%

Cost of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Product revenue	$6,259	$11,048	$(4,789)	(43)%	$15,810	$19,412	$(3,602)	(19)%
Cost of product revenue(1)	3,462	3,178	284	9%	8,317	7,698	619	8%
Product gross profit	$2,797	$7,870	$(5,073)	(64)%	$7,493	$11,714	$(4,221)	(36)%
Product gross margin (%)(2)	45%	71%			47%	60%

(1) Cost of product revenue consists of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue increased by $0.3 million and $0.6 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to variations in product mix.
Product gross margins were 45% and 47% in the three and six months ended June 30, 2024, respectively, compared to 71% and 60% in the corresponding periods in 2023 due to variability in the product mix and with 2023 benefiting from revenue recognized with no related cost in the second quarter of 2023 related to the early termination of an enzyme supply agreement with a customer for a deprioritized asset related to a prior restructuring of our business.
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
Research and development expenses decreased by $5.9 million, or 34%, in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a $2.3 million decrease in costs associated with lower headcount, $1.8 million decrease from lower use of outside services related to Chemistry, Manufacturing and Controls (“CMC”) and lower regulatory expenses, $1.3 million decrease in lease and facilities costs due to the assignment of our San Carlos facility lease during the fourth quarter of 2023, and $0.2 million lower stock-based compensation costs. The decrease in research and development expenses of $11.3 million, or 33%, in the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to a $4.8 million decrease in costs associated with lower headcount, $3.0 million decrease in CMC and outside services, $2.8 million decrease from lower lease and facilities associated costs, and $0.5 million lower lab supply costs.
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
Selling, general and administrative expenses increased by $2.3 million, or 17%, during the three months ended June 30, 2024, compared to the same period in 2023 primarily due to $2.1 million higher stock-based compensation expense, $0.7 million higher legal expense and $0.2 million increase in facilities associated costs, partially offset by a $0.9 million decrease in costs associated with lower headcount. Selling, general and administrative expenses decreased by $0.2 million, or 1%, during the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $2.9 million decrease in costs associated with lower headcount and $0.8 million in lower consulting and outside services, partially offset by $2.5 million higher stock-based compensation expense, a $0.8 million increase in legal costs, and a $0.3 million increase in facilities associated costs.

Restructuring Charges
Restructuring charges consist of one-time employee severance and other termination benefits due to workforce reduction plans that were initiated in the prior years. There were no restructuring charges recognized in the three and six months ended June 30, 2024. Restructuring charges were $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.
Asset Impairment and Other Charges

Asset impairment and other charges for the three and six months ended June 30, 2024 was due to a $0.2 million write-down on assets held for sale.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Interest income	$972	$1,121	$(149)	(13)%	$1,881	$2,209	$(328)	(15)%
Interest and other expense, net	(985)	(9)	(976)	10,844%	(1,500)	(33)	(1,467)	4,445%
Total other income (expense), net	$(13)	$1,112	$(1,125)	(101)%	$381	$2,176	$(1,795)	(82)%

Interest Income
Interest income decreased by $0.1 million and $0.3 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to lower average cash balances.
Interest and Other Expense, net
Interest and other expense, net increased by $1.0 million and $1.5 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to interest related to long-term debt.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Provision for income taxes	$10	$9	$1	11%	$21	$25	$(4)	(16)%

The provision for income taxes for the three and six months ended June 30, 2024 and 2023, was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for the three months ended June 30, 2024 was $22.8 million, or a net loss per basic and diluted share of $0.32. This compared to a net loss of $11.5 million, or a net loss per basic and diluted share of $0.17, for the three months ended June 30, 2023. The increase in net loss was primarily related to lower revenue, partially offset by lower operating expenses during the three months ended June 30, 2024.
Net loss for the six months ended June 30, 2024 was $34.3 million, or a net loss per basic and diluted share of $0.49. This compared to a net loss of $34.1 million, or a net loss per basic and diluted share of $0.51, for the six months ended June 30, 2023. The increase in net loss was primarily related to lower revenue and higher interest expenses, partially offset by lower operating expenses in 2024.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. In addition, pursuant to our five-year term loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), an affiliate of Innovatus Capital Partners, LLC, we borrowed $30.0 million from Innovatus, as Lender, on February 13, 2024 and may become eligible to borrow up to an additional $10.0 million upon the achievement of certain financial milestones. The Loan Agreement provides for an aggregate principal amount of up to $40.0 million and with a maturity date of February 13, 2029 (the “Innovatus Loan”).We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks.
Our primary uses of capital for the foreseeable future, including the next 12 months, are for compensation and related expenses, research and development expenses including manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs.
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$18,595	$65,116
Short-term investments	$54,604	$—
Working capital	$60,859	$57,636
Sources of Capital
In addition to our existing cash and cash equivalents, short-term investments and revenue generated through our existing operations, we are eligible to earn milestone and other contingent payments for the achievement of defined collaboration objectives under our collaboration agreements. Our ability to earn these milestone and contingent payments and the timing of achieving these milestones is primarily dependent upon the outcome of our collaborators’ research and development activities and is uncertain at this time.
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
Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of two tranches, of which the first tranche of $30.0 million was completed upon execution of the Loan Agreement. We will be eligible to draw on the second tranche of $10.0 million upon achievement of certain milestones including certain pre-specified revenue thresholds. The Loan Agreement carries an interest-only period of 36 months and will bear an interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%.
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

On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. We have made no sales under the Cantor Sales Agreement and as of June 30, 2024, $75.0 million of shares remained available for sale under the Cantor Sales Agreement.
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
Cash Flows
The following is a summary of cash flows for six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(19,957)	$(25,299)
Net cash used in investing activities	(55,650)	(4,855)
Net cash provided by financing activities	29,084	8,275
Net decrease in cash, cash equivalents and restricted cash	$(46,523)	$(21,879)

Cash Flows from Operating Activities
The $5.3 million decrease in net cash used in operating activities for the six months ended June 30, 2024 as compared to the same period in 2023, was primarily due to the net effect of decreases in cash paid for operating expenses, primarily driven by the restructuring of our business in 2023 which included the assignment of our San Carlos facility lease in the fourth quarter of 2023, and changes in operating assets and liabilities.

Cash Flows from Investing Activities
The $50.8 million increase in net cash used in investing activities for the six months ended June 30, 2024 as compared to the same period in 2023, was primarily due to higher cash utilized for purchases of short-term investments, partially offset by lower purchases of property and equipment during the period.
Cash Flows from Financing Activities
The $20.8 million increase in net cash provided by financing activities for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to proceeds from the Innovatus Loan in February 2024, partially offset by proceeds from issuance of common stock under the EDA during the six months ended June 30, 2023.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and six months ended June 30, 2024 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report.
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $73.2 million as of June 30, 2024. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2024, the effect of a hypothetical 10% decrease in market interest rates would have a $0.3 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At June 30, 2024, we had $30.0 million principal amount outstanding under the Innovatus Loan. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the closing date. An immediate 10% change in the prime interest rate would result in a $0.3 million impact on our results of operations over the next twelve months from June 30, 2024.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in interest and other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of June 30, 2024, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $41 thousand.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2024 at a reasonable assurance level.
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
•We may not be able to comply with the terms of our Loan Agreement with Innovatus.
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
We have incurred net losses since our inception, including losses of $76.2 million, $33.6 million, and $21.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, and $34.3 million and $34.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $531.8 million and $497.5 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharmaceutical manufacturing business, increase sales of existing products and services, develop and commercialize our ECO Synthesis™ manufacturing platform, and or develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GSK, Merck, Novartis, Nestlé Health Science, Aldevron, Roche and Crosswalk Therapeutics provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis™ manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
Biotherapeutic programs are highly regulated and expensive, and our enzyme products are complex and subject to quality control requirements. The ability of our customers, future customers or collaborators, including any company developing RNAi and other RNA-based therapeutics, to advance product candidates utilizing our products to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
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
Our customers are subject to extensive regulations by the FDA and similar regulatory authorities in other countries for conducting clinical trials and commercializing products for therapeutic, vaccine or diagnostic use. These regulations result in our customers imposing quality requirements on us for the manufacture of our enzyme products through supplier qualification processes and customer contracts and specifications.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the six months ended June 30, 2024 and 2023, customers that each individually contributed 10% or more of our total revenue accounted for 40% and 49% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
Our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the six months ended June 30, 2024, we derived a majority of our product revenue from these product supply agreements.
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
Manufacturing of our enzymes is conducted primarily in five locations: our in-house facility in Redwood City, California, and at four third-party contract manufacturing organizations, Lactosan in Kapfenberg, Austria, ACSD in Anagni, Italy, Alphazyme in Jupiter, Florida, and Sekisui in Maidstone, United Kingdom. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and life sciences businesses.
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
We currently have supply agreements in place with Lactosan, ACSD, Alphazyme and Sekisui. As Alphazyme’s services relate primarily to non-core assets following our strategic shift of focus, that agreement will terminate as of May 2025. However, in the absence of a supply agreement, a contract manufacturer will be under no obligation to manufacture our enzymes and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our product sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing facility, it could take several years or longer before our facility is able to produce commercial volumes of our enzymes. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our customers or collaborators and could negatively affect our revenues or operating results.

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

Our ECO Synthesis™ manufacturing platform is currently in development to enable the commercial-scale manufacture of RNAi and other RNA-based therapeutics through an enzymatic route. While we believe fully enzymatic nucleic acid synthesis will offer certain improvements over phosphoramidite chemistry, including with respect to required infrastructure investments, batch size limitations and waste disposal challenges, the enzymatic route is novel and has not yet been commercialized. As such, we may be faced with unforeseen results, delays and setbacks, in addition to the other foreseeable risks and uncertainties associated with the ongoing development of the ECO Synthesis™ manufacturing platform and other products.

Other challenges with a new technology such as our ECO Synthesis™ manufacturing platform include having an unknown and unproven development and regulatory path, uncertainly around the value that we can realize from the technology, uncertainty around the timeline for adoption of the technology by customers, and uncertainly around our ability to manufacture at GMP scale and partner with customers on manufacturing and utilizing the technology. We may also be unable to achieve the expected benefits of the ECO Synthesis™ manufacturing platform in a timely manner or at all.

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
We have investments in illiquid or non-marketable equity securities acquired in private transactions. As of June 30, 2024, 7.3% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Because over 5% of our total assets consisted of non-marketable investment securities, any future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.

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
While we have historically invested significant time and financial resources in the development of biotherapeutics assets, we announced we are terminating investment in our biotherapeutics business and in other programs. As a result, we are renegotiating some of these, along with other license agreements for product candidates in our biotherapeutics, food and feed, and non-core life science assets. For example, we entered into the Acquisition Agreement with Nestlé Health Science under which they acquired rights to our co-developed lipase enzyme CDX-7108 and we received an upfront payment and the right to downstream milestones and royalties, terminating our prior SCA and development agreement with Nestlé Health Science. While we are working to amend or terminate some of our agreements and enter into new agreements in such a way that we may be able to receive future revenue or other benefits, we may be unsuccessful in doing so. As a result, it remains uncertain as to whether we will receive any value or benefit from these license agreements going forward. Further, renegotiating these agreements may be costly and could divert management attention, which could have an adverse impact on our business and results of operations.

Our efforts to deploy our technology in the life science tools markets may fail.
We have used our CodeEvolver® directed evolution technology platform to develop new products for customers using NGS and PCR/qPCR for in vitro molecular diagnostic applications. While we have entered into license agreements for products in this market, we do not know if our partners or licensees can successfully compete in this market. This new market is well established and consists of numerous large, well-funded entrenched market participants who have long and established track records and customer relationships.
We use hazardous materials in our business and we must comply with environmental laws and regulations. Any claims relating to improper handling, storage or disposal of these materials or noncompliance of applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
Our research and development, manufacturing, and commercial processes involve the use of hazardous materials, including chemical, radioactive and biological materials, such as acetonitrile, which is used in some of our purification processes. Our operations also produce hazardous waste. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state, local and foreign laws and regulations govern the use, manufacture, storage, handling and disposal of, and human exposure to, these materials. We may face liability for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Although we believe that our activities comply in all material respects with environmental laws, there can be no assurance that violations of environmental, health and safety laws will not occur in the future as a result of human error, accident, equipment failure or other causes. Compliance with applicable environmental laws and regulations may be expensive, and the failure to comply with past, present or future laws could result in the imposition of fines, third party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations, and our liability may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws could become more stringent over time imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. In addition, we may be required to indemnify some of our customers or suppliers for losses related to our failure to comply with environmental laws, which could expose us to significant liabilities.
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
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our performance enzyme business, our spending to develop and commercialize new and existing enzyme products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including the ongoing commercialization of our ECO Synthesis™ manufacturing platform, scaling the ECO Synthesis™ manufacturing platform to GMP capability, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any enzyme products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies.
In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as funding the ongoing commercialization of our ECO Synthesis™ manufacturing platform and a GMP manufacturing facility, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, including pursuant to the EDA, the Cantor Sales Agreement, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under our Loan Agreement, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
We have made acquisitions in the past, and if appropriate opportunities become available, we expect to acquire additional businesses, assets, technologies, or products to enhance our business in the future. For example, in October 2010, we acquired substantially all of the patents and other intellectual property rights associated with Maxygen Inc.’s directed evolution technology.
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

In addition, the FDA’s policies, and policies of foreign regulatory agencies, may change, including due to judicial challenges, and additional regulations may be enacted that could prevent, limit or delay regulatory approval of product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.
On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.
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
Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technologies, products or services that are identical or similar to ours or that compete with ours. Patent, trademark, copyright and trade secret laws afford only limited protection for our technology, products and services. The laws of many countries do not protect our proprietary rights to as great of an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to operate under the aspects of our intellectual property rights, or proprietary technology, products or services or products, or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology, services and products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our technology, products and services are covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. For example, we are aware of certain third-party intellectual property that does or may overlap with aspects of the Company’s technology. We cannot assure that our technology products and/or services do not infringe, violate or misappropriate any patents or other intellectual property rights owned or controlled by others or that they will not in the future.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of June 30, 2024, we owned or controlled approximately 1,990 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of June 30, 2024, our patents and patent applications, if issued, have terms that expire between 2024 and approximately 2045. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
The industries in which we operate and the biotechnology industry, in particular, are characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many biotechnology companies have employed intellectual property litigation as a way to gain a competitive advantage. We are aware of some patents and patent applications relating to aspects of our technologies, products or services filed by, and issued to, third parties. We cannot assure that if such third-party patents rights are asserted against us that we would ultimately prevail. Any involvement in litigation or other intellectual property proceedings inside and/or outside of the United States to defend against claims that we infringe, misappropriate or violate the intellectual property rights of others may divert our management’s time from focusing on business operations and could cause us to spend significant amounts of money. Any potential intellectual property litigation also could force us to do one or more of the following:
•stop making, using, selling, offering for sale or importing our technologies, products and services that use the subject intellectual property;
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
During 2023, the closures of Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”) and their placement into receivership with the Federal Deposit Insurance Corporation, and the government-brokered sale of the deposits and majority of assets of First Republic Bank to JPMorgan Chase, created bank-specific and broader financial institution liquidity risk and concerns. Although government intervention ensured that depositors at these banks have access to their funds, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur, and we cannot predict the impact or follow-on effects of these insolvencies more broadly or on our business in particular. Further, we cannot guarantee that the government will intervene to provide depositors with access to funds if similar events occur in the future. If other banks and financial institutions enter receivership or become insolvent in the future, our ability to access our existing cash, cash equivalents, and investments may be threatened, which could have a material adverse effect on our business and financial condition.
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
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of the directors or executive officers of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

3.4		Amended and Restated Bylaws of Codexis, Inc. effective as of February 8, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 9, 2024).

4.1		Reference is made to Exhibits 3.1 through 3.4.

4.2		Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

4.3
Description of Codexis' Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K, filed on February 28, 2024).

10.1	*	Amendment No. 1 to the Loan and Security Agreement by and between the Company and Innovatus Life Sciences Fund I, LP., effective as of February 13, 2024.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”) includes: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

	*	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request,

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	August 8, 2024	By:	/s/ Stephen Dilly
Stephen Dilly President and Chief Executive Officer (principal executive officer)

Date:	August 8, 2024	By:	/s/ Sriram Ryali
Sriram Ryali Chief Financial Officer (principal financial and accounting officer)