Form 10-Q
period 2024-09-30
CODEXIS, INC.
filed 2024-10-31
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2024, there were 81,377,855 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$37,452	$65,116
Restricted cash, current	514	519
Short-term investments	52,803	—
Financial assets:
Accounts receivable	9,721	10,036
Contract assets	3,424	815
Unbilled receivables	3,460	9,142
Total financial assets	16,605	19,993
Less: allowances	(65)	(65)
Total financial assets, net	16,540	19,928
Inventories	2,103	2,685
Prepaid expenses and other current assets	3,490	5,218
Total current assets	112,902	93,466
Restricted cash	1,062	1,062
Investment in non-marketable equity securities	5,790	9,700
Right-of-use assets - Operating leases, net	10,772	13,137
Property and equipment, net	13,266	15,487
Goodwill	2,463	2,463
Other non-current assets	1,928	1,246
Total assets	$148,183	$136,561
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,212	$5,947
Accrued compensation	10,320	11,246
Other accrued liabilities	6,505	4,735
Current portion of lease obligations - Operating leases	4,081	3,781
Deferred revenue	10,011	10,121
Total current liabilities	35,129	35,830
Deferred revenue, net of current portion	610	640
Long-term lease obligations - Operating leases	9,134	12,243
Long-term debt	28,631	—
Other long-term liabilities	1,279	1,233
Total liabilities	74,783	49,946
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 81,376 shares and 69,905 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	625,696	584,138
Accumulated other comprehensive income	126	—
Accumulated deficit	(552,430)	(497,530)
Total stockholders' equity	73,400	86,615
Total liabilities and stockholders' equity	$148,183	$136,561

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product revenue	$11,158	$5,395	$26,968	$24,807
Research and development revenue	1,675	3,882	10,917	18,775
Total revenues	12,833	9,277	37,885	43,582
Costs and operating expenses:
Cost of product revenue	4,317	2,249	12,634	9,947
Research and development	11,505	13,662	34,164	47,651
Selling, general and administrative	13,568	12,302	42,100	41,066
Restructuring charges	—	3,140	—	3,284
Asset impairment and other charges	—	9,984	165	9,984
Total costs and operating expenses	29,390	41,337	89,063	111,932
Loss from operations	(16,557)	(32,060)	(51,178)	(68,350)
Interest income	849	1,056	2,730	3,266
Interest and other expense, net	(4,922)	(3,895)	(6,421)	(3,930)
Loss before income taxes	(20,630)	(34,899)	(54,869)	(69,014)
Provision for income taxes	10	9	31	34
Net loss	$(20,640)	$(34,908)	$(54,900)	$(69,048)

Net loss per share, basic and diluted	$(0.29)	$(0.50)	$(0.78)	$(1.02)
Weighted average common stock shares used in computing net loss per share, basic and diluted	72,032	69,466	70,759	67,670

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(20,640)	$(34,908)	$(54,900)	$(69,048)
Other comprehensive gain:
Unrealized gain on available-for-sale short-term investments, net of tax	149	—	126	—
Comprehensive loss	$(20,491)	$(34,908)	$(54,774)	$(69,048)

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2024	Shares	Amount
Balance as of July 1, 2024	70,914	$7	$593,253	$(23)	$(531,790)	$61,447
Issuance of common stock upon release of stock awards	22	—	—	—	—	—
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $1,584	10,440	1	29,735	—	—	29,736
Stock-based compensation	—	—	2,708	—	—	2,708
Net Loss	—	—	—	—	(20,640)	(20,640)
Other comprehensive gain	—	—	—	149	—	149
Balance as of September 30, 2024	81,376	$8	$625,696	$126	$(552,430)	$73,400

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2023	Shares	Amount
Balance as of July 1, 2023	69,804	$6	$579,555	$—	$(455,430)	$124,131
Issuance of common stock upon release of stock awards	23	—	—	—	—	—
Stock-based compensation	—	—	2,283	—	—	2,283
Net Loss	—	—	—	—	(34,908)	(34,908)
Balance as of September 30, 2023	69,827	$6	$581,838	$—	$(490,338)	$91,506

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2024	Shares	Amount
Balance as of January 1, 2024	69,905	$7	$584,138	$—	$(497,530)	$86,615
Issuance of common stock upon exercise of stock options	73	—	143	—	—	143
Issuance of common stock upon release of stock awards	834	—	—	—	—	—
Issuance of common stock warrants in connection with debt issuance	—	—	859	—	—	859
Issuance of common stock under employee stock purchase plan	124	—	260	—	—	260
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $1,584	10,440	1	29,735	—	—	29,736
Stock-based compensation	—	—	10,561	—	—	10,561
Net Loss	—		—	—	(54,900)	(54,900)
Other comprehensive gain	—	—	—	126	—	126
Balance as of September 30, 2024	81,376	$8	$625,696	$126	$(552,430)	$73,400

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2023	Shares	Amount
Balance as of January 1, 2023	65,811	$6	$566,081	$—	$(421,290)	$144,797
Issuance of common stock upon exercise of stock options	214	—	422	—	—	422
Issuance of common stock upon release of stock awards	787	—	—	—	—	—
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $721	3,080	—	7,931	—	—	7,931
Stock-based compensation	—	—	7,808	—	—	7,808
Taxes paid related to net share settlement of equity awards	(65)	—	(404)	—	—	(404)
Net Loss	—	—	—	—	(69,048)	(69,048)
Balance as of September 30, 2023	69,827	$6	$581,838	$—	$(490,338)	$91,506

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(54,900)	$(69,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,737	4,302
Reduction in the carrying amount of right-of-use assets	2,364	3,647
Stock-based compensation	10,561	7,808
Asset impairment and other charges	165	9,984
Impairment of investment in non-marketable equity securities	3,910	3,875
Equity securities earned from research and development activities	—	(187)
Non-cash interest expense	611	—
Amortization of discount on short-term investments	(1,009)	—
Other non-cash items	11	(3)
Changes in operating assets and liabilities:
Financial assets	2,818	21,580
Inventories	582	(276)
Prepaid expenses and other assets	1,417	(252)
Accounts payable	(1,339)	(105)
Accrued compensation and other accrued liabilities	1,334	(7,269)
Other long-term liabilities	(3,064)	(4,384)
Deferred revenue	(140)	(11,273)
Net cash used in operating activities	(32,942)	(41,601)
Investing activities:
Purchase of property and equipment	(2,531)	(4,798)
Proceeds from sale of property and equipment	84	27
Purchases of short-term investments	(72,643)	—
Proceeds from maturity of short-term investments	19,000	—
Proceeds from sale of short-term investments	1,973	—
Investment in non-marketable securities	—	(1,191)
Net cash used in investing activities	(54,117)	(5,962)
Financing activities:
Proceeds from exercises of stock options	281	422
Proceeds from issuance of stock under employee stock purchase plan	525	—
Proceeds from issuance of common stock in connection with equity sales agreements	31,320	8,652
Costs incurred in connection with equity sales agreements	(1,615)	(503)
Proceeds from long-term debt	29,521	—
Payment of debt issuance costs	(642)	—
Taxes paid related to net share settlement of equity awards	—	(404)
Net cash provided by financing activities	59,390	8,167
Net decrease in cash, cash equivalents and restricted cash	(27,669)	(39,396)
Cash, cash equivalents and restricted cash at the beginning of the period	66,697	116,026
Cash, cash equivalents and restricted cash at the end of the period	$39,028	$76,630

Supplemental disclosure of cash flow information:
Interest paid	$1,633	$28
Income taxes paid	$17	$193
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$249	$159

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of September 30, 2024 and 2023 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2024	2023
Cash and cash equivalents	$37,452	$74,577
Restricted cash, current and non-current	1,576	2,053
Total cash, cash equivalents and restricted cash	$39,028	$76,630

This table excludes short-term investments of $52.8 million as of September 30, 2024. Total cash, cash equivalents, and short-term investments as of September 30, 2024 were $90.3 million.

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2023.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2024 and results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Assets Held For Sale
The Company classifies assets as held for sale when the following conditions are met: (i) management has committed to a plan to sell, (ii) the assets are available for immediate sale in their present condition, (iii) the Company has initiated an active program to identify a buyer, (iv) it is probable that a sale will occur within one year, (v) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (vi) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately in the consolidated balance sheet as held for sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held for sale. There were no assets classified as held for sale as of September 30, 2024 and December 31, 2023.
Accounting Pronouncements
Recently adopted accounting pronouncements
There were no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2024, that are of significance or potential significance to us.
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
Disaggregated information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Primary geographical markets:
Americas	$1,534	$4,278	$9,823	$10,798
EMEA	2,229	3,191	6,768	14,630
APAC	9,070	1,808	21,294	18,154
Total revenues	$12,833	$9,277	$37,885	$43,582

Contract Balances
The following table presents balances of contract assets, unbilled receivables, contract costs, and contract liabilities (in thousands):

	September 30, 2024	December 31, 2023
Contract assets	$3,424	$815
Unbilled receivables	$4,793	$9,904
Contract liabilities: deferred revenue	$10,621	$10,761

We had no asset impairment charges related to financial assets in the three and nine months ended September 30, 2024 and 2023.
The increase in contract assets was primarily due to increases in product revenue from contracts subject to over time revenue recognition. The decrease in unbilled receivables was primarily due to the timing of billings. The decrease in deferred revenue was primarily due to the timing of recognition of revenue.

As of September 30, 2024, we have $3.5 million of short-term unbilled receivables presented as unbilled receivables within current assets and $1.3 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets. As of December 31, 2023, we had $9.1 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.8 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets.
We recognized the following revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue recognized in the period for:	2024	2023	2024	2023
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$—	$1,303	$475	$9,111
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	146	1,018	(446)	4,238
Performance obligations satisfied from new activities in the period - contract revenue	12,687	6,956	37,856	30,233
Total revenues	$12,833	$9,277	$37,885	$43,582

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2024.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of September 30, 2024 (in thousands):

	Remainder of 2024	2025	2026	2027 and Thereafter	Total
Product revenue	$9,981	$140	$140	$360	$10,621

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares issuable under the Equity Incentive Plan and ESPP	12,931	8,873	12,931	8,873
Warrants(1)	424	—	424	—
Total potentially dilutive securities	13,355	8,873	13,355	8,873

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
For the three and nine months ended September 30, 2024, we recognized an impairment charge of $3.9 million which is presented within interest and other expense, net in the condensed consolidated statements of operations. This adjustment is related to the write-down of our investment in MAI to its related fair value as determined based on valuation methods using the latest observed transaction price of MAI’s preferred stock securities to be issued during the fourth quarter of 2024 and adjusted for the rights and obligations of the preferred stock securities the Company holds. There was no remeasurement event for our investments in seqWell and other non-marketable equity securities that occurred during the three and nine months ended September 30, 2024.
For the three and nine months ended September 30, 2023, we recognized an impairment charge of $3.9 million and included this as an adjustment to the carrying value of our investments in seqWell and Arzeda Corp. (“Arzeda”). This adjustment, which is presented within interest and other expense, net in the condensed consolidated statements of operations, is related to the write-down of the carrying value of our investments in seqWell by $3.0 million and in Arzeda by $0.9 million to their estimated fair values as determined based on valuation methods using the recent transaction price of similar preferred stock securities issued by the investees and adjusted for the rights and obligations of the preferred stock securities the Company holds. We recognized no realized gains or losses during the three and nine months ended September 30, 2024 and 2023.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	September 30, 2024	December 31, 2023
MAI	$2,783	$6,693
seqWell	2,625	2,625
Other investments in non-marketable equity securities	382	382
Total non-marketable equity securities	$5,790	$9,700

Note 6. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$7,359	$—	$—	$7,359	$7,359	$—
Level 1:
Money market funds	30,093	—	—	30,093	30,093	—
Level 2(1):
Commercial paper	8,416	7	—	8,423	—	8,423
Corporate debt	8,723	14	(2)	8,735	—	8,735
U.S. agency securities	1,983	9	—	1,992	—	1,992
U.S. treasury securities	33,555	98	—	33,653	—	33,653
Subtotal	52,677	128	(2)	52,803	—	52,803
Total	$90,129	$128	$(2)	$90,255	$37,452	$52,803

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

We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of September 30, 2024, and December 31, 2023, the contractual maturity of all investments held was less than one year.
During the three and nine months ended September 30, 2024 and 2023, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.
Note 7. Balance Sheets Details
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$—	$108
Work-in-process	36	7
Finished goods	2,067	2,570
Total Inventories	$2,103	$2,685

Prepaid expenses and other current assets
As of September 30, 2024, prepaid expenses and other current assets consisted of prepaid expenses of $3.2 million and other current assets of $0.3 million. As of December 31, 2023, prepaid expenses and other current assets consisted of prepaid expenses of $4.6 million and other current assets of $0.6 million.

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$36,468	$37,216
Leasehold improvements	12,086	11,912
Computer equipment and software	2,675	2,565
Office equipment and furniture	1,131	1,469
Construction in progress	1,629	1,636
Property and equipment	53,989	54,798
Less: accumulated depreciation and amortization	(40,723)	(39,311)
Property and equipment, net	$13,266	$15,487

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$965	$1,121	$3,017	$3,606
Selling, general and administrative	219	236	658	696
Total depreciation expense	$1,184	$1,357	$3,675	$4,302

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued purchases	$3,291	$1,402
Accrued professional and outside service fees	2,810	2,330
Other	404	1,003
Total other accrued liabilities	$6,505	$4,735

Note 8. Stock-based Compensation
Equity Incentive Plans
In August 2024, our board of directors (the “Board”) approved the 2024 Employment Inducement Award Plan (the “2024 Inducement Plan”) which provides for the grant of non-qualified stock options, RSAs, restricted stock units (“RSUs”), and performance awards to eligible employees with respect to an aggregate of up to 1,000,000 shares of our common stock.
Employee Stock Purchase Plan
In April 2023, the Board approved an employee stock purchase plan (as may be amended from time to time, the “ESPP”) which became effective upon approval at the Annual Meeting in June 2023. The ESPP allows eligible employees of the Company to purchase shares of our common stock through payroll deductions. Offering periods are generally over a 24-month period and begin in May and November of each year. The per share purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date. Participant purchases are limited to a maximum of $25,000 of fair value of our stock per calendar year. The Company is authorized to grant up to 2,000,000 shares of common stock under the ESPP. The first offering period of the ESPP commenced in December 2023.

For the three and nine months ended September 30, 2024, nil and 123,889 shares of our common stock were purchased under the ESPP, respectively. As of September 30, 2024, 1,876,111 shares of common stock were available for future issuance under the ESPP. We recognized $0.1 million and $0.2 million of stock-based compensation expenses related to the ESPP for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $0.6 million and is expected to be recognized over the remaining offering period.
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
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of product revenue	$93	$60	$309	$272
Research and development	690	450	2,151	1,978
Selling, general and administrative	1,925	1,773	8,101	5,558
Total	$2,708	$2,283	$10,561	$7,808
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$1,506	$1,017	$5,137	$3,035
RSUs and RSAs	1,109	942	3,578	3,441
Performance-contingent restricted stock units (“PSUs”)	—	292	247	1,408
Performance based options (“PBOs”)	—	32	1,357	(76)
ESPP	93	—	242	—
Total	$2,708	$2,283	$10,561	$7,808
On June 29, 2024, we entered into an Advisory Services Agreement with a former executive of the Company. Pursuant to the advisory agreement, the exercise period for the former executive’s vested stock options and performance-based options was also extended. The modification resulted in a stock-based compensation expense of $2.0 million recognized in selling, general and administrative expenses during the nine months ended September 30, 2024.
As of September 30, 2024, unrecognized stock-based compensation expense, net of expected forfeitures, was $12.0 million related to unvested stock options, and $5.0 million related to unvested RSUs and RSAs. Stock-based compensation expense for these awards will be recognized through 2028.

Note 9. Capital Stock
Exercise of Options
For the nine months ended September 30, 2024 and September 30, 2023, we issued 72,856 and 214,284 shares, respectively, upon option exercises at a weighted-average exercise price of $1.97 per share, with net cash proceeds of $0.1 million and $0.4 million, respectively.
Sales Agreements
In May 2021, we filed a Registration Statement on Form S-3 with the SEC (the “2021 Registration Statement”), that automatically became effective upon its filing, under which we were permitted to sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. On February 27, 2023, we filed a post-effective amendment to the 2021 Registration Statement. Pursuant to that post-effective amendment, we registered an aggregate $200.0 million of securities. In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we determined from time to time, may have sold over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC was permitted to sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).
We were not required to sell any shares at any time during the term of the EDA. On April 24, 2024, we terminated the EDA.
No shares of our common stock were issued and sold pursuant to the EDA during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, nil and 3,079,421 shares of our common stock, respectively, were issued and sold pursuant to the EDA and we received gross proceeds of nil and $8.7 million, or nil and $7.9 million in net proceeds after PSC's commissions and direct offering expenses of nil and $0.7 million, respectively.
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
During the three and nine months ended September 30, 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement and we received gross proceeds of $31.3 million, or $29.7 million in net proceeds after Cantor’s commissions and direct offering expenses of $1.6 million. As of September 30, 2024, $43.7 million remained available for sale under the Cantor Sales Agreement.
Note 10. Commitments and Contingencies
Lease and other information
The Company has entered into operating leases primarily for office and laboratory space. Lease cost amounts included in the measurement of lease obligations and other information related to non-cancellable operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs(1)	$1,032	$1,618	$3,097	$5,278

(1) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	3.1 years
Weighted-average discount rate	6.6%

	Nine Months Ended September 30,
Cash paid (in thousands):	2024	2023
Operating cash flows from operating leases	$3,542	$5,668
As of September 30, 2024, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2024 (remaining 3 months)	$1,184
2025	4,868
2026	5,014
2027	2,533
2028	760
Thereafter	318
Total minimum lease payments	14,677
Less: imputed interest	1,462
Lease obligations	$13,215

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets (in thousands):
Current portion of lease obligations - Operating leases	$4,081
Long-term lease obligations - Operating leases	9,134
Total operating lease liabilities	$13,215

In July 2023, we announced our plan to consolidate operations from our previous San Carlos facility to our headquarters in Redwood City. On September 1, 2023, the Company entered into an Assignment and Assumption of Lease (the “Assignment Agreement”) with Vaxcyte, Inc. (“Vaxcyte”) to assign to Vaxcyte all of the Company’s right, title and interest in, under and to the San Carlos facility and the Lease Agreement, dated as of January 29, 2021. On September 6, 2023, the Company, Vaxcyte and ARE-San Francisco No. 63, LLC (“ARE”) entered into a Consent to Assignment and First Amendment pursuant to which ARE consented to the Assignment Agreement and the assignment by the Company and the assumption by Vaxcyte of the Company’s interest as tenant in the lease. The effective date of the assignment was October 1, 2023.
As a result of the Assignment Agreement, the Company remeasured the lease obligation for the San Carlos facility to its present value of $3.1 million and wrote off the remaining lease liability of $19.6 million and the corresponding right of use asset balance. Simultaneously, the Company determined that indicators of impairment existed because the lease assignment impacts the utilization of the related right of use assets and leasehold improvements in the San Carlos facility, and therefore performed a recoverability test by estimating future undiscounted net cash flows expected to be generated from the use of these assets. As there were no substantial future cash inflows associated with these assets, the carrying values of these assets were deemed unrecoverable. As a result, during the third quarter of 2023, the Company recognized a non-cash impairment charge of $7.7 million, of which $4.7 million was related to leasehold improvements and $3.0 million for the right of use assets, presented within the asset impairment and other charges line item in the condensed consolidated statements of operations, for the three and nine months ended September 30, 2023.
As part of the plan, the Company entered into agreements to sell certain laboratory equipment previously located in the San Carlos facility through an asset auction and as part of the lease assignment of the San Carlos facility to Vaxcyte. These certain items of laboratory equipment met the assets held for sale criteria and were sold during the fourth quarter of 2023. Using a fair value estimate based of Level 3 inputs in the fair value hierarchy, the Company determined that the carrying value of these assets exceeds fair value less costs to sell, which resulted in a write-down of $1.5 million, presented within the asset impairment and other charges line item in the consolidated statements of operations for the three and nine months ended September 30, 2023.

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
The following table provides quantitative data regarding our other commitments. Future minimum payments reflect amounts that we expect to pay including potential obligations under services agreements subject to risk of cancellation by us (in thousands):

	Payments Due by Period
	Total	2024 (Remaining 3 Months)	2025 and Thereafter
Facility maintenance agreement	$281	$281	$—
Legal Proceedings
We may be involved in legal actions in the ordinary course of business, including inquiries and proceedings concerning business practices and intellectual property infringement, employee relations and other claims. We will recognize a loss contingency in the condensed consolidated financial statements when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. We will disclose any loss contingencies that do not meet both conditions if there is a reasonable possibility that a material loss may have been incurred. Gain contingencies are not recorded until they are realized. We are not currently a party to any material pending litigation or other material legal proceedings that management believes could have a material adverse effect on our financial statements.
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
The Innovatus Loan contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and net product revenue, with the latter beginning with the period ended September 30, 2024. The Innovatus Loan is secured by perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company's intellectual property.

In connection with the issuance of the Innovatus Loan, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the three and nine months ended September 30, 2024 was $1.0 million and $2.5 million respectively, and is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given its recent issuance and the interest rate is based on the current prime rate. The effective interest rate for the Innovatus Loan was 13.5% as of September 30, 2024.
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
The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at September 30, 2024 (in thousands):

September 30, 2024
Face value of debt	$30,000
Add: payment in-kind interest	332
Add: amortized exit fee	87
Less: unamortized debt discount	(1,208)
Less: unamortized debt issuance costs	(580)
Total long-term debt	$28,631
The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2024	$—
2025	—
2026	—
2027	13,264
2028	15,917
2029	2,653
Total principal payments	31,834
Add: amortized exit fee	87
Less: uncapitalized payment in-kind interest	(1,502)
Less: unamortized debt issuance fee	(1,208)
Less: unamortized debt issuance costs	(580)
Total long-term debt	$28,631
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
As a result of the restructuring of our business, the Company determined that a triggering event had occurred that required an interim goodwill impairment test during the third quarter of 2023. The fair value estimate used in the interim goodwill impairment test was primarily based on Level 3 inputs in the fair value hierarchy. Based on the results of the impairment evaluation, the Company determined that the goodwill within the Novel Biotherapeutics reporting unit was impaired, which resulted in a non-cash impairment charge of $0.8 million to write off all of the associated goodwill. The impairment charge is recorded within asset impairment and other charges in the condensed consolidated statements of operation for the three and nine months ended September 30, 2023.
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	18%	*	17%	10%
Customer B	17%	*	10%	*
Customer C	11%	*	*	*
Customer D	11%	*	*	*
Customer E	*	*	*	15%
Customer F	*	20%	*	*
Customer G	*	*	16%	*
Customer H	*	*	*	10%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	September 30, 2024	December 31, 2023
Customer A	*	12%
Customer B	21%	12%
Customer D	15%	13%
Customer I	15%	*
Customer J	12%	*
Customer K	*	21%
* Percentage was less than 10%
Identifiable long-lived assets by location was as follows (in thousands):

	September 30, 2024	December 31, 2023
United States	$24,277	$28,624

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As of September 30, 2024, we manage our business as one business segment. For additional information, see Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Recent Developments
Entered into licensing agreement for genomics life science enzyme portfolio with Alphazyme LLC
On October 1, 2024, we announced that we entered into a non-exclusive commercial and manufacturing license agreement with Alphazyme LLC, part of Maravai LifeSciences, for multiple enzymes in Codexis’ life science enzyme portfolio. The agreement includes licenses for certain commercially available enzymes and certain enzymes that were in development directed towards genomics and diagnostics applications prior to the Company’s strategic shift announced in July 2023. Under the terms of the agreement, Codexis is eligible to receive sales-based royalties.
Strengthened management team with new appointments
On October 2, 2024, we announced the appointment of Georgia Erbez as our new Chief Financial Officer, replacing Sriram Ryali in such role, effective September 30, 2024. We also announced the appointment of Alison Moore, Ph.D., to the newly created role of Chief Technical Officer effective September 30, 2024. In connection with her appointment as Chief Technical Officer, Dr. Moore resigned from the Board and its committees, effective September 30, 2024. On October 22, 2024, we announced that we entered into a separation and consulting agreement with Mr. Ryali, pursuant to which Mr. Ryali will provide transitional consulting services on an as-needed basis until February 28, 2025.
Significant Collaborative Arrangements Update
Acquisition Agreement
In December 2023, we entered into an acquisition agreement (the “Acquisition Agreement”) with Nestlé Health Science, pursuant to which we agreed to assign our interests in CDX-7108 (including associated agreements and intellectual property rights) to Nestlé Health Science. Under the terms of the Acquisition Agreement, Nestlé Health Science will be solely responsible for the continued development and commercialization of CDX-7108, including all associated costs, and Codexis received an upfront payment, and will receive future potential milestone payments and net-sales based royalties. We recognized $5.0 million in research and development revenue during the fourth quarter of 2023 related to the Acquisition Agreement, with the $5.0 million upfront fee received in January 2024.
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
No product revenue was recognized from the Pfizer Supply Agreement during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, we had $9.5 million in deferred revenue related to the $25.9 million fee received from Pfizer.
Strategic Collaboration Agreement
In October 2017, we entered into the Nestlé Strategic Collaboration Agreement (the “Nestlé SCA”) pursuant to which we and Nestlé Health Science have collaborated to leverage the CodeEvolver® protein engineering technology platform to develop novel enzymes for Nestlé Health Science’s established Consumer Care and Medical Nutrition business areas.
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

Both the Nestlé SCA and the development agreement were terminated under the Nestlé Acquisition Agreement. Under the Nestlé SCA and the development agreement, we recognized nil in research and development fees for the three and nine months ended September 30, 2024, compared to $0.6 million and $4.1 million for the three and nine months ended September 30, 2023, respectively.
License Agreement
In February 2024, we entered into an agreement with Roche Sequencing Solutions, Inc. (“Roche”) for an exclusive, global license for the Company’s newly engineered double-stranded DNA (dsDNA) ligase for next-generation sequencing (NGS) library preparation and the Company’s EvoT4™ DNA ligase. Under the terms of the deal, Codexis received upfront and technical milestone payments. This deal superseded the prior exclusive license on the EvoT4™ DNA ligase. We recognized research and development revenue of $6.0 million during the first quarter of 2024 related to the license agreement.
Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues:
Product revenue	$11,158	$5,395	$5,763	107%	$26,968	$24,807	$2,161	9%
Research and development revenue	1,675	3,882	(2,207)	(57)%	10,917	18,775	(7,858)	(42)%
Total revenues	12,833	9,277	3,556	38%	37,885	43,582	(5,697)	(13)%
Costs and operating expenses:
Cost of product revenue	4,317	2,249	2,068	92%	12,634	9,947	2,687	27%
Research and development	11,505	13,662	(2,157)	(16)%	34,164	47,651	(13,487)	(28)%
Selling, general and administrative	13,568	12,302	1,266	10%	42,100	41,066	1,034	3%
Restructuring charges	—	3,140	(3,140)	(100)%	—	3,284	(3,284)	(100)%
Asset impairment and other charges	—	9,984	(9,984)	(100)%	165	9,984	(9,819)	(98)%
Total costs and operating expenses	29,390	41,337	(11,947)	(29)%	89,063	111,932	(22,869)	(20)%
Loss from operations	(16,557)	(32,060)	15,503	(48)%	(51,178)	(68,350)	17,172	(25)%
Interest income	849	1,056	(207)	(20)%	2,730	3,266	(536)	(16)%
Interest and other expense, net	(4,922)	(3,895)	(1,027)	26%	(6,421)	(3,930)	(2,491)	63%
Loss before income taxes	(20,630)	(34,899)	14,269	(41)%	(54,869)	(69,014)	14,145	(20)%
Provision for income taxes	10	9	1	11%	31	34	(3)	(9)%
Net loss	$(20,640)	$(34,908)	$14,268	(41)%	$(54,900)	$(69,048)	$14,148	(20)%

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

Revenues are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Product revenue	$11,158	$5,395	$5,763	107%	$26,968	$24,807	$2,161	9%
Research and development revenue	1,675	3,882	(2,207)	(57)%	10,917	18,775	(7,858)	(42)%
Total revenues	$12,833	$9,277	$3,556	38%	$37,885	$43,582	$(5,697)	(13)%

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
Total revenues increased by $3.6 million in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to higher product revenue, which was partially offset by lower research and development revenue. Total revenues decreased by $5.7 million in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to lower research and development revenue.
Product revenue increased by $5.8 million and $2.2 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to higher sales of branded pharmaceutical products. This increase was partially offset with the prior year benefiting from the $2.9 million release of prior periods' product revenue deferrals during the second quarter of 2023 due to early termination of the enzyme supply obligations to a customer for a deprioritized asset related to a prior restructuring of our business, and $1.3 million of product revenue recognized during the third quarter of 2023 as a settlement fee pursuant to the enzyme supply agreement with the same customer.
Research and development revenue decreased by $2.2 million in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to the recognition of $0.7 million in non-cash revenue related to our master service agreement with Pfizer in the third quarter of 2023, $0.6 million lower research and development fees from Nestlé Health Science under the Nestlé SCA and development agreement and $0.9 million lower revenue from both legacy and existing collaboration agreements being recognized in 2024 as compared to the same period in the prior year.
Research and development revenue decreased by $7.9 million in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to the recognition of $6.3 million in non-cash revenue related to our license and our master service agreements with Pfizer in the nine months ended September 30, 2023, $4.1 million lower research and development fees from Nestlé Health Science, $1.6 million lower revenue from Takeda Pharmaceutical Co. Ltd. under a Strategic Collaboration and License Agreement and $2.8 million lower revenue from other legacy collaboration agreements being recognized in 2024 as compared to the same period in 2023. This was offset by $6.0 million higher revenue from our licensing agreement with Roche entered into in February 2024 and $0.9 million higher revenue from existing collaboration agreements recognized in the current year.

Cost and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense, and restructuring charges from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cost of product revenue	$4,317	$2,249	$2,068	92%	$12,634	$9,947	$2,687	27%
Research and development	11,505	13,662	(2,157)	(16)%	34,164	47,651	(13,487)	(28)%
Selling, general and administrative	13,568	12,302	1,266	10%	42,100	41,066	1,034	3%
Restructuring charges	—	3,140	(3,140)	(100)%	—	3,284	(3,284)	(100)%
Asset impairment and other charges	—	9,984	(9,984)	(100)%	165	9,984	(9,819)	(98)%
Total costs and operating expenses	$29,390	$41,337	$(11,947)	(29)%	$89,063	$111,932	$(22,869)	(20)%

Cost of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Product revenue	$11,158	$5,395	$5,763	107%	$26,968	$24,807	$2,161	9%
Cost of product revenue(1)	4,317	2,249	2,068	92%	12,634	9,947	2,687	27%
Product gross profit	$6,841	$3,146	$3,695	117%	$14,334	$14,860	$(526)	(4)%
Product gross margin (%)(2)	61%	58%			53%	60%

(1) Cost of product revenue consists of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue increased by $2.1 million and $2.7 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to a higher volume of product sales.
Product gross margins were 61% and 53% in the three and nine months ended September 30, 2024, respectively, compared to 58% and 60% in the corresponding periods in 2023 due to variability in the product mix and with 2023 benefiting from revenue recognized with no related cost in the second and third quarters of 2023 related to the early termination of an enzyme supply agreement with a customer for a deprioritized asset related to a prior restructuring of our business.
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
Research and development expenses decreased by $2.2 million, or 16%, in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a $1.3 million decrease from lower use of outside services related to Chemistry, Manufacturing and Controls (“CMC”) and lower regulatory expenses and $0.9 million decrease in lease and facilities costs due to the assignment of our San Carlos facility lease during the fourth quarter of 2023, partially offset by a $0.2 million increase in costs associated with headcount. The decrease in research and development expenses of $13.5 million, or 28%, in the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to a $4.8 million decrease in CMC and outside services, $4.6 million decrease in costs associated with lower headcount, $3.7 million decrease from lower lease and facilities associated costs, $0.4 million lower lab supply, and a $0.2 million decrease in depreciation costs.

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
Selling, general and administrative expenses increased by $1.3 million, or 10%, during the three months ended September 30, 2024, compared to the same period in 2023 primarily due to $1.2 million in higher consulting and outside services and a $0.3 million higher legal expense. Selling, general and administrative expenses increased by $1.0 million, or 3%, during the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $2.6 million higher stock-based compensation expense, a $1.1 million increase in legal costs, and a $0.7 million increase in consulting and outside services, partially offset by $2.8 million decrease in payroll-related expenses, and a $0.5 million decrease in facility associated costs.
Restructuring Charges
Restructuring charges consist of one-time employee severance and other termination benefits due to workforce reduction plans that were initiated in the prior years. There were no restructuring charges recognized in the three and nine months ended September 30, 2024. Restructuring charges were $3.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively.
Asset Impairment and Other Charges

Asset impairment and other charges were nil and $0.2 million for the three and nine months ended September 30, 2024, respectively, related to a long-lived asset impairment charge in the second quarter of 2024. Asset impairment and other charges for the three and nine months ended September 30, 2023 were $10.0 million, consisting of a $9.2 million long-lived asset impairment charge and a $0.8 million goodwill impairment charge, all of which are non-cash charges.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Interest income	$849	$1,056	$(207)	(20)%	$2,730	$3,266	$(536)	(16)%
Interest and other expense, net	(4,922)	(3,895)	(1,027)	26%	(6,421)	(3,930)	(2,491)	63%
Total other income (expense), net	$(4,073)	$(2,839)	$(1,234)	43%	$(3,691)	$(664)	$(3,027)	456%

Interest Income
Interest income decreased by $0.2 million and $0.5 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to lower average cash balances.
Interest and Other Expense, net
Interest and other expense, net increased by $1.0 million and $2.5 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to the impairment of our investment in MAI during the third quarter of 2024 and interest related to long-term debt in the current year, partially offset by the impairment of our investments in seqWell and Arzeda recognized in 2023.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Provision for income taxes	$10	$9	$1	11%	$31	$34	$(3)	(9)%

The provision for income taxes for the three and nine months ended September 30, 2024 and 2023, was primarily due to the accrual of interest and penalties on historic uncertain tax positions.

Net Loss
Net loss for the three months ended September 30, 2024 was $20.6 million, or a net loss per basic and diluted share of $0.29. This compared to a net loss of $34.9 million, or a net loss per basic and diluted share of $0.50, for the three months ended September 30, 2023. Net loss for the nine months ended September 30, 2024 was $54.9 million, or a net loss per basic and diluted share of $0.78. This compared to a net loss of $69.0 million, or a net loss per basic and diluted share of $1.02, for the nine months ended September 30, 2023. The decrease in net loss for both the three and nine months ended September 30, 2024, was primarily related to higher product revenue and lower operating expenses in 2024.
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
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$37,452	$65,116
Short-term investments	$52,803	$—
Working capital	$77,773	$57,636
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
Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of two tranches, of which the first tranche of $30.0 million was completed upon execution of the Loan Agreement. We will be eligible to draw on the second tranche of $10.0 million upon achievement of certain milestones including certain pre-specified revenue thresholds. The Loan Agreement carries an interest-only period of 36 months and will bear an interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%. The Company believes it is in compliance with the terms included within the Innovatus Loan as of September 30, 2024.

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
On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. During the three and nine months ended September 30, 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement and we received gross proceeds of $31.3 million, or $29.7 million in net proceeds after Cantor’s commissions and direct offering expenses of $1.6 million. As of September 30, 2024, $43.7 million of shares remained available for sale under the Cantor Sales Agreement.
Sales of our common stock under the Cantor Sales Agreement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
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

Cash Flows
The following is a summary of cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(32,942)	$(41,601)
Net cash used in investing activities	(54,117)	(5,962)
Net cash provided by financing activities	59,390	8,167
Net decrease in cash, cash equivalents and restricted cash	$(27,669)	$(39,396)

Cash Flows from Operating Activities
The $8.7 million decrease in net cash used in operating activities for the nine months ended September 30, 2024 as compared to the same period in 2023, was primarily due to the net effect of decreases in cash paid for operating expenses, primarily driven by the restructuring of our business in 2023 which included the assignment of our San Carlos facility lease in the fourth quarter of 2023, and changes in operating assets and liabilities.
Cash Flows from Investing Activities
The $48.2 million increase in net cash used in investing activities for the nine months ended September 30, 2024 as compared to the same period in 2023, was primarily due to higher cash utilized for purchases of short-term investments, partially offset by lower purchases of property and equipment during the period.
Cash Flows from Financing Activities
The $51.2 million increase in net cash provided by financing activities for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to proceeds from the Innovatus Loan in February 2024 and proceeds from issuance of common stock under the Cantor Sales Agreement, partially offset by proceeds from issuance of common stock under the EDA during the nine months ended September 30, 2023.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2024 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report.
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $90.3 million as of September 30, 2024. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2024, the effect of a hypothetical 10% decrease in market interest rates would have a $0.4 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At September 30, 2024, we had $30.0 million principal amount outstanding under the Innovatus Loan. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the closing date. An immediate 10% change in the prime interest rate would result in a $0.2 million impact on our results of operations over the next twelve months from September 30, 2024.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in interest and other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of September 30, 2024, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $41 thousand.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2024 at a reasonable assurance level.
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
•We have invested significant resources to enable enzymatic nucleic acid synthesis, which is based on novel ideas and technologies that are largely unproven.
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
We have incurred net losses since our inception, including losses of $76.2 million, $33.6 million, and $21.3 million for the years ended December 31, 2023, 2022, and 2021, respectively, and $54.9 million and $69.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $552.4 million and $497.5 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharmaceutical manufacturing business, increase sales of existing products and services, develop and commercialize our ECO Synthesis™ manufacturing platform, and or develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GSK, Merck, Novartis, Nestlé Health Science, Aldevron, Roche, Crosswalk Therapeutics and Alphazyme provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis™ manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the nine months ended September 30, 2024 and 2023, customers that each individually contributed 10% or more of our total revenue accounted for 43% and 35% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
Our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the nine months ended September 30, 2024, we derived a majority of our product revenue from these product supply agreements.
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
Manufacturing of our enzymes is conducted primarily in four locations: our in-house facility in Redwood City, California, and at three third-party contract manufacturing organizations, Lactosan in Kapfenberg, Austria, ACSD in Anagni, Italy, and Sekisui in Maidstone, United Kingdom. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and life sciences businesses.
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
We currently have supply agreements in place with Lactosan, ACSD and Sekisui. In the absence of a supply agreement, a contract manufacturer will be under no obligation to manufacture our enzymes and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our product sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing facility, it could take several years or longer before our facility is able to produce commercial volumes of our enzymes. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our customers or collaborators and could negatively affect our revenues or operating results.

We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability, and could lead to disagreements with our current or former collaborators.
Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. For example, we have ongoing collaborations and agreements with GSK, Merck, Novartis, Roche, Aldevron and Alphazyme that are important to our business and financial results. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform its obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. Moreover, disagreements with a collaborator could develop, and any conflict with a collaborator could lead to litigation, reduce our ability to enter into future collaboration agreements and negatively impact our relationships with one or more existing collaborators. If any of these events occur, especially if they occur in our collaborations with GSK, Merck or Novartis, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products or grow our business or generate sufficient revenues to support our operations, we may not receive contemplated milestone payments and royalties under the collaboration, and we may be involved in litigation. Our collaboration opportunities could be harmed and our financial condition and results of operations could be negatively affected if:
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
We have invested significant resources to enable enzymatic nucleic acid synthesis, which is based on novel ideas and technologies that are largely unproven.

Our ECO Synthesis™ manufacturing platform is currently in development to enable the commercial-scale manufacture of RNAi and other RNA-based therapeutics through an enzymatic route. While we believe enzymatic nucleic acid synthesis will offer certain improvements over phosphoramidite chemistry, including with respect to required infrastructure investments, batch size limitations and waste disposal challenges, the enzymatic route is novel and has not yet been commercialized. As such, we may be faced with unforeseen results, delays and setbacks, in addition to the other foreseeable risks and uncertainties associated with the ongoing development of the ECO Synthesis™ manufacturing platform and other products.

Other challenges with a new technology such as our ECO Synthesis™ manufacturing platform include having an unknown and unproven development and regulatory path, uncertainly around the value that we can realize from the technology, uncertainty around the timeline for adoption of the technology by customers, and uncertainly around our ability to secure supply of necessary materials or to manufacture at GMP scale and partner with customers on manufacturing and utilizing the technology. We may also be unable to achieve the expected benefits of the ECO Synthesis™ manufacturing platform in a timely manner or at all.

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
We have investments in illiquid or non-marketable equity securities acquired in private transactions. As of September 30, 2024, 3.9% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.

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

Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, while we currently qualify as a “smaller reporting company” under the SEC rules, for any fiscal years in which we are not considered a smaller reporting company, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal controls over financial reporting, or if we identify or fail to remediate material weaknesses in our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and may seriously harm our business.
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
In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as funding the ongoing commercialization of our ECO Synthesis™ manufacturing platform and a GMP manufacturing facility, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, including pursuant to the Cantor Sales Agreement, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under our Loan Agreement, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of September 30, 2024, we owned or controlled approximately 1,740 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of September 30, 2024, our patents and patent applications, if issued, have terms that expire between 2024 and approximately 2045. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of the Company. Among other things, our amended and restated certificate of incorporation and bylaws provide for a board of directors which is divided into three classes, with staggered three-year terms and provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our Board, the chairman of our Board, our chief executive officer or president may call a special meeting of the stockholders. In addition, our amended and restated certificate of incorporation allows our Board, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advanced notice requirements for nominations for election to our Board and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if an offer to acquire our company may be considered beneficial by some stockholders.

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
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.
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
Our headquarters and other facilities are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. Earthquakes, wildfires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. We are also vulnerable to other types of disasters and other events that could disrupt our operations, such as riot, civil disturbances, war, terrorist acts, public health emergencies, domestic or foreign conflicts, infections in our laboratory or production facilities or those of our customers or contract manufacturers and other events beyond our control. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, including due to impacts on our collaborators, suppliers or other third parties on which we rely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event, and we may incur substantial expenses as a result of the limited nature of such plans. We do not carry insurance for earthquakes and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our cash flows and success as an overall business.

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
In the United States, Health Insurance Portability and Accountability Act (“HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of certain individually identifiable health information. Certain states have also adopted and continue to adopt new privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches (which has increased the likelihood of, and risks associated with, data breach litigation). Further, the California Privacy Rights Act (“CPRA”) significantly amended the CCPA, which went into effect in January 2023. It imposes additional data privacy obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It also created a new California privacy protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws regulating personal information generally or health information in particular have passed in more than a dozen states and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These developments increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of the directors or executive officers of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

10.1	+	Codexis, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-281429) filed with the SEC on August 9, 2024).

10.2	+	Amendment to the Codexis, Inc. 2023 Employee Stock Purchase Plan.

10.3	+	Offer Letter by and between the Company and Georgia Erbez, dated as of September 30, 2024.

10.4	+	Change in Control Severance Agreement by and between the Company and Georgia Erbez, dated as of September 30, 2024.

10.5	+	Offer Letter by and between the Company and Alison Moore, dated as of September 30, 2024.

10.6	+	Change in Control Severance Agreement by and between the Company and Alison Moore, dated as of September 30, 2024.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”) includes: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	October 31, 2024	By:	/s/ Stephen Dilly
Stephen Dilly Chairman, President and Chief Executive Officer (principal executive officer)

Date:	October 31, 2024	By:	/s/ Georgia Erbez
Georgia Erbez Chief Financial Officer (principal financial and accounting officer)