Form 10-K
period 2024-12-31
CODEXIS, INC.
filed 2025-02-27
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer			☐
Non-accelerated filer ☒	Smaller reporting company			☒
	Emerging growth company			☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of Codexis as of June 30, 2024 was approximately $152.4 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of February 24, 2025, there were 82,837,311 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2025 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Codexis, Inc.
Annual Report on Form 10-K
For The Year Ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
The following discussion and analysis in this annual report on Form 10-K should be read in conjunction with our audited consolidated financial statements and the related Notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information or performance; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, commercial partnerships, technology developments, our products and product platforms, product sales, revenues, expenses, liquidity, cash flow, commercial reach, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the U.S. Securities and Exchange Commission (“SEC”). The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
We are a leading provider of enzymatic solutions for efficient and scalable therapeutics manufacturing, and we leverage our proprietary CodeEvolver® directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. We focus on leveraging our technology and capacity to enhance the properties and performance of enzymes to drive pivotal improvements in manufacturing of complex therapeutics across two key focus areas: our foundational, revenue-generating pharma biocatalysis business and our Enzyme-Catalyzed Oligonucleotide Synthesis™ (“ECO Synthesis™”) manufacturing platform, which is comprised of enzymatic tools, and processes, designed to enable large-scale manufacture of RNA interference (“RNAi”) therapeutics. In July 2023, we announced that we discontinued investment in certain development programs, primarily in our novel biotherapeutics business segment. As part of this strategic prioritization, during 2024 we completed the divestiture and monetization of certain biotherapeutics assets as well as certain non-core life science assets, including in genomics and next generation sequencing applications.
In our revenue-generating pharma biocatalysis business (formerly our pharmaceuticals manufacturing business), we utilize our CodeEvolver technology platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to improve the efficiency and productivity of their manufacturing processes for small molecule therapeutics. Our unique enzymes drive improvements such as higher yields, increased purity, reduced energy usage and waste generation, all of which lead to improved efficiency and reduced costs in small-molecule manufacturing.
We also use the CodeEvolver platform technology to develop enzymes for the synthesis of RNAi therapeutics through our ECO Synthesis manufacturing platform, where our enzymes are poised to deliver many of the same benefits we offer in pharma biocatalysis across purity, yield, and improved manufacturing efficiency. In November 2024, we presented data at the TIDES EU conference demonstrating the successful end-to-end enzymatic synthesis of an entire commercially approved small interfering ribonucleic acid (“siRNA”) therapeutic asset with the ECO Synthesis manufacturing platform. In addition to using full enzymatic sequential synthesis, adding one nucleotide at a time to synthesize the two strands from beginning to end, we demonstrated synthesis of the same siRNA asset using three other routes utilizing enzymatic ligation with our double-stranded RNA (“dsRNA”) ligase, which can stitch together fragments of chemically and/or enzymatically synthesized RNA to form the full siRNA drug structure. For the three other routes, our data highlighted that full-length oligos of equal quality and yields were obtained whether the fragments were made with enzymes or by traditional phosphoramididte chemistry. At the end of 2024, we completed the build out of our ECO Synthesis Innovation Lab, a facility that uses our ECO Synthesis manufacturing platform to synthesize gram-scale quantities of a customer’s desired siRNA construct suitable for pre-clinical testing. In addition, it allows us to provide process development, analytical method development and other manufacturing process optimization which is required before the siRNA enters clinical-stage manufacturing and testing. In 2025, we expect to manufacture good laboratory practice (“GLP”)-grade siRNA for customers in our Innovation Lab under development services contracts model, and we anticipate entering a partnership with a large-scale contract development and manufacturing organization (“CDMO”) to use our ECO platform of enzymatic tools and processes to synthesize good manufacturing practices (“GMP”)-grade siRNA drug substance for our customers. We expect to expand our enzymatic tools and process offerings as we further enhance the ECO Synthesis platform to address the overall market needs for scalable and sustainable RNAi manufacturing.
History and Core Technology
We are a pioneer in harnessing computational technologies to drive biology advancements. Since 2002, we have made substantial investments in the development of our proprietary CodeEvolver technology platform, the primary source of our competitive advantage for our business. The CodeEvolver technology platform has the power to transform the performance of an enzyme, tailoring it for a specific application and/or process. Using powerful machine learning tools and sophisticated molecular, cellular, and bioanalytical workflows, we design and screen libraries of thousands of variants every few weeks. Content-rich libraries screened under real-world conditions can yield dense and valuable datasets, which when data-mined effectively enables us to optimize multiple parameters in parallel. The resulting evolved variants often have a combination of enhanced properties, such as increased activity, specificity, and stability under desired conditions, or improved manufacturability in the production host. These enhanced properties provide differentiated technical performance in the target application and can provide our customers increased value in the commercial deployment of their products.

Key Strategic Focus Areas
We provide enzyme-based solutions to our clients that address complex therapeutic manufacturing challenges in the areas of pharma biocatalysis and RNAi manufacturing. Both areas overlap in the technical enzyme engineering expertise required and also include similar potential customers. Many of our longstanding pharma biocatalysis customers are currently investing in both pharma biocatalysis for the development of small-molecule therapeutics and in the development of RNAi therapeutics, providing us a unique advantage in terms of our commercial reach. Further, our pharma biocatalysis business establishes credibility for the ECO Synthesis manufacturing platform by demonstrating our proven history of engineering technically complex enzymes for large pharmaceutical companies and effectively scaling up to multiple metric tons of manufactured product using our existing platforms.
Pharma Biocatalysis
We believe the pharmaceutical industry represents a significant market opportunity for our enzymes as pharmaceutical companies constantly developing new small molecule drugs and are under significant competitive pressure both to improve manufacturing efficiencies and to increase the speed to market for their products. To address these pressures, pharmaceutical companies are driven to identify reliable, cost-effective, and sustainable manufacturing processes to produce both their new drug candidates and their existing products, while not impacting drug safety and efficacy. Manufacturing economies of scale are increasingly important to our pharmaceutical customers as they get closer to their commercial drug launch. Over the lifecycle of the drug, market pressures further intensify as pharmaceutical companies lose their patent exclusivities and begin to experience competition from generic manufacturers of their products.
Many of our customers are large global pharmaceutical companies who partner with us to develop engineered enzymes for use as biocatalysts, meeting precisely defined criteria. Their goals are to improve the efficiency, productivity and sustainability of their manufacturing processes.
As of December 31, 2024, we sell enzymes as biocatalysts to pharmaceutical manufacturers for 16 therapeutic drugs that are currently approved for commercial sales.
We currently sell these enzymes, that have already been engineered and installed in a customer’s commercial manufacturing process at multi-kilograms to metric tons per annum scale. For example, we sell enzymes to Merck, Sharp & Dohme (“Merck”) for their manufacture of sitagliptin, the active ingredient in JANUVIA, to Urovant Sciences GmbH (“Urovant”) and KYORIN Pharmaceutical Co., Ltd. (“Kyorin”) for the manufacture of vibegron, the active ingredient in Urovant’s GEMTESA and Kyorin’s BEOVA products for the treatment of overactive bladder, as well as supporting other products and customers for which public disclosures have not been made.
In addition to these larger volumes of enzymes that are sold for our customers’ ongoing commercial requirements, we also sell smaller quantities of engineered enzymes for use in a customer’s clinical-stage manufacturing. As of December 31, 2024, Codexis is selling enzymes to pharmaceutical manufacturers for 14 drug candidates currently in Phase 2 and Phase 3 clinical trials, or to customers working to convert to an enzymatic manufacturing process for drugs that have been commercially approved. We are focused on expanding this pipeline to ensure our ability to grow this business over time.
Finally, we also sell even smaller quantities of enzymes (typically grams to multi-kilogram scale) to customers for manufacturing and testing in their discovery and pre-clinical phase.
In addition to the sale of enzymes, we also offer contracted research and development partnerships to our customers. These research and development activities are typically governed by collaboration agreements, which often contain research and development fees and intellectual property provisions, under which we screen and/or engineer enzymes for customers in connection with their process development efforts. In these collaborations, we typically receive consideration in the form of one or more of the following: upfront payments, milestone payments, payments for screening and engineering, followed by fees for manufacturing scale-up and supply of enzymes, licensing fees and/or royalties as the customer’s product commercializes.
We also have licensed our CodeEvolver technology platform to pharmaceutical companies to help them develop custom-designed enzymes that are highly optimized for efficient manufacturing processes. To date, we have entered into platform technology licensing agreements with each of GlaxoSmithKline Intellectual Property Development Limited, a subsidiary of GlaxoSmithKline plc (“GSK”), Merck & Co., Inc. (“Merck & Co”) and Novartis Pharma AG (“Novartis”).

ECO Synthesis Manufacturing Platform
ECO Synthesis Overview
A key strategic priority for Codexis is the advancement and commercialization of our ECO Synthesis manufacturing platform, which is designed to enable the commercial scale manufacture of RNAi therapeutics. As of December 31, 2024, there are six approved siRNA therapeutics on the market in the United States, primarily targeting rare orphan disease indications. However, there are more than 450 RNAi therapeutic assets in development, including over one hundred that are in Phase 2 and Phase 3 clinical trials, with more than 40 of these targeting large disease indications such as Alzheimer’s, hyperlipidemia and hypertension. We expect worldwide demand for RNAi therapeutics to grow significantly as RNAi therapeutic assets progress through clinical development and are commercially approved.
The current industry standard for manufacturing RNAi therapeutics is a well-established, chemical-based method commonly called solid-phase oligonucleotide synthesis (“SPOS”) utilizing phosphoramidite chemistry. This approach has existed for more than forty years and works effectively for small-scale manufacturing required during the discovery stage of clinical development. However, SPOS and phosphoramidite chemistry face multiple limitations in the context of commercial-scale manufacture of RNAi therapeutics. This approach requires significant infrastructure and capital investment to meet the anticipated future growth in demand for RNAi therapeutics. SPOS and phosphoramidite chemistry are also currently limited to single-digit kilogram synthesis batch sizes, which presents challenges around quality control and scalability. Further, chemical synthesis requires large volumes of acetonitrile, a highly-flammable, organic solvent with high waste disposal costs, to facilitate the reaction environment necessary to produce RNAi therapeutics. As additional RNAi therapeutic candidates are approved for large disease indications, we believe using traditional SPOS and phosphoramidite chemical synthesis for commercial scale production will become prohibitively expensive, time-intensive, and challenging for many drug developers seeking to produce enough drug substance to address patient indications that require dosing more than 1 million patients annually.
We believe that the ECO Synthesis manufacturing platform presents several advantages to potentially address the limitations of SPOS and phosphoramidite chemistry. First, the platform is being developed to integrate within existing manufacturing facilities and utilizes equipment currently available in the industry, potentially eliminating much of the infrastructure investment required for commercial scale manufacturing of RNAi therapeutics with phosphoramidite chemistry. The ECO Synthesis manufacturing platform is also being designed to manufacture tens to hundreds of kilograms of high-purity RNA per synthesis batch, with a closed-loop system intended to increase volumetric reagent efficiency which enables large batch synthesis. Finally, our process is aqueous based, potentially mitigating the need for high volumes of acetonitrile, significantly decreasing chemical waste streams, and reducing heavy disposal and purification costs.

At the TIDES Europe meeting in November 2024, we presented data in a joint poster presentation with Bachem, one of the world’s leading CDMOs in oligonucleotide manufacturing, the data provided compelling external validation of the superior performance of our engineered dsRNA ligases over the wild type enzymes in use today across both volumetric productivity and substrate versatility. We also announced we completed a proof-of-concept technical collaboration with a major siRNA drug innovator, where we synthesized their desired oligonucleotide fragments using our enzymatic process.
ECO Synthesis Innovation Lab
We completed the build-out of our ECO Synthesis Innovation Lab at the end of 2024. This facility allows us to optimize the development and scaling of a specific manufacturing process of a customer’s specific siRNA asset before completing the technology transfer to a CDMO partner for bulk GMP-grade production of drug substance to supply the customer’s clinical trials and eventual commercialization. It is also designed to enable the manufacture of GLP-grade RNAi therapeutic material in sufficient quantities to support customers’ preclinical development.
The ECO Synthesis manufacturing platform is a set of enzymatic tools and processes that are used together to manufacture siRNA. With this platform, we work with our customers to optimize the manufacturing of the customer’s asset. This platform allows us to use enzymatically synthesized RNAi sequences, to conjugate tissue targeting moieties such as GalNAc, onto an RNA strand, which is a common modification included on RNAi therapeutics to assist with targeted tissue delivery and to ligate (connect) RNAi sequences together. All of these capabilities are used to create a full-length and completed RNAi therapeutic asset.
Our goal is to be a value-added service provided to pharmaceutical innovators. Many of our potential clients seek expertise in areas that they cannot develop on their own, but seek to partner with companies who provide expertise in manufacturing. Through our ECO Synthesis platform, we offer a true partnership approach to drug manufacturing. The services we provide include:

•Method Development and Analytics: Customers require qualified methods to measure and ensure purity of their siRNA construct before going into the clinic.
•Manufacturing. Process development and optimization are necessary to produce GLP material of a customer’s siRNA asset for preclinical testing prior to filing an IND and entering the clinic. We provide these services through our ECO Synthesis Innovation Lab. We are exploring expanding our services to include GMP manufacturing, which would enable us to provide clinical grade material to our clients for at least Phase 1 clinical studies.
•Ongoing Support. We offer ongoing regulatory and Chemistry, Manufacturing and Controls (“CMC”) documentation throughout preclinical studies and clinical trials to support our clients’ regulatory filings and interactions with the United States Food and Drug Administration (“FDA”).
Potential Commercial Opportunity of RNAi Manufacturing
We believe we have significant competitive advantages to successfully enter RNAi manufacturing with our proprietary ECO Synthesis manufacturing platform, largely stemming from synergies with our pharma biocatalysis expertise in terms of technical knowledge and commercial reach. Many of our current customers are also developing RNAi therapeutics. We believe their familiarity with our ability to engineer and scale complex enzymes is a significant commercial advantage for our ECO Synthesis manufacturing platform. However, there are also key differences that make this platform a compelling opportunity as compared to our existing pharma biocatalysis business. Pharma biocatalysis generally requires one-to-one custom enzyme engineering projects, which involve significant time and resource investment from Codexis. Our top five selling pharma biocatalysis enzymes in 2024, excluding sales of CDX-616 to Pfizer Inc. (“Pfizer”) related to PAXLOVID, generated on average between $2.0 million to $9.0 million annually per enzyme between 2021 and 2024. By contrast, the ECO Synthesis manufacturing platform could be applicable to many pharmaceutical and CDMO customers and has the potential to manufacture multiple different RNAi therapeutic assets with the same of enzymes and processes. Further, the potential scalability of our solution is differentiated from phosphoramidite chemistry, which is limited in batch size and requires high volumes of toxic solvent. We believe that the ECO Synthesis manufacturing platform could enable CDMOs and drug developers to scale production of RNA therapeutics with significantly less capital expenditure for infrastructure capacity and as a result, could potentially command significantly better economic terms than the current annual revenues for pharma biocatalysis enzymes.

Our business model for the ECO Synthesis manufacturing platform is centered around selling contract development and manufacturing services delivered through the ECO Synthesis Innovation Lab. These activities are typically governed by development agreements which include fees for process development, process optimization, analytical method development and qualification, CMC documentation and small-scale manufacturing of siRNA drug substance.
Other Differentiated Enzymes
In addition to RNAi manufacturing and pharma biocatalysis applications, we have also applied our CodeEvolver technology platform to develop customized enzymes for customers using across other molecular biology applications, such as template dependent mRNA manufacturing, next generation sequencing, diagnostic testing and DNA oligonucleotide synthesis.
In June 2020, we entered into a co-marketing and enzyme supply collaboration agreement with Alphazyme LLC (“Alphazyme”) for the production and co-marketing of enzymes for life science applications. This collaboration enabled the commercialization of Codex HiFi DNA Polymerase, Codex HiFi Hot Start DNA Polymerase, Codex HiFi Hot Start 2X NGS Mix, Codex HiCap RNA Polymerase, Codex HiFi UL DNA Polymerase, and Codex HiTemp Reverse Transcriptase. In September 2024, we entered into a new non-exclusive commercial and manufacturing license agreement with Alphazyme (terminating the prior agreement), including licenses for the Codex HiFi DNA Polymerase, Codex HiTemp Reverse Transcriptase, Codex HiRev Isothermal Polymerase and other enzymes that were in development directed towards genomics and diagnostics applications prior to our strategic shift announced in July 2023. Under the terms of the agreement, we are eligible to receive sales-based royalties.

In June 2020, we entered into a Master Collaboration and Research Agreement with Molecular Assemblies, Inc. (“MAI”) (the “MAI Agreement”), and between June 2020 and April 2022, we leveraged our CodeEvolver technology platform to improve the DNA polymerase enzymes that are critical for enzymatic DNA synthesis. At the time we entered into the MAI Agreement, we purchased $1.0 million in MAI’s Series A financing. In August 2022, we and MAI announced that we had entered into a Commercial License and Enzyme Supply Agreement with MAI (the “MAI Supply Agreement”) under which Codexis shall manufacture and supply to MAI an enzyme engineered under the MAI Agreement for use in a specific field. Between 2020 and 2024, in connection with the execution of the MAI Agreement and via separate purchases, we acquired shares of MAI’s Series A and B preferred stock. On January 28, 2025, Maravai LifeSciences, Inc. (“Maravai”), a global provider of life science reagents and services to researchers and biotech innovators, announced its acquisition of intellectual property and relevant assets from MAI. In January 2025, MAI assigned the MAI Supply Agreement to Maravai in connection with the sale of its related assets to Maravai.
In March 2022, we entered into a Stock Purchase Agreement with seqWell, Inc. (“seqWell”), a privately held life sciences company, pursuant to which we purchased 1,000,000 shares of seqWell’s Series C preferred stock for $5.0 million. In March 2023, we entered into a Master Collaboration Agreement and Research Agreement with seqWell (the “seqWell Agreement”), pursuant to which we provided research and experimental screening and enzyme engineering activities in exchange for compensation in the form of additional shares of seqWell's common stock. We received 205,279 shares of seqWell's common stock from research and development services with seqWell in the year ended December 31, 2023. In addition to our initial equity investment and the shares we have received under the seqWell Agreement, in September 2023, we purchased an additional 88,256 shares of seqWell's Series C-1 preferred stock and 44,128 common stock warrants for $0.4 million. In line with our strategy relating to non-core Life Sciences assets, in January 2025 we sold assets that were developed under the seqWell Agreement to seqWell in exchange for the right to receive a cash payment upon future events and a warrant to purchase seqWell’s common stock exercisable upon future events, and terminated the seqWell Agreement.
In December 2023, we entered into an exclusive licensing agreement with Aldevron LLC (“Aldevron”), a global leader in the custom development and manufacture of plasmid DNA, RNA and proteins for the biotech industry, whereby Aldevron licensed our Codex HiCap RNA Polymerase. Under the terms of the deal, Aldevron received global manufacturing and commercialization rights to the Codex HiCap RNA Polymerase in exchange for payments for near-term technical milestones, along with commercial milestones and sales-based royalties for research use only material as well as GMP material.
In December, 2024, we entered into a license agreement whereby Pfizer obtained a license to make a specific Codexis enzyme for use in the manufacture of Pfizer’s products. As part of the agreement, Pfizer utilized remaining credit from a supply agreement between the parties toward the upfront fee. Under the terms of the license agreement, Codexis is eligible to receive development and sales-based milestone payments based upon the future use of the enzyme in drug substance manufacturing.
Licensing Our CodeEvolver Directed Evolution Technology Platform
Novartis
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver Agreement”) with Novartis. The Novartis CodeEvolver Agreement allows Novartis to use our proprietary CodeEvolver platform technology in the field of human healthcare.
Under the terms of the Novartis CodeEvolver Agreement, we granted Novartis a worldwide license to use certain patents, patent applications and know-how from our CodeEvolver technology platform to research, develop and manufacture novel enzymes for use by or on behalf of Novartis as biocatalysts in the chemical synthesis of small molecule and bioconjugate APIs. The license is exclusive for the research, development and manufacture of novel enzymes for use by Novartis as biocatalysts in the chemical synthesis of API owned or controlled by Novartis (“Novartis Exclusive Field”) and non-exclusive for the research, development and manufacture of novel enzymes for use by Novartis in the chemical synthesis of API not owned or controlled by Novartis or any third party (“Novartis Non-Exclusive Field”).
In July 2021, we announced the completion of the technology transfer period during which we transferred our proprietary CodeEvolver technology platform to Novartis (the “Technology Transfer Period”).
Pursuant to the Novartis CodeEvolver Agreement, we received an upfront payment of $5.0 million shortly after the effective date. We completed the second technology milestone transfer under the agreement and received a milestone payment of $4.0 million in 2020. We have also received an aggregate of $5.0 million for the completion of the third technology transfer milestone in 2021.

In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (the “Improvements Term”), Novartis will pay us annual payments over four years which amount to an additional $8.0 million in aggregate. We also have the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver technology platform during the period beginning on the conclusion of the Technology Transfer Period and ending on the expiration date of the last to expire licensed patent. These product-related usage payments, if any, will be paid by Novartis to Codexis for each quarter that Novartis manufactures API using a CodeEvolver-developed enzyme.
The licenses to Novartis are granted under patents, patent applications and know-how that Codexis owns or controls as of the effective date of the Novartis CodeEvolver Agreement and that cover the CodeEvolver technology platform. Any improvements to the CodeEvolver technology platform during the Technology Transfer Period will also be included in the license grants from Codexis to Novartis.
Biotherapeutics Divestitures
Our biotherapeutic product candidates, which were in clinical and preclinical development, were discovered using our proprietary CodeEvolver technology platform and ranged from orally delivered enzymes to engineered transgenes for delivery as gene therapies. The most advanced of our biotherapeutics programs was CDX-7108, a potent lipase intended for use as a potential treatment for exocrine pancreatic insufficiency (“EPI”), which was being developed under a Strategic Collaboration Agreement with Nestlé Health Science (“Nestlé”) (the “Nestlé SCA”). As part of the Nestlé SCA and a related development agreement, we and Nestlé completed a Phase 1 clinical trial of CDX-7108. In December 2023, we entered into an acquisition agreement with Nestlé (the “Acquisition Agreement”), pursuant to which we agreed to assign our interests in CDX-7108 (including associated agreements and intellectual property rights) to Nestlé and terminate the Nestlé SCA and development agreement. Under the terms of the Acquisition Agreement, Nestlé is solely responsible for the continued development and commercialization of CDX-7108, including all associated costs, with Codexis retaining an economic interest in the program through an upfront payment, future potential milestone payments and net-sales based royalties.
In addition, we used our CodeEvolver technology platform to engineer a series of transgenes that code for enzymes that may be used as gene therapies to treat rare lysosomal storage disorders, such as Fabry Disease and Pompe Disease, as well as a blood factor disorder, with Takeda Pharmaceutical Co. Ltd. (“Takeda”). In April 2023, Takeda discontinued its efforts in adeno-associated virus (“AAV”) gene therapy, including these development programs.
In July 2024, we entered into an asset purchase agreement with Crosswalk Therapeutics (“Crosswalk”) for our investigational Fabry and Pompe disease compounds, both of which were previously part of our collaboration agreement with Takeda. Under the terms of the agreement with Crosswalk, we are eligible to receive future development and commercial milestone payments in addition to a low-to-mid single-digit percentage net sales-based royalty.
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
OUR STRATEGY
Our strategy is to grow our revenues, profits, and stockholder value by selling customized enzymes and providing services from our ECO Synthesis platform. We intend to monetize our technology in the following ways:
•Growing our foundational revenue-generating pharma biocatalysis business. We intend to pursue opportunities in the pharmaceutical market to use our enzymes to improve the manufacturing efficiencies for the production of small-molecule drugs. We intend to increase the number of pharmaceutical customers and products that utilize and benefit from our novel, enabling engineered enzymes.
•Developing and commercializing our ECO Synthesis manufacturing platform for use in RNAi manufacturing. We intend to enable customers to manufacture RNAi therapeutics at commercial scale. This also includes a hybrid ligation approach using our dsRNA ligase, a completely enzymatic route, and the development of enzymes and processes to enable the manufacture of building blocks, starter materials, and targeting moieties. We intend to increase the number of customers utilizing our ECO Synthesis manufacturing platform by providing development and manufacturing services through our ECO Synthesis Innovation Lab.

•Monetizing non-core assets and leveraging channel partners with strong commercial reach to drive penetration of other developed, non-core enzymes. Consistent with our strategy to focus on programs that we believe have the strongest probability of creating significant value in the near-term and beyond, we have monetized non-core assets and are leveraging channel partners with stronger commercial reach to drive penetration of other developed, non-core enzymes. Examples of this strategy include monetizing CDX-7108 through the purchase agreement with Nestlé and the exclusive licensing agreement with Aldevron for our Codex HiCap RNA Polymerase, both of which were announced in December 2023, as well as the exclusive licensing agreement with Roche in February 2024 for the newly engineered DNA ligase, the non-exclusive license with Alphazyme in September 2024 for a portfolio of our life sciences enzymes, and the purchase agreement for transposase with seqWell executed in January 2025.
•Advancement of our CodeEvolver platform to maintain leadership in enzyme engineering. We leverage our proprietary CodeEvolver directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes for the manufacturing of complex therapeutics. We intend to maintain technology leadership in enzyme engineering through continued investments in data science, computational biology, and laboratory operational efficiency to maintain our primary source of competitive advantage.
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
As of December 31, 2024, we owned or controlled approximately 1,760 active issued patents and pending patent applications in the United States and in various foreign jurisdictions, many of which are directed to our enabling technologies and specific methods and products that support our business in the pharmaceutical and oligonucleotide synthesis markets. This portfolio also includes patents and pending patent applications in the biotherapeutics, molecular diagnostics, and other markets. As of December 31, 2024, our patents and pending patent applications, if issued, have terms that expire between 2025 and approximately 2045. Our United States (“U.S.”) patents and pending patent applications directed to the CodeEvolver technology platform developed internally by us have terms that expire between 2029 and approximately 2034. It is possible that some U.S. patents and patent applications (if issued) may be entitled to patent term extensions and/or patent term adjustments, which would extend the protection beyond these expiration dates. It is also possible that some patents and patent applications (if issued) in other jurisdictions will be entitled to additional patent terms. Our current intellectual property rights also include patents, trademarks, copyrights, software and certain assumed contracts that we acquired from Maxygen, Inc. (“Maxygen”) in October 2010, which are associated with directed evolution technology, known as the MolecularBreeding technology platform developed by Maxygen. The intellectual property rights and other related assets that we acquired from Maxygen continue to be subject to existing exclusive and non-exclusive license rights granted by Maxygen to third parties. We continue to file new patent applications in our business areas of interest, for which terms generally extend 20 years from the non-provisional filing date in the United States.
As of December 31, 2024, we owned approximately 70 trademark registrations in the United States and foreign jurisdictions, as well as various common law trademarks. These include, but are not limited to: Codexis, Codex, CodeEvolver, MOSAIC, SAGE, MicroCYP, MCYP, ProSAR, Unlock the Power of Proteins, the Codexis Protein Engineering Experts logo, Strategist, Continuity, Ameli, Forager, Analogene, Harvester, Atoms, Riptide, APS and a Codexis design mark (i.e., the stylized Codexis logo), as well as pending registration applications for ECO Synthesis and ecoRNA.
COMPETITION
We face differing forms of competition in pharmaceutical biocatalysis and RNAi therapeutics manufacturing, as set forth below.

Pharma Biocatalysis
We market our enzyme biocatalyst products and services to manufacturers of small molecule pharmaceutical intermediates and APIs. Our primary competitors in that market are companies marketing either conventional, non-enzymatic catalysts or alternative biocatalyst products and services, or from full-service CDMOs offering conventional chemistry and biocatalytic approaches to the production of APIs. We also face competition from existing in-house technologies (both biocatalysis and conventional chemistries) within our client and potential client companies. The principal methods of competition and competitive differentiation in this market are price, product quality and biocatalyst performance, including manufacturing yield, safety and environmental benefits and speed of product delivery. Pharmaceutical manufacturers that use biocatalytic processes can face competition from manufacturers that use more conventional processes and/or manufacturers that are based in regions (such as India and China) with lower operating, regulatory, safety and environmental costs.
We also compete with companies developing and marketing conventional catalysts including, for example, Solvias AG, BASF, Johnson-Matthey and Takasago International Corporation.
The market for supplying enzymes for use in pharma biocatalysis is fragmented. There is competition from large industrial enzyme companies, as well as subsidiaries of larger contract research/contract manufacturing organizations, such as DSM Firmenich, Cambrex Corporation, Lonza, WuXi STA and Almac Group Ltd. Some fermentation pathway design companies, such as Ginkgo Bioworks, whose traditional focus has been to design microorganisms that express small molecule chemicals, could extend into designing organisms that express enzymes. There is also competition in the enzyme customization and optimization area from several smaller companies, such as BRAIN AG, evoxx technologies GmbH, c-LEcta GmbH, Enzymicals AG, and Enzymaster.
The market for the manufacture and supply of APIs and intermediates is large, with many established companies. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, GSK, Novartis, Pfizer, Bristol-Myers Squibb Company (“Bristol-Myers”), Kyorin, Urovant, and Teva Pharmaceutical Industries Limited (“Teva”), which have significant internal research and development efforts directed at developing processes to manufacture APIs and intermediates for use in their drug product manufacturing. There is also a large network of CDMOs servicing the innovator companies with supply of APIs and/or intermediates. These C(D)MOs include Cambrex Corporation, Asymchem, WuXi STA and Almac Group Ltd, among many others. The processes used by these companies (both C(D)MOs and innovators) include classical organic chemistry reactions, chemo-catalytic reactions, biocatalytic reactions or combinations thereof. Our biocatalyst-based manufacturing processes must compete effectively on cost and efficiency with these internally developed routes.
We believe that our principal advantage is our ability to rapidly deliver customized enzymes for existing and new intermediates and APIs in the pharma biocatalysis market. This capability has allowed us to create a breadth of enzymes with improved performance characteristics including, for example, better activity, stability, and activity on a range of substrates, compared to traditional chemistry-based manufacturing processes and naturally occurring (and thus not optimized) biocatalysts. We believe that our CodeEvolver technology platform can provide substantially superior results, in shorter time frames, than companies offering competing enzyme development services.
ECO Synthesis Manufacturing Platform for RNAi Therapeutics
We market our ECO Synthesis manufacturing platform and contract development services through our ECO Synthesis Innovation Lab to drug sponsors developing RNAi therapeutics. SPOS using phosphoramidite chemistry is the current and long-established industry standard for the manufacture of RNAi therapeutics, examples including antisense oligonucleotides, siRNA, RNA aptamers, and guide RNA. CDMOs in this space, such as Agilent Technologies, have made significant capital investment to expand their RNA manufacturing capabilities using phosphoramidite chemistry. In addition, CDMOs and large pharmaceutical companies are seeking to make incremental improvements to phosphoramidite chemistry, including the development of ligation-based approaches, liquid-phase synthesis, and solvent recycling technologies. However, many drug developers and CDMOs are already exploring the use of enzymatic technology, including our dsRNA ligase, in their manufacturing processes due to the potential benefits around increased yield, purity, and efficiency. Additionally, there are opportunities for us to collaborate with CDMO partners to enable the manufacture of siRNA material at a greater scale than is currently possible within Codexis facilities. In 2025, we anticipate signing and announcing a CDMO scale-up partnership to provide a path to enzymatically synthesized GMP-grade siRNA material to drug developer customers in the near term.
There are also multiple early-stage competitors who are pursuing fully enzymatic approaches to the manufacture of RNA, including EnPlusOne Biosciences, a private startup company, and a UK-based consortium led by the Centre for Process Innovation (“CPI”) and consisting of multiple academic and research organizations, including The University of Manchester and large pharmaceutical companies, including AstraZeneca plc and Novartis.
Core Technology

We are a leader in the field of enzyme engineering to create novel enzymes, and our work across pharma biocatalysis and the ECO Synthesis manufacturing platform relies on our core technology. We are aware that other companies, organizations and persons have developed technologies that appear to have some similarities to our patented proprietary technologies. For example, we are aware that other companies, including Ginkgo Bioworks, BRAIN, and Enzymicals AG, have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Some companies, including Biomatter Designs, Arzeda, and Enzymaster, leverage predictive computational algorithms to guide enzyme engineering efforts. In addition, academic institutions such as the California Institute of Technology, University of Washington, University of Manchester, and the Austrian Centre of Industrial Biotechnology are also working in this field. This field is highly competitive with companies and academic and research institutions actively seeking to develop technologies that could be competitive with our technologies.
Technological developments by others may result in our products and technologies, as well as products manufactured by our customers using our biocatalysts, becoming obsolete. We monitor publications and patents that relate to directed molecular evolution, as well as computational design and modeling tools, to be aware of developments in the field and evaluate appropriate courses of action in relation to these developments.
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
CUSTOMERS
We rely on certain key customers for a significant portion of our total revenues and our accounts receivable balances. For the year ended December 31, 2024, four customers accounted for approximately 18%, 13%, 10%, and 10% of our total revenues. As of December 31, 2024, four customers accounted for approximately 18%, 16%, 12%, and 10% of our accounts receivable balances. For more information, see Note 15, “Segment, Geographical and Other Revenue Information” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
OPERATIONS
Our corporate headquarters are located in Redwood City, California and provide general administrative support to our business and are the center of our research, development and business operations. We have limited internal manufacturing capacity at our headquarters in Redwood City. For our pharma biocatalysis business, we expect to rely on third-party manufacturers for commercial production of our biocatalysts for the foreseeable future. Our in-house manufacturing is dedicated to producing both Codex biocatalyst panels and kits and enzymes for use by our customers in pilot scale and clinical production. We also supply initial commercial quantities of biocatalysts for use by our collaborators to produce pharmaceutical intermediates and manufacture biocatalysts that we sell. For the ECO Synthesis manufacturing platform, our ECO Synthesis Innovation Lab is located within our corporate headquarters and is designed to supply GLP-grade material in sufficient quantities to support customers’ preclinical development. We expect to partner with one or more CDMOs for bulk GMP-grade siRNA production to supply customers’ clinical trials and beyond in the near-term.
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
Our research and development operations include efforts directed towards engineering biocatalysts, bioprocess development, cellular engineering, biocatalyst screening, metabolites, strain improvement, fermentation development and process engineering. We conduct enzyme evolution, enzyme production development, microbial bioprocess development, cellular engineering, microbial evolution and process engineering evaluations and design primarily at our headquarters in Redwood City, California. Manufacturing of our enzymes is conducted primarily in four locations: at our in-house facility in Redwood City, California and at third-party contract manufacturing organizations (“CMOs”): Lactosan GmbH & Co. KG (“Lactosan”) in Kapfenberg, Austria, ACS Dobfar S.p.A. (“ACSD”) (formerly known as DPhar S.p.A.) in Anagni, Italy, and Sekisui Diagnostics (UK) Ltd. (“Sekisui”) in Maidstone, United Kingdom. Generally, we perform smaller scale manufacturing in-house and outsource larger scale manufacturing, representing a large percentage of our production of novel enzymes, to CMOs.

GOVERNMENT REGULATION
Our enzymes are used by pharmaceutical and biopharmaceutical companies in the manufacture of their drug or biologic product candidates and finished products. In the United States, the manufacture, distribution, marketing, and sale of drug products and the provision of certain services for development-stage pharmaceutical and biotechnology products are subject to extensive ongoing regulation by the United States Food and Drug Administration (“FDA”), the United States Department of Health and Human Services (“HHS”), the Centers for Medicare and Medicaid Services (“CMS”), state boards of pharmacy, state health departments, various accrediting bodies, and similar regulatory authorities in other countries, including laws and regulations governing bribery, fraud, kickbacks, and false claims. The costs associated with complying with the various applicable federal, state, local, national, and international laws and regulations could be significant, and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. The FDA extensively regulates, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drug and biologic products under the Federal Food, Drug and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our third-party contractors, collaborators, and customers will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which they wish to conduct studies or seek approval or licensure of their product candidates, which may include regulatory inspections for compliance with current good manufacturing practices (“cGMP”). The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. This regulatory scrutiny results in our customers imposing rigorous quality and other requirements on us as their supplier through supplier qualification processes and customer contracts and specifications.
The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice regulations;
•submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before clinical trials in the United States may begin;
•performance of adequate and well-controlled human clinical trials to establish the safety and potency of the product candidate for each proposed indication, conducted in accordance with the FDA’s good clinical practice (“GCP”) regulations;
•preparation and submission to the FDA of a new drug application (“NDA”) or biologics license application (“BLA”) after completion of all pivotal clinical trials;
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
HUMAN CAPITAL RESOURCES
As of December 31, 2024, we had 188 full-time employees and part-time employees worldwide. Of these employees, 47 were engaged in research and development, 47 were engaged in operations and quality control and 94 were engaged in selling, general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Supported by our annual employee survey, we believe our relationship with our employees to be generally good. Our scientists, bioinformatics experts and other professionals work collaboratively as interdisciplinary teams to unlock and advance technological innovation.

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
Diversity, equity and inclusion
We are renewing our commitment to increase diversity and foster an inclusive work environment that supports our global workforce and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to not only comply with all laws applicable to discrimination in the workplace, but to promote a safe and equitable environment for all employees. Our diversity, equity and inclusion principles are also reflected in our employee training and policies. Our diversity, equity and inclusion policies are reviewed regularly and guided by our executive leadership team.
Health and safety
We are committed to maintaining a safe and healthy workplace for our employees. Our policies and practices are intended to protect our employees and the surrounding communities in which we operate.
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
“Codexis,” the Codexis logo, ECO Synthesis, and other trademarks or service marks of Codexis, Inc., appearing in this Annual Report on Form 10-K are the property of Codexis, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or ™ symbols.

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
•Therapeutics development prorams are highly regulated and expensive, and our enzyme products are complex and subject to quality control requirements. The ability of our customers, future customers or collaborators, including any company developing RNAi and other RNA-based therapeutics, to advance product candidates utilizing our products to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
•We believe that our products are exempt from Food, Drug, and Cosmetic Act (“FDCA”) requirements, but FDA or other regulators may disagree and find that our products are subject to such requirements.
•We are dependent on a limited number of customers.
•Some of our product supply agreements with customers have finite duration and may not be extended or renewed.
•The demand for our product depends in part on our customers' research and development and the clinical and market success of their products.
•If we are unable to develop and commercialize new products for our target markets, our business and prospects will be harmed.
•A reduction or delay in government funding of research and development for our customers may adversely affect our business.
•With respect to customers purchasing our products for the manufacture of API for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition or results of operations.
•The services and offerings we provide are highly complex, and if we encounter problems providing the services or support required, our business could suffer.
•Any productivity issues or higher-than-expected costs at our facilities could result in material and adverse impacts on our financial condition and results of operations.
•We are dependent on a limited number of third-party contract manufacturers for large scale production of substantially all of our enzymes.
•We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products.
•We have invested significant resources to enable enzymatic nucleic acid synthesis, which is based on novel ideas and technologies that are largely unproven.
•As a result of our strategic shift and our refined focus on the revenue-generating pharma biocatalysis business and the ECO Synthesis platform, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
•Given our change in strategic direction, we may receive limited revenue or no future value from certain of our existing license agreements.

•The timing of customer orders and related product revenue recognition is unpredictable and may cause our operating results to vary significantly from quarter to quarter, which could adversely affect our stock price.
•We use hazardous materials in our business, and we must comply with environmental laws and regulations.
•We may need additional capital in the future in order to expand our business.
•We may not be able to comply with the terms of our five-year term loan and security agreement (our “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), an affiliate of Innovatus Capital Partners, LLC.
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
•Business interruptions resulting from political events, disasters or other disturbances could delay us in the process of developing our products and could disrupt our sales.
Risks Related to Our Business and Strategy
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $65.3 million, $76.2 million, and $33.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $562.8 million. If we are unable to continue to successfully develop and commercialize products in our pharma biocatalysis business, increase sales of existing products and services, develop and commercialize our ECO Synthesis manufacturing platform, and or develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GSK, Merck, Novartis, Nestlé, Aldevron, Roche, Crosswalk and Alphazyme provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Therapeutics development programs are highly regulated and expensive, and our enzyme products are complex and subject to quality control requirements. The ability of our customers, future customers or collaborators, including any company developing RNAi and other RNA-based therapeutics, to advance product candidates utilizing our products to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
Although we are no longer developing our own portfolio of biotherapeutics product candidates, we continue to develop enzyme products, including our ECO Synthesis manufacturing platform, that may be used by our customers, future customers or collaborators in connection with their biotherapeutic product candidates. The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results.
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
•performance of adequate and well-controlled human clinical studies in accordance with GCP requirements to establish the safety, purity and potency (or efficacy) of the product candidate for each proposed indication;
•preparation of and submission to the FDA of an NDA or BLA after completion of all clinical studies;
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

We believe that our products are exempt from FDCA requirements, but FDA or other regulators may disagree and find that our products are subject to such requirements.
We believe our enzyme products are exempt from compliance with the FDCA and the implementing GMP regulations of the FDA, as our products are further processed and incorporated into final drug or biologic products by our customers and we do not make claims related to their safety or effectiveness. Our products are currently manufactured following the voluntary quality standards of ISO 9001:2015, and we anticipate signing and announcing a partnership with a CDMO to provide enzymatically synthesized, GMP-grade siRNA to customers in the near term. Our planned collaboration with a CDMO may not come to fruition and, even if it does, may not scale up as anticipated. Even if the scale up plans succeed, we or the CDMO may incur delays in production or have insufficient product for consumers. And, in the event we, or our suppliers, produce products that fail to comply with voluntary quality standards or GMP standards imposed by customers, we may incur delays in fulfilling orders, write-downs or other losses, damages resulting from product liability claims and harm to our reputation.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the years ended December 31, 2024 and 2023, customers that each individually contributed 10% or more of our total revenue accounted for 51% and 35% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could, materially adversely affect our revenues, financial condition and results of operations.
Some of our product supply agreements with customers, if in place, have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. Additionally, some customers order our products on a quote and purchase order basis under standard terms and conditions, with no guarantee of future orders. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the year ended December 31, 2024, we derived a majority of our product revenue from these product supply agreements.
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
We plan to launch new products for the pharmaceutical, biotherapeutics, diagnostics and other life science tools markets such as our ECO Synthesis manufacturing platform. These efforts are subject to numerous risks, including the following:
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
A reduction or delay in government funding of research and development for our customers may adversely affect our business.
A portion of our revenue is derived from customers whose funding is partially dependent on both the level and timing of funding from government sources, which funding can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenue may be adversely affected if our customers delay or limit purchases as a result of uncertainties surrounding the approval of government budget proposals, including reduced allocations to government agencies that fund research and development activities. If government proposals to reduce or eliminate budgetary deficits result in reduced allocations to government agencies that fund research and development activities, or results of operations may be materially adversely affected.
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
The services and offerings we provide are highly complex, and if we encounter problems providing the services or support required, our business could suffer.
The offerings we provide are highly complex, due in part to strict regulatory requirements and the inherent nature of services we provide, including exacting manufacturing processes. A failure of our quality control systems in our facilities could cause problems in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. In addition, any failure to meet required quality standards may result in our failure to timely deliver products to our customers which, in turn, could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substances, damage to and possibly termination of customer relationships, time and expense spent investigating and remediating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. In addition, such issues could subject us to litigation, the cost of which could be significant. These risks will be intensified in connection with the build-out of our Innovation Lab, through which we expect to continue scaling specific manufacturing processes of our customers’ specific therapeutic assets and, eventually, expect to manufacture GLP-grade RNAi therapeutic material in sufficient quantities to support customers’ preclinical development.
Any productivity issues or higher-than-expected costs at our facilities could result in material and adverse impacts on our financial condition and results of operations.
As we continue to scale up our manufacturing processes in connection with the completed build-out of our Innovation Lab and our anticipated partnership with a CDMO to provide enzymatically synthesized, GMP-grade siRNA to customers, we may face manufacturing capacity constraints or higher-than-expected costs at our facilities, including our Innovation Lab. There can be no assurance that revenue lost due to productivity issues or capacity constraints will be recovered on expected timeframes or at all. If we are unsuccessful in remedying any productivity issues at our facilities or those of our CDMO, if we are unable to recover revenue from unproduced batches when expected or at all, or if costs at our facilities are higher than expected, we may experience material and adverse impacts on our financial condition and results of operations.
We are dependent on a limited number of third-party contract manufacturers for large scale production of substantially all of our enzymes. We are working to qualify new contract manufacturers to produce certain of our enzymes, however those efforts may not be successful and therefore we may experience limitations on our ability to supply our enzymes to customers.
Manufacturing of our enzymes is conducted primarily in four locations: our in-house facility in Redwood City, California, and at three third-party CMOs: Lactosan in Kapfenberg, Austria, ACSD in Anagni, Italy, and Sekisui in Maidstone, United Kingdom. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and life sciences businesses.
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
Our ability to maintain and manage collaborations in our markets is fundamental to the success of our business. We currently have license agreements, research and development agreements, supply agreements and/or distribution agreements with various collaborators. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to our partnered products or collaborative efforts. Any of our collaborators may fail to perform its obligations. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, our collaborators may not develop products arising out of our collaborative arrangements or devote sufficient resources to the development, manufacture, marketing or sale of these products. If any of these events occur, especially if they occur in our collaborations with GSK, Merck or Novartis, or if we fail to maintain our agreements with our collaborators, we may not be able to commercialize our existing and potential products or grow our business or generate sufficient revenues to support our operations, we may not receive contemplated milestone payments and royalties under the collaboration, and we may be involved in litigation. Our collaboration opportunities could be harmed and our financial condition and results of operations could be negatively affected if:
•we or our collaborators do not achieve our research and development objectives under our collaboration agreements in a timely manner, or at all;
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

Our ECO Synthesis manufacturing platform is designed to enable the commercial-scale manufacture of RNAi and other RNA-based therapeutics through an enzymatic route. While we believe enzymatic nucleic acid synthesis will offer certain improvements over phosphoramidite chemistry, including with respect to required infrastructure investments, batch size limitations and waste disposal challenges, the enzymatic route is novel and has not yet been commercialized. As such, we may be faced with unforeseen results, delays and setbacks, in addition to the other foreseeable risks and uncertainties associated with the ongoing development of the ECO Synthesis manufacturing platform and other products.

Other challenges with a new technology such as our ECO Synthesis manufacturing platform include having an unknown and unproven development and regulatory path, uncertainly around the value that we can realize from the technology, uncertainty around the timeline for adoption of the technology by customers, and uncertainly around our ability to secure supply of necessary materials or to manufacture at GMP at scale and partner with customers on manufacturing and utilizing the technology. We may also be unable to achieve the expected benefits of the ECO Synthesis manufacturing platform in a timely manner, or at all.

There can be no assurance that these events we may experience in the future related to enzymatic synthesis will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any delay or difficulties in developing and commercializing our ECO Synthesis manufacturing platform or any of our other current or future products could adversely affect our business and operations.
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
We are aware that other companies, including Ginkgo Bioworks, BRAIN, and Enzymicals AG, have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Some companies, including Biomatter Designs, Arzeda, and Enzymaster, leverage predictive computational algorithms to guide enzyme engineering efforts. In addition, academic institutions such as the California Institute of Technology, University of Washington, University of Manchester, and the Austrian Centre of Industrial Biotechnology are also working in this field. Technological development by others may result in our technology, products and services, as well as products developed by our customers using our biocatalysts, becoming obsolete.
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

The market for supplying enzymes for use in pharma biocatalysis is fragmented. There is competition from large industrial enzyme companies, such as Novozymes and DuPont, as well as subsidiaries of larger contract research/contract manufacturing organizations, such as DSM, Cambrex Corporation, Lonza, WuXi STA and Almac Group Ltd. Some fermentation pathway design companies, like Ginkgo Bioworks (who recently acquired Zymergen), whose traditional focus has been to design microorganisms that express small molecule chemicals, could extend into designing organisms that express enzymes. There is also competition in the enzyme customization and optimization area from several smaller companies, such as BRAIN AG, Arzeda Corp., c-LEcta GmbH and Evocatal GmbH.
We face competitive challenges related to our ECO Synthesis manufacturing platform. The current industry standard for manufacturing RNAi therapeutics is a well-established, chemical-based method, SPOS, utilizing phosphoramidite chemistry. Primary competitors in this space include CDMOs, such as Agilent Technologies, which has made significant capital investment to expand their RNA manufacturing capabilities using phosphoramidite chemistry. In addition, CDMOs and large pharmaceutical companies are seeking to make incremental improvements to phosphoramidite chemistry, including the development of ligation-based approaches, liquid-phase synthesis, and solvent recycling. There are also multiple early-stage competitors who are pursuing fully enzymatic approaches to the manufacture of RNA, including EnPlusOne Biosciences, a private startup company, and a UK-based consortium led by CPI and consisting of multiple academic and research organizations, including The University of Manchester and large pharmaceutical companies, including AstraZeneca plc and Novartis.
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
We have investments in illiquid or non-marketable equity securities acquired in private transactions. As of December 31, 2024, 1.9% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.

Ethical, legal and social concerns about genetically engineered products and processes could limit or prevent the use of our technology, products and processes and limit our revenues.
Some of our technology, products and services, such as our ECO Synthesis manufacturing platform, are genetically engineered or involve the use of genetically engineered products or genetic engineering technologies. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our technology, products and services may not be accepted. Any of the risks discussed below could result in increased expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions. Our ability to develop and commercialize one or more of our technologies, products, or processes could be limited by the following factors:
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
As a result of our strategic shift and our refined focus on certain programs and business lines, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we have recently focused our efforts on developing certain programs and business lines. As a result, we may forego or delay pursuit of business opportunities that later prove to have greater commercial potential. Further our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs, such as ECO Synthesis manufacturing platform that is in development, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular program or business line, our business and results of operations could be harmed.
Given our change in strategic direction, we may receive limited revenue or no future value from certain of our existing license agreements.
While we have historically invested significant time and financial resources in the development of biotherapeutics assets, we have terminated investment in our biotherapeutics business and in other programs. As a result, we are renegotiating some of these, along with other license agreements for product candidates in our biotherapeutics, food and feed, and non-core life science assets. For example, we entered into the Acquisition Agreement with Nestlé under which they acquired rights to our co-developed lipase enzyme CDX-7108 and we received an upfront payment and the right to downstream milestones and royalties, terminating our prior SCA and development agreement with Nestlé. While we are working to amend or terminate some of our agreements and enter into new agreements in such a way that we may be able to receive future revenue or other benefits, we may be unsuccessful in doing so. As a result, it remains uncertain as to whether we will receive any value or benefit from these license agreements going forward. Further, renegotiating these agreements may be costly and could divert management attention, which could have an adverse impact on our business and results of operations.

The timing of our customer orders and related product revenue recognition is unpredictable and may cause our operating results to vary significantly from quarter to quarter, which could adversely affect our stock price.
A majority of our product revenue is derived from purchase orders or supply agreements and is recognized either at a point in time when the control of the product has been transferred to the customer or over time as the product is manufactured. The occurrence and timing of any transfer of control of product sold to our customers can be difficult to predict, and the recognition of revenue can vary widely depending on timing of product deliveries and satisfaction of other obligations. Product orders during any given period may be concentrated in relatively few contracts, intensifying the amplitude and irregularity of our revenue streams from quarter to quarter. In addition, the timing of contract or order commencements and completions may exacerbate the uneven pattern. Moreover, our revenue or operating expenses in one period may be disproportionately higher or lower relative to the others due to, among other factors, revenue fluctuations or increases in expenses as we invest in key technology development projects and improvements, develop and commercialize new and existing products and expand our business development and collaboration with new customers. If such fluctuations occur or if our operating results deviate from our expectations or the expectations of investors or securities analysts, our stock price could be adversely affected.
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
We are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. As part of these evaluations, material weaknesses in our internal controls over financial reporting may be identified. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we were able to remediate previously identified material weaknesses in our internal controls over financial reporting, there can be no guarantee we will not identify similar or other material weaknesses in the future and if such material weaknesses are identified, there can be no guarantee we would be able to remediate such material weaknesses. Any material weaknesses in our internal controls may adversely affect our ability to record, process, summarize and accurately report timely financial information and, as a result, our consolidated financial statements may contain material misstatements or omissions.
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
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our performance enzyme business, our spending to develop and commercialize new and existing enzyme products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including the ongoing commercialization of our ECO Synthesis manufacturing platform, scaling the ECO Synthesis manufacturing platform to GMP capability, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any enzyme products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies.

In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as funding the ongoing commercialization of our ECO Synthesis manufacturing platform and a GMP manufacturing facility, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, including pursuant to our Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under our Loan Agreement with Innovatus, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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

The Loan Agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Loan Agreement and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds then available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our obligations under the Loan Agreement could result in Innovatus foreclosing on all or a portion of our assets, which could force us to curtail or cease our operations.
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
In the United States, there have been, and we expect there will continue to be, a number of legislative, regulatory, and administrative initiatives to contain healthcare costs. Some of these initiatives, such as ongoing healthcare reform, including with respect to reforming drug pricing, adverse changes in governmental or private funding of healthcare products and services, legislation or regulations governing patient access to care, and the delivery, coverage, pricing, and reimbursement of pharmaceuticals and healthcare services may cause our customers to change the amount of our offerings that they purchase from us or the price they are willing to pay us for these offerings. The timing of legislative, regulatory or executive action related to future healthcare reforms, if any, remains uncertain, results of the 2024 U.S. Presidential and Congressional elections, and potential subsequent developments, increase the uncertainty related to healthcare regulatory environment. If cost-containment efforts or other healthcare reform measures limit our customers’ profitability, they may decrease research and development spending, which could decrease the demand for our products and services and materially adversely affect our growth prospects. Any of these factors could harm our customers’ businesses, which, in turn, could materially adversely affect our business, financial condition, results of operations, cash flows, and prospects.
We cannot predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislative, administrative, or other action. Any substantial revision of applicable healthcare legislation or regulation could have a material adverse effect on the demand for our customers’ products, which in turn could have a negative impact on our results of operations, financial condition, or business. Changes in the healthcare industry’s pricing, selling, inventory, distribution, or supply policies or practices, or in public or government sentiment for the industry as a whole, could also significantly reduce our revenue and results of operations.

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
The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.
In June 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, the FDA, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.
In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending and staffing may be significantly impacted by election cycles. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, the FDA and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations, which may lead to slower response times and longer review periods, potentially affecting the ability of our customers, future customers or collaborators to obtain regulatory approval for their product candidates utilizing our enzyme products. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of December 31, 2024, we owned or controlled approximately 1,760 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of December 31, 2024, our patents and patent applications, if issued, have terms that expire between 2024 and approximately 2045. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of the Company. Among other things, our amended and restated certificate of incorporation and bylaws provide for a board of directors which is divided into three classes, with staggered three-year terms and provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our Board of Directors (our “Board”), the chairman of our Board, our chief executive officer or president may call a special meeting of the stockholders. In addition, our amended and restated certificate of incorporation allows our Board, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advanced notice requirements for nominations for election to our Board and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if an offer to acquire our company may be considered beneficial by some stockholders.
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

•some of our product supply agreements with customers have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products;
•the timing of customer orders and our related revenue recognition may vary significantly from quarter to quarter;
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
•our ability to successfully and timely develop and commercialize new products, including our ECO Synthesis manufacturing platform, for the markets we serve;
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

•the imposition or increase of tariffs and other trade barriers, including as a result of the recent U.S. presidential election;
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
In addition, if the market and economic conditions described above continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. Additionally, rising rates of inflation have increased the costs associated with conducting our business, including by causing substantial increases in the costs of materials, including raw materials and consumables, equipment, services, and labor. Moreover, given the unpredictable nature of the current economic climate, including future changes in rates of inflation and the potential for high tariffs or other trade barriers, it may be increasingly difficult for us to predict and control our future expenses, which may harm our ability to conduct our business.

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
We are dependent on information technology systems, infrastructure and data, and any failure of these systems could harm our business. Security breaches, loss of data and other disruptions, whether related to artificial intelligence or other means, could compromise sensitive information related to our business or individuals, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.
Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property or data through security breach. If our information technology systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Our information technology systems and those of our external vendors, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The prevalence of artificial intelligences (“AI”) tools in the global marketplace and rapid changes thereto raise the risk to our systems by making more sophisticated tools available to bad actors, and by making our data more vulnerable to inadvertent leaks or corruption by employees and others. Any such issues could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results. The accessibility of AI intensifies these risks.
Our business may require us to use and store personal information of our customers, employees, and business partners. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. However, these security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” emails and phone calls attempting to induce them to divulge passwords and other sensitive information. The accessibility of AI intensifies these risks.

In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to employees and other individuals, our confidential or proprietary information or confidential information we hold on behalf of third parties. We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. Our remediation efforts may not be successful. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the remote work policies we initiated in response to the COVID-19 pandemic, and our continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The accessibility of AI intensifies these risks. We have programs in place to detect, contain and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur. Even if identified, we may be unable to adequately and timely investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.
We and certain of our external vendors are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur, it could result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, vendors, strategic partners, other contractors, consultants or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, which may not be covered by insurance or may be in excess of our insurance coverage. Additionally, we could become the subject of regulatory action or investigation, litigation, including class actions, or other claims and our competitive position could be harmed and the further development of our products could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business and could materially and adversely affect our business, results of operations and financial condition.
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

In the United States, Health Insurance Portability and Accountability Act (“HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of certain individually identifiable health information. Certain states have also adopted and continue to adopt new privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches (which has increased the likelihood of, and risks associated with, data breach litigation). Further, the California Privacy Rights Act (“CPRA”) significantly amended the CCPA, which went into effect in January 2023. It imposes additional data privacy obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It also created a new California privacy protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required as these laws continue to evolve. Similar laws regulating personal information generally or health information in particular have passed in more than a dozen states and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The same is true for emerging laws and regulations related to AI. These developments increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
In the European Union (“EU”), the EU General Data Protection Regulation (“EU GDPR”) governs the processing of personal data. The United Kingdom (“UK”) has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (the “UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR imposes requirements for controllers, including (among others) specific requirements for obtaining valid consent where consent is the legal basis for processing, requirements around accountability and transparency, the obligation to consider data protection when any new products or services are developed, the obligation to comply with individuals’ data protection rights, and the obligation to notify relevant data supervisory authorities of notifiable personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach (and affected data subjects where the personal data breach is likely to result in a high risk to their rights and freedoms). The EU GDPR provides that EU member states may enact their own additional national laws and regulations regarding the processing of genetic, biometric or health data, which could affect our ability to use and share personal data or could cause our costs to increase and potentially harm our business and financial condition. Failure to comply with the requirements of the GDPR can result in (among other things) fines of up to the greater of €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or 4% of an organization’s total worldwide annual turnover of the preceding financial year and other administrative penalties. To the extent that we are subject to the GDPR, compliance with the GDPR may require substantial amendments to our procedures and policies and these changes could adversely impact our business by increasing operational and compliance costs or impact business practices. Further, there is a risk that the amended policies and procedures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of personal data, potentially resulting in us facing harms similar to those described above.

Among other requirements, the EU GDPR prohibits the international transfer of personal data subject to the EU GDPR from the European Economic Area (“EEA”) to third countries that the European Commission does not recognize as having an ‘adequate’ level of data protection, unless a data transfer mechanism (such as, EU Standard Contractual Clauses or “EU SCCs”) has been put in place or a derogation under the EU GDPR can be relied on. In certain cases, companies must also carry out a transfer privacy impact assessment (“TIA”) which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the EU SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. In July 2023, the European Commission adopted its Final Implementing Decision granting the United States adequacy (“Adequacy Decision”) for EU-U.S. transfers of personal data for entities self-certified to the Atlantic Data Privacy Framework (“DPF”). Entities relying on EU SCCs for transfers to the United States are also able to rely on the analysis in the Adequacy Decisions as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the United States. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office has also published its own version of the TIA, although entities may choose to adopt either the EU or UK-style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data. Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to the DPF.
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
Investors, stockholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or that are perceived to have not responded appropriately, may suffer from reputational damage, which could result in the business, financial condition and/or stock price of a company being materially and adversely affected. For example, certain customers have inquired about our ESG practices and may impose ESG guidelines, procurement policies, sustainability standards, mandates or reporting requirements for, and may scrutinize relationships more closely with, their suppliers, including us, which may lengthen sales cycles, increase our costs or impair our ability to attract and retain customers. Further, this increased focus on ESG issues may result in new regulations, international accords and/or third-party requirements that could adversely impact our business, or lead to certain stockholders reducing or eliminating their holdings of our stock. For example, California has passed new laws regarding environmental disclosures that may directly impact us in the future. If we are held to be out of compliance with such laws or other similar laws, we could face penalties and/or reputational harm. We may also be subject to new rules and laws that reflect competing trends in the ESG space, leading to difficulties in compliance. At the same time, certain governmental representatives and other stakeholders have increasingly expressed or pursued opposing views, legislation and investment expectations around sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. An allegation or perception that we have not taken sufficient action or have taken the wrong actions in these areas could negatively harm our business and reputation.

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
Areas of cybersecurity risk are assessed bi-annually, and updates are reported by our Chief Financial Officer to the Board’s Audit Committee and senior management annually. Where our bi-annual cybersecurity risk assessment identifies areas for improvement, we document and track our remediation activities, which are also reported to the Audit Committee and senior management annually. In this way, our program to manage cybersecurity risk integrates with our overall risk management processes.
With respect to third parties who provide services affecting critical business management systems, we collect and maintain SOC2 or SOC1 type II reports (attestation of controls at a service organization over a minimum six-month period). For other third-party service providers, cybersecurity risk is addressed as appropriate.
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
Areas of cybersecurity risk are assessed bi-annually, and updates are reported by the Chief Financial Officer to the Audit Committee and senior management annually. Where our bi-annual cybersecurity risk assessment identifies areas for improvement, we document and track our remediation activities, which are also reported to the Audit Committee and senior management annually.

Senior management has appointed a Cybersecurity Council that is responsible for identifying, escalating, and facilitating the assessment and determination of the materiality of cybersecurity incidents and threats. The Cybersecurity Council is made up of representatives of IT, Legal and Finance, as well as ad hoc additional members depending on the circumstances of the incident or threat. The members of the Cybersecurity Council do not have specific expertise in cybersecurity risk other than the Vice President of Information Technology (“VP IT”) who has more than 20 years of experience, and engages with trusted third-party experts for support and guidance when additional expertise is required. In December 2024, the VP IT exited the company, and IT expert advice to the Cybersecurity Council is currently provided by an external cybersecurity specialist. This specialist has extensive experience managing cybersecurity functions in his prior external roles, where he was responsible for overseeing cybersecurity strategy and operations, including incident response, threat intelligence, security awareness training programs, risk assessments and remediation, and regulatory and compliance matters.
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
We entered into the initial lease with MetLife for our facilities in Redwood City in 2003 and the RWC lease has been amended multiple times since then to adjust the leased space and terms of the RWC Lease. In December 2024, we entered into a Ninth Amendment to the RWC Lease (the “Ninth Amendment”) with MetLife with respect to the Penobscot Space and the Chesapeake Space to extend the term of the RWC Lease for additional periods. Pursuant to the Ninth Amendment, the term of the lease for both the Penobscot Space and the Chesapeake Space has been extended through August 2032. We have one (1) option to extend the term of the lease for the Penobscot Space for five (5) years, and one (1) separate option to extend the term of the lease for the Chesapeake Space for five (5) years.
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
As of February 24, 2025, there were approximately 123 stockholders of record. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid cash dividends on our common stock, and we currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. In addition, unless waived, the terms of our five-year term loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”) prohibit us from paying any cash dividends or making other distributions. The payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference from the information that will be set forth in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2025 (the “2025 Proxy Statement”).
Stock Price Performance Graph
The following tabular information and graph compare our total common stock return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Total Return Index for the period December 31, 2019 through December 31, 2024. The figures represented below assume an investment of $100 in our common stock at the closing price on December 31, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Total Return Index on December 31, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the table and graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. The tabular information and graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

		December 31,
$100 investment in stock or index	Ticker	2019	2020	2021	2022	2023	2024
Codexis, Inc.	CDXS	$100.00	$136.52	$195.56	$29.14	$19.07	$29.83
Nasdaq Composite Total Return	XCMP	$100.00	$144.92	$177.06	$119.45	$172.78	$223.87
Nasdaq Biotechnology (Total Return) Index	XNBI	$100.00	$126.42	$126.45	$113.65	$118.87	$118.20

Comparison of Cumulative Total Return Among Codexis, Nasdaq Composite Index and Nasdaq Biotechnology Index

$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Codexis (CDXS)
Nasdaq Composite Total Return (XCMP)
Nasdaq Biotechnology (Total Return) Index (XNBI)

Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
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
Business Overview
We are a leading provider of enzymatic solutions for efficient and scalable therapeutics manufacturing, and we leverage our proprietary CodeEvolver directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. We focus on leveraging our technology and capacity to enhance the properties and performance of enzymes to drive pivotal improvements in manufacturing of complex therapeutics across two key focus areas: our foundational, revenue-generating pharma biocatalysis business and our Enzyme-Catalyzed Oligonucleotide (ECO) Synthesis (“ECO Synthesis”) manufacturing platform, which is comprised of enzymatic tools and processes, designed to enable large-scale manufacture of RNA interference (“RNAi”) therapeutics. In July 2023, we announced that we discontinued investment in certain development programs, primarily in our novel biotherapeutics business segment. As part of this strategic prioritization, during 2024, we completed the divestiture and monetization of certain biotherapeutics assets as well as certain non-core life science assets, including in genomics and next generation sequencing applications.
In our revenue-generating pharma biocatalysis business (formerly our pharmaceuticals manufacturing business), we utilize our CodeEvolver technology platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to improve the efficiency and productivity of their manufacturing processes for small molecule therapeutics. Our unique enzymes drive improvements such as higher yields, increased purity, reduced energy usage and waste generation, all of which lead to improved efficiency and reduced costs in small-molecule manufacturing.

We also use the CodeEvolver platform technology to develop enzymes for the synthesis of RNAi therapeutics through our ECO Synthesis manufacturing platform, where our enzymes are poised to deliver many of the same benefits we offer in pharma biocatalysis across purity, yield, and improved manufacturing efficiency. In November 2024, we presented data at the TIDES EU conference demonstrating the successful end-to-end enzymatic synthesis of an entire commercially approved siRNA therapeutic asset with the ECO Synthesis manufacturing platform. In addition to using full enzymatic sequential synthesis, adding one nucleotide at time to synthesize the two strands from beginning to end, we demonstrated synthesis of the same siRNA asset using three other routes utilizing enzymatic ligation with our double-stranded RNA (“dsRNA”) ligase, which can stitch together fragments of chemically and/or enzymatically synthesized RNA to form the full siRNA drug structure. For the three other routes, our data highlighted that full-length oligos of equal quality and yields were obtained whether the fragments were made with enzymes or by traditional phosphoramidite chemistry. At the end of 2024, we completed the build-out of our ECO Synthesis Innovation Lab, a facility that uses our ECO Synthesis manufacturing platform to synthesize gram-scale quantities of a customer’s desired siRNA construct suitable for pre-clinical testing. In 2025, we expect to manufacture good laboratory practice (“GLP”)-grade siRNA for customers in our Innovation Lab under development services contracts model, and we anticipate entering a partnership with a large-scale contract development and manufacturing organization (“CDMO”) to use our ECO Synthesis platform of enzymatic tools and processes to synthesize good manufacturing practices (“GMP”)-grade siRNA drug substance for our customers. We expect to expand our enzymatic tools and process offering as further enhance the ECO Synthesis manufacturing platform to address the overall market needs for scalable and sustainable RNAi manufacturing.
Recent Developments
Finalized Acquisition and License Agreement for certain non-core Life Sciences assets

In line with our strategy relating to non-core Life Sciences assets, in January 2025 we sold assets that were developed under the seqWell Agreement to seqWell in exchange for the right to receive a cash payment upon future events and a warrant to purchase seqWell’s common stock exercisable upon future events, and terminated the seqWell Agreement.

Strengthened Board of Directors with new appointments

We announced the appointment of Raymond De Vré, PhD, to our Board of Directors on November 12, 2024, followed by the appointment of Christos Richards on January 16, 2025.

Financing Activities
In May 2021, we filed a Registration Statement on Form S-3 with the SEC, that automatically became effective upon its filing, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. On February 27, 2023, we filed a post-effective amendment to that Registration Statement on Form S-3. Pursuant to that post-effective amendment, we registered an aggregate $200.0 million of securities. In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we determined from time to time, may have sold over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC was permitted to sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). We were not required to sell any shares at any time during the term of the EDA. On April 24, 2024, we terminated the EDA. No shares of our common stock were issued and sold pursuant to the EDA during the year ended December 31, 2024. During the year ended December 31, 2023, 3,079,421 shares of our common stock were issued and sold pursuant to the EDA for gross proceeds of $8.7 million, or $7.9 million in net proceeds after PSC's commissions and direct offering expenses of $0.7 million.
On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. During the year ended December 31, 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement and we received gross proceeds of $31.3 million, or $29.7 million in net proceeds after Cantor’s commissions and direct offering expenses of $1.6 million. As of December 31, 2024, $43.7 million remained available for sale under the Cantor Sales Agreement.

On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of up to two tranches, of which the first tranche of $30.0 million was disbursed upon execution of the Loan Agreement. We will be eligible to draw on the second tranche of $10.0 million upon achievement of certain milestones including certain pre-specified revenue thresholds and subject to payment of a facility fee equal to 1.00% of the amount of such term loan. The Term Loan carries an interest-only period of 36 months (with the possibility to extend up to 48 months upon achievement of certain pre-specified financial milestones) and will bear interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%.
RESULTS OF OPERATIONS
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,			% of Total Revenues
	2024	2023	2022	2024	2023	2022
Revenues:
Product revenue	$36,786	$42,906	$116,676	62%	61%	84%
Research and development revenue	22,559	27,237	21,914	38%	39%	16%
Total revenues	59,345	70,143	138,590	100%	100%	100%
Costs and operating expenses:
Cost of product revenue	16,288	12,809	38,033	27%	18%	27%
Research and development	46,263	58,885	80,099	78%	84%	58%
Selling, general and administrative	55,148	53,250	52,172	93%	76%	38%
Restructuring charges	—	3,284	3,167	—%	5%	2%
Asset impairment and other charges	165	9,984	—	—%	14%	—%
Total costs and operating expenses	117,864	138,212	173,471	199%	197%	125%
Loss from operations	(58,519)	(68,069)	(34,881)	(99)%	(97)%	(25)%
Interest income	3,670	4,172	1,441	6%	6%	1%
Interest and other expense, net	(10,393)	(12,274)	124	(18)%	(17)%	—%
Loss before income taxes	(65,242)	(76,171)	(33,316)	(111)%	(108)%	(24)%
Provision for income taxes	34	69	276	—%	—%	—%
Net loss	$(65,276)	$(76,240)	$(33,592)	(111)%	(108)%	(24)%
Revenues
Our revenues consist of product revenue and research and development revenue as follows:
•Product revenue consist of sales of biocatalysts, pharmaceutical intermediates, and Codex biocatalyst panels and kits.
•Research and development revenue include license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
Revenues are as follows (in thousands, except percentages):

				Change
	Year Ended December 31,			2024		2023
	2024	2023	2022	$	%	$	%
Product revenue	$36,786	$42,906	$116,676	$(6,120)	(14)%	$(73,770)	(63)%
Research and development revenue	22,559	27,237	21,914	(4,678)	(17)%	5,323	24%
Total revenues	$59,345	$70,143	$138,590	$(10,798)	(15)%	$(68,447)	(49)%

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
2024 compared to 2023
Total revenues decreased by $10.8 million in 2024 to $59.3 million, as compared to 2023. The decrease was driven by lower product revenue and lower research and development revenue as compared to the prior year.
Product revenue was $36.8 million in 2024, a decrease of 14% compared with $42.9 million in 2023. The decrease in product revenue was primarily due to one-time revenue recognition of $8.2 million in 2023 related to Pfizer's fee previously received under the Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc., a $2.9 million decrease due to the early termination of an enzyme supply agreement with a customer in 2023, and the one-time recognition of a $1.3 million settlement fee in 2023 under the same enzyme supply agreement. This decrease was partially offset with higher sales of branded pharmaceutical products in 2024.
Research and development revenue decreased by $4.7 million in 2024 to $22.6 million, or 17% compared with $27.2 million in 2023. The decrease was primarily due to $9.1 million lower research and development fees from Nestlé Health Science (“Nestlé”), the one-time recognition of $5.0 million revenue related to a license agreement in 2023 and $2.0 million lower revenue from our master service agreements with Pfizer Inc. (“Pfizer”), $1.2 million lower revenue from Takeda Pharmaceutical Co. Ltd. under a Strategic Collaboration and License Agreement, and $4.3 million lower revenue from other legacy collaboration agreements. This decrease was offset by $6.0 million higher revenue from our licensing agreement with Roche Sequencing Solutions, Inc. (“Roche”) entered into in February 2024, recognition of $9.5 million revenue related to a license agreement with Pfizer entered into in December 2024, and $1.9 million higher revenue from existing collaboration agreements.
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
Research and development revenue increased by $5.3 million in 2023 to $27.2 million, or 24% compared with $21.9 million in 2022, primarily due to higher revenue from a 2023 Pfizer license agreement and from Nestlé Health Science under a Strategic Collaboration Agreement with Nestlé (the “Nestlé SCA”) and development agreement and an acquisition agreement with Nestlé (the “Acquisition Agreement”), which was partially offset by lower research and development fees from existing collaboration agreements being recognized in 2023 as compared to the prior year.
Costs and Operating Expenses (in thousands, except percentages):

				Change
	Year Ended December 31,			2024		2023
	2024	2023	2022	$	%	$	%
Cost of product revenue	$16,288	$12,809	$38,033	$3,479	27%	$(25,224)	(66)%
Research and development	46,263	58,885	80,099	(12,622)	(21)%	(21,214)	(26)%
Selling, general and administrative	55,148	53,250	52,172	1,898	4%	1,078	2%
Restructuring charges	—	3,284	3,167	(3,284)	(100)%	117	4%
Asset impairment and other charges	165	9,984	—	(9,819)	(98)%	9,984	100%
Total costs and operating expenses	$117,864	$138,212	$173,471	$(20,348)	(15)%	$(35,259)	(20)%

Costs of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our consolidated statements of operations (in thousands, except percentages):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2024	2023	$	%	2023	2022	$	%
Product revenue	$36,786	$42,906	$(6,120)	(14)%	$42,906	$116,676	$(73,770)	(63)%
Cost of product revenue(1)	16,288	12,809	3,479	27%	12,809	38,033	(25,224)	(66)%
Product gross profit	$20,498	$30,097	$(9,599)	(32)%	$30,097	$78,643	$(48,546)	(62)%
Product gross margin (%)(2)	56%	70%			70%	67%

(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
2024 compared to 2023
Cost of product revenue increased by $3.5 million in 2024 to $16.3 million, as compared to 2023. The increase was primarily due to the combination of increased sales of certain enzyme product and higher costs. Product gross margins decreased to 56% in 2024 as compared to 70% in 2023, primarily due to variability in the product mix and with 2023 benefiting from product revenue recognized with no related cost in 2023 related to the utilization of Pfizer’s fee and to the early termination of an enzyme supply agreement with a customer.
2023 compared to 2022
Cost of product revenue decreased by $25.2 million in 2023 to $12.8 million, as compared to 2022. The decrease was primarily due to lower volume of product sales as compared to the prior year. Product gross margins increased to 70% in 2023 as compared to 67% in 2022, primarily due to product revenue recognized with no related costs in 2023 related to the utilization of Pfizer's fee and early termination of an enzyme supply agreement with a customer, and was partially offset by variability in the product mix.
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
2024 compared to 2023
Research and development expenses were $46.3 million in 2024 compared to $58.9 million in 2023, a decrease of $12.6 million, or 21%. This decrease was primarily due to a $4.4 million decrease from lower use of outside services related to Chemistry, Manufacturing and Controls procedures (“CMC”) and lower regulatory expense, $4.3 million decrease in costs associated with lower headcount, $3.8 million decrease from lower lease and facilities costs due to the assignment of our San Carlos facility lease during the fourth quarter of 2023, and $0.3 million in lower depreciation expenses. These were partially offset by $0.4 million in higher allocable costs.
2023 compared to 2022
Research and development expenses were $58.9 million in 2023 compared to $80.1 million in 2022, a decrease of $21.2 million, or 26%. This decrease was primarily due to a $10.0 million decrease in costs associated with lower headcount, $6.4 million decrease in outside services and CMC and regulatory expense, $4.1 million in lower lab supplies expense, $1.3 million in lower stock comp expense, and a $1.0 million decrease in lease costs due to the assignment of our San Carlos facility lease. These were partially offset by $1.7 million in higher allocable costs.

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
2024 compared to 2023
Selling, general and administrative expenses were $55.1 million in 2024 compared to $53.3 million in 2023, an increase of $1.9 million, or 4%. This increase was primarily due to $2.9 million in higher stock-based compensation expense, $0.9 million in higher consulting and outside services, and $0.7 million in higher legal fees. This was partially offset by a $1.9 million in lower payroll-based expenses and $0.7 million in lower allocable expenses.
2023 compared to 2022
Selling, general and administrative expenses were $53.3 million in 2023 compared to $52.2 million in 2022, an increase of $1.1 million, or 2%. This increase was primarily due to $3.6 million in higher payroll-based expenses, $0.6 million in higher legal expense, $0.4 million in higher repairs and maintenance expense, and $0.3 million in higher consulting and outside services. This was partially offset by $3.2 million in lower stock-based compensation expense and $0.4 million in lower allocable expenses.
Restructuring Charges
Restructuring charges consist of employee severance and other termination benefits due to workforce reduction plans that were initiated in the prior years. There were no restructuring charges recognized for the year ended December 31, 2024. Restructuring charges were $3.3 million and $3.2 million for the years ended December 31, 2023, and 2022, respectively.
Asset Impairment and Other Charges
Asset impairment and other charges for the year ended December 31, 2024 were $0.2 million related to a long-lived asset impairment charge in the second quarter of 2024. Asset impairment and other charges for the year ended December 31, 2023 were $10.0 million, consisting of a $9.2 million long-lived asset impairment charge and a $0.8 million goodwill impairment charge, all of which are non-cash charges. No asset impairment charges were recorded for the year ended December 31, 2022.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

				Change
	Year Ended December 31,			2024		2023
	2024	2023	2022	$	%	$	%
Interest income	$3,670	$4,172	$1,441	$(502)	(12)%	$2,731	190%
Interest and other expense, net	(10,393)	(12,274)	124	1,881	(15)%	(12,398)	(9,998)%
Total other income (expense), net	$(6,723)	$(8,102)	$1,565	$1,379	(17)%	$(9,667)	(618)%

Interest Income
Interest income decreased by $0.5 million in 2024 compared to 2023, primarily due to lower average cash balances. Interest income increased by $2.7 million in 2023 compared to 2022, primarily due to higher average interest rates on cash balances.
Interest and Other Expense, net
Interest and other expense, net, decreased by $1.9 million in 2024 compared to 2023, primarily due to the higher impairment charges recognized in 2023 related to our investments in Molecular Assemblies, Inc. (“MAI”), seqWell Inc. (“seqWell”) and Arzeda Corp. (“Arzeda”), offset by $3.5 million in interest related to the long-term debt in the current year.
Interest and other expense, net, increased by $12.4 million in 2023 compared to 2022, primarily due to impairment of our investments in MAI, seqWell and Arzeda.

Provision for Income Taxes (in thousands, except percentages):

				Change
	Year Ended December 31,			2024		2023
	2024	2023	2022	$	%	$	%
Provision for income taxes	$34	$69	$276	$(35)	(51)%	$(207)	(75)%

The provision for income taxes in 2024 was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
The provision for income taxes in 2023 was primarily for fiscal year 2023 state income taxes and the accrual of interest and penalties on historic uncertain tax positions.
The provision for income taxes in 2022 was primarily due to the income tax withholding imposed by foreign taxing authorities on income earned in certain countries outside of the Unites Stated and remitted to the United States and the accrual of interest and penalties on historic uncertain tax positions, as well as current year state income taxes.
Net Loss
Net loss for 2024 was $65.3 million, or a net loss per basic and diluted share of $0.89. This compared to a net loss of $76.2 million, or $1.12 per basic and diluted share, for 2023. The decrease in net loss was primarily related to lower operating expenses in 2024.
Net loss for 2023 was $76.2 million, or a net loss per basic and diluted share of $1.12. This compared to a net loss of $33.6 million, or $0.51 per basic and diluted share, for 2022. The increase in net loss was primarily related to lower product revenues from CDX-616 and one-time charges recognized during 2023 related to asset impairment, including impairment in our investments in non-marketable equity securities, and restructuring charges, which was partially offset by lower operating expenses in 2023.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. In addition, pursuant to our Loan Agreement with Innovatus, an affiliate of Innovatus Capital Partners, LLC, we borrowed $30.0 million from Innovatus, as Lender, on February 13, 2024 and may become eligible to borrow up to an additional $10.0 million upon the achievement of certain financial milestones. The Loan Agreement provides for an aggregate principal amount of up to $40.0 million and with a maturity date of February 13, 2029 (the “Innovatus Loan”). We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks.
Our primary uses of capital for the foreseeable future, including the next 12 months, are for compensation and related expenses, research and development expenses including manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs.
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$19,264	$65,116	$113,984
Short-term investments	$54,194	$—	$—
Working capital	$75,124	$57,636	$113,828
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

We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver technology platform, develop and commercialize new and existing products including our ECO Synthesis manufacturing platform and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by product sales and product gross margins, sales from licensing our technology to major pharmaceutical companies, and collaborative research and development services provided to customers, as well as our headcount costs. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of products, collaborative research and development services, and licensing our technology to major pharmaceutical companies. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs.
Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of up to two tranches, of which the first tranche of $30.0 million was disbursed upon execution of the Loan Agreement. We will be eligible to draw on the second tranche of $10.0 million upon achievement of certain milestones including certain pre-specified revenue thresholds and subject to payment of a facility fee equal to 1.00% of the amount of such term loan. The Term Loan carries an interest-only period of 36 months (with the possibility to extend up to 48 months upon achievement of certain pre-specified financial milestones) and will bear interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%.
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
On May 2, 2024, we entered into the Cantor Sales Agreement with Cantor, under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. During the year ended December 31, 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement and we received gross proceeds of $31.3 million, or $29.7 million in net proceeds after Cantor’s commissions and direct offering expenses of $1.6 million. As of December 31, 2024, $43.7 million of shares remained available for sale under the Cantor Sales Agreement.
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

However, we may need additional capital if our current plans and assumptions change. In addition, we may choose to seek sources of capital, which may arise through a combination of equity offerings, debt financings, other third-party funding and other collaborations, strategic alliances and partnering arrangements, even if we believe we have generated sufficient cash flows to support our operating needs. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products including our ECO Synthesis manufacturing platform, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under our Loan Agreement, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate development of new products or services, such as our ECO Synthesis manufacturing platform, or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Cash Flows
The following is a summary of cash flows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$(49,410)	$(52,638)	$11,284
Net cash used in investing activities	(56,980)	(4,858)	(13,578)
Net cash provided by (used in) financing activities	60,522	8,167	(575)
Net decrease in cash, cash equivalents and restricted cash	$(45,868)	$(49,329)	$(2,869)

Cash Flows from Operating Activities
The $3.2 million decrease in net cash used in operating activities in 2024 as compared to 2023 was primarily due to the net effect of decreases in cash paid from operating expenses, primarily driven by the restructuring of our business in 2023 which included the assignment of our previous San Carlos facility lease in the fourth quarter of 2023, and changes in operating assets and liabilities.
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
Cash Flows from Investing Activities
The $52.1 million increase in net cash used in investing activities in 2024 as compared to 2023 was primarily due to higher cash utilized for purchases of short-term investments, partially offset by lower purchases of property and equipment in the current year.
The $8.7 million decrease in net cash used in investing activities in 2023 as compared to 2022 was primarily due to higher cash utilized for additional investments in equity securities and purchases of property and equipment in the prior year.

Cash Flows from Financing Activities
The $52.4 million increase in net cash provided by financing activities in 2024 as compared to 2023 was primarily due to proceeds from the Innovatus Loan in February 2024 and proceeds from issuance of common stock under the Cantor Sales Agreement in the third quarter of 2024, partially offset by proceeds from issuance of common stock under the EDA during the first half of 2023.
The $8.7 million increase in net cash provided by financing activities in 2023 as compared to 2022 was primarily due to proceeds from issuance of common stock under the EDA and lower cash paid on taxes related to net share settlement of equity awards.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2024, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K as promulgated by the SEC.
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
Revenue Recognition
Our revenues are derived primarily from product revenue and collaborative research and development agreements. Some of our contracts with customers contain multiple products and services.
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
Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. If we determine that the customer cannot benefit from the license without our services, the license will be accounted for as combined with the other performance obligations. If we determine that a license is distinct, we would recognize an allocable portion of the transaction price when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using historical information if licenses have been previously sold to customers.
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
Our CodeEvolver platform technology transfer collaboration agreements typically include license fees, upfront fees, and variable consideration in the form of milestone payments, and sales or usage-based royalties. We have recognized revenues from our platform technology transfer agreements over time.
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

Investment in Non-Marketable Securities
Investment in Non-Marketable Equity Securities
We measure investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in interest and other expense, net.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $73.5 million as of December 31, 2024. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2024, the effect of a hypothetical 10% decrease in market interest rates would have an $0.3 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At December 31, 2024, we had $30.0 million principal amount outstanding under the Innovatus Loan. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the closing date. An immediate 10% change in the prime interest rate would result in a $0.2 million impact on our results of operations over the next twelve months from December 31, 2024.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in interest and other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of December 31, 2024, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our consolidated statement of operations and a reduction in the fair value of the assets of approximately $40 thousand.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Codexis, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Codexis, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Codexis, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over revenue from contracted customers
As discussed in Note 3 to the consolidated financial statements, the Company recorded $59.3 million of total revenues for the year-ended December 31, 2024 comprised of $36.8 million of product revenue and $22.6 million of research and development revenue. As discussed in Note 2, the Company enters into contracts with customers, some of which contain multiple products and services. Further, the majority of the Company’s collaborative contracts, including research and development agreements, contain multiple revenue streams. In determining the appropriate amount of revenue to be recognized for product revenue and research and development revenue, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment due to the volume of revenue streams and disparate nature of contracts with customers, which involved determining the contracts and related revenue transactions to test and evaluating the recognition and measurement of revenue with respect to certain contracts with considerations around multiple elements, material rights, or timing of recognition.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the types of contracts, transactions and measurement elements to test such as considerations of certain contracts with multiple elements, material rights, and timing of revenue recognition. We read a selection of contracts and evaluated the Company’s identification and assessment of the contract terms impacting the recognition and measurement of revenue. For certain transactions, we inspected the terms of the contract, agreed such terms to underlying documentation, such as external and internal evidence as applicable, recalculated revenue based on the underlying documentation, and compared it to the amount of revenue recognized. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
San Francisco, California
February 27, 2025

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Codexis, Inc. (the “Company”) as of December 31, 2023, the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, P.C.
We served as the Company's auditor from 2013 to 2024.
San Francisco, California
February 28, 2024

Codexis, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$19,264	$65,116
Restricted cash, current	503	519
Short-term investments	54,194	—
Financial assets:
Accounts receivable	11,920	10,036
Contract assets	4,375	815
Unbilled receivables	2,751	9,142
Total financial assets	19,046	19,993
Less: allowances	(162)	(65)
Total financial assets, net	18,884	19,928
Inventories	1,799	2,685
Prepaid expenses and other current assets	4,128	5,218
Total current assets	98,772	93,466
Restricted cash	1,062	1,062
Investment in non-marketable equity securities	2,798	9,700
Right-of-use assets - Operating leases, net	28,700	13,137
Property and equipment, net	14,197	15,487
Goodwill	2,463	2,463
Other non-current assets	1,019	1,246
Total assets	$149,011	$136,561
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,838	$5,947
Accrued compensation	11,410	11,246
Other accrued liabilities	6,223	4,735
Current portion of lease obligations - Operating leases	2,827	3,781
Deferred revenue	350	10,121
Total current liabilities	23,648	35,830
Deferred revenue, net of current portion	100	640
Long-term lease obligations - Operating leases	28,163	12,243
Long-term debt	28,905	—
Other long-term liabilities	1,268	1,233
Total liabilities	82,084	49,946
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 81,850 and 69,905 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	629,673	584,138
Accumulated other comprehensive income	52	—
Accumulated deficit	(562,806)	(497,530)
Total stockholders’ equity	66,927	86,615
Total liabilities and stockholders’ equity	$149,011	$136,561

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product revenue ($0, $0 and $514 from a related party)	$36,786	$42,906	$116,676
Research and development revenue ($0, $0 and $1,245 from a related party)	22,559	27,237	21,914
Total revenues	59,345	70,143	138,590
Costs and operating expenses:
Cost of product revenue	16,288	12,809	38,033
Research and development	46,263	58,885	80,099
Selling, general and administrative	55,148	53,250	52,172
Restructuring charges	—	3,284	3,167
Asset impairment and other charges	165	9,984	—
Total costs and operating expenses	117,864	138,212	173,471
Loss from operations	(58,519)	(68,069)	(34,881)
Interest income	3,670	4,172	1,441
Interest and other expense, net ($0, $0 and $208 from a related party)	(10,393)	(12,274)	124
Loss before income taxes	(65,242)	(76,171)	(33,316)
Provision for income taxes	34	69	276
Net loss	$(65,276)	$(76,240)	$(33,592)

Net loss per share, basic and diluted	$(0.89)	$(1.12)	$(0.51)
Weighted average common stock shares used in computing net loss per share, basic and diluted	73,408	68,131	65,344

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(65,276)	$(76,240)	$(33,592)
Other comprehensive gain:
Unrealized gain on available-for-sale short-term investments, net of tax	52	—	—
Comprehensive loss	$(65,224)	$(76,240)	$(33,592)

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2021	65,109	$6	$552,083	$—	$(387,698)	$164,391
Issuance of common stock upon exercise of stock options	410	—	955	—	—	955
Issuance of common stock upon release of stock awards	373	—	—	—	—	—
Stock-based compensation	—	—	14,531	—	—	14,531
Taxes paid related to net share settlement of equity awards	(81)	—	(1,488)	—	—	(1,488)
Net Loss	—	—	—	—	(33,592)	(33,592)
December 31, 2022	65,811	6	566,081	—	(421,290)	144,797
Issuance of common stock upon exercise of stock options	283	—	559	—	—	559
Issuance of common stock upon release of stock awards	796	—	—	—	—	—
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $721	3,080	1	7,931	—	—	7,932
Stock-based compensation	—	—	9,971	—	—	9,971
Taxes paid related to net share settlement of equity awards	(65)	—	(404)	—	—	(404)
Net Loss	—	—	—	—	(76,240)	(76,240)
December 31, 2023	69,905	7	584,138	—	(497,530)	86,615
Issuance of common stock upon exercise of stock options	399	—	1,291	—	—	1,291
Issuance of common stock upon release of stock awards	842	—	—	—	—	—
Issuance of common stock warrants in connection with debt issuance	—	—	859	—	—	859
Issuance of common stock under employee stock purchase plan	264	—	563	—	—	563
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $1,584	10,440	1	29,735	—	—	29,736
Stock-based compensation	—	—	13,087	—	—	13,087
Net Loss	—	—	—	—	(65,276)	(65,276)
Other comprehensive loss	—	—	—	52	—	52
December 31, 2024	81,850	$8	$629,673	$52	$(562,806)	$66,927

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(65,276)	$(76,240)	$(33,592)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,946	5,518	5,402
Reduction in the carrying amount of right-of-use assets	3,184	4,405	4,849
Stock-based compensation	13,087	9,971	14,531
Provision (recovery) for credit losses	97	(65)	4
Asset impairment and other charges	165	9,984	—
Impairment of investment in non-marketable securities	6,902	12,215	—
Equity securities earned from research and development activities ($0, $0, and ($1,245) from a related party)	—	(213)	(1,245)
Unrealized gain on non-marketable securities ($0, $0, and ($208) from a related party)	—	—	(208)
Non-cash interest expense	885	—	—
Amortization of discount on short-term investments	(1,380)	—	—
Other non-cash items	(4)	4	(29)
Changes in operating assets and liabilities:
Financial assets	1,252	20,247	(3,225)
Inventories	886	(656)	(869)
Prepaid expenses and other assets	893	(865)	181
Accounts payable	(2,567)	2,287	207
Accrued compensation and other accrued liabilities	1,982	(14,041)	5,983
Other long-term liabilities	(4,151)	(5,341)	(5,223)
Deferred revenue	(10,311)	(19,848)	24,518
Net cash provided by (used in) operating activities	(49,410)	(52,638)	11,284
Investing activities:
Purchase of property and equipment	(4,305)	(4,418)	(8,307)
Proceeds from sale of property and equipment	87	751	29
Purchases of short-term investments	(90,235)	—	—
Proceeds from maturity of short-term investments	35,500	—	—
Proceeds from sale of short-term investments	1,973	—	—
Investment in non-marketable securities	—	(1,191)	(5,300)
Net cash used in investing activities	(56,980)	(4,858)	(13,578)
Financing activities:
Proceeds from exercises of stock options	1,384	422	955
Proceeds from issuance of stock under employee stock purchase plan	646	—	—
Proceeds from issuance of common stock in connection with equity sales agreements	31,319	8,652	—
Costs incurred in connection with equity sales agreements	(1,706)	(503)	(42)
Proceeds from long-term debt	29,521	—	—
Payment of debt issuance costs	(642)	—	—
Taxes paid related to net share settlement of equity awards	—	(404)	(1,488)
Net cash provided by (used in) financing activities	60,522	8,167	(575)
Net decrease in cash, cash equivalents and restricted cash	(45,868)	(49,329)	(2,869)
Cash, cash equivalents and restricted cash at the beginning of the year	66,697	116,026	118,895
Cash, cash equivalents and restricted cash at the end of the year	$20,829	$66,697	$116,026

Supplemental disclosure of cash flow information:
Interest paid	$2,566	$44	$34
Income taxes	$17	$194	$100
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$566	$1,068	$897

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$19,264	$65,116	$113,984
Restricted cash, current and non-current	1,565	1,581	2,042
Total cash, cash equivalents and restricted cash at the end of the period	$20,829	$66,697	$116,026
This table excludes short-term investments of $54.2 million as of December 31, 2024. Total cash, cash equivalents, and short-term investments as of December 31, 2024 were $73.5 million.
See accompanying notes to consolidated financial statements

Codexis, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business
In these notes to the consolidated financial statements, the “Company,” “we,” “us,” and “our” refers to Codexis, Inc. and its subsidiaries on a consolidated basis.
We discover, develop, enhance, and commercialize novel, high performance enzymes and other classes of proteins leveraging our proprietary CodeEvolver directed evolution technology platform.
We previously managed our business as two business segments, Performance Enzymes and Novel Biotherapeutics. During the third and fourth quarters of 2023, we made changes to the structure of our organization in connection with the restructuring of our business that we announced in July 2023, including the discontinuation of investment in certain development programs, primarily in our biotherapeutics business, consolidation of operations to our Redwood City, California headquarters, and headcount reduction. In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our Chief Executive Officer (“CEO”), our chief operating decision maker, assesses performance and allocates resources. As a result of these changes, our previous Performance Enzymes and Novel Biotherapeutics operating segments were combined into a single reportable segment. Effective October 1, 2023, the Company's operations are managed and reported to the CEO on a consolidated basis. The CEO assesses performance and allocates resources based on the consolidated results of operations. We believe that these changes better align internal resources to create a more efficient and effective organizational structure. Under this new organizational and reporting structure, we managed our business as one reportable segment since the fourth quarter of 2023. Comparative prior period disclosures that reflected the previous two segments' information have been revised to conform to this change in our reportable segment.
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
Revenue Recognition
Our revenues are derived primarily from product revenue and collaborative research and development agreements. Some of our contracts with customers contain multiple products and services. We account for individual products and services separately if they are distinct-that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

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
The majority of our collaborative contracts contain multiple revenue streams such as upfront and/or annual license fees, fees for research and development services, contingent milestone payments upon achievement of contractual criteria, and royalty fees based on the licensees' product revenue or usage, among others. We determine the stand-alone selling price (“SSP”) and allocate consideration to distinct performance obligations. Typically, we base our SSPs on our historical sales. If an SSP is not directly observable, then we estimate the SSP taking into consideration market conditions, forecasted sales, entity-specific factors and available information about the customer. We estimate the SSP for license rights by using historical information if licenses have been previously sold to customers.
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
The following is a description of principal activities from which we generate revenue:
Product Revenue
Product revenue consist of sales of biocatalysts, pharmaceutical intermediates and Codex biocatalyst panels and kits. A majority of our product revenue is made pursuant to purchase orders or supply agreements and is recognized either at a point in time when the control of the product has been transferred to the customer which generally aligns with shipping terms, or over time as the product is manufactured because we have a right to payment from the customer under a binding, non-cancellable purchase order, and there is no alternate use of the product for us as it is specifically made for the customer’s use.
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
Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. We must first determine whether the license is distinct from other promises, such as our promise to manufacture a product. If we determine that the customer cannot benefit from the license without our manufacturing capability, the license will be accounted for as combined with the other performance obligations. If we determine that a license is distinct and has significant standalone functionality, we recognize revenues from a functional license at a point in time when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using historical information if licenses have been previously sold to customers.
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
Our CodeEvolver technology platform transfer collaboration agreements typically include license fees, upfront fees, and variable consideration in the form of milestone payments, and sales or usage-based royalties. We have recognized revenues from our platform technology transfer agreements over time as our customer uses our technology.
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
Cost of Product Revenue
Cost of product revenue comprises both internal and third party fixed and variable costs including materials and supplies, labor, facilities, and other overhead costs associated with our product sales. Shipping costs are included in our cost of product revenue. Shipping costs were $1.0 million, $1.0 million, and $3.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were nil, $0.3 million, and $0.3 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.
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
Restricted Cash
We are currently in the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as current restricted cash on the consolidated balance sheets of $0.5 million as of December 31, 2024 and 2023.
Pursuant to the terms of our lease agreements, we obtained letters of credit collateralized by cash deposit balances of $1.1 million as of December 31, 2024 and 2023. These cash deposits balances are recorded as non-current restricted cash on the consolidated balance sheets. For additional information, see Note 13, “Commitments and Contingencies.”
Short-term Investments
We classify all marketable debt securities that have effective maturities of three months or less from the date of purchase as cash equivalents and those with effective maturities of greater than three months as short-term investment securities in the consolidated balance sheets. We determine the appropriate classification of our short-term investments at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our short-term investments as available-for-sale. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these debt securities prior to their effective maturities.
We carry these short-term investments at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for the changes in allowance for expected credit losses, which are included in “Interest and other expense, net” in the consolidated statements of operations. We determine any realized gains or losses on the sale of short-term investments on a specific identification method, and we record such gains and losses as a component of interest income.
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
We perform ongoing credit evaluations of our customer's financial condition whenever deemed necessary. We maintain an allowance for doubtful accounts based on the expected collectability of all financial assets, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. As of December 31, 2024, we had four customers that accounted for 56% of our accounts receivable balance. As of December 31, 2023, four customers accounted for 58% of our accounts receivable balance. We believe the accounts receivable balances from our largest customers do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience.
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
Impairment of Long-Lived Assets
We evaluate the carrying values of long-lived assets, which include property and equipment and right-of-use assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For additional information on the impairment charge recorded for the years ended December 31, 2024 and 2023, see Note 8, “Balance Sheet Details” and Note 13, “Commitments and Contingencies.” No impairment charges for long-lived assets were recorded during the year ended December 31, 2022.
Investment in Non-Marketable Equity Securities
We measure investments in non-marketable equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in interest and other expense, net.
We evaluate equity securities for impairment when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in the estimated fair value of the equity security compared to its carrying value. We calculate the estimated fair value of these securities using information from the investee, which may include:
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
The valuation may be reduced if the company's potential has deteriorated significantly. If the factors that led to a reduction in valuation are overcome, the valuation may be readjusted. For additional information on the impairment charge recorded for the year ended December 31, 2024 and 2023, see Note 6, “Investments in Non-Marketable Securities.”
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment, considering, among other factors, whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value is less than its carrying amount, a quantitative fair value test is performed. Goodwill had a carrying value of $2.5 million as of December 31, 2024 and 2023.
We test goodwill for impairment annually, on the last day of the fourth fiscal quarter, and between annual tests if events and circumstances indicate it is more likely than not that the fair value is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value. To the extent the carrying amount is less than its estimated fair value, an impairment charge is recorded. Using a relative fair value allocation methodology for assets and liabilities, we compare the carrying amount of net assets and the goodwill to its fair value. If the fair value exceeds its carrying amount, goodwill is considered not impaired. Any excess carrying amount of goodwill over its fair value is recognized as an impairment. No impairment charges related to goodwill were recognized in 2024. We recorded impairment charges related to goodwill of $0.8 million for the year ended December 31, 2023. For additional information on the impairment charge recorded in 2023, see Note 8, “Balance Sheet Details.”
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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction by jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. In the event that it is determined that these deferred tax assets are not more likely than not to be realized, a valuation allowance is recorded against these deferred tax assets. As of December 31, 2024 and 2023, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
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
Accounting Pronouncements
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. For additional information, see Note 15, “Segment, Geographical and Other Revenue Information.”
Aside from those recently issued accounting pronouncements adopted and described above and not yet adopted and described below, there have not been any recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2024 that are of significance or potential significance to us.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in the ASU will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. This guidance is effective for the Company for fiscal years beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. The amendments in the ASU amends the FASB Accounting Standard Codification (the “ASC”) to remove references to various concepts statements and impacts a variety of topics in the ASC. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

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
Disaggregated information is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Major products and service:
Product revenue	$36,786	$42,906	$116,676
Research and development revenue	22,559	27,237	21,914
Total revenues	$59,345	$70,143	$138,590

Primary geographical markets:
Americas	$21,278	$13,733	$17,000
EMEA	10,359	22,907	56,540
APAC	27,708	33,503	65,050
Total revenues	$59,345	$70,143	$138,590

For additional information regarding revenue disaggregated by geography, see Note 15, “Segment, Geographical and Other Revenue Information.”
Contract Balances
The following table presents balances of contract assets, unbilled receivables, and contract liabilities (in thousands):

	December 31, 2024	December 31, 2023
Contract assets	$4,375	$815
Unbilled receivables	$3,208	$9,904
Contract liabilities: deferred revenue	$450	$10,761

We recognize accounts receivable when we have an unconditional right to recognize revenue and have issued an invoice to the customer. Our payment terms are generally between 30 and 90 days. We recognize unbilled receivables when we have an unconditional right to recognize revenue and have not issued an invoice to our customer. Unbilled receivables are transferred to accounts receivable on issuance of an invoice. Unbilled receivables are classified separately on the consolidated balance sheets as an asset. We maintain an allowance for credit losses on accounts receivables and unbilled receivables. As of December 31, 2024, we have $2.8 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.5 million of long-term unbilled receivables that is included within the other non-current assets line item in the consolidated balance sheets. As of December 31, 2023, we had $9.1 million of short-term unbilled receivables presented as unbilled receivables within current asset and $0.8 million of long-term unbilled receivables that is included within the other non-current assets line item in the consolidated balance sheets.
Contract assets represent our right to recognize revenue for custom products with no alternate use and under binding non-cancellable contracts and are largely related to our procurement of product. We recognize contract assets when we have a conditional right to recognize revenue. The transfer of control of certain products occurs in advance of the invoicing process, which generates contract assets. In addition, we recognize a contract asset related to milestones when we assess it is probable of being achieved and there will be no significant reversal of cumulative revenues. Contract assets are classified separately on the consolidated balance sheets as an asset and transferred to accounts receivables when our rights to payment become unconditional.
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
During the years ended December 31, 2024, 2023 and 2022, we had no asset impairment charges related to contract assets.
We recognized the following revenues (in thousands):

	Year Ended December 31,
Revenue recognized in the period for:	2024	2023
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$10,121	$17,937
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	314	4,165
Performance obligations satisfied from new activities in the period - contract revenue	48,910	48,041
Total revenues	$59,345	$70,143

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2024.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts (in thousands):

	2025	2026	2027	2028 and Thereafter	Total
Product revenue	$350	$100	$—	$—	$450

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023	2022
Shares issuable under the Equity Incentive Plans and ESPP(1)	13,613	9,028	7,442
Warrants(2)	424	—	—
Total potentially dilutive securities	14,037	9,028	7,442

(1) Included 665,160 and 568,224 of anti-dilutive potential common shares from ESPP for the years ended December 31, 2024 and 2023, respectively.
(2) Pertains to the warrants issued in connection with the Innovatus Loan. For additional information, see Note 14, “Debt.”
Note 5. Collaborative Arrangements
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement (“Sitagliptin Supply Agreement”) with Merck whereby Merck may obtain commercial scale enzyme for use in the manufacture of Januvia, its product based on the active ingredient sitagliptin. In December 2015, Merck exercised its options under the terms of the Sitagliptin Supply Agreement to extend the agreement for an additional five years through February 2022. In September 2021, the Sitagliptin Supply Agreement was amended to extend the agreement through December 2026.
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
We recognized $7.1 million, $4.4 million and $5.9 million in product revenue under this agreement in the years ended December 31, 2024, 2023 and 2022, respectively. This represented 12%, 6%, and 4% of our total revenues in the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024, we recorded revenue of $2.5 million from sitagliptin enzyme sales that were recognized over time based on the progress of the manufacturing process. These products will be shipped within the three-month period following the end of 2024.
Enzyme Supply Agreement and Commercial Agreement
In November 2016, we entered into an enzyme supply agreement with a customer, receiving an upfront payment recorded as deferred revenue which was recognized as the customer purchased our enzyme. In April 2019, we entered into a multi-year commercial agreement with the same customer for the exclusive use of our enzymes in some of their products, with royalties to be earned. Both the enzyme supply agreement and commercial agreement were terminated in 2023. Due to the early termination of the enzyme supply agreement in 2023, we recognized $3.2 million of product revenue from the release of prior periods' product revenue deferrals and also recognized an additional $1.3 million of product revenue as settlement fee.

Strategic Collaboration Agreement
In October 2017, we entered into the Nestlé Strategic Collaboration Agreement (the “Nestlé SCA”) with Nestlé, pursuant to which we and Nestlé collaborated to leverage the CodeEvolver technology platform to develop novel enzymes for Nestlé’s established Consumer Care and Medical Nutrition business areas.
In January 2020, we entered into a development agreement with Nestlé pursuant to which we and Nestlé collaborated to advance a lead candidate discovered through our Nestlé SCA, CDX-7108, targeting exocrine pancreatic insufficiency, into preclinical and early clinical studies. We, together with Nestlé Health Science, initiated a Phase 1 clinical trial of CDX-7108 in the fourth quarter of 2021, and on February 23, 2023, we and Nestlé announced interim results. In July 2023, we announced plans to discontinue our development support of CDX-7108. Both the Nestlé SCA and development agreement were terminated in January 2024 under the terms of the CDX-7108 Acquisition Agreement with Nestlé.
Under the Nestlé SCA and the development agreement, we recognized nil, $4.1 million and $7.1 million in research and development revenue in the years ended December 31, 2024, 2023 and 2022, respectively.
Acquisition Agreement
In December 2023, we entered into an acquisition agreement (the “Acquisition Agreement”) with Nestlé, pursuant to which we agreed to assign our interests in CDX-7108 (including associated agreements and intellectual property rights) to Nestlé. Under the terms of the Acquisition Agreement, Nestlé will be solely responsible for the continued development and commercialization of CDX-7108, including all associated costs, and Codexis will receive upfront payment, future potential milestone payments and net-sales based royalties. We recognized $5.0 million in research and development revenue for the year ended December 31, 2023 related to the Acquisition Agreement, with the $5.0 million upfront fee received in January 2024.
Platform Technology Transfer and License Agreement
In May 2019, we entered into the Novartis CodeEvolver Agreement with Novartis. The Novartis CodeEvolver Agreement allows Novartis to use our proprietary CodeEvolver technology platform in the field of human healthcare. In July 2021, we announced the completion of the technology transfer period during which we transferred our proprietary CodeEvolver technology platform to Novartis (the “Technology Transfer Period”). As a part of this technology transfer, we provided to Novartis our proprietary enzymes, proprietary protein engineering protocols and methods, and proprietary software algorithms. In addition, our teams and Novartis scientists participated in technology training sessions and collaborative research projects at our laboratories in Redwood City, California and at a designated Novartis laboratory in Basel, Switzerland. Novartis has now installed the CodeEvolver technology platform at its designated laboratory.
Pursuant to the agreement, we received an upfront payment of $5.0 million shortly after the effective date of the Novartis CodeEvolver Agreement. We completed the second technology milestone transfer under the agreement in 2020 and received a milestone payment of $4.0 million. We have also received an aggregate of $5.0 million for the completion of the third technology milestone in 2021. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (the “Improvements Term”), Novartis will pay Codexis annual payments over four years which amount to an additional $8.0 million in aggregate. We received an aggregate of $6.0 million for the first three annual payments in 2022 to 2024. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver technology platform during the period beginning on the conclusion of the Technology Transfer Period and ending on the expiration date of the last to expire licensed patent. Revenue for the combined initial license and technology transfer performance obligation was recognized overtime based on hours incurred. Revenue allocated to improvements made during the Improvements Term is being recognized during the Improvements Term.
We recognized $1.0 million, $1.1 million and $1.0 million in research and development revenue in the years ended December 31, 2024, 2023 and 2022, respectively.

License Agreement
In December 2019, we entered a license agreement with Roche to provide Roche with our evolved T4 DNA ligase high-performance molecular diagnostic enzyme. The royalty bearing license grants Roche worldwide rights to include the evolved T4 DNA ligase in its nucleic acid sequencing products and workflows. Under the license agreement, we received an initial collaboration fee payment of $0.8 million within 45 days of the effective date of the agreement, and we received an additional $0.9 million milestone payment after the completion of technology transfer in October 2020. In February 2024, we entered into a new license agreement with Roche granting them rights to our newly engineered DNA ligase, superseding our prior 2019 agreement. Under the terms of the deal, we received upfront and technical milestones payments. We recognized research and development fees of $6.0 million in the year ended December 31, 2024 related to the license agreement.
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
Pursuant to the Takeda Agreement, we were eligible to receive other payments that included (i) clinical development and commercialization-based milestones, per target gene, of up to $104.0 million and (ii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits. Takeda announced in April 2023 the discontinuation of these development programs, and in 2024 we divested our rights in some of the underlying assets to Crosswalk Therapeutics.
Revenue relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer. We recognized research and development revenue related to the Takeda Agreement of $0.8 million, $2.0 million and $4.9 million in the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, we had deferred revenue balances of nil.
Master Collaboration and Research Agreement, Stock Purchase Agreement and Enzyme Supply Agreement
In June 2020, we entered into a Stock Purchase Agreement with MAI in which we purchased 1,587,050 shares of MAI's Series A preferred stock for $1.0 million.
Concurrently with our initial equity investment, we entered into the MAI Agreement, pursuant to which we performed services utilizing our CodeEvolver technology platform to improve DNA polymerase enzymes in exchange for compensation in the form of additional shares of MAI's Series A and B preferred stock which are valued based on the observed transaction price of similar securities of MAI issued to third parties. Under the MAI Agreement, we will have the right to use and sell the engineered enzymes to third parties for any purpose other than for the synthesis of native DNA. Under the MAI Agreement, we would make a $0.5 million payment to MAI upon our achievement of a milestone of $5.0 million in aggregate commercial sales to third parties of the engineered enzymes or any product incorporating or derived from the engineered enzymes for any purpose other than the synthesis of native DNA. As contemplated in the MAI Agreement, we executed the Commercial License and Enzyme Supply Agreement with MAI (“MAI Supply Agreement”) in July 2022 following the completion of certain timelines specified in the SOW.
We completed the R&D service with MAI pursuant to the MAI Agreement during the first quarter of 2022. In December 2021, we received the primary milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of MAI Series B preferred stock. Upon execution of the MAI Supply Agreement in July 2022, we received the commercialization and enzyme supply agreement milestone payment pursuant to the MAI Agreement of $1.0 million in the form of an additional 1,587,049 shares of MAI Series B preferred stock. Pursuant to the MAI Agreement, we recognized nil , nil, and $1.2 million in research and development revenue from transactions with MAI in the years ended December 31, 2024, 2023, and 2022, respectively. Payment for the services rendered was received in the form of additional MAI Series A and Series B preferred stock. We received an aggregate of nil, nil, and 1,587,049 shares of MAI's Series A and B preferred stock in the years ended December 31, 2024, 2023, and 2022, respectively.

In April 2022, we received a purchase order from MAI for the delivery of certain enzyme products to MAI in 2022. In July 2022, we and MAI executed the MAI Supply Agreement that will enable MAI to utilize an evolved terminal deoxynucleotidyl transferase enzyme in MAI’s Fully Enzymatic Synthesis technology. Pursuant to the MAI Supply Agreement, we recognized $0.1 million of minimum royalty as part of the research and development revenue in the year ended December 31, 2024. In January 2025, MAI assigned the MAI Supply Agreement to a third party in connection with the sale of its related assets to such third party. We recognized $0.2 million, $0.2 million, and $0.5 million in product revenue in the years ended December 31, 2024, 2023, and 2022, respectively.
MAI was considered a related party until August 2022, when the related party relationship ended following the retirement of our former President and CEO, who also served on MAI’s board of directors.
Pfizer Enzyme Supply Agreement
During 2021 and 2022, we received purchase orders from Pfizer for large quantities of our proprietary enzyme product, CDX-616, for use by Pfizer in the manufacture of a critical intermediate for its proprietary active pharmaceutical ingredient, nirmatrelvir, used by Pfizer in combination with the active pharmaceutical ingredient ritonavir, as its PAXLOVID (nirmatrelvir tablets; ritonavir tablets) product for the treatment of COVID-19 infections in humans.
We are a party to an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer, Inc. (the “Pfizer Supply Agreement”), covering the manufacture, sale and purchase of CDX-616 for use by Pfizer in the manufacture of nirmatrelvir. Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022 which was recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) is creditable against (i) future orders of CDX-616 used to manufacture its PAXLOVID with shipment dates prior to December 31, 2023, and (ii) fees associated with any new development and licensing agreements with Pfizer entered into prior to April 4, 2023. On March 31, 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit towards a license to develop future product candidates, for which we recognized $5.0 million as non-cash research and development revenue in the second quarter of 2023. Pfizer's ability to utilize the credit under item (i) above expired on December 31, 2023, and under item (ii) above expired on April 4, 2023. We also recognized $2.0 million of non-cash research and development revenue, and credited against the $25.9 million fee, for other services provided to Pfizer during the year ended December 31, 2023. Up to 50% of any portion of the $25.9 million which has not been credited under items (i) and (ii) was creditable against future orders of CDX-616 used to manufacture PAXLOVID with shipment dates in 2024.
On December 20, 2024, we entered into a license agreement whereby Pfizer utilized the remaining credit toward the upfront fee under the license agreement, pursuant to the terms of the same-day amendment to the Pfizer Supply Agreement that allowed the product credit to be utilized for this license. We recognized $9.5 million of non-cash research and development revenue in the year ended December 31, 2024 related to the license agreement, and no further credit remains available for Pfizer.
During the fourth quarter of 2023, and pursuant to the Pfizer Supply Agreement, we released the prior year deferrals for the unused portion of the retainer fee that is not creditable beyond 2023 and we recognized product revenue of $8.2 million in the year ended December 31, 2023. We recognized product revenue of $75.4 million in the year ended December 31, 2022, from the sale of quantities of CDX-616 to Pfizer. Product revenues recognized by us from the Pfizer Supply Agreement represented 0%, 12%, and 54% of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024 and 2023, we had nil and $9.5 million, respectively, in deferred revenue related to the $25.9 million fee received from Pfizer.

Note 6. Investments in Non-Marketable Securities
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable market value and primarily relate to our investments in MAI and seqWell. These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy when we estimate the fair value of these investments using the observable transaction price paid by third party investors for the same or similar security of the same issuers. The fair value of non-marketable equity securities are classified within Level 3 when we estimate fair value using unobservable inputs such as when we remeasure due to impairment and we use discount rates, market data of comparable companies, and rights and obligations of the securities the Company holds, among others. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component interest and other expense, net in the consolidated statements of operations.
In November 2023, the 207,070 shares of Arzeda’s Series B preferred stock were converted into 41,414 common stock pursuant to the Stock Purchase Agreement.
In March 2023, we purchased an additional 985,545 shares of Series B preferred stock for $0.8 million in MAI, a privately held life sciences company. As of December 31, 2024, we held an aggregate of 19,277,914 shares of MAI's Series A and B preferred stock that we have earned or purchased from MAI.
In March 2022, we entered into a Stock Purchase Agreement with seqWell, a privately held life sciences company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million. In March 2023, we entered into a Master Collaboration Agreement and Research Agreement with seqWell (the “seqWell Agreement”), pursuant to which we provided research and experimental screening and protein engineering activities in exchange for compensation in the form of additional shares of seqWell's common stock. In January 2025, we sold assets that were developed under the seqWell Agreement to seqWell in exchange for the right to receive a cash payment upon future events and a warrant to purchase seqWell’s common stock exercisable upon future events, and terminated the seqWell Agreement. In addition to our initial equity investment and the shares we have received under the seqWell Agreement, in September 2023, we purchased an additional 88,256 shares of seqWell's Series C-1 preferred stock and 44,128 common stock warrants for $0.4 million. We received 205,279 shares of seqWell's common stock from research and development services with seqWell and we recognized $0.2 million in research and development revenue from these services in the year ended December 31, 2023. As of December 31, 2024, we held an aggregate of 1,088,256 shares of Series C and C-1 preferred stock, 205,279 shares of common stock and 44,128 of common stock warrants that we have earned or purchased from seqWell.
For the year ended December 31, 2024, we recognized an impairment charge of $6.9 million which is presented within interest and other expense, net in the consolidated statements of operations. This adjustment included the write-down of our investment in MAI by $3.9 million during the third quarter of 2024 to its related fair value as determined based on valuation methods using the latest observed transaction price of MAI’s preferred stock securities anticipated to be issued during the fourth quarter of 2024 and adjusted for the rights and obligations of the preferred stock securities the Company holds, and an additional $2.8 million impairment charge during the fourth quarter of 2024 to adjust the carrying value of our investment to zero as the investee ceased its operations during the fourth quarter of 2024 due to liquidity position and lack of access to additional capital. The other $0.2 million of impairment charge on our investment in seqWell is related to the write-down to its estimated fair value using the recent transaction price of similar preferred stock securities issued by the investee and adjusted for the rights and obligations of the preferred stock securities the Company holds.

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
For the year ended December 31, 2022, we recognized a $0.2 million unrealized gain in interest and other expense, net, and included as adjustment to the carrying value of our investment in MAI, for the remeasurement of the additional 1,587,049 shares of Series B preferred stock received as a milestone payment during the third quarter of 2022 based on the latest observed transaction price of MAI's preferred stock.
Other than as disclosed above, there were no remeasurement events for our investments in non-marketable equity securities in 2024 and 2023. We recognized no realized gains or losses during the years ended December 31, 2024 and 2023.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	December 31, 2024	December 31, 2023
seqWell	$2,416	$2,625
MAI	—	6,693
Other investments in non-marketable equity securities	382	382
Total non-marketable equity securities	$2,798	$9,700
Note 7. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$3,284	$—	$—	$3,284	$3,284	$—
Level 1:
Money market funds	15,980	—	—	15,980	15,980	—
Level 2(1):
Commercial paper	6,768	1	—	6,769	—	6,769
Corporate debt	17,187	8	(15)	17,180	—	17,180
U.S. agency securities	1,989	2	—	1,991	—	1,991
U.S. treasury securities	28,198	56	—	28,254	—	28,254
Subtotal	54,142	67	(15)	54,194	—	54,194
Total	$73,406	$67	$(15)	$73,458	$19,264	$54,194

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

We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of December 31, 2024, the contractual maturity of all investments held was less than one year.
During the years ended December 31, 2024 and 2023, we did not recognize any significant credit losses nor other-than-temporary impairment losses on non-marketable securities.
Note 8. Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$—	$108
Work in process	29	7
Finished goods	1,770	2,570
Total inventories	$1,799	$2,685
Prepaid expenses and other current assets
As of December 31, 2024, prepaid expenses and other current assets consists of prepaid expenses of $3.7 million and other current assets of $0.5 million. As of December 31, 2023, prepaid expenses and other current assets consists of prepaid expenses of $4.6 million and other current assets of $0.6 million.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment(1)	$35,949	$37,216
Leasehold improvements	12,159	11,912
Computer equipment	2,459	2,565
Office furniture and equipment	1,124	1,469
Construction in progress(2)	3,441	1,636
Property and Equipment	55,132	54,798
Less: accumulated depreciation	(40,935)	(39,311)
Property and equipment, net	$14,197	$15,487

(1) Fully depreciated property and equipment with a cost of $2.6 million and $3.0 million were retired during the years ended December 31, 2024 and 2023, respectively.
(2) Construction in progress includes equipment received but not yet placed into service pending installation.

In July 2023, we announced our plan to consolidate operations from our San Carlos facility to our headquarters in Redwood City. As part of this plan, we entered into agreements to sell certain laboratory equipment located in our San Carlos facility through an asset auction and as part of the lease assignment of the San Carlos facility to Vaxcyte (see further discussion at Note 13, “Commitments and Contingencies”). These certain items of laboratory equipment met the assets held for sale criteria and were sold during the fourth quarter of 2023. Using a fair value estimate based on Level 3 inputs in the fair value hierarchy, the Company determined that the carrying value of these assets exceeded fair value less costs to sell, which resulted in a write-down of $1.5 million, presented within the asset impairment and other charges line item in the consolidated statements of operations in the year ended December 31, 2023.
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
Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$3,964	$4,594	$4,556
Selling, general and administrative	881	924	846
Total depreciation expense	$4,845	$5,518	$5,402
Goodwill

	December 31,
	2024	2023
Goodwill at beginning of period	$2,463	$3,241
Impairment	—	(778)
Goodwill at end of period	$2,463	$2,463

Goodwill was previously allocated to each of the Company's reporting units. In July 2023, we announced a restructuring of our business and that we are discontinuing investment in certain development programs, primarily in Novel Biotherapeutics. As a result of this plan, the Company determined that a triggering event had occurred that required an interim goodwill impairment test during the third quarter of 2023. The fair value estimate used in the interim goodwill impairment test was primarily based on Level 3 inputs in the fair value hierarchy. Based on the results of the impairment evaluation, the Company determined that the goodwill within the Novel Biotherapeutics reporting unit was impaired, which resulted in a non-cash impairment charge of $0.8 million to write off all of the associated goodwill. The impairment charge is recorded within the asset impairment and other charges in the consolidated statements of operation in the year ended December 31, 2023. Goodwill had a carrying value of $2.5 million as of December 31, 2024 and 2023, respectively.
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued professional and outside service fees	$3,064	$2,330
Accrued purchases	2,908	1,402
Other	251	1,003
Total other accrued liabilities	$6,223	$4,735
Note 9. Stock-based Compensation
Equity Incentive Plans
In August 2024, our Board of Directors (the “Board”) approved the 2024 Employment Inducement Award Plan (the “2024 Inducement Plan”) which provides for the grant of non-qualified stock options, RSAs, restricted stock units (“RSUs”), and performance awards to eligible employees with respect to an aggregate of up to 1,000,000 shares of our common stock.

In January 2023, our Board approved the 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”) which provides for the grant of non-qualified stock options, RSAs, RSUs, performance awards, other stock awards and dividend equivalents to eligible employees with respect to an aggregate of up to 2,000,000 shares of our common stock. In June 2023, the 2022 Inducement Plan was terminated upon the approval of an amendment to the Company's 2019 Incentive Award Plan (the “2019 Plan”) at the Annual Meeting of Stockholders in June 2023 (the “2023 Annual Meeting”).
In 2019, the Board and stockholders approved the 2019 Plan. The 2019 Plan superseded and replaced in its entirety our 2010 Equity Incentive Plan (the “2010 Plan”) which was effective in March 2010, and no further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards thereunder. The 2010 Plan provided for the grant of incentive stock options, non-statutory stock options, RSUs, RSAs, PSUs, PBOs, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants. The 2019 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, RSAs, RSUs, PSUs, PBOs, other stock or cash based awards and dividend equivalents to eligible employees and consultants of the Company or any parent or subsidiary, as well as members of the Board.
The number of shares of our common stock that were initially available for issuance under the 2019 Plan is equal to the sum of (i) 7,897,144 shares, and (ii) any shares subject to awards granted under the 2010 Plan that were outstanding as of April 22, 2019 and thereafter terminate, expire, lapse or are forfeited. In June 2019, 8.1 million shares authorized for issuance under the 2019 Plan were registered under the Securities Act. In April 2023, the Board approved an amendment to the 2019 Plan (the “2019 Amended Plan”) which became effective upon stockholders' approval at the 2023 Annual Meeting. The 2019 Amended Plan included the (i) increase in the number of shares available by 8,000,000 shares, such that an aggregate of 15,897,144 shares are reserved for issuance under the 2019 Amended Plan and any shares subject to awards granted under the 2010 Plan, and (ii) increase in the number of shares that may be granted as incentive stock options under the 2019 Amended Plan such that an aggregate of 22,000,000 shares of common stock may be granted as incentive stock options under the 2019 Amended Plan.
As of December 31, 2024, total shares remaining available for issuance under the 2019 Plan and 2024 Inducement Plan were 3,937,070 shares.
Employee Stock Purchase Plan
In April 2023, the Board approved an employee stock purchase plan (as may be amended from time to time, the “ESPP”) which became effective upon approval at the 2023 Annual Meeting. The ESPP allows eligible employees of the Company to purchase shares of our common stock through payroll deductions. Offering periods are generally over a 24-month period and begin in May and November of each year. The per share purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date. Participant purchases are limited to a maximum of $25,000 of fair value of our stock per calendar year. The Company is authorized to grant up to 2,000,000 shares of common stock under the ESPP. The first offering period of the ESPP commenced in December 2023.
For the year ended December 31, 2024, 263,157 shares of our common stock were purchased under the ESPP. As of December 31, 2024, 1,736,843 shares of common stock were available for future issuance under the ESPP. We recognized $0.3 million of stock-based compensation expenses related to the ESPP for the year ended December 31, 2024. As of December 31, 2024, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $0.6 million and is expected to be recognized over the remaining offering period.
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
No PSUs and PBOs were granted in 2024 and 2023. In 2022, we awarded PSUs (“2022 PSUs”) and PBOs (“2022 PBOs”), each of which commence vesting based upon the achievement of various weighted performance goals, including finance and corporate strategy, performance enzymes and biotherapeutics deliverables, research plans, and organizational development. In the first quarter of 2023, the compensation committee of the Board determined that the 2022 PSUs and 2022 PBOs performance goals had been achieved at 85.0% and 42.5% of the target level, respectively, and recognized stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2022 PSUs and PBOs vested in the first quarter of 2023 and 50% of the shares underlying the 2022 PSUs and PBOs vested in the first quarter of 2024, in each case, subject to the recipient’s continued service on each vesting date.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Costs of product revenue	$429	$354	$452
Research and development	2,928	2,631	3,907
Selling, general and administrative	9,730	6,986	10,172
Total	$13,087	$9,971	$14,531

The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	$6,423	$3,962	$4,167
RSUs and RSAs	4,717	4,447	4,807
PSUs	247	1,649	3,268
PBOs	1,357	$(112)	2,289
ESPP	343	25	—
Total	$13,087	$9,971	$14,531
During the fourth quarter of 2024, we entered into Separation and Consulting Agreements with Sri Ryali, our former Chief Financial Officer, and two other former executives. Under these agreements, the outstanding unvested options and awards for each of the three former executives will continue to vest through the end of their consultancy period, which concludes on February 28, 2025. This modification resulted in a reduction of stock-based compensation expense of $0.4 million recognized in selling, general and administrative expenses during the year ended December 31, 2024.
On June 29, 2024, we entered into an Advisory Services Agreement with a former executive of the Company. Pursuant to the advisory agreement, the exercise period for the former executive’s vested stock options and performance-based options was also extended. This modification resulted in a stock-based compensation expense of $2.0 million recognized in selling, general and administrative expenses during the year ended December 31, 2024.
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
Grant Award Activities:
Stock Option Awards
We estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarizes the weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Year Ended December 31,
	2024	2023	2022
Expected life (years)	5.9	5.8	5.7
Volatility	73.3%	66.2%	62.1%
Risk-free interest rate	3.9%	4.0%	3.1%
Expected dividend yield	0.0%	0.0%	0.0%
The following summarizes the weighted-average assumptions used to estimate the fair value of 20,000 and 50,000 shares of stock options granted to non-employees for services valued at $44 thousand and $0.1 million during the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
	2024	2023
Expected life (years)	5.8	5.8
Volatility	74.7%	70.1%
Risk-free interest rate	4.4%	4.7%
Expected dividend yield	0.0%	0.0%

The weighted average grant date fair value per share of non-employee stock options granted respectively in 2024 and 2023 was $2.19 and $1.05, respectively.
The following tables summarizes stock option activities:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In Thousands)
Outstanding at December 31, 2021	2,935	$8.90
Granted	2,000	$8.90
Exercised	(410)	$2.33
Forfeited/Expired	(275)	$19.01
Outstanding at December 31, 2022	4,250	$8.88
Granted	2,046	$5.23
Exercised	(283)	$1.97
Forfeited/Expired	(839)	$12.08
Outstanding at December 31, 2023	5,174	$7.31
Granted	4,837	$3.08
Exercised	(399)	$3.24
Forfeited/Expired	(484)	$8.75
Outstanding at December 31, 2024	9,128	$5.17

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Outstanding at December 31, 2024	9,128	$5.17	6.3	$8,497
Exercisable at December 31, 2024	2,840	$8.05	4.5	$402
Vested and expected to vest at December 31, 2024	8,508	$5.27	6.2	$7,724
The weighted average grant date fair value per share of employee stock options granted in 2024, 2023, and 2022 were $2.05, $3.31 and $4.99, respectively. The total intrinsic value of options exercised in 2024, 2023, and 2022 were $0.6 million, $0.7 million and $3.1 million, respectively.
As of December 31, 2024, there was $11.3 million of unrecognized stock-based compensation, net of expected forfeitures, related to unvested stock options, which we expect to recognize over a weighted average period of 2.3 years.

Restricted Stock Awards (“RSAs”)
The following table summarizes RSA activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2021	80	$17.53
Granted	159	$7.53
Vested	(58)	$18.42
Non-vested balance at December 31, 2022	181	$8.45
Granted	277	$2.89
Vested	(133)	$9.04
Non-vested balance at December 31, 2023	325	$3.48
Granted	211	$3.32
Vested	(302)	$3.31
Non-vested balance at December 31, 2024	234	$3.56

The total fair value, as of the vesting date, of RSAs vested in fiscal years 2024, 2023 and 2022 were $1.0 million, $0.4 million and $0.5 million respectively.
As of December 31, 2024, there was $0.4 million of unrecognized stock-based compensation cost related to non-vested RSAs, which we expect to recognize over a weighted average period of 0.5 years.
Restricted Stock Units (“RSUs”)
The following table summarizes RSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2021	232	$21.83
Granted	518	$17.46
Vested	(106)	$21.21
Forfeited/Expired	(126)	$19.55
Non-vested balance at December 31, 2022	518	$18.15
Granted	1,049	$5.24
Vested	(204)	$18.42
Forfeited/Expired	(343)	$9.71
Non-vested balance at December 31, 2023	1,020	$7.66
Granted	1,530	$3.08
Vested	(383)	$8.96
Forfeited/Expired	(157)	$4.66
Non-vested balance at December 31, 2024	2,010	$4.16

The total fair value, as of the vesting date, of RSUs vested in fiscal years 2024, 2023 and 2022 were $1.1 million, $1.1 million and $1.8 million respectively.
As of December 31, 2024, there was $4.2 million of unrecognized stock-based compensation cost related to non-vested RSUs, which we expect to recognize over a weighted average period of 1.8 years.

Performance-Contingent Restricted Stock Units (“PSUs”)
The following table summarizes PSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2021	128	$21.24
Granted	686	$9.55
Vested	(107)	$20.52
Forfeited/Expired	(40)	$19.93
Non-vested balance at December 31, 2022	667	$9.41
Vested	(315)	$11.02
Forfeited/Expired	(75)	$12.49
Other	15	$25.05
Non-vested balance at December 31, 2023	292	$7.69
Vested	(248)	$7.69
Forfeited/Expired	(44)	$7.69
Non-vested balance at December 31, 2024	—	$—
The total fair value, as of the vesting date, of PSUs vested in the years ended December 31, 2024, 2023, and 2022 were $0.9 million, $1.6 million, and $2.1 million, respectively.
As of December 31, 2024, there was nil of unrecognized stock-based compensation cost related to non-vested PSUs.
Performance Based Options (“PBOs”)
We estimated the fair value of PBOs using the Black-Scholes-Merton option-pricing model based on the date of grant. No PBOs were granted to employees for their services during the year ended December 31, 2024. The following summarize the weighted-average assumptions used to estimate the fair value of PBOs granted:

Year Ended December 31,
2022
Expected life (years)	5.6
Volatility	54.9%
Risk-free interest rate	1.8%
Expected dividend yield	0.0%

The following tables summarizes PBOs activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Outstanding at December 31, 2021	1,840	$4.11
Granted	733	$9.89
Forfeited/Expired	(747)	$8.29
Outstanding at December 31, 2022	1,826	$4.70
Forfeited/Expired	(178)	$9.73
Outstanding at December 31, 2023	1,648	$5.64
Forfeited/Expired	(73)	$10.23
Outstanding at December 31, 2024	1,575	$5.43

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Exercisable at December 31, 2024	1,575	$10.62	3.4	$114
Vested and expected to vest at December 31, 2024	1,575	$10.62	3.4	$114

The total fair value of exercised PBOs for 2024, 2023 and 2022, was nil.
As of December 31, 2024, there was nil of unrecognized stock-based compensation cost related to non-vested PBOs.
Employee Stock Purchase Plan (“ESPP”)
The fair value of shares to be issued under the ESPP is computed using the Black-Scholes-Merton option pricing model at the commencement of the offering period. The following summarizes the weighted-average assumptions used to estimate the fair value of ESPP for the initial offering period:

	Year Ended December 31,
	2024	2023
Expected life (years)	1.2	0.4
Volatility	89.4%	89.6%
Risk-free interest rate	4.6%	5.3%
Expected dividend yield	0.0%	0.0%

Note 10. Capital Stock
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
No shares of our common stock were issued and sold pursuant to the EDA during the year ended December 31, 2024. During the year ended December 31, 2023, 3,079,421 shares of our common stock were issued and sold pursuant to the EDA. During the year ended December 31, 2023, we received gross proceeds of $8.7 million or $7.9 million in net proceeds after PSC's commissions and direct offering expenses of $0.7 million.
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
During the year ended December 31, 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement. During the year ended December 31, 2024, we received gross proceeds of $31.3 million or $29.7 million in net proceeds after Cantor’s commissions and direct offering expenses of $1.6 million. As of December 31, 2024, $43.7 million remained available for sale under the Cantor Sales Agreement.

Note 11. 401(k) Plan
In January 2005, we implemented a 401(k) Plan covering certain employees. Currently, all of our United States based employees over the age of 18 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation up to a certain annual limit and contribute these amounts to the 401(k) Plan. We may make matching or other contributions to the 401(k) Plan on behalf of eligible employees. We recorded employer matching contributions expense of $1.2 million, $1.4 million, and $1.6 million in the years ended December 31, 2024, 2023, and 2022, respectively.
Note 12. Income Taxes
Our loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(65,231)	$(76,169)	$(33,269)
Foreign	(11)	(2)	(47)
Loss before provision for income taxes	$(65,242)	$(76,171)	$(33,316)

The tax provision for the year ended December 31, 2024 and 2023 consists primarily of current year state and foreign income taxes. The tax provision for the year ended December 31, 2022 consists primarily of taxes attributable to foreign operations. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current provision:
State	$(6)	$27	$141
Foreign	42	42	142
Total current provision	36	69	283
Deferred benefit:
Foreign	(2)	—	(7)
Total deferred benefit	(2)	—	(7)
Provision for income taxes	$34	$69	$276

Reconciliation of the provision for income taxes calculated at the statutory rate to our provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax benefit at federal statutory rate	$(13,701)	$(15,995)	$(6,996)
State taxes	(3,133)	(2,208)	(494)
Research and development credits	(419)	(925)	(1,793)
Foreign operations taxed at different rates	—	—	78
Stock-based compensation	1,930	1,967	239
Other nondeductible items	(108)	438	(238)
Executive compensation	306	152	80
Change in valuation allowance	15,159	16,640	9,400
Provision for income taxes	$34	$69	$276

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$82,925	$72,586
Credits	17,660	16,412
Deferred revenues	48	176
Stock-based compensation	4,786	4,445
Reserves and accruals	2,650	2,774
Property and Equipment	830	457
Intangible assets	244	532
Capital losses	452	424
R&D Capitalization	28,471	26,821
Unrealized gain/loss	2	—
Lease liability	7,445	3,608
Other assets	4,362	2,542
Total deferred tax assets:	149,875	130,777
Valuation allowance	(142,994)	(127,835)
Deferred tax liabilities:
Right-of-use assets	(6,895)	(2,958)
Total deferred tax liabilities:	(6,895)	(2,958)
Net deferred tax liabilities	$(14)	$(16)

ASC 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance against our deferred tax assets. Accordingly, the net deferred tax assets in all our jurisdictions have been fully reserved by a valuation allowance. The net valuation allowance increased by $15.2 million during the year ended December 31, 2024, increased by $16.7 million during the year ended December 31, 2023, and increased by $9.4 million during the year ended December 31, 2022. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
The following table sets forth our federal, state and foreign NOL carryforwards and federal research and development tax credits as of December 31, 2024 (in thousands):

	December 31, 2024
	Amount	Expiration Years
Net operating losses, federal	$182,918	2026-2037
Net operating losses, federal	$158,554	Do not expire
Net operating losses, state	$175,040	2028-2044
Tax credits, federal	$19,073	2024-2044
Tax credits, state	$20,791	Do not expire

Current U.S. federal and California tax laws include substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize NOLs and tax credit carryforwards may be limited as a result of such ownership changes. We performed an analysis in 2024 and determined that there was not a limitation that would result in the expiration of carryforwards before they are utilized.

We apply the provisions of ASC 740 to account for uncertain income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of year	$20,204	$18,571	$15,261
Additions based on tax positions related to current year	1,332	2,164	3,553
Additions to tax position of prior years	82	—	—
Reductions to tax position of prior years	—	(531)	(243)
Balance at end of year	$21,618	$20,204	$18,571

We recognize interest and penalties as a component of our income tax expense. Total interest and penalties recognized in the consolidated statements of operations were $42 thousand, $42 thousand and $42 thousand in 2024, 2023 and 2022, respectively. Total penalties and interest recognized in the balance sheet was $0.6 million, $0.6 million and $0.5 million as of December 31, 2024, 2023 and 2022, respectively. The total unrecognized tax benefits that, if recognized currently, would impact our company’s effective tax rate were $0.3 million as of December 31, 2024, 2023 and 2022. We do not expect any material changes to our uncertain tax positions within the next 12 months. We are not subject to examination by United States federal or state tax authorities for years prior to 2002 and foreign tax authorities for years prior to 2014.
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
We entered into the initial lease with MetLife for our facilities in Redwood City in 2003 and the RWC Lease has been amended multiple times since then to adjust the leased space and terms of the Lease. In December 2024, we entered into a Ninth Amendment to the Lease (the “Ninth Amendment”) with MetLife with respect to the Penobscot Space and the Chesapeake Space to extend the term of the Lease for additional periods. Pursuant to the Ninth Amendment, the term of the lease of for both the Penobscot Space and the Chesapeake Space has been extended through August 2032. We have one (1) option to extend the term of the lease for the Penobscot Space for five (5) years, and one (1) separate option to extend the term of the lease for the Chesapeake Space for five (5) years. The Ninth Amendment provided a net tenant improvement allowance of $3.0 million.
As a result of the lease extension, the Company remeasured the lease liability and adjusted the corresponding right-of-use asset based on the updated lease payments. The impact of this remeasurement, which included a non-cash increase in both the lease liability and right-of-use asset, was recorded as of December 31, 2024.
The tables below show the balance of right-of-use assets and lease obligations as of January 1, 2024 and the balance as of December 31, 2024, including the changes during the period (in thousands):

Right-of-use Assets - Operating Lease, net
Right-of-use assets - Operating leases, net, at January 1, 2024	$13,137
Amortization of right-of-use assets	(3,184)
Addition due to lease modification	18,747
Right-of-use assets - Operating leases, net, at December 31, 2024	$28,700

Lease Obligations - Operating Leases
Lease obligations - Operating leases, net, at January 1, 2024	$16,024
Lease payments	(4,727)
Interest accretion	946
Addition due to lease modification	18,747
Lease obligations - Operating leases, net, at December 31, 2024	$30,990

In July 2023, we announced our plan to consolidate operations from our previous San Carlos facility to our headquarters in Redwood City. On September 1, 2023, the Company entered into an Assignment and Assumption of Lease (the “Assignment Agreement”) with Vaxcyte, Inc. (“Vaxcyte”) to assign to Vaxcyte all of the Company’s right, title and interest in, under and to the San Carlos facility and the related Lease Agreement, dated as of January 29, 2021. On September 6, 2023, the Company, Vaxcyte and ARE-San Francisco No. 63, LLC (“ARE”) entered into a Consent to Assignment and First Amendment pursuant to which ARE consented to the Assignment Agreement and the assignment by the Company and the assumption by Vaxcyte of the Company’s interest as tenant in the lease. The effective date of the assignment was October 1, 2023.
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
As part of the plan, the Company entered into agreements to sell certain laboratory equipment previously located in the San Carlos facility through an asset auction and as part of the lease assignment of the San Carlos facility to Vaxcyte. These certain items of laboratory equipment met the assets held for sale criteria and were sold during the fourth quarter of 2023. Using a fair value estimate based on Level 3 inputs in the fair value hierarchy, the Company determined that the carrying value of these assets exceeds fair value less costs to sell, which resulted in a write-down of $1.5 million, presented within the asset impairment and other charges line item in the consolidated statements of operations in the year ended December 31, 2023.
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of December 31, 2024 and 2023, and are recorded as non-current restricted cash on the consolidated balance sheets.
We are required to restore certain areas of the Redwood City facility that we are renting to its original form. We are expensing the asset retirement obligation over the term of the Redwood City lease. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.3 million as of December 31, 2024 and 2023, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the years ended December 31, 2024 and 2023.
Lease and other information
Lease costs amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease costs	$—	$—	$18
Operating lease cost	4,130	6,310	7,321
Short-term lease costs(1)	—	—	40
Total lease cost(2)	$4,130	$6,310	$7,379

(1) Short-term lease costs on leases with terms of over one month and less than one year.
(2) The Company had no variable lease costs.

Amounts included in the measurement of lease obligations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid:
Operating cash flows from operating leases	$4,727	$9,897	$6,506

			Operating Lease
Other information:
Weighted-average remaining lease term (in years)			7.6
Weighted-average discount rate			7.0%
As of December 31, 2024, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2025	$4,868
2026	5,014
2027	4,053
2028	5,400
2029	5,365
Thereafter	15,695
Total minimum lease payments	40,395
Less: imputed interest	9,405
Lease obligations	$30,990

Reconciliation of operating lease liabilities as shown within the consolidated balance sheets:
Current portion of lease obligations - Operating leases	$2,827
Long-term lease obligations - Operating leases	28,163
Total operating lease liabilities	$30,990

Other Commitments
We enter into supply and service arrangements in the normal course of business. Supply arrangements are primarily for fixed-price manufacture and supply. Service agreements are primarily for the development of manufacturing processes and certain studies. Commitments under service agreements are subject to cancellation at our discretion which may require payment of certain cancellation fees. The timing of completion of service arrangements is subject to variability in estimates of the time required to complete the work. As of December 31, 2024, the future minimum payments that we expect to pay, including potential obligations under services agreements subject to risk of cancellation by us, is minimal.
Credit Facility
On June 30, 2017, we entered into a credit facility (the “Credit Facility”) with Western Alliance Bank consisting of term loans (“Term Debt”) up to $10.0 million, and advances under a revolving line of credit of up to $5.0 million with an accounts receivable borrowing base of 80% of eligible accounts receivable. The right to take draws on the Term Debt expired on December 31, 2022. In March 2023, we terminated the Credit Facility with Western Alliance Bank.
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

We are currently not a party to any material pending litigation or other material legal proceedings that management believes could have a material adverse effect on our financial statements.
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
Note 14. Debt
Innovatus Loan Agreement
On February 13, 2024 (the “Closing Date”), we entered into a five-year term loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), an affiliate of Innovatus Capital Partners, LLC, for an aggregate principal amount of up to $40.0 million and with a maturity date of February 13, 2029 (the “Innovatus Loan”). The Innovatus Loan consists of two tranches, of which the first tranche of $30.0 million was funded on February 13, 2024. We will be eligible to draw down the second tranche of $10.0 million upon achievement of certain milestones including certain pre-specified revenue thresholds and subject to a payment of a facility fee equal to 1.00% of the amount of such term loan.
The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.0% of such rate shall be payable in-kind until the third anniversary of the closing date. The Company is required to make monthly interest-only payments through February 1, 2027 (with the ability to extend the interest-only period through February 1, 2028 upon the achievement of certain pre-specified financial milestones), after which the Company is required to make monthly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. 2.0% of the interest is payable in-kind for the first three years of the term by increasing the principal balance. Prepayments of the loan, in whole or in part, will be subject to an early prepayment fee which ranges between 3.0% and 1.0% and declines each year until the third anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 3.0% of the aggregate principal amount of the tranches funded under the Innovatus Loan.
The Innovatus Loan contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and net product revenue, with the latter beginning with the period ended December 31, 2024. The Innovatus Loan is secured by perfected first priority liens on the Company's assets, and the Loan Agreement includes a negative pledge by the Company which prohibits the Company from permitting liens to be placed upon the Company's intellectual property in favor of any party other than Innovatus.
In connection with the issuance of the Innovatus Loan, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the year ended December 31, 2024 was $3.5 million, and is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given its recent issuance and the interest rate is based on the current prime rate. The effective interest rate for the Innovatus Loan was 13.1% as of December 31, 2024.
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

The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at December 31, 2024 (in thousands):

December 31, 2024
Face value of debt	$30,000
Add: payment in-kind interest	483
Add: amortized exit fee	125
Less: unamortized debt discount	(1,151)
Less: unamortized debt issuance costs	(552)
Total long-term debt	$28,905
The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2025	$—
2026	—
2027	13,264
2028	15,917
2029	2,653
Total principal payments	31,834
Add: amortized exit fee	125
Less: uncapitalized payment in-kind interest	(1,351)
Less: unamortized debt issuance fee	(1,151)
Less: unamortized debt issuance costs	(552)
Total long-term debt	$28,905
Note 15. Segment, Geographical and Other Revenue Information
Segment Information
We previously managed our business as two business segments, Performance Enzymes and Novel Biotherapeutics. During the fourth quarter of 2023, we made changes to the structure of our organization in connection with the restructuring of our business that we announced in July 2023, including the discontinuation of investment in certain development programs, primarily in our biotherapeutics business, consolidation of operations to our Redwood City, California headquarters, and headcount reduction. In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our CEO, our chief operating decision maker (“CODM”), assesses performance and allocates resources. As a result of these changes, our previous Performance Enzymes and Novel Biotherapeutics operating segments were combined into a single reportable segment. We believe that these changes better align internal resources and external go to market activities in order to create a more efficient and effective organizational structure. Under this new organizational and reporting structure, we managed our business as one reportable segment since the fourth quarter of 2023.
Effective October 1, 2023, the Company's operations are managed and reported to the CODM on a consolidated basis. The CODM uses consolidated income (loss) from operations and net income (loss) to assess financial performance and make resource allocation decisions. These financial measures are used by the CODM to balance short-term financial results with long-term strategic goals, guiding the allocation of budget between product costs, research and development, and general, selling and administrative expenses.
As a result of the restructuring of our business, the Company determined that a triggering event had occurred that required an interim goodwill impairment test during the third quarter of 2023. The fair value estimate used in the interim goodwill impairment test was primarily based on Level 3 inputs in the fair value hierarchy. Based on the results of the impairment evaluation, the Company determined that the goodwill within the Novel Biotherapeutics reporting unit was impaired, which resulted in a non-cash impairment charge of $0.8 million to write off all of the associated goodwill. The impairment charge is recorded within asset impairment and other charges in the consolidated statements of operation for the year ended December 31, 2023.

Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues For the Year Ended December 31,
	2024	2023	2022
Customer A	18%	22%	56%
Customer B	13%	*	*
Customer C	10%	*	*
Customer D	10%	*	*
Customer E	*	13%	*
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented are as follows:

	As of December 31,
	2024	2023
Customer B	16%	12%
Customer D	18%	12%
Customer F	12%	*
Customer G	10%	*
Customer H	*	21%
Customer I	*	13%
* Percentage was less than 10%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues
Americas(1)	$21,278	$13,733	$17,000
EMEA(2)(3)	10,359	22,907	56,540
APAC(4)(5)(6)	27,708	33,503	65,050
Total revenues	$59,345	$70,143	$138,590

(1) United States revenue was $21.3 million, $13.7 million, and $17.0 million, for the years ended December 31, 2024, 2023, and 2022, respectively
(2) Ireland revenue was $1.8 million, $0.5 million, and $37.2 million, for the years ended December 31, 2024, 2023, and 2022, respectively
(3) Switzerland revenue was $3.4 million, $11.1 million, and $9.2 million, for the years ended December 31, 2024, 2023, and 2022, respectively
(4) China revenue was $9.8 million, $20.3 million, and $48.6 million, for the years ended December 31, 2024, 2023, and 2022, respectively
(5) India revenue was $7.3 million, $5.7 million, and $8.8 million, for the years ended December 31, 2024, 2023, and 2022, respectively
(6) Singapore revenue was $6.2 million, $2.4 million, and $3.2 million, for the years ended December 31, 2024, 2023, and 2022, respectively
Identifiable long-lived assets by location was as follows (in thousands):

	December 31,
	2024	2023
United States	$43,098	$28,624

Note 16. Restructuring Charges
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. We reviewed the results of management’s assessment with our Audit Committee.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of our code of ethics is available on our principal corporate website at www.codexis.com in the Investors section under “Corporate Governance.”
The information required by this item is incorporated by reference from the information that will be set forth in the 2025 Proxy Statement.
The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, and consultants, and is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as listing standards, applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information that will be set forth in the 2025 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information that will be set forth in the 2025 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information that will be set forth in the 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information that will be set forth in the 2025 Proxy Statement.

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

3.4	Second Amended and Restated Bylaws of Codexis, Inc. effective as of November 7, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2024).

4.1	Reference is made to Exhibits 3.1 through 3.4.

4.2	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012).

4.3
Form of Warrant to Purchase Common Stock for Codexis, Inc., issued pursuant to the Loan and Security Agreement by and between the Company and Innovatus Life Sciences Fund I, LP. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2024).

4.4
Description of Codexis' Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024).

10.1A*	Lease Agreement by and between the Company and Metropolitan Life Insurance Company commencing as of February 1, 2004.

10.1B*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of June 1, 2004.

10.1C*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 9, 2007.

10.1D*	Amendment to Lease Agreement by and between the Company and Metropolitan Life Insurance Company dated as of March 31, 2008.

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

10.1I
Eighth Amendment to Lease, dated as of February 8, 2019, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 8, 2019).

10.1J***	Ninth Amendment to Lease, dated as of December 4, 2024, by and between the Company and Metropolitan Life Insurance Company.

10.2+*	Codexis, Inc. 2010 Equity Incentive Award Plan and Form of Stock Option Agreement.

10.3A+	Codexis, Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

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

Exhibit No.	Description
10.5A+	Codexis, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2023).

10.5B
Amendment to the Codexis, Inc. 2023 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 31, 2024).

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

10.11
Acquisition Agreement by and among the Company, Societé des Produits Nestlé S.A., formerly known as Nestec Ltd. (“Nestlé Health Science”), effective as of December 26, 2023. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024).

10.12A
Lease Agreement by and between the Company and ARE-SAN FRANCISCO NO. 63, LLC dated as of January 29, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 7, 2021).

10.12B
Assignment and Assumption of Lease by and between the Company and Vaxcyte, Inc. dated as of September 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 3, 2023).

Exhibit No.	Description
10.12C
Consent to Assignment and First Amendment to Lease Agreement by and between the Company, Vaxcyte Inc. and ARE-San Francisco No. 63, LLC dated as of September 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 3, 2023).

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

10.15A+
Offer Letter by and between the Company and Sriram Ryali dated as of December 30, 2023 (incorporated by reference to Exhibit 10.23A to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023).

10.15B+
Change in Control Severance Agreement by and between the Company and Sriram Ryali dated January 27, 2023 (incorporated by reference to Exhibit 10.23B to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023).

10.15C+***	Separation and Consulting Agreement by and between the Company and Sriram Ryali dated October 16, 2024.

10.16A
Loan and Security Agreement by and between the Company and Innovatus Life Sciences Fund I, LP., effective as of February 13, 2024 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024).

10.16B
First Amendment to the Loan and Security Agreement, dated May 1, 2024, by and between the Company and Innovatus Life Sciences Fund I, LP. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 8, 2024).

10.16C	Second Amendment to the Loan and Security Agreement, dated December 20, 2024, by and between the Company and Innovatus Life Sciences Fund I, LP.

10.17+	Codexis, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-281429) filed with the SEC on August 9, 2024).

10.18A+
Offer Letter by and between the Company and Georgia Erbez, dated as of September 30, 2024. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 31, 2024).

10.18B+
Change in Control Severance Agreement by and between the Company and Georgia Erbez, dated as of September 30, 2024. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 31, 2024).

10.19A+
Offer Letter by and between the Company and Alison Moore, dated as of September 30, 2024. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 31, 2024).

10.19B+
Change in Control Severance Agreement by and between the Company and Alison Moore, dated as of September 30, 2024. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 31, 2024).

19.1	Codexis Insider Trading Policy effective as of May 9, 2024

23.1	Consent of KPMG LLP, independent registered public accounting firm.

Exhibit No.	Description

23.2	Consent of BDO USA, P.C., independent registered public accounting firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

97.1	Codexis, Inc. Clawback Policy effective as of August 24, 2023

101
The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (vi) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, December 31, 2023 and December 31, 2022 and (vii) Notes to Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.
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

CODEXIS, INC.

Date:	February 27, 2025	By:	/s/ Stephen Dilly
Chairman of the Board of Directors, President, and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Stephen Dilly and Georgia Erbez, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE		DATE

/s/ Stephen Dilly	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	Date:	February 27, 2025
Stephen Dilly

/s/ Georgia Erbez	Chief Financial Officer (Principal Financial and Accounting Officer)	Date:	February 27, 2025
Georgia Erbez

/s/ Raymond De Vré	Director	Date:	February 27, 2025
Raymond De Vré

/s/ Byron L. Dorgan	Director	Date:	February 27, 2025
Byron L. Dorgan

/s/ Esther Martinborough	Director	Date:	February 27, 2025
Esther Martinborough

/s/ H. Stewart Parker	Director	Date:	February 27, 2025
H. Stewart Parker

/s/ Christos Richards	Director	Date:	February 27, 2025
Christos Richards

/s/ Rahul Singhvi	Director	Date:	February 27, 2025
Rahul Singhvi

/s/ David V. Smith	Director	Date:	February 27, 2025
David V. Smith

/s/ Dennis P. Wolf	Director	Date:	February 27, 2025
Dennis P. Wolf