Form 10-Q
period 2025-03-31
CODEXIS, INC.
filed 2025-05-14
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2025, there were 82,844,849 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2025

“Codexis,” the Codexis logo, ECO Synthesis, and other trademarks or service marks of Codexis, Inc., appearing in this Quarterly Report on Form 10-Q are the property of Codexis, Inc. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$18,319	$19,264
Restricted cash, current	504	503
Short-term investments	41,462	54,194
Financial assets:
Accounts receivable	6,442	11,920
Contract assets	1,788	4,375
Unbilled receivables	3,406	2,751
Total financial assets	11,636	19,046
Less: allowances	(49)	(162)
Total financial assets, net	11,587	18,884
Inventories	1,781	1,799
Prepaid expenses and other current assets	4,155	4,128
Total current assets	77,808	98,772
Restricted cash	1,062	1,062
Investment in non-marketable equity securities	2,798	2,798
Right-of-use assets - Operating leases, net	27,986	28,700
Property and equipment, net	15,803	14,197
Goodwill	2,463	2,463
Other non-current assets	967	1,019
Total assets	$128,887	$149,011
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,046	$2,838
Accrued compensation	6,387	11,410
Other accrued liabilities	5,117	6,223
Current portion of lease obligations - Operating leases	2,913	2,827
Deferred revenue	438	350
Total current liabilities	20,901	23,648
Deferred revenue, net of current portion	490	100
Long-term lease obligations - Operating leases	27,398	28,163
Long-term debt	29,186	28,905
Other long-term liabilities	1,283	1,268
Total liabilities	79,258	82,084
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 82,841 shares and 81,850 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	633,101	629,673
Accumulated other comprehensive income	14	52
Accumulated deficit	(583,494)	(562,806)
Total stockholders' equity	49,629	66,927
Total liabilities and stockholders' equity	$128,887	$149,011

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product revenue	$6,059	$9,551
Research and development revenue	1,484	7,522
Total revenues	7,543	17,073
Costs and operating expenses:
Cost of product revenue	2,732	4,855
Research and development	12,942	11,246
Selling, general and administrative	12,355	12,860
Total costs and operating expenses	28,029	28,961
Loss from operations	(20,486)	(11,888)
Interest income	751	909
Interest and other expense, net	(942)	(516)
Loss before income taxes	(20,677)	(11,495)
Provision for income taxes	11	10
Net loss	$(20,688)	$(11,505)

Net loss per share, basic and diluted	$(0.25)	$(0.16)
Weighted average common stock shares used in computing net loss per share, basic and diluted	82,410	69,854

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(20,688)	$(11,505)
Other comprehensive loss:
Unrealized loss on available-for-sale short-term investments, net of tax	(38)	(16)
Comprehensive loss	$(20,726)	$(11,521)

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2025	Shares	Amount
Balance as of January 1, 2025	81,850	$8	$629,673	$52	$(562,806)	$66,927
Issuance of common stock upon exercise of stock options	339	—	1,049	—	—	1,049
Issuance of common stock upon release of stock awards	652	—	—	—	—	—
Stock-based compensation	—	—	2,379	—	—	2,379
Net loss	—	—	—	—	(20,688)	(20,688)
Other comprehensive loss	—	—	—	(38)	—	(38)
Balance as of March 31, 2025	82,841	$8	$633,101	$14	$(583,494)	$49,629

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2024	Shares	Amount
Balance as of January 1, 2024	69,905	$7	$584,138	$—	$(497,530)	$86,615
Issuance of common stock upon exercise of stock options	73	—	143	—	—	143
Issuance of common stock upon release of stock awards	576	—	—	—	—	—
Issuance of common stock warrants in connection with debt issuance	—	—	859	—	—	859
Stock-based compensation	—	—	3,171	—	—	3,171
Net loss	—	—	—	—	(11,505)	(11,505)
Other comprehensive loss	—	—	—	(16)	—	(16)
Balance as of March 31, 2024	70,554	$7	$588,311	$(16)	$(509,035)	$79,267

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(20,688)	$(11,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,195	1,252
Reduction in the carrying amount of right-of-use assets	714	773
Stock-based compensation	2,379	3,171
Provision (recovery) for credit losses	(113)	—
Non-cash interest expense	281	82
Amortization of discount on short-term investments	(330)	(41)
Other non-cash items	(3)	(10)
Changes in operating assets and liabilities:
Financial assets	7,426	5,571
Inventories	18	244
Prepaid expenses and other assets	31	(146)
Accounts payable	2,065	(2,038)
Accrued compensation and other accrued liabilities	(6,501)	(3,875)
Other long term liabilities	(750)	(996)
Deferred revenue	478	(271)
Net cash used in operating activities	(13,798)	(7,789)
Investing activities:
Purchase of property and equipment	(1,256)	(1,130)
Proceeds from sale of property and equipment	1	11
Purchases of short-term investments	(10,326)	(27,444)
Proceeds from maturity of short-term investments	23,350	—
Net cash provided by (used in) investing activities	11,769	(28,563)
Financing activities:
Proceeds from exercises of stock options	1,098	281
Costs incurred in connection with equity sales agreements	(13)	(60)
Proceeds from long-term debt	—	29,521
Payment of debt issuance costs	—	(461)
Net cash provided by financing activities	1,085	29,281
Net decrease in cash, cash equivalents and restricted cash	(944)	(7,071)
Cash, cash equivalents and restricted cash at the beginning of the period	20,829	66,697
Cash, cash equivalents and restricted cash at the end of the period	$19,885	$59,626

Supplemental disclosure of cash flow information:
Interest paid	$432	$147
Income taxes paid	$—	$17
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,073	$371

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of March 31, 2025 and 2024 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	March 31,
	2025	2024
Cash and cash equivalents	$18,319	$58,046
Restricted cash, current and non-current	1,566	1,580
Total cash, cash equivalents and restricted cash	$19,885	$59,626

This table excludes short-term investments of $41.5 million and $27.5 million as of March 31, 2025 and 2024, respectively. Total cash, cash equivalents, and short-term investments as of March 31, 2025 and 2024 were $59.8 million and $85.5 million, respectively.

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
The Company's operations are managed and reported to the Chief Executive Officer (“CEO”), our chief operating decision maker (“CODM”), on a consolidated basis as one reportable segment.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K and are updated below as necessary. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2024.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2025 and results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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

We carry these short-term investments at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for the changes in allowance for expected credit losses, which are included in “Interest and other expense, net” in the unaudited condensed consolidated statements of operations. We determine any realized gains or losses on the sale of short-term investments on a specific identification method, and we record such gains and losses as a component of “Interest income” in the unaudited condensed consolidated statements of operations.
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
Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU require public companies, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The standard was adopted beginning January 1, 2025 on a prospective basis. ASU No. 2023-09 will become effective in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and we are continuing to evaluate whether adoption of this standard will have a material impact on our unaudited condensed consolidated financial statements and related disclosures.
Aside from the recently adopted accounting pronouncements described above and recently issued accounting pronouncements not yet adopted and described below, there were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2025, that are of significance or potential significance to us.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in the ASU will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date” to clarify the effective date for non-calendar year-end entities. This guidance is effective for the Company for fiscal years beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
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

Disaggregated information is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Primary geographical markets:
EMEA	$3,919	$2,572
Americas	2,088	7,244
APAC	1,536	7,257
Total revenues	$7,543	$17,073

Contract Balances
The following table presents balances of contract assets, unbilled receivables, and contract liabilities (in thousands):

	March 31, 2025	December 31, 2024
Contract assets	$1,788	$4,375
Unbilled receivables	$3,849	$3,208
Contract liabilities: deferred revenue	$928	$450

We had no asset impairment charges related to financial assets in the three months ended March 31, 2025 and 2024.
The decrease in contract assets was primarily due to decreases in product revenue from contracts subject to over time revenue recognition. The increase in unbilled receivables was primarily due to the timing of billings. The increase in deferred revenue was primarily due to the timing of recognition of revenue.
As of March 31, 2025, we have $3.4 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.4 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets. As of December 31, 2024, we had $2.8 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.5 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets.
We recognized the following revenues (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period for:	2025	2024
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$250	$371
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	387	189
Performance obligations satisfied from new activities in the period - contract revenue	6,906	16,513
Total revenues	$7,543	$17,073

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2025.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of March 31, 2025 (in thousands):

	Remainder of 2025	2026	2027	2028 and Thereafter	Total
Product revenue	$428	$140	$40	$320	$928

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Shares issuable under the Equity Incentive Plan and ESPP(1)	13,800	13,105
Warrants(2)	424	424
Total potentially dilutive securities	14,224	13,529

(1) Included 386,635 and 568,224 of anti-dilutive potential common shares from ESPP for the three months ended March 31, 2025 and 2024, respectively.
(2) Pertains to the warrants issued in connection with the Innovatus Loan. For additional information, see Note 11, “Debt.”
Note 5. Investments in Non-Marketable Securities
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable market value and primarily relate to our investments in seqWell Inc. (“seqWell”) and other investments in non-marketable equity securities. These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy when we estimate the fair value of these investments using the observable transaction price paid by third party investors for the same or similar security of the same issuers. The fair value of non-marketable equity securities are classified within Level 3 when we estimate fair value using unobservable inputs such as when we remeasure due to impairment and we use discount rates, market data of comparable companies, and rights and obligations of the securities the Company holds, among others. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of interest and other expense, net in the unaudited condensed consolidated statements of operations.
There was no remeasurement event for our investments in non-marketable equity securities that occurred during the three months ended March 31, 2025 and 2024. We recognized no realized gains or losses during the three months ended March 31, 2025 and 2024.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	March 31, 2025	December 31, 2024
seqWell	$2,416	$2,416
Other investments in non-marketable equity securities	382	382
Total non-marketable equity securities	$2,798	$2,798

Note 6. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$4,391	$—	$—	$4,391	$4,391	$—
Level 1:
Money market funds	6,209	—	—	6,209	6,209	—
Level 2(1):
Commercial paper	15,123	2	(2)	15,123	7,719	7,404
Corporate debt	11,244	2	(8)	11,238	—	11,238
U.S. agency securities	1,995	1	—	1,996	—	1,996
U.S. treasury securities	20,805	19	—	20,824	—	20,824
Subtotal	49,167	24	(10)	49,181	7,719	41,462
Total	$59,767	$24	$(10)	$59,781	$18,319	$41,462

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$3,284	$—	$—	$3,284	$3,284	$—
Level 1:
Money market funds	15,980	—	—	15,980	15,980	—
Level 2(1):
Commercial paper	6,768	1	—	6,769	—	6,769
Corporate debt	17,187	8	(15)	17,180	—	17,180
U.S. agency securities	1,989	2	—	1,991	—	1,991
U.S. treasury securities	28,198	56	—	28,254	—	28,254
Subtotal	54,142	67	(15)	54,194	—	54,194
Total	$73,406	$67	$(15)	$73,458	$19,264	$54,194

(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments uses inputs that are either directly or indirectly observable for the asset through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of March 31, 2025 and December 31, 2024, the contractual maturity of all investments held was less than one year.
During the three months ended March 31, 2025 and 2024, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.
Note 7. Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Work in process	$—	$29
Finished goods	1,781	1,770
Total inventories	$1,781	$1,799

Prepaid expenses and other current assets
As of March 31, 2025, prepaid expenses and other current assets consisted of prepaid expenses of $3.7 million and other current assets of $0.5 million. As of December 31, 2024, prepaid expenses and other current assets consisted of prepaid expenses of $3.7 million and other current assets of $0.5 million.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$36,198	$35,949
Leasehold improvements	14,256	12,159
Computer equipment and software	2,534	2,459
Office equipment and furniture	1,164	1,124
Construction in progress	3,223	3,441
Property and equipment	57,375	55,132
Less: accumulated depreciation and amortization	(41,572)	(40,935)
Property and equipment, net	$15,803	$14,197

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$946	$1,032
Selling, general and administrative	212	220
Total depreciation expense	$1,158	$1,252

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued purchases	$2,544	$2,908
Accrued professional and outside service fees	2,396	3,064
Other	177	251
Total other accrued liabilities	$5,117	$6,223

Note 8. Stock-based Compensation
Employee Stock Purchase Plan
In April 2023, our Board of Directors approved an employee stock purchase plan (as may be amended from time to time, the “ESPP”) which became effective upon approval at the 2023 Annual Meeting. The ESPP allows eligible employees of the Company to purchase shares of our common stock through payroll deductions. Offering periods are generally over a 24-month period and begin in May and November of each year. The per share purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date. Participant purchases are limited to a maximum of $25,000 of fair value of our stock per calendar year. The Company is authorized to grant up to 2,000,000 shares of common stock under the ESPP. The first offering period of the ESPP commenced in December 2023.
No shares of our common stock were purchased under the ESPP during the three months ended March 31, 2025 and 2024. As of March 31, 2025, 1,736,843 shares of common stock were available for future issuance under the ESPP. We recognized $0.1 million of stock-based compensation expenses related to the ESPP for each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $0.4 million and is expected to be recognized over the remaining offering period.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of product revenue	$61	$115
Research and development	665	820
Selling, general and administrative	1,653	2,236
Total	$2,379	$3,171

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$1,355	$1,514
RSUs and RSAs	919	1,317
Performance-contingent restricted stock units (“PSUs”)	—	247
Performance based options (“PBOs”)	—	16
ESPP	105	77
Total	$2,379	$3,171

As of March 31, 2025, unrecognized stock-based compensation expense, net of expected forfeitures, was $12.3 million related to unvested stock options and $5.6 million related to unvested RSUs and RSAs. Stock-based compensation expense for these awards will be recognized through 2029.
Note 9. Capital Stock
Exercise of Options
For the three months ended March 31, 2025 and March 31, 2024, we issued 339,142 and 72,856 shares, respectively, upon option exercises at a weighted-average exercise price of $3.09 and $1.97 per share, respectively, with net cash proceeds of $1.0 million and $0.1 million, respectively.
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
We were not required to sell any shares at any time during the term of the EDA. On April 24, 2024, we terminated the EDA. No shares of our common stock were issued and sold pursuant to the EDA during the three months ended March 31, 2024.

On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the third quarter of 2024, and we received net proceeds of $29.7 million after Cantors’ commissions and direct offering expenses.
During the three months ended March 31, 2025, no shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement. As of March 31, 2024, $43.7 million remained available for sale under the Cantor Sales Agreement.
Note 10. Commitments and Contingencies
Lease and other information
The Company has entered into operating leases primarily for office and laboratory space. Lease costs amounts included in the measurement of lease obligations and other information related to non-cancellable operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost(1)	$1,243	$1,032

(1) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	7.6 years
Weighted-average discount rate	7.0%

	Three Months Ended March 31,
Cash paid (in thousands):	2025	2024
Operating cash flows from operating leases	$1,208	$1,173

As of March 31, 2025, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2025 (remaining 9 months)	$3,660
2026	5,014
2027	4,053
2028	5,400
2029	5,365
Thereafter	15,695
Total minimum lease payments	39,187
Less: imputed interest	8,876
Lease obligations	$30,311

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets (in thousands):
Current portion of lease obligations - Operating leases	$2,913
Long-term lease obligations - Operating leases	27,398
Total operating lease liabilities	$30,311

Other Commitments
We enter into supply and service arrangements in the normal course of business. Supply arrangements are primarily for fixed-price manufacture and supply. Service agreements are primarily for the development of manufacturing processes and certain studies. Commitments under service agreements are subject to cancellation at our discretion which may require payment of certain cancellation fees. The timing of completion of service arrangements is subject to variability in estimates of the time required to complete the work. As of March 31, 2025, the future minimum payments that we expect to pay, including potential obligations under services agreements subject to risk of cancellation by us, is minimal.
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
The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.0% of such rate shall be payable in-kind until the third anniversary of the Closing Date. The Company is required to make monthly interest-only payments through February 1, 2027, with the ability to extend the interest-only period through February 1, 2028 upon the achievement of certain pre-specified financial milestones. Following the interest-only period, the Company is required to make monthly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. For the first three years of the term, 2.0% of the interest is payable in-kind by increasing the principal balance. Prepayments of the loan, in whole or in part, will be subject to an early prepayment fee which ranges between 3.0% and 1.0% and declines each year until the third anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 3.0% of the aggregate principal amount of the tranches funded under the Innovatus Loan.
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
In connection with the issuance of the Innovatus Loan, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million during the first quarter of 2024. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the three months ended March 31, 2025 and 2024 was $0.9 million and $0.5 million, respectively, and is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given its recent issuance and the interest rate is based on the current prime rate. The effective interest rate for the Innovatus Loan was 13.1% as of March 31, 2025.
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
The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at March 31, 2025 (in thousands):

March 31, 2025
Face value of debt	$30,000
Add: payment in-kind interest	634
Add: amortized exit fee	166
Less: unamortized debt issuance cost	(523)
Less: unamortized debt discount	(1,091)
Total long-term debt	$29,186

The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2025	$—
2026	—
2027	13,264
2028	15,917
2029	2,653
Total principal payments	31,834
Add: amortized exit fee	166
Less: uncapitalized payment in-kind interest	(1,200)
Less: unamortized debt issuance cost	(523)
Less: unamortized debt discount	(1,091)
Total long-term debt	$29,186
Note 12. Segment, Geographical and Other Revenue Information
Segment Information
We manage our business as one reportable segment. The Company's operations are managed and reported to the CODM on a consolidated basis. The CODM uses consolidated income (loss) from operations and net income (loss) to assess financial performance and make resource allocation decisions. These financial measures are used by the CODM to balance short-term financial results with long-term strategic goals, guiding the allocation of budget between product costs, research and development expenses, and general, selling and administrative expenses.
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended March 31,
	2025	2024
Customer A	34%	*
Customer B	17%	10%
Customer C	15%	15%
Customer D	*	35%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	March 31, 2025	December 31, 2024
Customer C	39%	16%
Customer E	36%	18%
Customer F	*	12%
Customer G	*	10%
* Percentage was less than 10%
Identifiable long-lived assets by location was as follows (in thousands):

	March 31, 2025	December 31, 2024
United States	$43,952	$43,098

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025 (the “Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A: “Risk Factors” of our Annual Report, and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Business Overview
We are a leading provider of enzymatic solutions for efficient and scalable therapeutics manufacturing, and we leverage our proprietary CodeEvolver directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. We focus on leveraging our technology and capacity to enhance the properties and performance of enzymes to drive pivotal improvements in manufacturing of complex therapeutics across two key focus areas: our foundational, revenue-generating pharma biocatalysis business and our Enzyme-Catalyzed Oligonucleotide (ECO) Synthesis™ (“ECO Synthesis™”) manufacturing platform, which is comprised of enzymatic tools, and processes, designed to enable large-scale manufacture of RNA interference (“RNAi”) therapeutics. In July 2023, we announced that we discontinued investment in certain development programs, primarily in our novel biotherapeutics business segment. As part of this strategic prioritization, during 2024 we completed the divestiture and monetization of certain biotherapeutics assets as well as certain non-core life science assets, including in genomics and next generation sequencing applications.
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
As of March 31, 2025, we manage our business as one business segment. For additional information, see Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Recent Developments
Strengthened Board of Directors with new appointments

We announced the appointment of Christos Richards to our Board of Directors on January 16, 2025, followed by the appointment of Cynthia Collins on March 28, 2025.

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues:
Product revenue	$6,059	$9,551	$(3,492)	(37)%
Research and development revenue	1,484	7,522	(6,038)	(80)%
Total revenues	7,543	17,073	(9,530)	(56)%
Costs and operating expenses:
Cost of product revenue	2,732	4,855	(2,123)	(44)%
Research and development	12,942	11,246	1,696	15%
Selling, general and administrative	12,355	12,860	(505)	(4)%
Total costs and operating expenses	28,029	28,961	(932)	(3)%
Loss from operations	(20,486)	(11,888)	(8,598)	72%
Interest income	751	909	(158)	(17)%
Interest and other expense, net	(942)	(516)	(426)	83%
Loss before income taxes	(20,677)	(11,495)	(9,182)	80%
Provision for income taxes	11	10	1	10%
Net loss	$(20,688)	$(11,505)	$(9,183)	80%

Revenues
Our revenues consisted of product revenue and research and development revenue as follows:
•Product revenue consists of sales of biocatalysts used in the manufacture of small molecule active pharmaceutical intermediaries, enzymes such as dsRNA ligase used in the manufacture of siRNA molecules, enzymes for the molecular biology and diagnostic markets, and Codex™ biocatalyst panels and kits.
•Research and development revenue includes license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
Revenues are as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Product revenue	$6,059	$9,551	$(3,492)	(37)%
Research and development revenue	1,484	7,522	(6,038)	(80)%
Total revenues	$7,543	$17,073	$(9,530)	(56)%

Revenues typically fluctuate on a quarterly basis due to the variability in our customers' manufacturing schedules and the timing of our customers’ clinical trials. In addition, we have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the commercial scale manufacturing of the enzymes used in our pharma biocatalysis, ECO and molecular biology and diagnostics enzymes businesses.
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
Total revenues decreased by $9.5 million to $7.5 million in the three months ended March 31, 2025 compared to the same period in 2024, or 56%.
Product revenue decreased by $3.5 million to $6.1 million in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to lower sales of enzymes used in the manufacture of branded pharmaceutical products.
Research and development revenue decreased by $6.0 million to $1.5 million in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to $6.0 million lower revenue from our licensing agreement with Roche Sequencing Solutions, Inc. entered into in February 2024 and $0.6 million lower revenue from legacy collaboration agreements being recognized in 2025 as compared to the same period in 2024. These were partially offset by $0.6 million higher revenue from existing collaboration agreements.
Cost and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, and selling, general and administrative expense from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Cost of product revenue	$2,732	$4,855	$(2,123)	(44)%
Research and development	12,942	11,246	1,696	15%
Selling, general and administrative	12,355	12,860	(505)	(4)%
Total costs and operating expenses	$28,029	$28,961	$(932)	(3)%

Cost of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Product revenue	$6,059	$9,551	$(3,492)	(37)%
Cost of product revenue(1)	2,732	4,855	(2,123)	(44)%
Product gross profit	$3,327	$4,696	$(1,369)	(29)%
Product gross margin (%)(2)	55%	49%

(1) Cost of product revenue consists of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue decreased by $2.1 million in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a lower volume of product sales as compared to the same period in 2024. Product gross margin increased to 55% in the three months ended March 31, 2025 compared to 49% in the three months ended March 31, 2024, primarily due to variability in the product mix.
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
Research and development expenses were $12.9 million in the first quarter of 2025, an increase of $1.7 million, or 15%, from $11.2 million in the first quarter of 2024. This increase was primarily due to $0.8 million in higher allocable costs, $0.5 million increase in costs associated with higher headcount and $0.3 million in higher lab supplies expense.
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
Selling, general and administrative expenses were $12.4 million in the first quarter of 2025, a decrease of $0.5 million, or 4%, compared to $12.9 million in the first quarter of 2024. This decrease was primarily due to $0.7 million in lower legal fees, $0.6 million in lower stock-based compensation expense, and $0.3 million in lower allocable costs. These were partially offset by a $1.1 million increase in costs associated with higher headcount.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Interest income	$751	$909	$(158)	(17)%
Interest and other expense, net	(942)	(516)	(426)	83%
Total other income (expense), net	$(191)	$393	$(584)	(149)%

Interest Income
Interest income decreased by $0.2 million in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to lower average cash, cash equivalents and short-term investments balances.

Interest and Other Expense, net
Interest and other expense, net, increased by $0.4 million in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to interest related to long-term debt.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Provision for income taxes	$11	$10	$1	10%

The provision for income taxes for the three months ended March 31, 2025 and 2024, was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for the three months ended March 31, 2025 was $20.7 million, or a net loss per basic and diluted share of $0.25. This compared to a net loss of $11.5 million, or a net loss per basic and diluted share of $0.16 for the three months ended March 31, 2024. The increase in net loss is primarily related to lower product revenues and research and development revenues, partially offset by lower cost of product revenue.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. In addition, pursuant to the Loan Agreement with Innovatus, an affiliate of Innovatus Capital Partners, LLC, we borrowed $30.0 million from Innovatus, as Lender, on February 13, 2024 and may become eligible to borrow up to an additional $10.0 million upon the achievement of certain financial milestones. The Loan Agreement provides for an aggregate principal amount of up to $40.0 million and with a maturity date of February 13, 2029 (the “Innovatus Loan”). We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks.
Our primary uses of capital for the foreseeable future, including the next 12 months, are for compensation and related expenses, research and development expenses including manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs.
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$18,319	$19,264
Short-term investments	$41,462	$54,194
Working capital	$56,907	$75,124
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
On May 2, 2024, we entered into the Cantor Sales Agreement with Cantor, under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the third quarter of 2024, and we received net proceeds of $29.7 million after Cantor’s commissions and direct offering expenses.
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

Cash Flows
The following is a summary of cash flows for three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(13,798)	$(7,789)
Net cash provided by (used in) investing activities	11,769	(28,563)
Net cash provided by financing activities	1,085	29,281
Net decrease in cash, cash equivalents and restricted cash	$(944)	$(7,071)

Cash Flows from Operating Activities
The $6.0 million increase in net cash used in operations for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to the net effect of decreases in cash received from revenue, increases in cash paid for operating expenses and changes in operating assets and liabilities.
Cash Flows from Investing Activities
The $40.3 million increase in net cash provided by investing activities for the three months ended March 31, 2025 as compared to the same period in 2024, was primarily due to proceeds from maturity of short-term investments in the first quarter of 2025 offset by cash utilized for purchase of short-term investments.
Cash Flows from Financing Activities
The $28.2 million decrease in net cash provided by financing activities for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to proceeds from the Innovatus Loan in February 2024 that did not reoccur in 2025.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2025 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report.
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $59.8 million as of March 31, 2025. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2025, the effect of a hypothetical 10% decrease in market interest rates would have a $0.2 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At March 31, 2025, we had $30.6 million principal amount outstanding under the Innovatus Loan. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the Closing Date. An immediate 10% change in the prime interest rate would result in a $0.2 million impact on our results of operations over the next twelve months from March 31, 2025.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in Interest and other expense, net, a component in our condensed consolidated statements of operations and in the fair value of the assets in the condensed consolidated balance sheets. As of March 31, 2025, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our condensed consolidated statements of operations and a reduction in the fair value of the assets of approximately $40 thousand.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2025 at a reasonable assurance level.
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
•Therapeutics development programs are highly regulated and expensive, and our enzyme products are complex and subject to quality control requirements. The ability of our customers, future customers or collaborators, including any company developing RNAi and other RNA-based therapeutics, to advance product candidates utilizing our products to clinical trials and to ultimately receive regulatory approvals is highly uncertain.
•We believe that our products are exempt from Food, Drug, and Cosmetic Act (“FDCA”) requirements, but FDA or other regulators may disagree and find that our products are subject to such requirements.
•We are dependent on a limited number of customers.
•Some of our product supply agreements with customers have finite duration and may not be extended or renewed.
•The demand for our products depends in part on our customers' research and development and the clinical and market success of their products.
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
•International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business.
•Business interruptions resulting from political events, disasters or other disturbances could delay us in the process of developing our products and could disrupt our sales.

Risks Related to Our Business and Strategy
We have a history of net losses and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including losses of $65.3 million, $76.2 million, and $33.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $20.7 million and $11.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $583.5 million and $562.8 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharma biocatalysis business, increase sales of existing products and services, develop and commercialize our ECO Synthesis manufacturing platform, develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GlaxoSmithKline plc (“GSK”), Merck Sharp & Dohme (“Merck”), Novartis Pharma AG (“Novartis”), Nestlé Health Science (“Nestlé”), Aldevron LLC, Roche Sequencing Solutions, Inc., Crosswalk Therapeutics and Alphazyme LLC, provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the three months ended March 31, 2025 and 2024, customers that each individually contributed 10% or more of our total revenue accounted for 66% and 60% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.
Some of our product supply agreements with customers, if in place, have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. Additionally, some customers order our products on a quote and purchase order basis under standard terms and conditions, with no guarantee of future orders. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the three months ended March 31, 2025, we derived a majority of our product revenue from these product supply agreements.
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
A portion of our revenue is derived from customers whose funding is partially dependent on both the level and timing of funding from government sources, which funding can be difficult to forecast. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenue may be adversely affected if our customers delay or limit purchases as a result of uncertainties surrounding the approval of government budget proposals, including reduced allocations to government agencies that fund research and development activities. If government proposals to reduce or eliminate budgetary deficits result in reduced allocations to government agencies that fund research and development activities, our results of operations may be materially adversely affected.
With respect to customers purchasing our products for the manufacture of APIs for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition or results of operations.
With respect to customers purchasing our products for the manufacture of API, or to lead to the manufacture of API, for which exclusivity due to patent protection has or is about to expire, we can expect that the quantity of our products sold to such customers for such products may decline as generic competition for the API increases. While we anticipate that we may, in some cases, also be able to sell products to these generic competitors for the manufacture of these APIs, or lead to the manufacture of these APIs, the overall effect on our revenues, financial condition and results of operations could be materially adverse.

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
We manufacture our enzymes primarily in four locations: our in-house facility in Redwood City, California, and at three third-party contract manufacturing organizations (“CMOs”): Lactosan in Kapfenberg, Austria, ACS Dobfar S.p.A. (“ACSD”) (formerly known as DPhar S.p.A) in Anagni, Italy, and Sekisui Diagnostics in Maidstone, United Kingdom. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and life sciences businesses.
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
Other challenges with a new technology such as our ECO Synthesis manufacturing platform include having an unknown and unproven development and regulatory path, uncertainty around the value that we can realize from the technology, uncertainty around the timeline for adoption of the technology by customers, and uncertainty around our ability to secure supply of necessary materials or to manufacture at GMP at scale and partner with customers on manufacturing and utilizing the technology. We may also be unable to achieve the expected benefits of the ECO Synthesis manufacturing platform in a timely manner, or at all.
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
We are aware that other companies, including Ginkgo Bioworks, BRAIN Biotech AG, and Enzymicals AG, have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Some companies, including Biomatter Designs, Arzeda Corp., and Enzymaster, leverage predictive computational algorithms to guide enzyme engineering efforts. In addition, academic institutions such as the California Institute of Technology, University of Washington, University of Manchester, and the Austrian Centre of Industrial Biotechnology are also working in this field. Technological development by others may result in our technology, products and services, as well as products developed by our customers using our biocatalysts, becoming obsolete.
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
The market for the manufacture and supply of APIs and intermediates is large with many established companies. These companies include many of our large innovator and generic pharmaceutical customers, such as Merck, GSK, Novartis, Pfizer Inc., Bristol-Myers Squibb, Kyorin Pharmaceutical Corporation, and Teva Pharmaceuticals, which have significant internal research and development efforts directed at developing processes to manufacture APIs and intermediates. The processes used by these companies include classical conventional organic chemistry reactions, chemo catalytic reactions, biocatalytic reactions or combinations thereof. Our biocatalytic based manufacturing processes must compete with these internally developed routes. Additionally, we also face competition from companies developing and marketing conventional catalysts such as Solvias Inc., BASF and Takasago International Corporation.

The market for supplying enzymes for use in pharma biocatalysis is fragmented. There is competition from large industrial enzyme companies, such as Novozymes and DuPont, as well as subsidiaries of larger contract research/CMOs, such as DSM-Firmenich AG, Cambrex Corporation, Lonza Group, WuXi STA and Almac Group Ltd. Some fermentation pathway design companies, like Ginkgo Bioworks, whose traditional focus has been to design microorganisms that express small molecule chemicals, could extend into designing organisms that express enzymes. There is also competition in the enzyme customization and optimization area from several smaller companies, such as BRAIN Biotech AG, Arzeda Corp., and c-LEcta GmbH.
We face competitive challenges related to our ECO Synthesis manufacturing platform. The current industry standard for manufacturing RNAi therapeutics is a well-established, chemical-based method, solid-phase oligonucleotide synthesis, utilizing phosphoramidite chemistry. Primary competitors in this space include CDMOs, such as Agilent Technologies, which has made significant capital investment to expand their RNA manufacturing capabilities using phosphoramidite chemistry. In addition, CDMOs and large pharmaceutical companies are seeking to make incremental improvements to phosphoramidite chemistry, including the development of ligation-based approaches, liquid-phase synthesis, and solvent recycling. There are also multiple early-stage competitors who are pursuing fully enzymatic approaches to the manufacture of RNA, including EnPlusOne Biosciences, a private startup company, and a UK-based consortium led by CPI and consisting of multiple academic and research organizations, including The University of Manchester and large pharmaceutical companies, including AstraZeneca plc and Novartis.
Our ability to compete successfully in any of these markets will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Many of our competitors have substantially greater production, financial, research and development, personnel and marketing resources than we do. They also started developing products earlier than we did, which may allow them to establish blocking intellectual property positions or bring products to market before we can. In addition, certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. As a result, our competitors may be able to develop competing and/or superior technologies and processes, compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. We cannot be certain that any products we develop in the future will compare favorably to products offered by our competitors or that our existing or future products will compare favorably to any new products that are developed by our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, and could additionally lead to litigation.
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
We have investments in illiquid or non-marketable equity securities acquired in private transactions. As of March 31, 2025, 2.2% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in non-marketable, securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.
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
Because we have limited financial and managerial resources, we have recently focused our efforts on developing certain programs and business lines. As a result, we may forego or delay pursuit of business opportunities that later prove to have greater commercial potential. Further our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs, such as our ECO Synthesis manufacturing platform that is in development, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular program or business line, our business and results of operations could be harmed.
Given our change in strategic direction, we may receive limited revenue or no future value from certain of our existing license agreements.
While we have historically invested significant time and financial resources in the development of biotherapeutics assets, we have terminated investment in our biotherapeutics business and in other programs. As a result, we are renegotiating some of these, along with other license agreements for product candidates in our biotherapeutics, food and feed, and non-core life science assets. For example, we entered into the Acquisition Agreement with Nestlé under which they acquired rights to our co-developed lipase enzyme CDX-7108 and we received an upfront payment and the right to downstream milestones and royalties, terminating our prior Strategic Collaboration Agreement and development agreement with Nestlé. While we are working to amend or terminate some of our agreements and enter into new agreements in such a way that we may be able to receive future revenue or other benefits, we may be unsuccessful in doing so. As a result, it remains uncertain as to whether we will receive any value or benefit from these license agreements going forward. Further, renegotiating these agreements may be costly and could divert management attention, which could have an adverse impact on our business and results of operations.
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
Any product that receives FDA approval will remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals received for such products may also be subject to limitations on the approved indicated uses for which they may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance studies. For example, the holder of an approved NDA or BLA in the United States is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA or BLA. In the United States, the holder of an approved NDA or BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Similar provisions apply in the European Union (the “EU”). Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similarly, in the EU any promotion of medicinal products is highly regulated and, depending on the specific jurisdiction involved, may require prior vetting by the competent national regulatory authority. In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA, BLA or foreign marketing application.
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
In the United States, there have been, and we expect there will continue to be, a number of legislative, regulatory, and administrative initiatives to contain healthcare costs. Some of these initiatives, such as ongoing healthcare reform, including with respect to reforming drug pricing, adverse changes in governmental or private funding of healthcare products and services, legislation or regulations governing patient access to care, and the delivery, coverage, pricing, and reimbursement of pharmaceuticals and healthcare services may cause our customers to change the amount of our offerings that they purchase from us or the price they are willing to pay us for these offerings. The timing of legislative, regulatory or executive action related to future healthcare reforms, if any, remains uncertain. Results of the 2024 U.S. Presidential and Congressional elections, and subsequent developments, have increased and may continue to increase the uncertainty related to healthcare regulatory environment. If cost-containment efforts or other healthcare reform measures limit our customers’ profitability, they may decrease research and development spending, which could decrease the demand for our products and services and materially adversely affect our growth prospects. Any of these factors could harm our customers’ businesses, which, in turn, could materially adversely affect our business, financial condition, results of operations, cash flows, and prospects.

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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of March 31, 2025, we owned or controlled approximately 1,650 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of March 31, 2025, our patents and patent applications, if issued, have terms that expire between 2025 and approximately 2045. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
•the imposition or increase of tariffs and other trade barriers, including as a result of the U.S. presidential administration;
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
During 2023, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, and the government-brokered sale of the deposits and majority of assets of First Republic Bank to JPMorgan Chase, created bank-specific and broader financial institution liquidity risk and concerns. Although government intervention ensured that depositors at these banks have access to their funds, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur, and we cannot predict the impact or follow-on effects of these insolvencies more broadly or on our business in particular. Further, we cannot guarantee that the government will intervene to provide depositors with access to funds if similar events occur in the future. If other banks and financial institutions enter receivership or become insolvent in the future, our ability to access our existing cash, cash equivalents, and investments may be threatened, which could have a material adverse effect on our business and financial condition.
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
International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business.
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the U.S. There is inherent risk that global trade restrictions or changes in trade policies and export regulations could adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures.

Significant changes or developments in U.S. and international laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in countries where we, our suppliers or our customers operate, could increase our costs, increase our customers’ costs and adversely impact our customers’ business and financial condition, make our technology, products and services less competitive in the U.S. and other markets affected by such actions, and materially adversely affect our business and financial condition.
Current or future tariffs will also result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components, for our customers, or collaborators and us. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Increased development costs and extended development timelines could impact our customers’ ability to fund additional research and development or place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships, which could reduce customer or investor confidence and adversely affect our competitive position, business, financial condition, results of operations or prospects.
While we continue to monitor these developments, the full impact of these risks remains uncertain and any economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.
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

In the EU, the EU General Data Protection Regulation (“EU GDPR”) governs the processing of personal data. The United Kingdom (“UK”) has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (the “UK GDPR”, and together with the EU GDPR, the “GDPR”). The GDPR imposes requirements for controllers, including (among others) specific requirements for obtaining valid consent where consent is the legal basis for processing, requirements around accountability and transparency, the obligation to consider data protection when any new products or services are developed, the obligation to comply with individuals’ data protection rights, and the obligation to notify relevant data supervisory authorities of notifiable personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach (and affected data subjects where the personal data breach is likely to result in a high risk to their rights and freedoms). The EU GDPR provides that EU member states may enact their own additional national laws and regulations regarding the processing of genetic, biometric or health data, which could affect our ability to use and share personal data or could cause our costs to increase and potentially harm our business and financial condition. Failure to comply with the requirements of the GDPR can result in (among other things) fines of up to the greater of €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or 4% of an organization’s total worldwide annual turnover of the preceding financial year and other administrative penalties. To the extent that we are subject to the GDPR, compliance with the GDPR may require substantial amendments to our procedures and policies and these changes could adversely impact our business by increasing operational and compliance costs or impact business practices. Further, there is a risk that the amended policies and procedures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of personal data, potentially resulting in us facing harms similar to those described above.
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
Rule 10b5-1 Trading Arrangements
On March 11, 2025, Kevin Norrett, our Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 66,602 shares of the Company’s common stock and will terminate on January 30, 2026, subject to early termination for certain specified events set forth in the plan.
During the three months ended March 31, 2025, except as set forth above, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other non-Rule 10b5-1 trading arrangement.

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

10.1	Amendment No 1. to the Acquisition Agreement by and among the Company, Societé des Produits Nestlé S.A., formerly known as Nestec Ltd. ("Nestlé Health Science"), effective as of February 28, 2025.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	May 14, 2025	By:	/s/ Stephen Dilly
Stephen Dilly Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

Date:	May 14, 2025	By:	/s/ Georgia Erbez
Georgia Erbez Chief Financial Officer (principal financial and accounting officer)