Form 10-Q
period 2025-06-30
CODEXIS, INC.
filed 2025-08-13
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2025, there were 90,267,464 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2025

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$26,761	$19,264
Restricted cash, current	502	503
Short-term investments	39,569	54,194
Financial assets:
Accounts receivable	12,271	11,920
Contract assets	1,279	4,375
Unbilled receivables	2,982	2,751
Total financial assets	16,532	19,046
Less: allowances	(49)	(162)
Total financial assets, net	16,483	18,884
Inventories	1,945	1,799
Prepaid expenses and other current assets	3,469	4,128
Total current assets	88,729	98,772
Restricted cash	1,062	1,062
Investment in non-marketable equity securities	2,798	2,798
Right-of-use assets - Operating leases, net	27,260	28,700
Property and equipment, net	14,984	14,197
Goodwill	2,463	2,463
Other non-current assets	950	1,019
Total assets	$138,246	$149,011
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,468	$2,838
Accrued compensation	7,262	11,410
Other accrued liabilities	3,406	6,223
Current portion of lease obligations - Operating leases	3,001	2,827
Deferred revenue	100	350
Total current liabilities	15,237	23,648
Deferred revenue, net of current portion	100	100
Long-term lease obligations - Operating leases	26,606	28,163
Long-term debt	39,373	28,905
Other long-term liabilities	1,299	1,268
Total liabilities	82,615	82,084
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 90,254 shares and 81,850 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	652,391	629,673
Accumulated other comprehensive income	(3)	52
Accumulated deficit	(596,766)	(562,806)
Total stockholders' equity	55,631	66,927
Total liabilities and stockholders' equity	$138,246	$149,011

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue	$7,380	$6,259	$13,439	$15,810
Research and development revenue	7,948	1,720	9,432	9,242
Total revenues	15,328	7,979	22,871	25,052
Costs and operating expenses:
Cost of product revenue	2,098	3,462	4,830	8,317
Research and development	13,775	11,413	26,717	22,659
Selling, general and administrative	12,317	15,671	24,672	28,531
Asset impairment and other charges	—	165	—	165
Total costs and operating expenses	28,190	30,711	56,219	59,672
Loss from operations	(12,862)	(22,732)	(33,348)	(34,620)
Interest income	584	972	1,335	1,881
Interest and other expense, net	(984)	(985)	(1,926)	(1,500)
Loss before income taxes	(13,262)	(22,745)	(33,939)	(34,239)
Provision for income taxes	10	10	21	21
Net loss	$(13,272)	$(22,755)	$(33,960)	$(34,260)

Net loss per share, basic and diluted	$(0.16)	$(0.32)	$(0.40)	$(0.49)
Weighted average common stock shares used in computing net loss per share, basic and diluted	85,389	70,376	83,908	70,115

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(13,272)	$(22,755)	$(33,960)	$(34,260)
Other comprehensive loss:
Unrealized loss on available-for-sale short-term investments, net of tax	(17)	(7)	(55)	(23)
Comprehensive loss	$(13,289)	$(22,762)	$(34,015)	$(34,283)

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2025	Shares	Amount
Balance as of April 1, 2025	82,841	$8	$633,101	$14	$(583,494)	$49,629
Issuance of common stock upon release of stock awards	17	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	151	—	317	—	—	317
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $826	7,245	1	16,441	—	—	16,442
Stock-based compensation	—	—	2,532	—	—	2,532
Net loss	—	—	—	—	(13,272)	(13,272)
Other comprehensive loss	—	—	—	(17)	—	(17)
Balance as of June 30, 2025	90,254	$9	$652,391	$(3)	$(596,766)	$55,631

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2024	Shares	Amount
Balance as of April 1, 2024	70,554	$7	$588,311	$(16)	$(509,035)	$79,267
Issuance of common stock upon release of stock awards	236	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	124	—	260	—	—	260
Stock-based compensation	—	—	4,682	—	—	4,682
Net loss	—	—	—	—	(22,755)	(22,755)
Other comprehensive loss	—	—	—	(7)	—	(7)
Balance as of June 30, 2024	70,914	$7	$593,253	$(23)	$(531,790)	$61,447

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2025	Shares	Amount
Balance as of January 1, 2025	81,850	$8	$629,673	$52	$(562,806)	$66,927
Issuance of common stock upon exercise of stock options	339	—	1,049	—	—	1,049
Issuance of common stock upon release of stock awards	669	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	151	—	317	—	—	317
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $826	7,245	1	16,441	—	—	16,442
Stock-based compensation	—	—	4,911	—	—	4,911
Net loss	—		—	—	(33,960)	(33,960)
Other comprehensive loss	—	—	—	(55)	—	(55)
Balance as of June 30, 2025	90,254	$9	$652,391	$(3)	$(596,766)	$55,631

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2024	Shares	Amount
Balance as of January 1, 2024	69,905	$7	$584,138	$—	$(497,530)	$86,615
Issuance of common stock upon exercise of stock options	73	—	143	—	—	143
Issuance of common stock upon release of stock awards	812	—	—	—	—	—
Issuance of common stock warrants in connection with debt issuance	—	—	859	—	—	859
Issuance of common stock under employee stock purchase plan	124	—	260	—	—	260
Stock-based compensation	—	—	7,853	—	—	7,853
Net loss	—		—	—	(34,260)	(34,260)
Other comprehensive loss	—	—	—	(23)	—	(23)
Balance as of June 30, 2024	70,914	$7	$593,253	$(23)	$(531,790)	$61,447

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(33,960)	$(34,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,535	2,516
Reduction in the carrying amount of right-of-use assets	1,440	1,561
Stock-based compensation	4,911	7,853
Provision (recovery) for credit losses	(113)	—
Asset impairment and other charges	—	165
Non-cash interest expense	572	345
Amortization of discount on short-term investments	(597)	(487)
Other non-cash items	—	14
Changes in operating assets and liabilities:
Financial assets	2,640	7,137
Inventories	(146)	453
Prepaid expenses and other assets	405	2,402
Accounts payable	(1,398)	(2,275)
Accrued compensation and other accrued liabilities	(6,278)	(2,598)
Other long term liabilities	(1,526)	(2,022)
Deferred revenue	(250)	(761)
Net cash used in operating activities	(31,765)	(19,957)
Investing activities:
Purchase of property and equipment	(3,769)	(1,525)
Proceeds from sale of property and equipment	4	15
Purchases of short-term investments	(24,183)	(57,140)
Proceeds from maturity of short-term investments	39,350	3,000
Net cash provided by (used in) investing activities	11,402	(55,650)
Financing activities:
Proceeds from exercises of stock options	1,098	281
Proceeds from issuance of stock under employee stock purchase plan	317	327
Proceeds from issuance of common stock in connection with equity sales agreements	17,268	—
Costs incurred in connection with equity sales agreements	(718)	(403)
Proceeds from long-term debt	9,897	29,521
Payment of debt issuance costs	(3)	(642)
Net cash provided by financing activities	27,859	29,084
Net increase (decrease) in cash, cash equivalents and restricted cash	7,496	(46,523)
Cash, cash equivalents and restricted cash at the beginning of the period	20,829	66,697
Cash, cash equivalents and restricted cash at the end of the period	$28,325	$20,174

Supplemental disclosure of cash flow information:
Interest paid	$1,340	$890
Income taxes paid	$—	$17
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$48	$768
Transfer from property and equipment to assets held for sale	$—	$59

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of June 30, 2025 and 2024 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2025	2024
Cash and cash equivalents	$26,761	$18,595
Restricted cash, current and non-current	1,564	1,579
Total cash, cash equivalents and restricted cash	$28,325	$20,174

This table excludes short-term investments of $39.6 million and $54.6 million as of June 30, 2025 and 2024, respectively. Total cash, cash equivalents, and short-term investments as of June 30, 2025 and 2024 were $66.3 million and $73.2 million, respectively.

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2024.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2025 and results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU require public companies, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The standard was adopted beginning January 1, 2025 on a prospective basis. ASU No. 2023-09 will become effective in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and we are continuing to evaluate whether adoption of this standard will have a material impact on our consolidated financial statements and related disclosures.

Aside from the recently adopted accounting pronouncement described above and recently issued accounting pronouncements not yet adopted and described below, there were no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2025, that are of significance or potential significance to us.
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
Disaggregated information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Primary geographical markets:
APAC	$6,580	$4,966	$8,116	$12,224
Americas	6,352	1,046	8,440	8,289
EMEA	2,396	1,967	6,315	4,539
Total revenues	$15,328	$7,979	$22,871	$25,052

Contract Balances
The following table presents balances of unbilled receivables, contract assets, and contract liabilities (in thousands):

	June 30, 2025	December 31, 2024
Unbilled receivables	$3,315	$3,208
Contract assets	$1,279	$4,375
Contract liabilities: deferred revenue	$200	$450

We had no asset impairment charges related to financial assets in the three and six months ended June 30, 2025 and 2024.
The increase in unbilled receivables was primarily due to the timing of billings. The decrease in contract assets was primarily due to decreases in product revenue from contracts subject to over time revenue recognition. The decrease in deferred revenue was primarily due to the timing of recognition of revenue.

As of June 30, 2025, we have $3.0 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.3 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets. As of December 31, 2024, we had $2.8 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.5 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets.
We recognized the following revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue recognized in the period for:	2025	2024	2025	2024
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$140	$129	$250	$500
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(400)	(695)	(13)	(543)
Revenue recognized on performance obligations previously completed upon the customer achieving a milestone	4,700	—	4,700	—
Performance obligations satisfied from new activities in the period - contract revenue	10,888	8,545	17,934	25,095
Total revenues	$15,328	$7,979	$22,871	$25,052

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of June 30, 2025.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of June 30, 2025 (in thousands):

	Remainder of 2025	2026	2027	2028 and Thereafter	Total
Product revenue	$100	$100	$—	$—	$200

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

The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares issuable under the Equity Incentive Plan and ESPP(1)	13,516	12,893	13,516	12,893
Warrants(2)	424	424	424	424
Total potentially dilutive securities	13,940	13,317	13,940	13,317

(1) Included anti-dilutive potential common shares from ESPP of 688,219 and 604,997 for the three and six months ended June 30, 2025 and 2024, respectively.
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
There was no remeasurement event for our investments in non-marketable equity securities that occurred during the three and six months ended June 30, 2025 and 2024. We recognized no realized gains or losses during the three and six months ended June 30, 2025 and 2024.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	June 30, 2025	December 31, 2024
seqWell	2,416	2,416
Other investments in non-marketable equity securities	382	382
Total non-marketable equity securities	$2,798	$2,798

Note 6. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$10,792	$—	$—	$10,792	$10,792	$—
Level 1:
Money market funds	10,999	—	—	10,999	10,999	—
Level 2(1):
Commercial paper	17,899	—	(1)	17,898	4,970	12,928
Corporate debt	8,258	—	(3)	8,255	—	8,255
U.S. treasury securities	18,385	3	(2)	18,386	—	18,386
Subtotal	44,542	3	(6)	44,539	4,970	39,569
Total	$66,333	$3	$(6)	$66,330	$26,761	$39,569

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$3,284	$—	$—	$3,284	$3,284	$—
Level 1:
Money market funds	15,980	—	—	15,980	15,980	—
Level 2(1):
Commercial paper	6,768	1	—	6,769	—	6,769
Corporate debt	17,187	8	(15)	17,180	—	17,180
U.S. agency securities	1,989	2	—	1,991	—	1,991
U.S. treasury securities	28,198	56	—	28,254	—	28,254
Subtotal	54,142	67	(15)	54,194	—	54,194
Total	$73,406	$67	$(15)	$73,458	$19,264	$54,194

(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments uses inputs that are either directly or indirectly observable for the asset through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of June 30, 2025 and December 31, 2024, the contractual maturity of all investments held was less than one year.
During the three and six months ended June 30, 2025 and 2024, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.
Note 7. Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Work in process	—	29
Finished goods	1,945	1,770
Total inventories	$1,945	$1,799

Prepaid expenses and other current assets
As of June 30, 2025, prepaid expenses and other current assets consisted of prepaid expenses of $3.4 million and other current assets of $0.1 million. As of December 31, 2024, prepaid expenses and other current assets consisted of prepaid expenses of $3.7 million and other current assets of $0.5 million.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$37,931	$35,949
Leasehold improvements	15,105	12,159
Computer equipment and software	2,534	2,459
Office equipment and furniture	1,190	1,124
Construction in progress	1,002	3,441
Property and equipment	57,762	55,132
Less: accumulated depreciation and amortization	(42,778)	(40,935)
Property and equipment, net	$14,984	$14,197

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,181	$1,020	$2,127	$2,052
Selling, general and administrative	121	219	333	439
Total depreciation expense	$1,302	$1,239	$2,460	$2,491

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued professional and outside service fees	2,014	3,064
Accrued purchases	$1,325	$2,908
Other	67	251
Total other accrued liabilities	$3,406	$6,223

Note 8. Stock-based Compensation
Equity Incentive Plans
In April 2025, our Board of Directors (the “Board”) approved the second amendment to the Codexis Inc. 2019 Incentive Award Plan, as amended (the “2019 Plan”) which amendment became effective upon stockholders' approval at the Annual Meeting of the Company’s stockholders in June 2025. The second amendment provided for an increase in the number of shares authorized and available for issuance under the 2019 Plan by 8,000,000 shares, resulting in an increase to the total shares authorized and available for issuance under the 2019 Plan from 15,897,144 shares to 23,897,144 shares.

Employee Stock Purchase Plan
In April 2023, our Board approved an employee stock purchase plan (as may be amended from time to time, the “ESPP”) which became effective upon approval at the 2023 Annual Meeting. The ESPP allows eligible employees of the Company to purchase shares of our common stock through payroll deductions. Offering periods are generally over a 24-month period and begin in May and November of each year. The per share purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date. Participant purchases are limited to a maximum of $25,000 of fair value of our stock per calendar year. The Company is authorized to grant up to 2,000,000 shares of common stock under the ESPP. The first offering period of the ESPP commenced in December 2023.
For the three and six months ended June 30, 2025 and 2024, 151,490 and 123,889 shares of our common stock were purchased under the ESPP, respectively. As of June 30, 2025, 1,585,353 shares of common stock were available for future issuance under the ESPP. We recognized $0.1 million and $0.2 million of stock-based compensation expenses related to the ESPP for the three and six months ended June 30, 2025, respectively, and $0.1 million for the three and six months ended June 30, 2024. As of June 30, 2025, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $1.0 million and is expected to be recognized over the remaining offering period.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of product revenue	$57	$101	$118	$216
Research and development	724	641	1,389	1,461
Selling, general and administrative	1,751	3,940	3,404	6,176
Total	$2,532	$4,682	$4,911	$7,853
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$1,478	$2,117	$2,833	$3,631
Restricted stock units (“RSUs”) and RSAs	936	1,152	1,855	2,469
Performance-contingent restricted stock units (“PSUs”)	—	—	—	247
Performance based options (“PBOs”)	—	1,341	—	1,357
ESPP	118	72	223	149
Total	$2,532	$4,682	$4,911	$7,853
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
As of June 30, 2025, unrecognized stock-based compensation expense, net of expected forfeitures, was $11.1 million related to unvested stock options, and $6.3 million related to unvested RSUs and RSAs. Stock-based compensation expense for these awards will be recognized through 2029.

Note 9. Capital Stock
Exercise of Options
For the six months ended June 30, 2025 and June 30, 2024, we issued 339,142 and 75,856 shares, respectively, upon option exercises at a weighted-average exercise price of $3.09 and $1.97 per share, respectively, with net cash proceeds of $1.0 million and $0.1 million, respectively.
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
During the three and six months ended June 30, 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement and we received gross proceeds of $17.3 million, or $16.4 million in net proceeds after the Cantors’ commissions and direct offering expenses of $0.8 million. As of June 30, 2025, $26.4 million remained available for sale under the Cantor Sales Agreement.
Note 10. Commitments and Contingencies
Lease and other information
The Company has entered into operating leases primarily for office and laboratory space. Lease cost amounts included in the measurement of lease obligations and other information related to non-cancellable operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost(1)	$1,242	$1,033	$2,485	$2,065

(1) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	7.3 years
Weighted-average discount rate	7.0%

	Six Months Ended June 30,
Cash paid (in thousands):	2025	2024
Operating cash flows from operating leases	$2,428	$2,357
As of June 30, 2025, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2025 (remaining 6 months)	$2,440
2026	5,014
2027	4,053
2028	5,400
2029	5,365
Thereafter	15,695
Total minimum lease payments	37,967
Less: imputed interest	8,360
Lease obligations	$29,607

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets (in thousands):
Current portion of lease obligations - Operating leases	$3,001
Long-term lease obligations - Operating leases	26,606
Total operating lease liabilities	$29,607

Other Commitments
We enter into supply and service arrangements in the normal course of business. Supply arrangements are primarily for fixed-price manufacture and supply. Service agreements are primarily for the development of manufacturing processes and certain studies. Commitments under service agreements are subject to cancellation at our discretion which may require payment of certain cancellation fees. The timing of completion of service arrangements is subject to variability in estimates of the time required to complete the work. As of June 30, 2025, the future minimum payments that we expect to pay, including potential obligations under services agreements subject to risk of cancellation by us, is nil.
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

Note 11. Debt
Innovatus Loan Agreement
On February 13, 2024 (the “Closing Date”), we entered into a five-year term loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), an affiliate of Innovatus Capital Partners, LLC, for an aggregate principal amount of up to $40.0 million funded in two tranches with a maturity date of February 13, 2029 (the “Innovatus Loan”). The first tranche of $30.0 million was funded on February 13, 2024 and the second tranche of $10.0 million was funded on June 27, 2025 upon achievement of certain milestones including certain pre-specified revenue thresholds. Both tranches were subject to a payment of a facility fee equal to 1.00% of the amount of such term loan.
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
In connection with the funding of the first tranche of the Innovatus Loan in February 2024, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million during the first quarter of 2024. Additionally, in connection with the funding of the second tranche of the Innovatus Loan in June 2025, we recorded a debt discount of $0.1 million during the second quarter of 2025. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the three and six months ended June 30, 2025 was $1.0 million and $1.9 million, respectively, and for the three and six months ended June 30, 2024 was $1.0 million and $1.5 million, respectively. This is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given the interest rate is based on the current prime rate. The effective interest rate for the Innovatus Loan was 12.7% as of June 30, 2025.
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
The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at June 30, 2025 (in thousands):

June 30, 2025
Face value of debt	$40,000
Add: payment in-kind interest	789
Add: amortized exit fee	209
Less: unamortized debt issuance cost	(1,129)
Less: unamortized debt discount	(496)
Total long-term debt	$39,373

The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2025	$—
2026	—
2027	17,566
2028	21,080
2029	3,513
Total principal payments	42,159
Add: amortized exit fee	209
Less: uncapitalized payment in-kind interest	(1,370)
Less: unamortized debt issuance cost	(1,129)
Less: unamortized debt discount	(496)
Total long-term debt	$39,373
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
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	21%	*	14%	*
Customer B	19%	18%	18%	16%
Customer C	12%	*	*	*
Customer D	10%	18%	*	*
Customer E	*	*	11%	*
Customer F	*	18%	*	*
Customer G	*	15%	*	*
Customer H	*	*	*	24%
* Percentage was less than 10%

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	June 30, 2025	December 31, 2024
Customer A	26%	*
Customer B	*	16%
Customer D	15%	*
Customer I	13%	12%
Customer J	12%	*
Customer K	*	18%
Customer L	*	10%
* Percentage was less than 10%
Identifiable long-lived assets by location was as follows (in thousands):

	June 30, 2025	December 31, 2024
United States	$42,370	$43,098

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

We also use the CodeEvolver platform technology to develop enzymes for the synthesis of RNAi therapeutics through our ECO Synthesis manufacturing platform, where our enzymes are poised to deliver many of the same benefits we offer in pharma biocatalysis across purity, yield, and improved manufacturing efficiency. In November 2024, we presented data at the TIDES EU conference demonstrating the successful end-to-end enzymatic synthesis of an entire commercially approved small interfering ribonucleic acid (“siRNA”) therapeutic asset with the ECO Synthesis manufacturing platform. In addition to using full enzymatic sequential synthesis, adding one nucleotide at a time to synthesize the two strands from beginning to end, we demonstrated synthesis of the same siRNA asset using three other routes utilizing enzymatic ligation with our double-stranded RNA (“dsRNA”) ligase, which can stitch together fragments of chemically and/or enzymatically synthesized RNA to form the full siRNA drug structure. For the three other routes, our data highlighted that full-length oligos of equal quality and yields were obtained whether the fragments were made with enzymes or by traditional phosphoramidite chemistry. At the end of 2024, we completed the build out of our ECO Synthesis Innovation Lab, a facility that uses our ECO Synthesis manufacturing platform to synthesize gram-scale quantities of a customer’s desired siRNA construct suitable for pre-clinical testing. In May 2025, we presented data at the TIDES U.S. conference demonstrating our proprietary ECO Synthesis platform’s ability to support siRNA manufacturing by reducing purification costs, improving process performance, and demonstrating the potential to control stereochemistry. In addition, three presentations from contract development and manufacturing organizations (“CDMO”) validated the transferability of our ligation processes to their in-house facilities. In 2025, we expect to manufacture good laboratory practice (“GLP”)-grade siRNA for customers in our Innovation Lab under development services contracts model, and we anticipate entering a partnership with a large-scale CDMO to use our ECO Synthesis platform of enzymatic tools and processes to synthesize good manufacturing practices (“GMP”)-grade siRNA drug substance for our customers. We expect to expand our enzymatic tools and process offerings as we further enhance the ECO Synthesis platform to address the overall market needs for scalable and sustainable RNAi manufacturing.
As of June 30, 2025, we manage our business as one business segment. For additional information, see Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues:
Product revenue	$7,380	$6,259	$1,121	18%	$13,439	$15,810	$(2,371)	(15)%
Research and development revenue	7,948	1,720	6,228	362%	9,432	9,242	190	2%
Total revenues	15,328	7,979	7,349	92%	22,871	25,052	(2,181)	(9)%
Costs and operating expenses:
Cost of product revenue	2,098	3,462	(1,364)	(39)%	4,830	8,317	(3,487)	(42)%
Research and development	13,775	11,413	2,362	21%	26,717	22,659	4,058	18%
Selling, general and administrative	12,317	15,671	(3,354)	(21)%	24,672	28,531	(3,859)	(14)%
Asset impairment and other charges	—	165	(165)	(100)%	—	165	(165)	(100)%
Total costs and operating expenses	28,190	30,711	(2,521)	(8)%	56,219	59,672	(3,453)	(6)%
Loss from operations	(12,862)	(22,732)	9,870	(43)%	(33,348)	(34,620)	1,272	(4)%
Interest income	584	972	(388)	(40)%	1,335	1,881	(546)	(29)%
Interest and other expense, net	(984)	(985)	1	—%	(1,926)	(1,500)	(426)	28%
Loss before income taxes	(13,262)	(22,745)	9,483	(42)%	(33,939)	(34,239)	300	(1)%
Provision for income taxes	10	10	—	—%	21	21	—	—%
Net loss	$(13,272)	$(22,755)	$9,483	(42)%	$(33,960)	$(34,260)	$300	(1)%

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
Revenues are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Product revenue	$7,380	$6,259	$1,121	18%	$13,439	$15,810	$(2,371)	(15)%
Research and development revenue	7,948	1,720	6,228	362%	9,432	9,242	190	2%
Total revenues	$15,328	$7,979	$7,349	92%	$22,871	$25,052	$(2,181)	(9)%

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
Total revenues increased by $7.3 million to $15.3 million in the three months ended June 30, 2025 compared to the same period in 2024. Total revenues decreased by $2.2 million to $22.9 million in the six months ended June 30, 2025 compared to the same period in 2024.
Product revenue increased by $1.1 million to $7.4 million in the three months ended June 30, 2025 compared to the same period in 2024, and decreased by $2.4 million to $13.4 million in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to variability in manufacturing schedules and timing in clinical trial progression of our customers, which impacted order volumes for our enzyme products.
Research and development revenue increased by $6.2 million to $7.9 million in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to $3.6 million higher revenue from legacy agreements and $2.5 million in revenue from a licensing agreement executed in the second quarter of 2025. Research and development revenue increased by $0.2 million to $9.4 million in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to higher revenue being recognized in the second quarter of 2025 as compared to the same period in 2024, partially offset by $6.0 million in lower revenue from our licensing agreement with Roche Sequencing Solutions, Inc. in the first quarter of 2024 that did not reoccur in the current year.

Cost and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense, and asset impairment and other charges from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Cost of product revenue	$2,098	$3,462	$(1,364)	(39)%	$4,830	$8,317	$(3,487)	(42)%
Research and development	13,775	11,413	2,362	21%	26,717	22,659	4,058	18%
Selling, general and administrative	12,317	15,671	(3,354)	(21)%	24,672	28,531	(3,859)	(14)%
Asset impairment and other charges	—	165	(165)	(100)%	—	165	(165)	(100)%
Total costs and operating expenses	$28,190	$30,711	$(2,521)	(8)%	$56,219	$59,672	$(3,453)	(6)%

Cost of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Product revenue	$7,380	$6,259	$1,121	18%	$13,439	$15,810	$(2,371)	(15)%
Cost of product revenue(1)	2,098	3,462	(1,364)	(39)%	4,830	8,317	(3,487)	(42)%
Product gross profit	$5,282	$2,797	$2,485	89%	$8,609	$7,493	$1,116	15%
Product gross margin (%)(2)	72%	45%			64%	47%

(1) Cost of product revenue consists of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue decreased by $1.4 million and $3.5 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Product gross margins were 72% and 64% in the three and six months ended June 30, 2025, respectively, compared to 45% and 47% in the corresponding periods in 2024. The changes in cost of product revenue and product gross margins are primarily due to a shift in sales toward more profitable products, and declines in less profitable legacy products.
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
Research and development expenses increased by $2.4 million in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a $1.4 million increase in employee-related costs, $1.1 million in higher allocable costs, and $0.2 million in higher lab supplies, partially offset by a $0.5 million decrease from lower use of outside services. The increase in research and development expenses of $4.1 million in the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to a $2.3 million increase in employee-related costs, $2.1 million increase in allocable costs, and $0.3 million in higher lab supplies. These were partially offset by a $0.5 million decrease from lower use of outside services.

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
Selling, general and administrative expenses decreased by $3.4 million during the three months ended June 30, 2025, compared to the same period in 2024 primarily due to $2.2 million in lower stock-based compensation expenses, $0.9 million in lower legal costs, $0.3 million in lower consulting and outside services, and $0.3 million in lower allocable costs. These were partially offset by a $0.3 million increase in employee-related costs. The decrease in selling, general and administrative expenses of $3.9 million during the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to $2.8 million in lower stock-based compensation expenses, $1.7 million in lower legal costs and $0.6 million in lower allocable costs. These were partially offset by a $0.8 million increase in employee-related costs and a $0.5 million increase in facilities associated costs.
Asset Impairment and Other Charges

Asset impairment and other charges for the three and six months ended June 30, 2024 was due to a $0.2 million write-down on assets held for sale.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest income	$584	$972	$(388)	(40)%	$1,335	$1,881	$(546)	(29)%
Interest and other expense, net	(984)	(985)	1	—%	(1,926)	(1,500)	(426)	28%
Total other income (expense), net	$(400)	$(13)	$(387)	2,977%	$(591)	$381	$(972)	(255)%

Interest Income
Interest income decreased by $0.4 million and $0.5 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to lower average cash, cash equivalents and short-term investments balances.
Interest and Other Expense, net
Interest and other expense, net increased by $1 thousand and $0.4 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to interest related to long-term debt.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Provision for income taxes	$10	$10	$—	—%	$21	$21	$—	—%

The provision for income taxes for the three and six months ended June 30, 2025 and 2024, was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, extending several key provisions of the 2017 Tax Cuts and Jobs Act. Among its updates are provisions that allow for the immediate expensing of qualifying research and development expenses and certain capital expenditures. The Company continues to evaluate the impact of the OBBBA, however it is not expected to have a material impact on the Company’s consolidated financial statements.
Net Loss
Net loss for the three months ended June 30, 2025 was $13.3 million, or a net loss per basic and diluted share of $0.16. This compared to a net loss of $22.8 million, or a net loss per basic and diluted share of $0.32, for the three months ended June 30, 2024. The decrease in net loss was primarily related to higher revenues and lower costs and operating expenses.

Net loss for the six months ended June 30, 2025 was $34.0 million, or a net loss per basic and diluted share of $0.40. This compared to a net loss of $34.3 million, or a net loss per basic and diluted share of $0.49, for the six months ended June 30, 2024. The decrease in net loss was primarily related to lower costs and operating expenses in 2025.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. In addition, pursuant to our five-year term loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), an affiliate of Innovatus Capital Partners, LLC, we borrowed $30.0 million from Innovatus, as Lender, on February 13, 2024 (the “Closing Date”) and borrowed an additional $10.0 million on June 27, 2025 upon the achievement of certain financial milestones. The Loan Agreement, which provided for an aggregate principal amount of up to $40.0 million, has a maturity date of February 13, 2029 (the “Innovatus Loan”). We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks.
Our primary uses of capital for the foreseeable future, including the next 12 months, are for compensation and related expenses, research and development expenses including manufacturing costs, laboratory and related supplies, legal and other outside services, and general overhead costs.
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$26,761	$19,264
Short-term investments	$39,569	$54,194
Working capital	$73,492	$75,124
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
Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of up to two tranches, of which the first tranche of $30.0 million was disbursed upon execution of the Loan Agreement and the second tranche of $10.0 million was funded in June 2025 upon achievement of certain milestones including certain pre-specified revenue thresholds. Both tranches were subject to payment of a facility fee equal to 1.00% of the amount of such term loan. The Term Loan carries an interest-only period of 36 months (with the possibility to extend up to 48 months upon achievement of certain pre-specified financial milestones) and will bear interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%. As of June 30, 2025, we were in compliance with all covenants of the Loan Agreement.

Sales Agreements
On May 2, 2024, we entered into the Cantor Sales Agreement with Cantor, under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the third quarter of 2024, and we received net proceeds of $29.7 million after Cantor’s commissions and direct offering expenses. During the three and six months ended June 30, 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement and we received gross proceeds of $17.3 million, or $16.4 million in net proceeds after Cantor’s commissions and direct offering expenses of $0.8 million.
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
Cash Flows
The following is a summary of cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(31,765)	$(19,957)
Net cash provided by (used in) investing activities	11,402	(55,650)
Net cash provided by financing activities	27,859	29,084
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,496	$(46,523)

Cash Flows from Operating Activities
The $11.8 million increase in net cash used in operating activities for the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to the net effect of decreases in cash received from revenue, increases in cash paid for operating expenses and changes in operating assets and liabilities.
Cash Flows from Investing Activities
The $67.1 million increase in net cash provided by investing activities for the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to proceeds from maturity of short-term investments in the first half of 2025 offset by cash utilized for purchase of short-term investments.
Cash Flows from Financing Activities
The $1.2 million decrease in net cash provided by financing activities for the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to the $29.5 million in proceeds from the first tranche of the Innovatus Loan in February 2024, partially offset by the proceeds from the funding of the second tranche of the Innovatus Loan in June 2025 and proceeds from issuance of common stock under the Cantor Sales Agreement during the second quarter of 2025.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and six months ended June 30, 2025 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report.
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $66.3 million as of June 30, 2025. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2025, the effect of a hypothetical 10% decrease in market interest rates would have a $0.2 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At June 30, 2025, we had $40.8 million principal amount outstanding under the Innovatus Loan. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the Closing Date. An immediate 10% increase in the prime interest rate would result in a $0.3 million impact on our results of operations over the next twelve months from June 30, 2025.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in Interest and other expense, net, a component in our condensed consolidated statements of operations and in the fair value of the assets in the condensed consolidated balance sheets. As of June 30, 2025, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential loss in future earnings in our condensed consolidated statements of operations and a reduction in the fair value of the assets of approximately $40 thousand.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2025 at a reasonable assurance level.
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
We have incurred net losses since our inception, including losses of $65.3 million, $76.2 million, and $33.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $34.0 million and $34.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $596.8 million and $562.8 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharma biocatalysis business, increase sales of existing products and services, develop and commercialize our ECO Synthesis manufacturing platform, develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GlaxoSmithKline plc (“GSK”), Merck Sharp & Dohme (“Merck”), Novartis Pharma AG (“Novartis”), Nestlé Health Science (“Nestlé”), Aldevron LLC, Roche Sequencing Solutions, Inc., Crosswalk Therapeutics and Alphazyme LLC, provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the six months ended June 30, 2025 and 2024, customers that each individually contributed 10% or more of our total revenue accounted for 43% and 40% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.
Some of our product supply agreements with customers, if in place, have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. Additionally, some customers order our products on a quote and purchase order basis under standard terms and conditions, with no guarantee of future orders. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the three and six months ended June 30, 2025, we derived a majority of our product revenue from these product supply agreements.

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
We have investments in illiquid or non-marketable equity securities acquired in private transactions. As of June 30, 2025, 2.0% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in non-marketable securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of June 30, 2025, we owned or controlled approximately 1,650 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of June 30, 2025, our patents and patent applications, if issued, have terms that expire between 2025 and approximately 2045. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other non-Rule 10b5-1 trading arrangement.

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

10.1	+	Second Amendment to the Codexis, Inc. 2019 Incentive Award Plan, as amended.

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”) includes: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

+		Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	August 13, 2025	By:	/s/ Stephen Dilly
Stephen Dilly Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

Date:	August 13, 2025	By:	/s/ Georgia Erbez
Georgia Erbez Chief Financial Officer (principal financial and accounting officer)