Form 10-Q
period 2025-09-30
CODEXIS, INC.
filed 2025-11-06
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2025, there were 90,324,383 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2025

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$25,351	$19,264
Restricted cash, current	485	503
Short-term investments	33,350	54,194
Financial assets:
Accounts receivable	6,030	11,920
Contract assets	2,130	4,375
Unbilled receivables	1,622	2,751
Total financial assets	9,782	19,046
Less: allowances	(49)	(162)
Total financial assets, net	9,733	18,884
Inventories	1,936	1,799
Prepaid expenses and other current assets	5,337	4,128
Total current assets	76,192	98,772
Restricted cash	1,062	1,062
Investment in non-marketable equity securities	2,798	2,798
Right-of-use assets - Operating leases, net	26,522	28,700
Property and equipment, net	14,012	14,197
Goodwill	2,463	2,463
Other non-current assets	912	1,019
Total assets	$123,961	$149,011
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,425	$2,838
Accrued compensation	9,676	11,410
Other accrued liabilities	2,987	6,223
Current portion of lease obligations - Operating leases	3,091	2,827
Deferred revenue	296	350
Total current liabilities	18,475	23,648
Deferred revenue, net of current portion	100	100
Long-term lease obligations - Operating leases	25,801	28,163
Long-term debt	39,729	28,905
Other long-term liabilities	1,312	1,268
Total liabilities	85,417	82,084
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 90,281 shares and 81,850 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	654,904	629,673
Accumulated other comprehensive income	12	52
Accumulated deficit	(616,381)	(562,806)
Total stockholders' equity	38,544	66,927
Total liabilities and stockholders' equity	$123,961	$149,011

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue	$6,807	$11,158	$20,246	$26,968
Research and development revenue	1,794	1,675	11,226	10,917
Total revenues	8,601	12,833	31,472	37,885
Costs and operating expenses:
Cost of product revenue	2,465	4,317	7,295	12,634
Research and development	13,868	11,505	40,586	34,164
Selling, general and administrative	11,217	13,568	35,889	42,100
Asset impairment and other charges	—	—	—	165
Total costs and operating expenses	27,550	29,390	83,770	89,063
Loss from operations	(18,949)	(16,557)	(52,298)	(51,178)
Interest income	634	849	1,969	2,730
Interest and other expense, net	(1,292)	(4,922)	(3,217)	(6,421)
Loss before income taxes	(19,607)	(20,630)	(53,546)	(54,869)
Provision for income taxes	8	10	29	31
Net loss	$(19,615)	$(20,640)	$(53,575)	$(54,900)

Net loss per share, basic and diluted	$(0.22)	$(0.29)	$(0.62)	$(0.78)
Weighted average common stock shares used in computing net loss per share, basic and diluted	90,251	72,032	86,045	70,759

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(19,615)	$(20,640)	$(53,575)	$(54,900)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale short-term investments, net of tax	15	149	(40)	126
Comprehensive loss	$(19,600)	$(20,491)	$(53,615)	$(54,774)

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2025	Shares	Amount
Balance as of July 1, 2025	90,254	$9	$652,391	$(3)	$(596,766)	$55,631
Issuance of common stock upon release of stock awards	27	—	—	—	—	—
Stock-based compensation	—	—	2,513	—	—	2,513
Net loss	—	—	—	—	(19,615)	(19,615)
Other comprehensive income	—	—	—	15	—	15
Balance as of September 30, 2025	90,281	$9	$654,904	$12	$(616,381)	$38,544

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2024	Shares	Amount
Balance as of July 1, 2024	70,914	$7	$593,253	$(23)	$(531,790)	$61,447
Issuance of common stock upon release of stock awards	22	—	—	—	—	—
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $1,584	10,440	1	29,735	—	—	29,736
Stock-based compensation	—	—	2,708	—	—	2,708
Net loss	—	—	—	—	(20,640)	(20,640)
Other comprehensive income	—	—	—	149	—	149
Balance as of September 30, 2024	81,376	$8	$625,696	$126	$(552,430)	$73,400

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2025	Shares	Amount
Balance as of January 1, 2025	81,850	$8	$629,673	$52	$(562,806)	$66,927
Issuance of common stock upon exercise of stock options	339	—	1,049	—	—	1,049
Issuance of common stock upon release of stock awards	696	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	151	—	317	—	—	317
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $826	7,245	1	16,441	—	—	16,442
Stock-based compensation	—	—	7,424	—	—	7,424
Net loss	—		—	—	(53,575)	(53,575)
Other comprehensive loss	—	—	—	(40)	—	(40)
Balance as of September 30, 2025	90,281	$9	$654,904	$12	$(616,381)	$38,544

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2024	Shares	Amount
Balance as of January 1, 2024	69,905	$7	$584,138	$—	$(497,530)	$86,615
Issuance of common stock upon exercise of stock options	73	—	143	—	—	143
Issuance of common stock upon release of stock awards	834	—	—	—	—	—
Issuance of common stock warrants in connection with debt issuance	—	—	859	—	—	859
Issuance of common stock under employee stock purchase plan	124	—	260	—	—	260
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $1,584	10,440	1	29,735	—	—	29,736
Stock-based compensation	—	—	10,561	—	—	10,561
Net loss	—		—	—	(54,900)	(54,900)
Other comprehensive income	—	—	—	126	—	126
Balance as of September 30, 2024	81,376	$8	$625,696	$126	$(552,430)	$73,400

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(53,575)	$(54,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,891	3,737
Reduction in the carrying amount of right-of-use assets	2,178	2,364
Stock-based compensation	7,424	10,561
Provision (recovery) for credit losses	(113)	—
Asset impairment and other charges	—	165
Impairment of investment in non-marketable securities	—	3,910
Non-cash interest expense	929	611
Amortization of discount on short-term investments	(931)	(1,009)
Other non-cash items	—	11
Changes in operating assets and liabilities:
Financial assets	9,346	2,818
Inventories	(137)	582
Prepaid expenses and other assets	(1,320)	1,417
Accounts payable	(493)	(1,339)
Accrued compensation and other accrued liabilities	(4,295)	1,334
Other long term liabilities	(2,318)	(3,064)
Deferred revenue	(54)	(140)
Net cash used in operating activities	(39,468)	(32,942)
Investing activities:
Purchase of property and equipment	(3,951)	(2,531)
Proceeds from sale of property and equipment	5	84
Purchases of short-term investments	(41,891)	(72,643)
Proceeds from maturity of short-term investments	63,626	19,000
Proceeds from sale of short-term investments	—	1,973
Net cash provided by (used in) investing activities	17,789	(54,117)
Financing activities:
Proceeds from exercises of stock options	1,098	281
Proceeds from issuance of stock under employee stock purchase plan	317	525
Proceeds from issuance of common stock in connection with equity sales agreements	17,268	31,320
Costs incurred in connection with equity sales agreements	(829)	(1,615)
Proceeds from long-term debt	9,897	29,521
Payment of debt issuance costs	(3)	(642)
Net cash provided by financing activities	27,748	59,390
Net increase (decrease) in cash, cash equivalents and restricted cash	6,069	(27,669)
Cash, cash equivalents and restricted cash at the beginning of the period	20,829	66,697
Cash, cash equivalents and restricted cash at the end of the period	$26,898	$39,028

Supplemental disclosure of cash flow information:
Interest paid	$2,242	$1,633
Income taxes paid	$—	$17
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$212	$249

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of September 30, 2025 and 2024 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2025	2024
Cash and cash equivalents	$25,351	$37,452
Restricted cash, current and non-current	1,547	1,576
Total cash, cash equivalents and restricted cash	$26,898	$39,028

This table excludes short-term investments of $33.4 million and $52.8 million as of September 30, 2025 and 2024, respectively. Total cash, cash equivalents, and short-term investments as of September 30, 2025 and 2024 were $58.7 million and $90.3 million, respectively.

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2024 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2024.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2025 and results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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

Aside from the recently adopted accounting pronouncement described above and recently issued accounting pronouncements not yet adopted and described below, there were no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2025, that are of significance or potential significance to us.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in the ASU will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement to provide greater transparency into the nature of expense components. In January 2025, the FASB issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date” to clarify the effective date for non-calendar year-end entities. As clarified, this guidance is effective for public business entities for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.
In October 2023, FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in the ASU are intended to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, as announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. We are currently monitoring SEC rulemaking activity and evaluating the potential effects of this standard on our consolidated financial statements and related disclosures.
Note 3. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers by geographic regions. The geographic regions that are tracked are the Americas (United States, Canada, and Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Australia, New Zealand, Southeast Asia, and China).
Disaggregated information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Primary geographical markets:
APAC	$6,062	$9,070	$14,178	$21,294
Americas	1,567	1,534	10,007	9,823
EMEA	972	2,229	7,287	6,768
Total revenues	$8,601	$12,833	$31,472	$37,885

Contract Balances
The following table presents balances of unbilled receivables, contract assets, and contract liabilities (in thousands):

	September 30, 2025	December 31, 2024
Unbilled receivables	$1,997	$3,208
Contract assets	$2,130	$4,375
Contract liabilities: deferred revenue	$396	$450

We had no asset impairment charges related to financial assets in the three and nine months ended September 30, 2025 and 2024.
The decrease in unbilled receivables was primarily due to the timing of billings. The decrease in contract assets was primarily due to decreases in product revenue from contracts subject to over time revenue recognition. The decrease in deferred revenue was primarily due to the timing of recognition of revenue.

As of September 30, 2025, we have $1.6 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.4 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets. As of December 31, 2024, we had $2.8 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.5 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets.
We recognized the following revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue recognized in the period for:	2025	2024	2025	2024
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$—	$—	$250	$475
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	—	146	(13)	(446)
Revenue recognized on performance obligations previously completed upon the customer achieving a milestone	—	—	4,700	—
Performance obligations satisfied from new activities in the period - contract revenue	8,601	12,687	26,535	37,856
Total revenues	$8,601	$12,833	$31,472	$37,885

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2025.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of September 30, 2025 (in thousands):

	Remainder of 2025	2026	2027	2028 and Thereafter	Total
Product revenue	$121	$100	$—	$—	$221
Research and development revenue	167	8	—	—	175
Total revenues	$288	$108	$—	$—	$396

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

The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares issuable under the Equity Incentive Plan and ESPP(1)	13,286	12,931	13,286	12,931
Warrants(2)	424	424	424	424
Total potentially dilutive securities	13,710	13,355	13,710	13,355

(1) Included anti-dilutive potential common shares from ESPP of 688,219 and 604,997 for the three and nine months ended September 30, 2025 and 2024, respectively.
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
There was no remeasurement event for our investments in non-marketable equity securities that occurred during the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, we recognized an impairment charge of $3.9 million which is presented within interest and other expense, net in the condensed consolidated statements of operations. This adjustment is related to the write-down of our investment in Molecular Assemblies, Inc. (“MAI”) to its related fair value as determined based on valuation methods using the latest observed transaction price of MAI’s preferred stock securities to be issued during the fourth quarter of 2024 and adjusted for the rights and obligations of the preferred stock securities the Company holds. There was no remeasurement event for our other investments in non-marketable equity securities that occurred during the three and nine months ended September 30, 2024.
We recognized no realized gains or losses during the three and nine months ended September 30, 2025 and 2024.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	September 30, 2025	December 31, 2024
seqWell	$2,416	$2,416
Other investments in non-marketable equity securities	382	382
Total non-marketable equity securities	$2,798	$2,798

Note 6. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$6,190	$—	$—	$6,190	$6,190	$—
Level 1:
Money market funds	15,673	—	—	15,673	15,673	—
Level 2(1):
Commercial paper	11,505	4	—	11,509	3,488	8,021
Corporate debt	3,992	1	—	3,993	—	3,993
U.S. treasury securities	21,329	7	—	21,336	—	21,336
Subtotal	36,826	12	—	36,838	3,488	33,350
Total	$58,689	$12	$—	$58,701	$25,351	$33,350

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$3,284	$—	$—	$3,284	$3,284	$—
Level 1:
Money market funds	15,980	—	—	15,980	15,980	—
Level 2(1):
Commercial paper	6,768	1	—	6,769	—	6,769
Corporate debt	17,187	8	(15)	17,180	—	17,180
U.S. agency securities	1,989	2	—	1,991	—	1,991
U.S. treasury securities	28,198	56	—	28,254	—	28,254
Subtotal	54,142	67	(15)	54,194	—	54,194
Total	$73,406	$67	$(15)	$73,458	$19,264	$54,194

(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments uses inputs that are either directly or indirectly observable for the asset through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of September 30, 2025 and December 31, 2024, the contractual maturity of all investments held was less than one year.
During the three and nine months ended September 30, 2025 and 2024, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.
Note 7. Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Work in process	$14	$29
Finished goods	1,922	1,770
Total inventories	$1,936	$1,799

Prepaid expenses and other current assets
As of September 30, 2025, prepaid expenses and other current assets consisted of prepaid expenses of $4.8 million and other current assets of $0.5 million. As of December 31, 2024, prepaid expenses and other current assets consisted of prepaid expenses of $3.7 million and other current assets of $0.5 million.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$38,363	$35,949
Leasehold improvements	15,122	12,159
Computer equipment and software	2,575	2,459
Office equipment and furniture	1,190	1,124
Construction in progress	770	3,441
Property and equipment	58,020	55,132
Less: accumulated depreciation and amortization	(44,008)	(40,935)
Property and equipment, net	$14,012	$14,197

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,200	$965	$3,327	$3,017
Selling, general and administrative	118	219	451	658
Total depreciation expense	$1,318	$1,184	$3,778	$3,675

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued professional and outside service fees	$1,598	$3,064
Accrued purchases	1,319	2,908
Other	70	251
Total other accrued liabilities	$2,987	$6,223

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
During the three months ended September 30, 2025 and 2024, no shares of our common stock were purchased under the ESPP. For the nine months ended September 30, 2025 and 2024, 151,490 and 123,889 shares of our common stock were purchased under the ESPP, respectively. As of September 30, 2025, 1,585,353 shares of common stock were available for future issuance under the ESPP. We recognized $0.1 million and $0.3 million of stock-based compensation expenses related to the ESPP for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $0.7 million and is expected to be recognized over the remaining offering period.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of product revenue	$16	$93	$134	$309
Research and development	675	690	2,064	2,151
Selling, general and administrative	1,822	1,925	5,226	8,101
Total	$2,513	$2,708	$7,424	$10,561
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$1,455	$1,506	$4,289	$5,137
Restricted stock units (“RSUs”) and RSAs	950	1,109	2,805	3,578
Performance-contingent restricted stock units (“PSUs”)	—	—	—	247
Performance based options (“PBOs”)	—	—	—	1,357
ESPP	108	93	330	242
Total	$2,513	$2,708	$7,424	$10,561
On June 29, 2024, we entered into an Advisory Services Agreement with a former executive of the Company. Pursuant to the advisory agreement, which expired in August 2025, the exercise period for the former executive’s vested stock options and performance-based options was also extended. The modification resulted in a stock-based compensation expense of $2.0 million recognized in selling, general and administrative expenses during the nine months ended September 30, 2024.
As of September 30, 2025, unrecognized stock-based compensation expense, net of expected forfeitures, was $9.7 million related to unvested stock options, and $4.5 million related to unvested RSUs and RSAs. Stock-based compensation expense for these awards will be recognized through 2029.

Note 9. Capital Stock
Exercise of Options
For the nine months ended September 30, 2025 and 2024, we issued 339,142 and 72,856 shares, respectively, upon option exercises at a weighted-average exercise price of $3.09 and $1.97 per share, respectively, with net cash proceeds of $1.0 million and $0.1 million, respectively.
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
During the nine months ended September 30, 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the second quarter of 2025, and we received gross proceeds of $17.3 million, or $16.4 million in net proceeds after the Cantors’ commissions and direct offering expenses of $0.8 million. As of September 30, 2025, $26.4 million remained available for sale under the Cantor Sales Agreement.
Note 10. Commitments and Contingencies
Lease and other information
The Company has entered into operating leases primarily for office and laboratory space. Lease cost amounts included in the measurement of lease obligations and other information related to non-cancellable operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost(1)	$1,243	$1,032	$3,728	$3,097

(1) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	7.1 years
Weighted-average discount rate	7.0%

	Nine Months Ended September 30,
Cash paid (in thousands):	2025	2024
Operating cash flows from operating leases	$3,648	$3,542
As of September 30, 2025, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2025 (remaining 3 months)	$1,220
2026	5,014
2027	4,053
2028	5,400
2029	5,365
Thereafter	15,695
Total minimum lease payments	36,747
Less: imputed interest	7,855
Lease obligations	$28,892

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets (in thousands):
Current portion of lease obligations - Operating leases	$3,091
Long-term lease obligations - Operating leases	25,801
Total operating lease liabilities	$28,892

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
In connection with the funding of the first tranche of the Innovatus Loan in February 2024, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million during the first quarter of 2024. Additionally, in connection with the funding of the second tranche of the Innovatus Loan in June 2025, we recorded a debt discount of $0.1 million during the second quarter of 2025. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the three and nine months ended September 30, 2025 was $1.3 million and $3.2 million, respectively, and for the three and nine months ended September 30, 2024 was $1.0 million and $2.5 million, respectively. This is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given the interest rate is based on the current prime rate. The effective interest rate for the Innovatus Loan was 12.7% as of September 30, 2025.
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
The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at September 30, 2025 (in thousands):

September 30, 2025
Face value of debt	$40,000
Add: payment in-kind interest	980
Add: amortized exit fee	270
Less: unamortized debt discount	(1,058)
Less: unamortized debt issuance cost	(463)
Total long-term debt	$39,729

The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2025	$—
2026	—
2027	17,566
2028	21,080
2029	3,513
Total principal payments	42,159
Add: amortized exit fee	270
Less: uncapitalized payment in-kind interest	(1,179)
Less: unamortized debt discount	(1,058)
Less: unamortized debt issuance cost	(463)
Total long-term debt	$39,729
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
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	*	*	10%	*
Customer B	*	18%	13%	17%
Customer C	*	11%	11%	*
Customer D	*	11%	*	*
Customer E	14%	*	10%	*
Customer F	*	*	*	16%
Customer G	40%	17%	11%	10%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented as follows:

	Percentage of Accounts Receivables as of
	September 30, 2025	December 31, 2024
Customer B	*	16%
Customer G	23%	18%
Customer H	*	12%
Customer I	*	10%
Customer J	34%	*
* Percentage was less than 10%

Identifiable long-lived assets by location was as follows (in thousands):

	September 30, 2025	December 31, 2024
United States	$40,622	$43,098

Note 13. Subsequent Events
In October 2025, we entered into an enzyme supply assurance agreement with Merck Sharp & Dohme LLC (“Merck”) for enzymes used by Merck for pharmaceutical manufacturing. Pursuant to the terms of the agreement, we are entitled to receive a one-time non-refundable and non-creditable payment of $37.8 million, which is expected to be received during the fourth quarter of 2025.
On November 6, 2025, in alignment with our enhanced strategic focus, we publicly announced that we are implementing a workforce reduction of approximately 24%. This measure was implemented in support of the Company’s organizational streamlining to focus on our ECO Synthesis platform. We expect that the payment of post-employment benefits to impacted employees, as well as the payment of other expenses such as related tax costs, will result in the recognition of an additional expense of approximately $3.5 million. We anticipate this expense will be recognized in the fourth quarter of 2025 and paid primarily during the same period. We expect the workforce reduction to be substantially completed by January 2026. These charges that we expect to incur are subject to a number of assumptions, including legal requirements in applicable jurisdictions, and actual expenses may differ materially from the estimates disclosed above.

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
Business Overview
We are a leading provider of enzymatic solutions for efficient and scalable therapeutics manufacturing, and we leverage our proprietary CodeEvolver directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions that sustain life. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations different than those for which they naturally evolved. We focus on leveraging our technology and capacity to enhance the properties and performance of enzymes to drive pivotal improvements in manufacturing of complex therapeutics across two key focus areas: our foundational, revenue-generating pharma biocatalysis business and our Enzyme-Catalyzed Oligonucleotide (ECO) Synthesis (“ECO Synthesis”) manufacturing platform, which is comprised of enzymatic tools, and processes, designed to enable large-scale manufacture of RNA interference (“RNAi”) therapeutics.
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

We also use the CodeEvolver platform technology to develop enzymes for the synthesis of RNAi therapeutics through our ECO Synthesis manufacturing platform, where our enzymes are poised to deliver many of the same benefits we offer in pharma biocatalysis across purity, yield, and improved manufacturing efficiency. In November 2024, we presented data at the TIDES EU conference demonstrating the successful end-to-end enzymatic synthesis of an entire commercially approved small interfering ribonucleic acid (“siRNA”) therapeutic asset with the ECO Synthesis manufacturing platform. In addition to using full enzymatic sequential synthesis, adding one nucleotide at a time to synthesize the two strands from beginning to end, we demonstrated synthesis of the same siRNA asset using three other routes utilizing enzymatic ligation with our double-stranded RNA (“dsRNA”) ligase, which can stitch together fragments of chemically and/or enzymatically synthesized RNA to form the full siRNA drug structure. For the three other routes, our data highlighted that full-length oligos of equal quality and yields were obtained whether the fragments were made with enzymes or by traditional phosphoramidite chemistry. At the end of 2024, we completed the build out of our ECO Synthesis Innovation Lab, a facility that uses our ECO Synthesis manufacturing platform to synthesize gram-scale quantities of a customer’s desired siRNA construct suitable for pre-clinical testing. In May 2025, we presented data at the TIDES U.S. conference demonstrating our proprietary ECO Synthesis platform’s ability to support siRNA manufacturing by reducing purification costs, improving process performance, and demonstrating the potential to control stereochemistry. In addition, three presentations from contract development and manufacturing organizations (“CDMO”) validated the transferability of our ligation processes to their in-house facilities. In 2025, we expect to manufacture good laboratory practice (“GLP”)-grade siRNA for customers in our Innovation Lab under development services contracts model, and in the near term we anticipate entering a partnership with a large-scale CDMO to use our ECO Synthesis platform of enzymatic tools and processes to synthesize good manufacturing practices (“GMP”)-grade siRNA drug substance for our customers. We expect to expand our enzymatic tools and process offerings as we further enhance the ECO Synthesis platform to address the overall market needs for scalable and sustainable RNAi manufacturing.
As of September 30, 2025, we manage our business as one business segment. For additional information, see Note 12, “Segment, Geographical and Other Revenue Information” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues:
Product revenue	$6,807	$11,158	$(4,351)	(39)%	$20,246	$26,968	$(6,722)	(25)%
Research and development revenue	1,794	1,675	119	7%	11,226	10,917	309	3%
Total revenues	8,601	12,833	(4,232)	(33)%	31,472	37,885	(6,413)	(17)%
Costs and operating expenses:
Cost of product revenue	2,465	4,317	(1,852)	(43)%	7,295	12,634	(5,339)	(42)%
Research and development	13,868	11,505	2,363	21%	40,586	34,164	6,422	19%
Selling, general and administrative	11,217	13,568	(2,351)	(17)%	35,889	42,100	(6,211)	(15)%
Asset impairment and other charges	—	—	—	—%	—	165	(165)	(100)%
Total costs and operating expenses	27,550	29,390	(1,840)	(6)%	83,770	89,063	(5,293)	(6)%
Loss from operations	(18,949)	(16,557)	(2,392)	14%	(52,298)	(51,178)	(1,120)	2%
Interest income	634	849	(215)	(25)%	1,969	2,730	(761)	(28)%
Interest and other expense, net	(1,292)	(4,922)	3,630	(74)%	(3,217)	(6,421)	3,204	(50)%
Loss before income taxes	(19,607)	(20,630)	1,023	(5)%	(53,546)	(54,869)	1,323	(2)%
Provision for income taxes	8	10	(2)	(20)%	29	31	(2)	(6)%
Net loss	$(19,615)	$(20,640)	$1,025	(5)%	$(53,575)	$(54,900)	$1,325	(2)%

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
Revenues are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Product revenue	$6,807	$11,158	$(4,351)	(39)%	$20,246	$26,968	$(6,722)	(25)%
Research and development revenue	1,794	1,675	119	7%	11,226	10,917	309	3%
Total revenues	$8,601	$12,833	$(4,232)	(33)%	$31,472	$37,885	$(6,413)	(17)%

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
Total revenues decreased by $4.2 million to $8.6 million in the three months ended September 30, 2025 compared to the same period in 2024. Total revenues decreased by $6.4 million to $31.5 million in the nine months ended September 30, 2025 compared to the same period in 2024.
Product revenue decreased by $4.4 million to $6.8 million in the three months ended September 30, 2025 compared to the same period in 2024, and decreased by $6.7 million to $20.2 million in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to variability in manufacturing schedules and timing in clinical trial progression of our customers, which impacted order volumes for our enzyme products.
Research and development revenue increased by $0.1 million to $1.8 million in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to higher revenue from existing collaboration agreements. Research and development revenue increased by $0.3 million to $11.2 million in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to higher license and milestone revenue being recognized in 2025 as compared to the same period in 2024, partially offset by $6.0 million in lower revenue from our licensing agreement with Roche Sequencing Solutions, Inc. in the first quarter of 2024 that did not reoccur in the current year.

Cost and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense, and asset impairment and other charges from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Cost of product revenue	$2,465	$4,317	$(1,852)	(43)%	$7,295	$12,634	$(5,339)	(42)%
Research and development	13,868	11,505	2,363	21%	40,586	34,164	6,422	19%
Selling, general and administrative	11,217	13,568	(2,351)	(17)%	35,889	42,100	(6,211)	(15)%
Asset impairment and other charges	—	—	—	—%	—	165	(165)	(100)%
Total costs and operating expenses	$27,550	$29,390	$(1,840)	(6)%	$83,770	$89,063	$(5,293)	(6)%

Cost of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Product revenue	$6,807	$11,158	$(4,351)	(39)%	$20,246	$26,968	$(6,722)	(25)%
Cost of product revenue(1)	2,465	4,317	(1,852)	(43)%	7,295	12,634	(5,339)	(42)%
Product gross profit	$4,342	$6,841	$(2,499)	(37)%	$12,951	$14,334	$(1,383)	(10)%
Product gross margin (%)(2)	64%	61%			64%	53%

(1) Cost of product revenue consists of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue decreased by $1.9 million and $5.3 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Product gross margins were 64% in both the three and nine months ended September 30, 2025, compared to 61% and 53%, respectively, in the corresponding periods in 2024. The changes in cost of product revenue and product gross margins are primarily due to a shift in sales toward more profitable products, and declines in less profitable legacy products.
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
Research and development expenses increased by $2.4 million in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a $0.7 million increase in employee-related costs, $1.3 million in higher lab supplies and $0.8 million in higher allocable costs, partially offset by a $0.4 million decrease from lower use of outside services. The increase in research and development expenses of $6.4 million in the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to a $2.8 million increase in employee-related costs, $2.9 million increase in allocable costs, and $1.9 million in higher lab supplies. These were partially offset by a $1.2 million decrease from lower use of outside services.

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
Selling, general and administrative expenses decreased by $2.4 million during the three months ended September 30, 2025, compared to the same period in 2024 primarily due to $1.1 million in lower consulting and outside services, $0.3 million decrease in employee-related costs, $0.6 million in lower legal costs, and $0.4 million in lower allocable costs. The decrease in selling, general and administrative expenses of $6.2 million during the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to $2.9 million in lower stock-based compensation expenses, $2.3 million in lower legal costs, $1.2 million in lower consulting and outside services, and $1.2 million in lower allocable costs. These were partially offset by a $0.6 million increase in employee-related costs and a $0.8 million increase in facilities associated costs.
Asset Impairment and Other Charges

Asset impairment and other charges for the nine months ended September 30, 2024 was due to a $0.2 million write-down on assets held for sale during the second quarter of 2024.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest income	$634	$849	$(215)	(25)%	$1,969	$2,730	$(761)	(28)%
Interest and other expense, net	(1,292)	(4,922)	3,630	(74)%	(3,217)	(6,421)	3,204	(50)%
Total other income (expense), net	$(658)	$(4,073)	$3,415	(84)%	$(1,248)	$(3,691)	$2,443	(66)%

Interest Income
Interest income decreased by $0.2 million and $0.8 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to lower average cash, cash equivalents and short-term investments balances.
Interest and Other Expense, net
Interest and other expense, net decreased by $3.6 million and $3.2 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to the $3.9 million impairment of our investment in MAI during the third quarter of 2024 that did not reoccur in the current year.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Provision for income taxes	$8	$10	$(2)	(20)%	$29	$31	$(2)	(6)%

The provision for income taxes for the three and nine months ended September 30, 2025 and 2024, was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
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
Net Loss
Net loss for the three months ended September 30, 2025 was $19.6 million, or a net loss per basic and diluted share of $0.22. This compared to a net loss of $20.6 million, or a net loss per basic and diluted share of $0.29, for the three months ended September 30, 2024. The decrease in net loss was primarily related to lower costs and operating expenses.

Net loss for the nine months ended September 30, 2025 was $53.6 million, or a net loss per basic and diluted share of $0.62. This compared to a net loss of $54.9 million, or a net loss per basic and diluted share of $0.78, for the nine months ended September 30, 2024. The decrease in net loss was primarily related to lower costs and operating expenses in 2025.
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
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$25,351	$19,264
Short-term investments	$33,350	$54,194
Working capital	$57,717	$75,124
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
Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of up to two tranches, of which the first tranche of $30.0 million was disbursed upon execution of the Loan Agreement and the second tranche of $10.0 million was funded in June 2025 upon achievement of certain milestones including certain pre-specified revenue thresholds. Both tranches were subject to payment of a facility fee equal to 1.00% of the amount of such term loan. The Term Loan carries an interest-only period of 36 months (with the possibility to extend up to 48 months upon achievement of certain pre-specified financial milestones) and will bear interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%. As of September 30, 2025, we were in compliance with all covenants of the Loan Agreement.

Sales Agreements
On May 2, 2024, we entered into the Cantor Sales Agreement with Cantor, under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the third quarter of 2024, and we received net proceeds of $29.7 million after Cantor’s commissions and direct offering expenses. During the nine months ended September 30, 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the second quarter of 2025, and we received gross proceeds of $17.3 million, or $16.4 million in net proceeds after Cantor’s commissions and direct offering expenses of $0.8 million.
Sales of our common stock under the Cantor Sales Agreement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
Liquidity
We believe that our existing cash and cash equivalents, combined with our future expectations for product revenues, research and development revenue, and expense management will provide adequate funds for planned ongoing operations, capital expenditures and working capital requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our capital resources sooner than we expect.

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
Cash Flows
The following is a summary of cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(39,468)	$(32,942)
Net cash provided by (used in) investing activities	17,789	(54,117)
Net cash provided by financing activities	27,748	59,390
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,069	$(27,669)

Cash Flows from Operating Activities
The $6.5 million increase in net cash used in operating activities for the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to the net effect of decreases in cash received from revenue, increases in cash paid for operating expenses and unfavorable changes in working capital, including higher financial assets and lower accrued compensation.
Cash Flows from Investing Activities
The $71.9 million increase in net cash provided by investing activities for the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to proceeds from maturity of short-term investments offset by cash utilized for purchase of short-term investments.
Cash Flows from Financing Activities
The $31.6 million decrease in net cash provided by financing activities for the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to the $29.5 million in proceeds from the first tranche of the Innovatus Loan in February 2024, and higher proceeds from issuance of common stock under the Cantor Sales Agreement in 2024, partially offset by the proceeds from the funding of the second tranche of the Innovatus Loan in June 2025.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2025 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report.
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $58.7 million as of September 30, 2025. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2025, the effect of a hypothetical 10% decrease in market interest rates would have a $0.3 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At September 30, 2025, we had $41.0 million principal amount outstanding under the Innovatus Loan. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the Closing Date. An immediate 10% increase in the prime interest rate would result in a $0.3 million impact on our results of operations over the next twelve months from September 30, 2025.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in Interest and other expense, net, a component in our condensed consolidated statements of operations and in the fair value of the assets in the condensed consolidated balance sheets. As of September 30, 2025, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency is minimal.
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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2025 at a reasonable assurance level.
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
•Some of our product supply agreements with customers, if in place, have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
•The demand for our products depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition, and results of operations may be harmed if our customers spend less on, or are less successful in, these activities. In addition, customer spending may be affected by, among other things, general market and economic conditions beyond our control.
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
•We are dependent on a limited number of third-party contract manufacturers for large scale production of substantially all of our enzymes. We are working to qualify new contract manufacturers to produce certain of our enzymes, however those efforts may not be successful and therefore, we may experience limitations on our ability to supply our enzymes to customers.
•We are dependent on our collaborators, and our failure to successfully manage these relationships could prevent us from developing and commercializing many of our products and achieving or sustaining profitability.

•We have invested significant resources to enable enzymatic nucleic acid synthesis, which is based on novel ideas and technologies that are largely unproven. Failure to validate performance at scale, demonstrate regulatory acceptance, or overcome other challenges with the new technologies could impede customer adoption and our revenues.
•As a result of our strategic shift and our refined focus on certain programs and business lines, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
•Given our change in strategic direction, we may receive limited revenue or no future value from certain of our existing license agreements.
•The timing of customer orders and related product revenue recognition is unpredictable and may cause our operating results to vary significantly from quarter to quarter, which could adversely affect our stock price.
•We use hazardous materials in our business, and we must comply with environmental laws and regulations. Any claims relating to improper handling, storage or disposal of these materials or noncompliance of applicable laws and regulations could be time-consuming and costly and could adversely affect our business and results of operations.
•We may need additional capital in the future in order to expand our business.
•Even if our customers, future customers or collaborators obtain regulatory approval for any products utilizing our enzymes, such products will remain subject to ongoing regulatory requirements, which may result in significant additional expense.
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
We have incurred net losses since our inception, including losses of $65.3 million, $76.2 million, and $33.6 million for the years ended December 31, 2024, 2023, and 2022, respectively, and $53.6 million and $54.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $616.4 million and $562.8 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharma biocatalysis business, increase sales of existing products and services, develop and commercialize our ECO Synthesis manufacturing platform, develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GlaxoSmithKline plc (“GSK”), Merck Sharp & Dohme (“Merck”), Novartis Pharma AG (“Novartis”), Nestlé Health Science (“Nestlé”), Aldevron LLC, Roche Sequencing Solutions, Inc., Crosswalk Therapeutics and Alphazyme LLC, provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
In order to market a biologic or drug product in the United States, our customers, future customers or collaborators generally must undergo the following process required by the FDA:
•completion of extensive preclinical laboratory tests and preclinical animal studies, certain of which must performed in accordance with the FDA's Good Laboratory Practice requirements;
•submission to the FDA of an Investigational New Drug Application, which must become effective before human clinical studies may begin in the United States;
•approval by an independent institutional review board or ethics committee representing each clinical site before the clinical study may be initiated at the site;
•performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practice requirements to establish the safety, purity and potency (or efficacy) of the product candidate for each proposed indication;
•preparation of and submission to the FDA of an New Drug Application (“NDA”) or Biologics License Application (“BLA”) after completion of all clinical studies;
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
We believe our enzyme products are exempt from compliance with the FDCA and the implementing GMP regulations of the FDA, as our products are further processed and incorporated into final drug or biologic products by our customers and as we do not make claims related to our products’ safety or effectiveness. Our products are currently manufactured following the voluntary quality standards of ISO 9001:2015, and we anticipate signing and announcing a partnership with a CDMO to provide enzymatically synthesized, GMP-grade siRNA to customers in the near term. Our planned collaboration with a CDMO may not come to fruition and, even if it does, may not scale up as anticipated. Even if the scale up plans succeed, we or the CDMO may incur delays in production or have insufficient product for consumers. And, in the event we, or our suppliers, produce products that fail to comply with voluntary quality standards or GMP standards imposed by customers, we may incur delays in fulfilling orders, write-downs or other losses, damages resulting from product liability claims and harm to our reputation.
In the future, our products could become subject to more onerous regulation, or the FDA could disagree with our assessment that our enzyme products are exempt from cGMP regulations. In addition, the FDA could conclude that the products we provide to our customers are actually subject to the pharmaceutical, drug or biologic quality-related regulations for manufacturing, processing, packing or holding of drugs, biologics, or finished pharmaceuticals, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition.
We are dependent on a limited number of customers.
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the nine months ended September 30, 2025 and 2024, customers that each individually contributed 10% or more of our total revenue accounted for 55% and 43% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.
Some of our product supply agreements with customers, if in place, have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. Additionally, some customers order our products on a quote and purchase order basis under standard terms and conditions, with no guarantee of future orders. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the three and nine months ended September 30, 2025, we derived a majority of our product revenue from these product supply agreements.

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
Accordingly, we face risks of difficulties with, and interruptions in, performance by third-party manufacturers, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. Enzyme manufacturing capacity limitations at our third-party manufacturers and manufacturing delays could negatively affect our business, reputation, results of operations and financial condition. The failure of any contract manufacturer to supply us our required volumes of enzyme on a timely basis, or to manufacture our enzymes in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand, would adversely affect our ability to sell pharmaceutical and complex chemicals products, could harm our relationships with our customers or collaborators and could negatively affect our revenues and operating results. We may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, and could cause interruptions or delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.

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

We have invested significant resources to enable enzymatic nucleic acid synthesis, which is based on novel ideas and technologies that are largely unproven. Failure to validate performance at scale, demonstrate regulatory acceptance, or overcome other challenges with the new technologies could impede customer adoption and our revenues.
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
We have investments in illiquid or non-marketable equity securities acquired in private transactions. As of September 30, 2025, 2.3% of our consolidated assets consisted of investment securities, which are illiquid investments. Investments in non-marketable securities are inherently risky and difficult to value. We account for our non-marketable equity securities under the measurement alternative. Under the measurement alternative, the carrying value of our non-marketable equity investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. We evaluate our investment in non-marketable securities when circumstances indicate that we may not be able to recover the carrying value. We may impair these securities and establish an allowance for a credit loss when we determine that there has been an “other-than-temporary” decline in estimated fair value of the equity security compared to its carrying value. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. Future impairment charges from the write down in value of these securities could have a material adverse effect on our financial condition or results of operations.
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
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and equity securities will provide adequate funds for planned ongoing operations, capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our performance enzyme business, our spending to develop and commercialize new and existing enzyme products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including the ongoing commercialization of our ECO Synthesis manufacturing platform, scaling the ECO Synthesis manufacturing platform to GMP capability, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any enzyme products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies.
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
We expect that our future revenues will depend, in part, on the ability of our customers to obtain and maintain regulatory approvals for therapeutic products utilizing our biocatalysts and other products. Any product that receives FDA approval will remain subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information, among other things. Any regulatory approvals received for such products may also be subject to limitations on the approved indicated uses for which they may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance studies. For example, the holder of an approved NDA or BLA in the United States is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA or BLA. In the United States, the holder of an approved NDA or BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Similar provisions apply in the European Union (the “EU”). Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Similarly, in the EU any promotion of medicinal products is highly regulated and, depending on the specific jurisdiction involved, may require prior vetting by the competent national regulatory authority. In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the NDA, BLA or foreign marketing application.
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
Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from litigation relating to intellectual property rights could require us to obtain a license, which may be on terms that are not favorable to us, to continue to make, use, import, sell or offer for sale the technology, products or services that is the subject of the claim, or otherwise restrict or prohibit our use of the technology, products or services.
Our ability to compete may decline if we do not adequately prosecute, maintain, protect and/or defend our proprietary technology, products or services or our intellectual property rights.
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of September 30, 2025, we owned or controlled approximately 1,650 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of September 30, 2025, our patents and patent applications, if issued, have terms that expire between 2025 and approximately 2045. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of the directors or executive officers of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other non-Rule 10b5-1 trading arrangement.

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

10.1	Third Amendment to the Loan and Security Agreement dated September 30, 2025, by and between the Company and Innovatus Life Sciences Fund I, LP.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”) includes: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2025 and 2024, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2025 and 2024, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	November 6, 2025	By:	/s/ Stephen Dilly
Stephen Dilly Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)

Date:	November 6, 2025	By:	/s/ Georgia Erbez
Georgia Erbez Chief Financial Officer (principal financial and accounting officer)