Form 10-K
period 2025-12-31
CODEXIS, INC.
filed 2026-03-11
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File No.: 001-34705

Codexis, Inc.
(Exact name of registrant as specified in its charter)

Delaware	71-0872999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Penobscot Drive, Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 421-8100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on which Registered:
Common Stock, par value $0.0001 per share	CDXS	The Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
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
The aggregate market value of voting and non-voting common stock held by non-affiliates of Codexis as of June 30, 2025 was approximately $133.4 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of March 5, 2026, there were 90,869,349 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2026 Proxy Statement is not deemed to be filed as part of this Form 10-K.

Codexis, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis in this Annual Report on Form 10-K should be read in conjunction with our audited consolidated financial statements and the related Notes that appear elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), particularly in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are often identified by the use of words such as “may,” “will,” “can,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate” or “continue,” and similar expressions or variations. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to: any projections of financial information or performance; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, commercial partnerships, technology developments, our products and product platforms, product sales, revenues, expenses, liquidity, cash flow, commercial reach, market growth rates or enforceability of our intellectual property rights and related litigation expenses; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements.
For a discussion of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appear in Part I, Item 1A: “Risk Factors” of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the U.S. Securities and Exchange Commission (“SEC”).
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
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A: “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
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

•If we are unable to develop and commercialize new technologies and products for the pharmaceutical and life science tools markets, our business and prospects will be harmed.
•A reduction or delay in government funding of research and development for our customers may adversely affect our business.
•With respect to customers purchasing our products for use in manufacturing APIs for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition or results of operations.
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
•As a result of our refined focus on certain programs and business lines, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
•We may receive limited revenue or no future value from certain of our existing license agreements.
•The timing of our customer orders and related product revenue recognition is unpredictable and may cause our operating results to vary significantly from quarter to quarter, which could adversely affect our stock price.
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

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
We are a leading provider of technology solutions to improve therapeutics manufacturing. We focus on impacting the manufacturing process by using our proprietary CodeEvolver® directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations that are different than those for which they naturally evolved. We employ our technology and expertise to enhance the properties and performance of enzymes to drive pivotal improvements in manufacturing of complex therapeutics across two key areas: our ECO synthesis manufacturing platform and our small molecule pharma biocatalysis business.
ECO Synthesis manufacturing platform
Our ECO Synthesis® manufacturing platform is comprised of enzymatic tools and processes that are designed to enable large-scale manufacture of RNA interference (“RNAi”) therapeutics. We use the CodeEvolver platform technology to develop enzymes for the synthesis of RNAi therapeutics in production processes that deliver improvements, including purity, yield, and manufacturing efficiency. In November 2024, we presented data at the TIDES Europe conference demonstrating the successful end-to-end enzymatic synthesis of an entire commercially approved small interfering ribonucleic acid (“siRNA”) therapeutic asset with the ECO Synthesis manufacturing platform. In addition to using full enzymatic sequential synthesis, adding one nucleotide at a time to synthesize the two strands from beginning to end, we demonstrated synthesis of the same siRNA asset using three other routes utilizing enzymatic ligation with our double-stranded RNA (“dsRNA”) ligase, which can stitch together fragments of chemically and/or enzymatically synthesized RNA to form the full siRNA drug structure. For the three other routes, our data highlighted that full-length oligonucleotides of equal quality and yields were obtained whether the fragments were made with enzymes or by traditional solid phase oligonucleotide synthesis (“SPOS”) (current standard production route for oligonucleotide manufacturing). At the end of 2024, we completed the build out of our ECO Synthesis Innovation Lab, a facility where our ECO Synthesis manufacturing platform is deployed to synthesize gram-scale quantities of a customer’s desired siRNA construct suitable for pre-clinical testing. In addition, the infrastructure allows us to provide process development, analytical method development and other manufacturing process optimization which is required to enable the siRNA to proceed to clinical-stage manufacturing and testing. In 2025, we successfully manufactured non-good manufacturing practice (“GMP”)-grade siRNA drug substance for customers in our Innovation Lab under development services contracts. We also entered into partnerships with three large-scale contract development and manufacturing organizations (“CDMOs”) to evaluate our ECO platform of enzymatic tools and processes to ultimately synthesize GMP-grade siRNA drug substance for our customers. In each of these agreements, we are currently in the feasibility testing stage and expect to advance at least one of these partnerships, including initiating a technology transfer to that organization, in 2026. We believe these relationships to be a vital extension of our strategy to be a technology solutions provider for our customers. Through these arrangements, our customers will have access to proven, large-scale commercial manufacturers who are familiar with our process, and who can then offer a seamless manufacturing scale-up of our customers’ products. We expect to expand our enzymatic tools and process offerings as we further enhance the ECO Synthesis platform to address the overall market needs for scalable and sustainable RNAi manufacturing.
Small molecule pharma biocatalysis
In our small molecule pharma biocatalysis business, we utilize our CodeEvolver technology platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to improve the efficiency and productivity of their manufacturing processes for small molecule therapeutics. Our unique enzymes drive improvements such as higher yields, increased purity, reduced energy usage and waste generation, all of which lead to improved efficiency and reduced costs in small-molecule manufacturing.

History and Core Technology
We are a pioneer in harnessing computational technologies to drive biology advancements. Since 2002, we have made substantial investments in the development of our proprietary CodeEvolver technology platform, the primary source of our competitive advantage for our business. The CodeEvolver technology platform has the power to transform the performance of an enzyme, tailoring it for a specific application and/or process. Using powerful machine learning tools and sophisticated molecular, cellular, and bioanalytical workflows, we can design and screen libraries of thousands of variants. Content-rich libraries screened under real-world conditions can yield dense and valuable datasets, which, when data-mined, allow us to optimize multiple parameters in parallel. The resulting evolved variants often have a combination of enhanced properties, such as increased activity, specificity, and stability under desired conditions, and improved manufacturability in the production host. These enhanced properties provide differentiated technical performance in the target application and can provide our customers increased value in the commercial deployment of their products.
Key Strategic Focus Areas
ECO Synthesis Manufacturing Platform
ECO Synthesis Overview
A key strategic priority for Codexis is the advancement and commercialization of our ECO Synthesis manufacturing platform, which is designed to enable the commercial scale manufacture of RNAi therapeutics. As of December 31, 2025, there were eight approved siRNA therapeutics on the market in the United States, primarily targeting rare disease indications. However, there are hundreds of RNAi therapeutic assets in development, including 41 assets in Phase 2 and Phase 3 clinical trials. As we move through 2026, the RNAi pipeline is pivoting from rare conditions to high-prevalence diseases like Alzheimer’s, hyperlipidemia and hypertension. We expect worldwide demand for RNAi therapeutics to grow significantly as RNAi therapeutic assets progress through clinical development and are commercially approved.
The current industry standard for manufacturing RNAi therapeutics is a well-established, chemical-based method SPOS utilizing phosphoramidite chemistry. This approach has existed for more than forty years and works effectively for small-scale manufacturing required during the discovery stage of clinical development. However, SPOS and phosphoramidite chemistry face multiple limitations in the context of commercial-scale manufacture of RNAi therapeutics. This approach will require significant infrastructure and capital investment to meet the anticipated future growth in demand for RNAi therapeutics. SPOS and phosphoramidite chemistry are also currently limited to single-digit kilogram synthesis batch sizes, and present challenges around quality control and scalability. Further, chemical synthesis requires large volumes of acetonitrile, a highly-flammable, organic solvent with high waste disposal costs, to facilitate the reaction environment necessary to produce RNAi therapeutics. As additional RNAi therapeutic candidates are approved for disease indications with higher prevalence, we believe using traditional SPOS and phosphoramidite chemical synthesis for commercial scale production will become prohibitively expensive, time-intensive, and challenging for many drug developers seeking to produce enough drug substance to address these larger patient populations.
We believe that the ECO Synthesis manufacturing platform presents several advantages to potentially address the limitations of SPOS and phosphoramidite chemistry. Our platform can be integrated within existing manufacturing facilities and utilizes equipment currently available in the industry, potentially eliminating much of the infrastructure investment required for SPOS and phosphoramidite chemistry. ECO Synthesis is not constrained by the same process limitations as SPOS, and, by design, has the potential to manufacture tens to a hundred kilograms of high-purity RNA per run, with a closed-loop system intended to increase volumetric reagent efficiency which enables large batch synthesis. Finally, our process is aqueous based, mitigating the need for high volumes of acetonitrile, significantly decreasing chemical waste streams, and reducing heavy disposal and purification costs.
ECO Synthesis Innovation Lab
We completed the build-out of our ECO Synthesis Innovation Lab at the end of 2024. This facility allows us to optimize the development and scaling of a manufacturing process of a customer’s specific siRNA asset before completing the technology transfer to a CDMO partner for GMP-grade production of drug substance to supply the customer’s clinical trials and eventual commercialization. It is also designed to enable the manufacture of non-GMP-grade RNAi therapeutic material in sufficient quantities to support customers’ preclinical development.

The ECO Synthesis manufacturing platform is a set of enzymatic tools and processes that are used together to manufacture siRNA. With this platform, we work with our customers to optimize the manufacturing of the customer’s asset. This platform produces enzymatically synthesized RNAi sequences, and the conjugation of tissue targeting moieties such as GalNAc, onto an RNA strand (which is a common modification included on RNAi therapeutics to assist with targeted tissue delivery) and to ligate (connect) RNAi sequences together. All of these capabilities are used to create a full-length and completed RNAi therapeutic asset.
Our goal is to be a value-added technology solutions provider to pharmaceutical innovators. Many of our potential clients seek expertise in areas that they cannot develop on their own, but seek to partner with companies who provide expertise in manufacturing. Through our ECO Synthesis platform, we offer a partnership approach to drug manufacturing. The services we provide include:
•Method Development and Analytics. Customers require qualified methods to measure and ensure purity of their siRNA construct before going into the clinic.
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
Potential Commercial Opportunity of RNAi Manufacturing
We believe we have significant competitive advantages to successfully enter RNAi manufacturing with our proprietary ECO Synthesis manufacturing platform, largely stemming from synergies with our pharma biocatalysis expertise in terms of technical knowledge and commercial reach. Many of our current customers are also developing RNAi therapeutics. We believe their familiarity with our ability to engineer and scale complex enzymes is a significant commercial advantage for our ECO Synthesis manufacturing platform. However, there are also key differences of this platform compared to our existing pharma biocatalysis business. Pharma biocatalysis generally requires custom enzyme engineering projects specific to a single therapeutic asset, which involves significant time and resource investment from Codexis. By contrast, the ECO Synthesis manufacturing platform could be applicable to many pharmaceutical and CDMO customers and has the potential to manufacture multiple different RNAi therapeutic assets with the same set of enzymes and processes. Further, the potential scalability of our solution is differentiated from phosphoramidite chemistry, which is limited in batch size and requires high volumes of toxic solvent. We believe that the ECO Synthesis manufacturing platform could enable CDMOs and drug developers to scale production of RNA therapeutics with significantly less capital expenditure for production infrastructure and as a result, could potentially command significantly better economic terms than the current revenues for pharma biocatalysis enzymes.
Our business model for the ECO Synthesis manufacturing platform involves several points of interaction with our customers:
•ECO Synthesis Innovation Lab. We provide contract development and manufacturing services at smaller scale non-GMP conditions in our ECO Synthesis Innovation Lab. These activities are typically governed by development agreements which include fees for process development, process optimization, analytical method development and qualification, CMC documentation and small-scale manufacturing of siRNA drug substance.
•ISO 9001 certified manufacturing facility. We provide purified enzymes and immobilized purified enzymes from our non-GMP manufacturing facility. These products are core components of the ECO Synthesis manufacturing platform and they are released according to a full specification from our quality control labs. All of these operations occur within our Quality Management System which is certified as ISO 9001.
•Future services from our GMP manufacturing facility. In November 2025, we signed a lease for a GMP manufacturing facility in Hayward, California. We are currently working on designs to retrofit this facility to manufacture RNAi therapeutics for our customers in quantities sufficient for Phase 1 and potentially Phase 2 clinical trials. We believe this facility to be of high strategic importance to our ECO Synthesis business, capturing more of the economics of the drug supply chain, and also offering a GMP tech transfer to very large scale operations once customers make the decision to advance their drug candidates to larger scale clinical trials or commercial launch. We anticipate beginning construction in the fall of 2026, with the facility in full production capability by the end of 2027.

Pharma Biocatalysis
Pharmaceutical companies are driven to identify reliable, cost-effective, and sustainable manufacturing process improvements to produce both their new drug candidates and their existing products, while not impacting drug safety and efficacy. Many of our customers are large pharmaceutical companies who partner with us to develop engineered enzymes for use as biocatalysts, meeting precisely defined criteria. Their goals are to improve the efficiency, productivity and sustainability of their manufacturing processes.
As of December 31, 2025, we sold enzymes as biocatalysts to pharmaceutical manufacturers for 18 therapeutic drugs that are currently approved for commercial sales.
We currently sell these enzymes, that have already been engineered and installed in a customer’s commercial manufacturing process at multi-kilograms to metric tons per annum scale.
In addition to these larger volumes of enzymes that are sold for our customers’ ongoing commercial requirements, we also sell smaller quantities of engineered enzymes for use in a customer’s clinical-stage manufacturing. As of December 31, 2025, Codexis is selling enzymes to pharmaceutical manufacturers for 15 drug candidates currently in Phase 2 and Phase 3 clinical trials, or to customers working to convert to an enzymatic manufacturing process for drugs that have been commercially approved.
In addition to the sale of enzymes, we also offer contracted research and development partnerships to our customers. These research and development activities are typically governed by collaboration agreements, which often contain research and development fees and intellectual property provisions, under which we screen and/or engineer enzymes for customers in connection with their process development efforts. In these collaborations, we typically receive consideration in the form of one or more of the following: upfront payments, milestone payments, payments for screening and engineering, followed by fees for manufacturing scale-up and supply of enzymes, licensing fees and/or royalties as the customer’s product commercializes. In November 2025, we announced we were reducing our emphasis on seeking new projects in our small-molecule biocatalysis business, primarily due to reduced pricing opportunity of the broader enzyme market. We continue to provide these services to existing and prospective customers who have challenging products that require unique solutions, where we can engineer more value-added and differentiated enzymes.
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
Other Differentiated Enzymes
In addition to RNAi manufacturing and pharma biocatalysis applications, we have also applied our CodeEvolver technology platform to develop customized enzymes for customers across other molecular biology applications, such as template dependent mRNA manufacturing, next generation sequencing, diagnostic testing and DNA oligonucleotide synthesis.
In December 2024, we entered into a license agreement whereby Pfizer obtained a license to make a specific Codexis enzyme for use in the manufacture of Pfizer’s products. As part of the agreement, Pfizer utilized remaining credit from a supply agreement between the parties toward the upfront fee. Under the terms of the license agreement, Codexis is eligible to receive development and sales-based milestone payments based upon the future use of the enzyme in drug substance manufacturing.
In September 2024, we entered into a new non-exclusive commercial and manufacturing license agreement with Alphazyme LLC (“Alphazyme”). In connection with this new agreement, we terminated all prior agreements with Alphazyme, including licenses for the Codex HiFi DNA Polymerase, Codex HiTemp Reverse Transcriptase, Codex HiRev Isothermal Polymerase and other enzymes that were in development directed towards genomics and diagnostics applications prior to our strategic shift announced in July 2023. Under the terms of the new agreement, we are eligible to receive sales-based royalties.
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

In March 2022, we entered into a Stock Purchase Agreement with seqWell, Inc. (“seqWell”), a privately held life sciences company, pursuant to which we purchased 1,000,000 shares of seqWell’s Series C preferred stock for $5.0 million. In March 2023, we entered into a Master Collaboration Agreement and Research Agreement with seqWell (the “seqWell Agreement”), pursuant to which we provided research and experimental screening and enzyme engineering activities in exchange for compensation in the form of additional shares of seqWell's common stock. We received 205,279 shares of seqWell's common stock from research and development services with seqWell in the year ended December 31, 2024. In addition to our initial equity investment and the shares we have received under the seqWell Agreement, in September 2023, we purchased an additional 88,256 shares of seqWell's Series C-1 preferred stock and 44,128 common stock warrants for $0.4 million. In line with our strategy relating to non-core Life Sciences assets, in January 2025 we sold assets that were developed under the seqWell Agreement to seqWell in exchange for the right to receive a cash payment upon future events and a warrant to purchase seqWell’s common stock exercisable upon future events, and terminated the seqWell Agreement.
In June 2020, we entered into a Master Collaboration and Research Agreement with Molecular Assemblies, Inc. (“MAI”) (the “MAI Agreement”), under which we provided enzyme evolution services and sold enzymes to MAI in the field of DNA synthesis. Between 2020 and 2024, in connection with the execution of the MAI Agreement and via separate purchases, we acquired shares of MAI’s Series A and B preferred stock. On January 28, 2025, Maravai LifeSciences, Inc. (“Maravai”), a global provider of life science reagents and services to researchers and biotech innovators, announced its acquisition of intellectual property and relevant assets from MAI. In January 2025, MAI assigned the MAI Supply Agreement to Maravai in connection with the sale of its related assets to Maravai.
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
Additionally, in April 2024 we entered into an asset acquisition agreement with another private biotherapeutics company under which we divested assets related to our investigational homocystinuria and maple syrup urine disease programs, and in June 2024, we entered into an asset sale agreement under which we divested assets related to our programs for the GLB1, GM1, and SGSH genes, and our investigational AAV capsid technology. Under these agreements, Codexis is eligible to receive milestone and earnout payments.
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

As of December 31, 2025, we owned or controlled approximately 1,600 active issued patents and pending patent applications in the United States and in various foreign jurisdictions, many of which are directed to our enabling technologies and specific methods and products that support our business in the pharmaceutical, biotherapeutics, and oligonucleotide synthesis markets, including related to our ECO Synthesis platform. As of December 31, 2025, our patents and pending patent applications, if issued, have terms that expire between 2026 and approximately 2046. Our United States (“U.S.”) patents and pending patent applications directed to the CodeEvolver technology platform developed internally by us have terms that expire between 2029 and approximately 2034. It is possible that some U.S. patents and patent applications (if issued) may be entitled to patent term extensions and/or patent term adjustments, which would extend the protection beyond these expiration dates. It is also possible that some patents and patent applications (if issued) in other jurisdictions will be entitled to additional patent terms. Our current intellectual property rights also include patents, trademarks, copyrights, software and certain assumed contracts that we acquired from Maxygen, Inc. (“Maxygen”) in October 2010, which are associated with directed evolution technology, known as the MolecularBreeding technology platform developed by Maxygen. The intellectual property rights and other related assets that we acquired from Maxygen continue to be subject to existing exclusive and non-exclusive license rights granted by Maxygen to third parties. We continue to file new patent applications in our business areas of interest, for which terms generally extend 20 years from the non-provisional filing date in the United States.
As of December 31, 2025, we owned approximately 92 trademark registrations in the United States and foreign jurisdictions, as well as various common law trademarks. These include, but are not limited to: Codexis, Codex, CodeEvolver, ECO Synthesis, MOSAIC, SAGE, MicroCYP, MCYP, ProSAR, Unlock the Power of Proteins, the Codexis Protein Engineering Experts logo, Strategist, Continuity, Ameli, Forager, Analogene, Harvester, Atoms, Riptide, APS and a Codexis design mark (i.e., the stylized Codexis logo), as well as a pending registration application for ecoRNA.
COMPETITION
We face differing forms of competition in pharmaceutical biocatalysis and RNAi therapeutics manufacturing, as set forth below.
ECO Synthesis Manufacturing Platform for RNAi Therapeutics
We market our ECO Synthesis manufacturing platform and contract development services through our ECO Synthesis Innovation Lab to drug sponsors developing RNAi therapeutics. SPOS using phosphoramidite chemistry is the current and long-established industry standard for the manufacture of RNAi therapeutics, examples including antisense oligonucleotides, siRNA, RNA aptamers, and guide RNA. CDMOs in this space, such as Agilent Technologies, have made significant capital investment to expand their RNA manufacturing capabilities using phosphoramidite chemistry. In addition, CDMOs and large pharmaceutical companies are seeking to make incremental improvements to phosphoramidite chemistry, including the development of ligation-based approaches, liquid-phase synthesis, and solvent recycling technologies. However, many drug developers and CDMOs are already exploring the use of enzymatic technology, including our dsRNA ligase, in their manufacturing processes due to the potential benefits around increased yield, purity, and efficiency. Additionally, there are opportunities for us to collaborate with CDMO partners to enable the manufacture of siRNA material at a greater scale than is currently possible within Codexis facilities. In 2026, we anticipate signing and announcing additional partnerships with CDMOs to provide enzymatically synthesized GMP-grade siRNA material to drug developer customers in the near term.
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
Core Technology
We are a leader in the field of enzyme engineering to create novel enzymes, and our work across pharma biocatalysis and the ECO Synthesis manufacturing platform relies on our core technology. We are aware that other companies, organizations and persons have developed technologies that appear to have some similarities to our patented proprietary CodeEvolver technologies. For example, we are aware that other companies, including Ginkgo Bioworks, BRAIN, and Enzymicals AG, have alternative methods for obtaining and generating genetic diversity or use mutagenesis techniques to produce genetic diversity. Some companies, including Biomatter Designs, Arzeda, and Enzymaster, leverage predictive computational algorithms to guide enzyme engineering efforts. In addition, academic institutions such as the California Institute of Technology, University of Washington, University of Manchester, and the Austrian Centre of Industrial Biotechnology are also working in this field. This field is highly competitive with companies and academic and research institutions actively seeking to develop technologies that could be competitive with our technologies.
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
CUSTOMERS
We rely on certain key customers for a significant portion of our total revenues and our accounts receivable balances. For the year ended December 31, 2025, one customer accounted for approximately 51% of our total revenues. As of December 31, 2025, three customers accounted for approximately 40%, 14% and 13% of our accounts receivable balances. For more information, see Note 15, “Segment, Geographical and Other Revenue Information” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
OPERATIONS
Our corporate headquarters are located in Redwood City, California and provide general administrative support to our business and are the center of our research, development and business operations. We have limited internal manufacturing capacity at our headquarters in Redwood City. For our pharma biocatalysis business, we expect to rely on third-party manufacturers for commercial production of our biocatalysts for the foreseeable future. Our in-house manufacturing is dedicated to producing both Codex biocatalyst panels and kits and enzymes for use by our customers in pilot scale and clinical production. We also supply initial commercial quantities of biocatalysts for use by our collaborators to produce pharmaceutical intermediates and manufacture biocatalysts that we sell. For the ECO Synthesis manufacturing platform, our ECO Synthesis Innovation Lab is located within our corporate headquarters and is designed to supply non-GMP-grade material in sufficient quantities to support customers’ preclinical development. We expect to partner with one or more CDMOs for bulk GMP-grade siRNA production to supply customers’ clinical trials and beyond in the near term. In November 2025, we signed a lease for a GMP manufacturing facility in Hayward, California. We are currently working on designs to retrofit this facility to manufacture RNAi therapeutics for our customers in quantities sufficient for Phase 1 and potentially Phase 2 clinical trials
As part of the restructuring of our business announced in July 2023, we consolidated operations to our Redwood City headquarters and discontinued investment in biotherapeutics. In September 2023, we announced that we had entered into an agreement for the assignment and assumption of the lease for our San Carlos, California facility. For additional information on the San Carlos facility, see Note 13, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

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

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. Drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws and regulations. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance. The FDA may withdraw or limit approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls; fines, warning letters, or untitled letters; clinical holds on ongoing or planned clinical studies; refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of approvals; product seizure or detention, or refusal to permit the import or export of products; consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; mandated modification of promotional materials and labeling and the issuance of corrective information; the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or injunctions or the imposition of civil or criminal penalties.
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
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
HUMAN CAPITAL RESOURCES
As of December 31, 2025, we had 146 full-time employees and part-time employees worldwide. Of these employees, 45 were engaged in research and development, 50 were engaged in operations and quality control and 51 were engaged in selling, general and administrative activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Supported by our annual employee survey, we believe our relationship with our employees to be generally good. Our scientists, bioinformatics experts and other professionals work collaboratively as interdisciplinary teams to unlock and advance technological innovation.
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

Diversity, equity and inclusion
We are proud of our commitment to diversity and foster an inclusive work environment that supports our global workforce and the communities we serve. We recruit the best people for the job regardless of gender, ethnicity or other protected traits and it is our policy to not only comply with all laws applicable to discrimination in the workplace, but to promote a safe and equitable environment for all employees. Our diversity, equity and inclusion principles are also reflected in our employee training and policies. Our executive leadership team reviews these policies regularly.
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
We have incurred net losses since our inception, including losses of $44.0 million, $65.3 million, and $76.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $606.8 million. If we are unable to continue to successfully develop and commercialize products in our pharma biocatalysis business, increase sales of existing products and services, develop and commercialize our ECO Synthesis manufacturing platform, develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GlaxoSmithKline plc (“GSK”), Merck Sharp & Dohme (“Merck”), Novartis Pharma AG (“Novartis”), Nestlé Health Science (“Nestlé”), Aldevron LLC, Roche Sequencing Solutions, Inc., Crosswalk Therapeutics and Alphazyme LLC, provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We develop enzyme products, including our ECO Synthesis manufacturing platform, that are used by our customers, and that may be used by our future customers or collaborators in connection with their biotherapeutic product candidates. The successful development of biotherapeutic candidates involves many risks and uncertainties, requires long timelines and may lead to uncertain results.
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
To market a biologic or drug product in the United States, our customers, future customers or collaborators must undergo the following process required by the FDA:
•completion of extensive preclinical laboratory tests and preclinical animal studies, certain of which must be performed in accordance with the FDA's Good Laboratory Practice requirements;
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
•preparation of and submission to the FDA of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) after completion of all clinical studies;

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

We believe our enzyme products are exempt from compliance with the FDCA and the FDA’s GMP implementing regulations, as our products are further processed and not incorporated into final drug or biologic products by our customers and as we do not make claims related to our products’ safety or effectiveness. Our products are currently manufactured following the voluntary quality standards of ISO 9001:2015, and we have collaborations with a number of CDMOs, and anticipate signing and announcing additional partnerships to provide enzymatically synthesized, GMP-grade siRNA to customers in the near term. Our collaboration with CDMOs may not come to fruition and, even if it does, may not scale up as anticipated. Even if the scale up plans succeed, we or the CDMO may incur delays in production or have insufficient product for customers. And, in the event we, or our suppliers, produce products that fail to comply with voluntary quality standards or GMP standards imposed by customers, we may incur delays in fulfilling orders, write-downs or other losses, damages resulting from product liability claims and harm to our reputation.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the years ended December 31, 2025 and 2024, customers that each individually contributed 10% or more of our total revenue accounted for 51% of our total revenues. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

Some of our product supply agreements with customers, if in place, have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. Additionally, some customers order our products on a quote and purchase order basis under standard terms and conditions, with no guarantee of future orders. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the year ended December 31, 2025, we derived a majority of our product revenue from these product supply agreements.
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
If we are unable to develop and commercialize new products for the pharmaceutical and life science tools markets, our business and prospects will be harmed.

We plan to continue to innovate new technologies for use in the pharmaceutical and life science tools markets. These efforts are subject to numerous risks, including the following:
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
With respect to customers purchasing our products for use in manufacturing APIs for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition or results of operations.
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
We manufacture our enzymes primarily in four locations: our in-house facility in Redwood City, California, and at three third-party contract manufacturing organizations (“CMOs”): Lactosan in Kapfenberg, Austria, ACS Dobfar S.p.A. (“ACSD”) (formerly known as DPhar S.p.A.) in Anagni, Italy, and Sekisui Diagnostics in Maidstone, United Kingdom. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and life sciences businesses.

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
Furthermore, as we currently,and may in the future, rely on foreign CMOs, such foreign CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. This and similar laws could have the potential to restrict the ability of biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by this or future legislation.
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
The market for supplying enzymes is fragmented. There is competition from large industrial enzyme companies, such as Novozymes and DuPont, as well as subsidiaries of larger contract research/CMOs, such as DSM-Firmenich AG, Cambrex Corporation, Lonza Group, WuXi STA and Almac Group Ltd. Some fermentation pathway design companies, like Ginkgo Bioworks, whose traditional focus has been to design microorganisms that express small molecule chemicals, could extend into designing organisms that express enzymes. There is also competition in the enzyme customization and optimization area from several smaller companies, such as BRAIN Biotech AG, Arzeda Corp., and c-LEcta GmbH.
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
As a result of our refined focus on certain programs and business lines, we may fail to capitalize on other opportunities that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we have recently focused our efforts on developing certain programs and business lines. As a result, we may forego or delay pursuit of business opportunities that later prove to have greater commercial potential. Further our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, our spending on current and future research and development programs, such as our ECO Synthesis manufacturing platform, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular program or business line, our business and results of operations could be harmed.
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
We use hazardous materials in our business, and we must comply with environmental laws and regulations. Any claims relating to improper handling, storage or disposal of these materials or noncompliance of applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
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
Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. While we currently qualify as a non-accelerated filer and smaller reporting company under the SEC rules, we are not required to include an attestation report on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm. For any fiscal year in which we become an accelerated filer or large accelerated filer, our independent registered public accounting firm would be required to provide such an attestation report in our Annual Report on Form 10-K. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal controls over financial reporting, or if we identify or fail to remediate material weaknesses in our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and may seriously harm our business.
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
We have made acquisitions in the past, and if appropriate opportunities become available, we may acquire additional businesses, assets, technologies, or products to enhance our business in the future.
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

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technologies, products or services that are identical or similar to ours or that compete with ours. Patent, trademark, copyright and trade secret laws afford only limited protection for our technology, products and services. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to operate under the aspects of our intellectual property rights, or proprietary technology, products or services or products, or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology, services and products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our technology, products and services are covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. For example, we are aware of certain third-party intellectual property that does or may overlap with aspects of the Company’s technology. We cannot assure that our technology, products and/or services do not infringe, violate or misappropriate any patents or other intellectual property rights owned or controlled by others or that they will not in the future.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of December 31, 2025, we owned or controlled approximately 1,600 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of December 31, 2025, our patents and patent applications, if issued, have terms that expire between 2026 and approximately 2046. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
Issuance of claims in patent applications and enforceability of such claims once issued involve complex legal and factual questions and, therefore, we cannot predict with any certainty whether any of our issued patents will survive invalidity claims asserted by third parties. Issued patents and patents issuing from pending applications may be challenged, invalidated, circumvented, rendered unenforceable or substantially narrowed in scope. In addition, the inventorship and ownership of the patents and patent applications may be challenged by others. Moreover, the United States Leahy-Smith America Invents Act (“AIA”), enacted in September 2011, brought significant changes to the United States patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. While interference proceedings are possible for patent claims filed prior to March 16, 2013, many of our filings will be subject to the pre- and post-grant proceedings set forth in the AIA, including citation of prior art and written statements by third parties, third party pre-issuance submissions, ex parte reexamination, inter partes review, post-grant review, and derivation proceedings. We may need to utilize the processes provided by the AIA for supplemental examination or patent reissuance. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, any proceeding may result in loss of certain claims. Any litigation or proceedings could divert our management's time and efforts. Even unsuccessful claims brought by third parties could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

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
Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of the Company. Among other things, our amended and restated certificate of incorporation and bylaws provide for a board of directors which is divided into three classes, with staggered three-year terms and provide that all stockholder action must be effected at a duly called meeting of the stockholders and not by a consent in writing, and further provide that only our Board of Directors (our “Board”), the chairman of our Board, our chief executive officer or president may call a special meeting of the stockholders. In addition, our amended and restated certificate of incorporation allows our Board, without further action by our stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, who are responsible for appointing the members of our management team. Furthermore, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”) which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our Board and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if an offer to acquire our company may be considered beneficial by some stockholders.
Our bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our current or former directors, officers, stockholders, or other employees.
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
Concerns about inflation, energy costs, geopolitical issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumers confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions.
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
While we continue to monitor these developments, the full impact of these risks remains uncertain and any economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report on Form 10-K.
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

Information technology helps us operate efficiently, interface with customers, maintain financial accuracy and efficiency and accurately produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions or the loss of or damage to intellectual property or data through security breach. If our information technology systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Our information technology systems and those of our external vendors, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, software or hardware errors, misconfigurations, bugs, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The prevalence of artificial intelligence (“AI”) tools in the global marketplace and rapid changes thereto raise the risk to our systems by making more sophisticated tools available to bad actors, and by making our data more vulnerable to inadvertent leaks or corruption by employees and others. Any such issues could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.
Our business may require us to use and store personal information of our customers, employees, and business partners on our information technology systems. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. However, these security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” emails and phone calls attempting to induce them to divulge passwords and other sensitive information.
In addition, unauthorized persons may attempt to hack into our products or systems to obtain personal data relating to employees and other individuals, our confidential or proprietary information or confidential information we hold on behalf of third parties. We also rely on external vendors to supply and/or support certain aspects of our information technology systems. The systems of these external vendors may contain defects in design or manufacture or other problems that could unexpectedly compromise information security of our own systems, and we are dependent on these third parties to deploy appropriate security programs to protect their systems. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. Our remediation efforts may not be successful. Further, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. Attacks upon information technology systems are also increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the remote work policies we initiated in response to the COVID-19 pandemic, and our continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Additionally, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. We have programs in place to detect, contain and respond to data security incidents, and we make ongoing improvements to our information-sharing products in order to minimize vulnerabilities, in accordance with industry and regulatory standards. However, because the techniques used to obtain unauthorized access to or sabotage systems change frequently and may be difficult to detect, we may not be able to anticipate and prevent these intrusions or mitigate them when and if they occur. Even if identified, we may be unable to adequately and timely investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques (such as AI) that are designed to circumvent controls, to avoid detection and to remove or obfuscate forensic evidence.

We and certain of our external vendors are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur, it could result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any security compromise affecting us, our service providers, vendors, strategic partners, other contractors, consultants or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, which may not be covered by insurance or may be in excess of our insurance coverage. Additionally, we could become the subject of regulatory action or investigation, litigation, including class actions, or other claims and our competitive position could be harmed and the further development of our products could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business and could materially and adversely affect our business, results of operations and financial condition.
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
In the United States, Health Insurance Portability and Accountability Act (“HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of certain individually identifiable health information. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. Certain states have also adopted and continue to adopt new privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) requires in-scope businesses to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches (which has increased the likelihood of, and risks associated with, data breach litigation). Similar laws regulating personal information generally or health information in particular have passed in other states and have been proposed in additional states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The same is true for emerging laws and regulations related to AI. These developments increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the United States. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office has also published its own version of the TIA, although entities may choose to adopt either the EU or UK-style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge. Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to the DPF.
We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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

Our business may be affected by the evolving regulatory framework for AI Technologies

We use AI, machine learning, and automated decision-making technologies, (collectively, “AI Technologies”) throughout our business, and are making investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. There can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which its performance and accuracy decreases over time without further human intervention to correct such decay.

We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models could increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.

The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information. We assess and identify cybersecurity risk to such information by maintaining cybersecurity policies that require continuous monitoring and detection programs and network security precautions. Our cybersecurity risk management program incorporates industry-standard frameworks, policies and practices designed to protect the confidentiality, integrity, and availability of our sensitive information. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Key elements of our cybersecurity risk management program include but are not limited to the following elements.
We have a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents. We manage cybersecurity risks by maintaining various protections designed to safeguard against cyberattacks, including firewalls and virus detection software, and periodic training on common cybersecurity threats (e.g. phishing exercises and interactive trainings) including for incident response personnel and senior management. We have established a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents. In addition, we periodically conduct risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information, including scans of our environment for any vulnerabilities and penetration testing. With respect to key third party service providers affecting critical business management systems, we collect and maintain SOC2 or SOC1 type II reports (attestation of controls at a service organization over a minimum six-month period) based on their respective risk profile. For other third-party service providers, cybersecurity risk is addressed as appropriate. We also engage third parties to assess effectiveness of our data security practices. A third party security service provider and consultant conducts regular network security reviews, scans and audits, and we may consult with other external experts as warranted by a particular cybersecurity incident or threat. In addition, we maintain insurance that includes cybersecurity coverage.
Areas of cybersecurity risk are assessed every two years, and updates are reported by our Chief Financial Officer to the Board’s Audit Committee and senior management annually. Where our bi-annual cybersecurity risk assessment identifies areas for improvement, we document and track our remediation activities, which are also reported to the Audit Committee and senior management annually. In this way, our program to manage cybersecurity risk integrates with our overall risk management processes.
As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition. Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a cyberattack will not occur. A cyberattack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Risk Factors – General Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.
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
Further, the Audit Committee generally reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The Board of Directors also periodically receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from management, internal security staff or external experts as part of the Board of Director’s continuing education on topics that impact public companies].

Senior management has appointed a Cybersecurity Council that is responsible for identifying, escalating, and facilitating the assessment and determination of the materiality of cybersecurity incidents and threats. The Cybersecurity Council is made up of representatives of IT, Legal and Finance, as well as ad hoc additional members depending on the circumstances of the incident or threat. The members of the Cybersecurity Council do not have specific expertise in cybersecurity risk other than the Vice President of Information Technology (“VP of IT”) who has more than 20 years of experience and engages with trusted third-party experts for support and guidance when additional expertise is required. The Company’s cybersecurity capability continues to utilize an external cybersecurity specialist with extensive experience managing cybersecurity functions, including overseeing cybersecurity strategy and operations, incident response, threat intelligence, security awareness training programs, risk assessments and remediation, and regulatory and compliance matters.

Our IT Security team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
In an event that an actual or suspected cybersecurity incident that jeopardizes the confidentiality, integrity, or availability of Codexis' information systems or any information residing therein is identified (or threat that presents significant risk to our information systems as identified by IT) it is reported to the Cybersecurity Council by our VP of IT. The focus of the Cybersecurity Council is on the investigation and facilitation of senior management’s assessment and determination of materiality of an incident or threat, and such investigation is separate but contemporaneous with the investigation(s) done under other applicable programs, policies, and plans regarding cybersecurity. The Cybersecurity Council will liaise directly with other investigation(s) and share information and assessments. Along with assistance from the Cybersecurity Council as necessary, senior management reports its materiality determination and analysis, including necessary facts to support its determination, to the Audit Committee of the Board of Directors. Pursuant to its charter, the Audit Committee may, along with senior management, report such determination to the Board of Directors.

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
We entered into the initial lease with MetLife for our facilities in Redwood City in 2003 (the “RWC Lease”) and the RWC Lease has been amended multiple times since then to adjust the leased space and terms of the RWC Lease. In December 2024, we entered into a Ninth Amendment to the RWC Lease (the “Ninth Amendment”) with MetLife with respect to the Penobscot Space and the Chesapeake Space to extend the term of the RWC Lease for additional periods. Pursuant to the Ninth Amendment, the term of the lease for both the Penobscot Space and the Chesapeake Space has been extended through August 2032. We have one option to extend the term of the lease for the Penobscot Space for five years, and one separate option to extend the term of the lease for the Chesapeake Space for five (5) years.
In November 2025, we entered into a lease agreement with 30831 Huntwood Avenue LLC (“Huntwood”) for approximately 34,000 square feet of office, laboratory, research and development, and manufacturing space located at 30831 Huntwood Avenue, Hayward, California (the “Huntwood Space”). The lease term for the Huntwood Space is through the end of November 2031. We have two options to extend the term of the lease for the Huntwood Space, each allowing for an additional period of five years. We anticipate commencing occupancy of the Huntwood Space in the first quarter of 2027.
We believe that the facilities that we currently lease in Redwood City and Hayward, California are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

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
As of March 5, 2026, there were approximately 113 stockholders of record. A substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference from the information that will be set forth in the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2026 (the “2026 Proxy Statement”).
Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A: "Risk Factors," of this Annual Report on Form 10-K and elsewhere in this report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.
Business Overview
We are a leading provider of technology solutions to improve therapeutics manufacturing. We focus on impacting the manufacturing process by using our proprietary CodeEvolver directed evolution technology platform to discover, develop, enhance, and commercialize novel, high-performance enzymes and other classes of proteins. Enzymes are naturally occurring biological molecules critical to almost all biochemical reactions. They can be precisely engineered and optimized for specific functions, and to have particular characteristics, such as an ability to survive environments in which natural enzymes cannot, or to perform (bio)chemical transformations that are different than those for which they naturally evolved. We employ our technology and expertise to enhance the properties and performance of enzymes to drive pivotal improvements in manufacturing of complex therapeutics across two key areas:
ECO Synthesis manufacturing platform
Our ECO Synthesis® manufacturing platform is comprised of enzymatic tools and processes that are designed to enable large-scale manufacture of RNA interference (“RNAi”) therapeutics. We use the CodeEvolver platform technology to develop enzymes for the synthesis of RNAi therapeutics in production processes that deliver improvements, including purity, yield, and manufacturing efficiency. In November 2024, we presented data at the TIDES Europe conference demonstrating the successful end-to-end enzymatic synthesis of an entire commercially approved small interfering ribonucleic acid (“siRNA”) therapeutic asset with the ECO Synthesis manufacturing platform. In addition to using full enzymatic sequential synthesis, adding one nucleotide at a time to synthesize the two strands from beginning to end, we demonstrated synthesis of the same siRNA asset using three other routes utilizing enzymatic ligation with our double-stranded RNA (“dsRNA”) ligase, which can stitch together fragments of chemically and/or enzymatically synthesized RNA to form the full siRNA drug structure. For the three other routes, our data highlighted that full-length oligonucleotides of equal quality and yields were obtained whether the fragments were made with enzymes or by traditional solid phase oligonucleotide synthesis (“SPOS”) (current standard production route for oligonucleotide manufacturing). At the end of 2024, we completed the build out of our ECO Synthesis Innovation Lab, a facility where our ECO Synthesis manufacturing platform is deployed to synthesize gram-scale quantities of a customer’s desired siRNA construct suitable for pre-clinical testing. In addition, the infrastructure allows us to provide process development, analytical method development and other manufacturing process optimization which is required to enable the siRNA to proceed to clinical-stage manufacturing and testing. In 2025, we successfully manufactured non-good manufacturing practice (“GMP”)-grade siRNA drug substance for customers in our Innovation Lab under development services contracts. We also entered into partnerships with three large-scale contract development and manufacturing organizations (“CDMOs”) to evaluate our ECO platform of enzymatic tools and processes to ultimately synthesize GMP-grade siRNA drug substance for our customers. In each of these agreements, we are currently in the feasibility testing stage and expect to advance at least one of these partnerships, including initiating a technology transfer to that organization, in 2026. We believe these relationships to be a vital extension of our strategy to be a technology solutions provider for our customers. Through these arrangements, our customers will have access to proven, large-scale commercial manufacturers who are familiar with our process, who can then offer a seamless manufacturing scale-up of our customers’ products. We expect to expand our enzymatic tools and process offerings as we further enhance the ECO Synthesis platform to address the overall market needs for scalable and sustainable RNAi manufacturing.

Small molecule pharma biocatalysis
In our small molecule pharma biocatalysis business, we utilize our CodeEvolver technology platform to develop optimized enzymes that are used by some of the world’s largest pharmaceutical companies to improve the efficiency and productivity of their manufacturing processes for small molecule therapeutics. Our unique enzymes drive improvements such as higher yields, increased purity, reduced energy usage and waste generation, all of which lead to improved efficiency and reduced costs in small-molecule manufacturing.

Financing Activities
In May 2021, we filed a Registration Statement on Form S-3 with the SEC, that automatically became effective upon its filing, under which we may sell common stock, preferred stock, debt securities, warrants, purchase contracts, and units from time to time in one or more offerings. On February 27, 2023, we filed a post-effective amendment to that Registration Statement on Form S-3. Pursuant to that post-effective amendment, we registered an aggregate $200.0 million of securities. In May 2021, we entered into an Equity Distribution Agreement (“EDA”) with Piper Sandler & Co. (“PSC”), under which PSC, as our exclusive agent, at our discretion and at such times that we determined from time to time, may have sold over a three-year period from the execution of the EDA up to a maximum of $50.0 million of shares of our common stock. Under the terms of the EDA, PSC was permitted to sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). We were not required to sell any shares at any time during the term of the EDA. On April 24, 2024, we terminated the EDA. No shares of our common stock were issued and sold pursuant to the EDA during the year ended December 31, 2024. During the year ended December 31, 2023, 3,079,421 shares of our common stock were issued and sold pursuant to the EDA for gross proceeds of $8.7 million, or $7.9 million in net proceeds after PSC's commissions and direct offering expenses of $0.7 million.
On May 2, 2024, we entered into a Controlled Equity Offering Sales℠ Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement and we received net proceeds of $29.7 million after Cantor’s commissions and direct offering expenses. During the year ended December 31, 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the second quarter of 2025, and we received net proceeds of $16.4 million after Cantor’s commissions and direct offering expenses. As of December 31, 2025, $26.4 million remained available for sale under the Cantor Sales Agreement.
On February 13, 2024, we entered into a five-year term loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), an affiliate of Innovatus Capital Partners, LLC, as Lender, consisting of up to two tranches, of which the first tranche of $30.0 million was disbursed upon execution of the Loan Agreement and the second tranche of $10.0 million was funded on June 27, 2025 upon achievement of certain financial milestones. The Term Loan carries an interest-only period of 36 months (with the possibility to extend up to 48 months upon achievement of certain pre-specified financial milestones) and will bear interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%.

RESULTS OF OPERATIONS
The following table shows the amounts from our consolidated statements of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,			% of Total Revenues
	2025	2024	2023	2025	2024	2023
Revenues:
Product revenue	$26,028	$36,786	$42,906	37%	62%	61%
Research and development revenue	44,359	22,559	27,237	63%	38%	39%
Total revenues	70,387	59,345	70,143	100%	100%	100%
Costs and operating expenses:
Cost of product revenue	9,338	16,288	12,809	13%	27%	18%
Research and development	52,307	46,263	58,885	74%	78%	84%
Selling, general and administrative	47,074	55,148	53,250	67%	93%	76%
Restructuring charges	3,407	—	3,284	5%	—%	5%
Asset impairment and other charges	—	165	9,984	—%	—%	14%
Total costs and operating expenses	112,126	117,864	138,212	159%	198%	197%
Loss from operations	(41,739)	(58,519)	(68,069)	(59)%	(99)%	(97)%
Interest income	2,625	3,670	4,172	4%	6%	6%
Interest and other expense, net	(4,813)	(10,393)	(12,274)	(7)%	(17)%	(18)%
Loss before income taxes	(43,927)	(65,242)	(76,171)	(62)%	(110)%	(109)%
Provision for income taxes	47	34	69	—%	—%	—%
Net loss	$(43,974)	$(65,276)	$(76,240)	(62)%	(110)%	(109)%
Revenues
Our revenues consist of product revenue and research and development revenue as follows:
•Product revenue consists of sales of biocatalysts used in the manufacture of small molecule active pharmaceutical intermediates, enzymes such as dsRNA ligase used in the manufacture of siRNA molecules, enzymes for the molecular biology and diagnostic markets, and Codex™ biocatalyst panels and kits.
•Research and development revenue includes license, technology access and exclusivity fees, research services fees, milestone payments, royalties, optimization and screening fees.
Revenues are as follows (in thousands, except percentages):

				Change
	Year Ended December 31,			2025		2024
	2025	2024	2023	$	%	$	%
Product revenue	$26,028	$36,786	$42,906	$(10,758)	(29)%	$(6,120)	(14)%
Research and development revenue	44,359	22,559	27,237	21,800	97%	(4,678)	(17)%
Total revenues	$70,387	$59,345	$70,143	$11,042	19%	$(10,798)	(15)%

Revenues typically fluctuate on a quarterly basis due to the variability in our customers’ manufacturing schedules and the timing of our customers’ clinical trials. In addition, we have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the commercial scale manufacturing of the enzymes used in our pharma biocatalysis, ECO and molecular biology and diagnostics enzymes businesses.
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

2025 compared to 2024
Total revenues increased by $11.0 million in 2025 to $70.4 million, as compared to 2024. The increase was primarily driven by higher research and development revenue as compared to the prior year.
Product revenue was $26.0 million in 2025, a decrease of 29% compared with $36.8 million in 2024. The decrease in product revenue was primarily due to variability in manufacturing schedules and timing in clinical trial progression of our customers, which impacted order volumes for our enzyme products.
Research and development revenue increased by $21.8 million in 2025 to $44.4 million, or 97% compared with $22.6 million in 2024. The increase was primarily due to $34.0 million higher revenue from our licensing agreements with Merck entered into during the second and fourth quarters of 2025, and $3.3 million higher revenue from existing and legacy collaboration agreements. This increase was partially offset by the non-recurrence of $6.0 million revenue from our licensing agreement with Roche Sequencing Solutions, Inc. (“Roche”) entered into in February 2024, and $9.5 million of revenue related to a license agreement with Pfizer Inc. (“Pfizer”) entered into in December 2024.
2024 compared to 2023
For a discussion of our results of operations pertaining to 2024 as compared to 2023 see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the Securities and Exchange Commission on February 27, 2025).

Costs and Operating Expenses (in thousands, except percentages):

				Change
	Year Ended December 31,			2025		2024
	2025	2024	2023	$	%	$	%
Cost of product revenue	$9,338	$16,288	$12,809	$(6,950)	(43)%	$3,479	27%
Research and development	52,307	46,263	58,885	6,044	13%	(12,622)	(21)%
Selling, general and administrative	47,074	55,148	53,250	(8,074)	(15)%	1,898	4%
Restructuring charges	3,407	—	3,284	3,407	100%	(3,284)	(100)%
Asset impairment and other charges	—	165	9,984	(165)	(100)%	(9,819)	(98)%
Total costs and operating expenses	$112,126	$117,864	$138,212	$(5,738)	(5)%	$(20,348)	(15)%

Costs of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our consolidated statements of operations (in thousands, except percentages):

	Year Ended December 31,		Change		Year Ended December 31,		Change
	2025	2024	$	%	2024	2023	$	%
Product revenue	$26,028	$36,786	$(10,758)	(29)%	$36,786	$42,906	$(6,120)	(14)%
Cost of product revenue(1)	9,338	16,288	(6,950)	(43)%	16,288	12,809	3,479	27%
Product gross profit	$16,690	$20,498	$(3,808)	(19)%	$20,498	$30,097	$(9,599)	(32)%
Product gross margin (%)(2)	64%	56%			56%	70%

(1) Cost of product revenue comprises both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue decreased by $7.0 million in 2025 to $9.3 million, as compared to 2024. Product gross margins increased to 64% in 2025 as compared to 56% in 2024. The changes in cost of product revenue and product gross margin are primarily due to shift in sales toward more profitable products, and declines in less profitable legacy products.

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
Research and development expenses were $52.3 million in 2025 compared to $46.3 million in 2024, an increase of $6.0 million, or 13%. This increase was primarily due to a $2.3 million increase in employee-related costs, $1.4 million in higher lab supplies, $3.7 million in higher allocable costs and $0.2 million in higher depreciation expenses. These were partially offset by a $1.3 million decrease from lower use of outside services related to Chemistry, Manufacturing and Controls procedures (“CMC”) and $0.7 million in lower stock-based compensation expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee-related costs, which include salaries and other personnel-related expenses (including stock-based compensation), hiring and training costs, consulting and outside services expenses (including audit and legal counsel-related costs), marketing costs, various allocable expenses, which include occupancy-related costs, depreciation expenses and amortization expenses.
Selling, general and administrative expenses were $47.1 million in 2025 compared to $55.1 million in 2024, a decrease of $8.1 million, or 15%. This decrease was primarily due to $2.7 million in lower stock-based compensation expense, $1.8 million in lower consulting and outside services, $2.6 million in lower legal fees, $1.5 million in lower allocable expenses and $0.6 million decrease in employee-related costs. This was partially offset by $1.1 million increase in lease and facilities associated costs.
Restructuring Charges
Restructuring charges consist of employee severance and other termination benefits due to workforce reduction plans that were initiated in the fourth quarter of 2025 and in the third quarter of 2023. There were no restructuring charges recognized for the year ended December 31, 2024. Restructuring charges were $3.4 million in 2025 and $3.3 million in 2023.
Asset Impairment and Other Charges
No asset impairment charges were recognized for the year ended December 31, 2025. Asset impairment and other charges for the year ended December 31, 2024 were $0.2 million related to a long-lived asset impairment charge in the second quarter of 2024. Asset impairment and other charges for the year ended December 31, 2023 were $10.0 million, consisting of a $9.2 million long-lived asset impairment charge and a $0.8 million goodwill impairment charge, all of which were non-cash charges.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

				Change
	Year Ended December 31,			2025		2024
	2025	2024	2023	$	%	$	%
Interest income	$2,625	$3,670	$4,172	$(1,045)	(28)%	$(502)	(12)%
Interest and other expense, net	(4,813)	(10,393)	(12,274)	(5,580)	(54)%	1,881	(15)%
Total other income (expense), net	$(2,188)	$(6,723)	$(8,102)	$4,535	(67)%	$1,379	(17)%

Interest Income
Interest income decreased by $1.0 million in 2025 compared to 2024, primarily due to lower average cash, cash equivalents and short-term investments balances.
Interest and Other Expense, net
Interest and other expense, net, decreased by $5.6 million in 2025 compared to 2024, primarily due to the $6.9 million impairment of our investments in Molecular Assemblies, Inc. (“MAI”) and seqWell Inc. (“seqWell”) during the third and fourth quarter of 2024 that did not reoccur in the current year. This decrease was partially offset by higher interest related to the long-term debt due to the funding of the second tranche of the Innovatus Loan in June 2025.

Provision for Income Taxes (in thousands, except percentages):

				Change
	Year Ended December 31,			2025		2024
	2025	2024	2023	$	%	$	%
Provision for income taxes	$47	$34	$69	$13	38%	$(35)	(51)%

The provision for income taxes in 2025 and 2024 was primarily due to the accrual of interest and penalties on historic uncertain tax positions. The provision for income taxes in 2023 was primarily for fiscal year 2023 state income taxes and the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for 2025 was $44.0 million, or a net loss per basic and diluted share of $0.50. This compared to a net loss of $65.3 million, or $0.89 per basic and diluted share, for 2024. The decrease in net loss was primarily related to higher revenues and lower costs and operating expenses in 2025.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. In addition, pursuant to our Loan Agreement with Innovatus, an affiliate of Innovatus Capital Partners, LLC, we borrowed $30.0 million from Innovatus, as Lender, on February 13, 2024 and borrowed an additional $10.0 million on June 27, 2025 upon the achievement of certain financial milestones. The Loan Agreement, which provided for an aggregate principal amount of up to $40.0 million, has a maturity date of February 13, 2029 (the “Innovatus Loan”). We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks.
Our primary uses of capital for the foreseeable future, including the next 12 months, are for compensation and related expenses, research and development expenses including manufacturing costs, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs.
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$50,793	$19,264	$65,116
Short-term investments	$27,416	$54,194	$—
Working capital	$71,499	$75,124	$57,636
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

Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of up to two tranches, of which the first tranche of $30.0 million was disbursed upon execution of the Loan Agreement and the second tranche of $10.0 million was funded in June 2025 upon achievement of certain milestones including certain pre-specified revenue thresholds. Both tranches were subject to payment of a facility fee equal to 1.00% of the amount of such term loan. The Term Loan carries an interest-only period of 36 months (with the possibility to extend up to 48 months upon achievement of certain pre-specified financial milestones) and will bear interest at a floating rate of the sum of (a) the greater of (i) the prime rate and (ii) 7.50%, plus (b) 3.25%. As of December 31, 2025, we were in compliance with all covenants of the Loan Agreement.
Sales Agreements
On May 2, 2024, we entered into the Cantor Sales Agreement with Cantor, under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the third quarter of 2024, and we received net proceeds of $29.7 million after Cantor’s commissions and direct offering expenses. During the year ended December 31, 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the second quarter of 2025, and we received gross proceeds of $17.3 million, or $16.4 million in net proceeds after Cantor’s commissions and direct offering expenses of $0.8 million. As of December 31, 2025, $26.4 million of shares remained available for sale under the Cantor Sales Agreement.
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

Cash Flows
The following is a summary of cash flows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(19,376)	$(49,410)	$(52,638)
Net cash provided by (used in) investing activities	23,502	(56,980)	(4,858)
Net cash provided by financing activities	27,928	60,522	8,167
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,054	$(45,868)	$(49,329)

Cash Flows from Operating Activities
The $30.0 million decrease in net cash used in operating activities in 2025 as compared to 2024 was primarily due to the receipt of a $37.8 million fee from Merck in the fourth quarter of 2025, which was partially offset by increased payments associated with higher operating costs and reduction in force.
Cash Flows from Investing Activities
The $80.5 million decrease in net cash used in investing activities in 2025 as compared to 2024 was primarily due to the net effect of higher proceeds from the maturity of short-term investments and lower cash utilized for purchase of short-term investments.
Cash Flows from Financing Activities
The $32.6 million decrease in net cash provided by financing activities in 2025 as compared to 2024, was primarily due to the $29.5 million proceeds from the first tranche of the Innovatus Loan in February 2024 and higher proceeds from issuance of common stock under the Cantor Sales Agreement in 2024, partially offset by the proceeds from the funding of the second tranche of the Innovatus Loan in June 2025.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2025, we had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K as promulgated by the SEC.
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
Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. We evaluate whether the license is distinct from other performance obligations based on whether the customer cannot benefit from the license on its own or together with readily available resources. When the license does not have standalone functionality and is interdependent with other promises, such as the receipt of essential enzyme starting materials, the rights to use the license and receipt of materials are treated as combined performance obligations. These combined performance obligations are considered interdependent and are recognized upon the later of the commencement of the license right or the transfer of control of the materials to the customer. If we determine that a license is distinct, we would recognize an allocable portion of the transaction price when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using historical information if licenses have been previously sold to customers.
At the inception of each arrangement that includes variable consideration such as development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $78.2 million as of December 31, 2025. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of December 31, 2025, the effect of a hypothetical 10% decrease in market interest rates would have a $0.2 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At December 31, 2025, we had $41.2 million principal amount outstanding under the Innovatus Loan. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the closing date. An immediate 10% change in the prime interest rate would result in a $0.3 million impact on our results of operations over the next twelve months from December 31, 2025.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in interest and other expense, net, a component in our consolidated statement of operations and in the fair value of the assets in the consolidated balance sheets. As of December 31, 2025, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Codexis, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Codexis, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Codexis, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024 , the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Sufficiency of audit evidence over revenue from contracted customers

As discussed in Note 3 to the consolidated financial statements, the Company recorded $70.4 million of total revenues for the year-ended December 31, 2025 comprised of $26.0 million of product revenue and $44.4 million of research and development revenue. As discussed in Note 2, the Company enters into contracts with customers, some of which contain multiple products and services. Further, the majority of the Company’s collaborative contracts, including research and development agreements, contain multiple revenue streams. In determining the appropriate amount of revenue to be recognized for product revenue and research and development revenue, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation.

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
March 11, 2026

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Codexis, Inc.
Redwood City, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Codexis, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
San Francisco, California
February 28, 2024

Codexis, Inc.
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$50,793	$19,264
Restricted cash, current	478	503
Short-term investments	27,416	54,194
Financial assets:
Accounts receivable	8,757	11,920
Contract assets	492	4,375
Unbilled receivables	1,480	2,751
Total financial assets	10,729	19,046
Less: allowances	(43)	(162)
Total financial assets, net	10,686	18,884
Inventories	1,817	1,799
Prepaid expenses and other current assets	5,626	4,128
Total current assets	96,816	98,772
Restricted cash	1,612	1,062
Investment in non-marketable equity securities	2,498	2,798
Right-of-use assets - Operating leases, net	30,501	28,700
Property and equipment, net	13,024	14,197
Goodwill	2,463	2,463
Other non-current assets	883	1,019
Total assets	$147,797	$149,011
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,554	$2,838
Accrued compensation	11,042	11,410
Other accrued liabilities	2,768	6,223
Current portion of lease obligations - Operating leases	2,944	2,827
Deferred revenue	7,009	350
Total current liabilities	25,317	23,648
Deferred revenue, net of current portion	360	100
Long-term lease obligations - Operating leases	30,159	28,163
Long-term debt	40,105	28,905
Other long-term liabilities	1,327	1,268
Total liabilities	97,268	82,084
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 90,478 and 81,850 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	657,292	629,673
Accumulated other comprehensive income	8	52
Accumulated deficit	(606,780)	(562,806)
Total stockholders’ equity	50,529	66,927
Total liabilities and stockholders’ equity	$147,797	$149,011

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product revenue	$26,028	$36,786	$42,906
Research and development revenue	44,359	22,559	27,237
Total revenues	70,387	59,345	70,143
Costs and operating expenses:
Cost of product revenue	9,338	16,288	12,809
Research and development	52,307	46,263	58,885
Selling, general and administrative	47,074	55,148	53,250
Restructuring charges	3,407	—	3,284
Asset impairment and other charges	—	165	9,984
Total costs and operating expenses	112,126	117,864	138,212
Loss from operations	(41,739)	(58,519)	(68,069)
Interest income	2,625	3,670	4,172
Interest and other expense, net	(4,813)	(10,393)	(12,274)
Loss before income taxes	(43,927)	(65,242)	(76,171)
Provision for income taxes	47	34	69
Net loss	$(43,974)	$(65,276)	$(76,240)

Net loss per share, basic and diluted	$(0.50)	$(0.89)	$(1.12)
Weighted average common stock shares used in computing net loss per share, basic and diluted	87,142	73,408	68,131

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Comprehensive Loss
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(43,974)	$(65,276)	$(76,240)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale short-term investments, net of tax	(44)	52	—
Comprehensive loss	$(44,018)	$(65,224)	$(76,240)

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
December 31, 2022	65,811	$6	$566,081	$—	$(421,290)	$144,797
Issuance of common stock upon exercise of stock options	283	—	559	—	—	559
Issuance of common stock upon release of stock awards	796	—	—	—	—	—
Issuance of common stock, net of issuance costs	3,080	1	7,931	—	—	7,932
Stock-based compensation	—	—	9,971	—	—	9,971
Taxes paid related to net share settlement of equity awards	(65)	—	(404)	—	—	(404)
Net Loss	—	—	—	—	(76,240)	(76,240)
December 31, 2023	69,905	7	584,138	—	(497,530)	86,615
Issuance of common stock upon exercise of stock options	399	—	1,291	—	—	1,291
Issuance of common stock upon release of stock awards	842	—	—	—	—	—
Issuance of common stock warrants in connection with debt issuance	—	—	859	—	—	859
Issuance of common stock under employee stock purchase plan	264	—	563	—	—	563
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $1,584	10,440	1	29,735	—	—	29,736
Stock-based compensation	—	—	13,087	—	—	13,087
Net Loss	—	—	—	—	(65,276)	(65,276)
Other comprehensive income	—	—	—	52	—	52
December 31, 2024	81,850	8	629,673	52	(562,806)	66,927
Issuance of common stock upon exercise of stock options	339	—	1,049	—	—	1,049
Issuance of common stock upon release of stock awards	766	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	278	—	505	—	—	505
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $826	7,245	1	16,441	—	—	16,442
Stock-based compensation	—	—	9,624	—	—	9,624
Net Loss	—	—	—	—	(43,974)	(43,974)
Other comprehensive loss	—	—	—	(44)	—	(44)
December 31, 2025	90,478	$9	$657,292	$8	$(606,780)	$50,529

See accompanying notes to consolidated financial statements

Codexis, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(43,974)	$(65,276)	$(76,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,248	4,946	5,518
Reduction in the carrying amount of right-of-use assets	3,044	3,184	4,405
Stock-based compensation	9,624	13,087	9,971
Provision (recovery) for credit losses	(113)	97	(65)
Asset impairment and other charges	—	165	9,984
Impairment of investment in non-marketable securities	300	6,902	12,215
Equity securities earned from research and development activities	—	—	(213)
Non-cash interest expense	1,305	885	—
Amortization of discount on short-term investments	(1,234)	(1,380)	—
Other non-cash items	6	(4)	4
Changes in operating assets and liabilities:
Financial assets	8,507	1,252	20,247
Inventories	(19)	886	(656)
Prepaid expenses and other assets	(1,694)	893	(865)
Accounts payable	(1,286)	(2,567)	2,287
Accrued compensation and other accrued liabilities	(2,848)	1,982	(14,041)
Other long-term liabilities	(3,161)	(4,151)	(5,341)
Deferred revenue	6,919	(10,311)	(19,848)
Net cash used in operating activities	(19,376)	(49,410)	(52,638)
Investing activities:
Purchase of property and equipment	(4,471)	(4,305)	(4,418)
Proceeds from sale of property and equipment	5	87	751
Purchases of short-term investments	(57,158)	(90,235)	—
Proceeds from maturity of short-term investments	85,126	35,500	—
Proceeds from sale of short-term investments	—	1,973	—
Investment in non-marketable securities	—	—	(1,191)
Net cash provided by (used in) investing activities	23,502	(56,980)	(4,858)
Financing activities:
Proceeds from exercises of stock options	1,098	1,384	422
Proceeds from issuance of stock under employee stock purchase plan	505	646	—
Proceeds from issuance of common stock in connection with equity sales agreements	17,267	31,319	8,652
Costs incurred in connection with equity sales agreements	(836)	(1,706)	(503)
Proceeds from long-term debt	9,897	29,521	—
Payment of debt issuance costs	(3)	(642)	—
Taxes paid related to net share settlement of equity awards	—	—	(404)
Net cash provided by financing activities	27,928	60,522	8,167
Net increase (decrease) in cash, cash equivalents and restricted cash	32,054	(45,868)	(49,329)
Cash, cash equivalents and restricted cash at the beginning of the year	20,829	66,697	116,026
Cash, cash equivalents and restricted cash at the end of the year	$52,883	$20,829	$66,697

Supplemental disclosure of cash flow information:
Interest paid	$3,149	$2,566	$44
Income taxes paid	$—	$17	$194
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$31	$566	$1,068

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$50,793	$19,264	$65,116
Restricted cash, current and non-current	2,090	1,565	1,581
Total cash, cash equivalents and restricted cash at the end of the period	$52,883	$20,829	$66,697
This table excludes short-term investments of $27.4 million and $54.2 million as of December 31, 2025 and 2024, respectively. Total cash, cash equivalents, and short-term investments as of December 31, 2025 and 2024 were $78.2 million and $73.5 million, respectively.
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
The following is a description of principal activities from which we generate revenue:
Product Revenue
Product revenue consists of sales of biocatalysts, pharmaceutical intermediates and Codex biocatalyst panels and kits. A majority of our product revenue is made pursuant to purchase orders or supply agreements and is recognized either at a point in time when the control of the product has been transferred to the customer which generally aligns with shipping terms, or over time as the product is manufactured because we have a right to payment from the customer under a binding, non-cancellable purchase order, and there is no alternate use of the product for us as it is specifically made for the customer’s use.
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

Our contracts frequently provide customers with rights to use or access our products or technology, along with other promises or performance obligations. We evaluate whether the license is distinct from other performance obligations based on whether the customer cannot benefit from the license on its own or together with readily available resources. When the license does not have standalone functionality and is interdependent with other promises, such as the receipt of essential enzyme starting materials, the rights to use the license and receipt of materials are treated as combined performance obligations. These combined performance obligations are considered interdependent and are recognized upon the later of the commencement of the license right or the transfer of control of the materials to the customer. If we determine that a license is distinct and has significant standalone functionality, we recognize revenues from a functional license at a point in time when the license is transferred to the customer, and the customer can use and benefit from it. We estimate the SSP for license rights by using historical information if licenses have been previously sold to customers.
At the inception of each arrangement that includes variable consideration such as development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.
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
Cost of Product Revenue
Cost of product revenue comprises both internal and third party fixed and variable costs including materials and supplies, labor, facilities, and other overhead costs associated with our product sales. Shipping costs are included in our cost of product revenue. Shipping costs were $0.9 million, $1.0 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Advertising
Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were $0.1 million, nil, and $0.3 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.
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
Restricted Cash
We are currently in the process of liquidating our Indian subsidiary. The local legal requirements for liquidation required us to maintain our subsidiary's cash balance in an account managed by a legal trustee to satisfy our financial obligations. This balance is recorded as current restricted cash on the consolidated balance sheets of $0.5 million as of December 31, 2025 and 2024.
Pursuant to the terms of our lease agreements, we obtained letters of credit collateralized by cash deposit balances of $1.6 million and $1.1 million as of December 31, 2025 and 2024, respectively. These cash deposits balances are recorded as non-current restricted cash on the consolidated balance sheets. For additional information, see Note 13, “Commitments and Contingencies.”
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
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
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
We perform ongoing credit evaluations of our customer's financial condition whenever deemed necessary. We maintain an allowance for doubtful accounts based on the expected collectability of all financial assets, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. As of December 31, 2025, we had three customers that accounted for 67% of our accounts receivable balance. As of December 31, 2024, four customers accounted for 56% of our accounts receivable balance. We believe the accounts receivable balances from our largest customers do not represent a significant credit risk, based on cash flow forecasts, balance sheet analysis, and past collection experience.
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
Impairment of Long-Lived Assets
We evaluate the carrying values of long-lived assets, which include property and equipment and right-of-use assets, whenever events, changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate. If these facts and circumstances exist, we assess for recovery by comparing the carrying values of long-lived assets with their future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges for long-lived assets were recorded during the year ended December 31, 2025. For additional information on the impairment charge recorded for the years ended December 31, 2024 and 2023, see Note 8, “Balance Sheet Details” and Note 13, “Commitments and Contingencies.”
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
The valuation may be reduced if the company's potential has deteriorated significantly. If the factors that led to a reduction in valuation are overcome, the valuation may be readjusted. For additional information on the impairment charge recorded for the years ended December 31, 2025, 2024 and 2023, see Note 6, “Investments in Non-Marketable Securities.”
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of net assets of businesses acquired and is assigned to reporting units. We test goodwill for impairment, considering, among other factors, whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value is less than its carrying amount, a quantitative fair value test is performed. Goodwill had a carrying value of $2.5 million as of December 31, 2025 and 2024.
We test goodwill for impairment annually, on the last day of the fourth fiscal quarter, and between annual tests if events and circumstances indicate it is more likely than not that the fair value is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value. To the extent the carrying amount is less than its estimated fair value, an impairment charge is recorded. Using a relative fair value allocation methodology for assets and liabilities, we compare the carrying amount of net assets and the goodwill to its fair value. If the fair value exceeds its carrying amount, goodwill is considered not impaired. Any excess carrying amount of goodwill over its fair value is recognized as an impairment. No impairment charges related to goodwill were recognized in 2025 and 2024. We recorded impairment charges related to goodwill of $0.8 million for the year ended December 31, 2023. For additional information on the impairment charge recorded in 2023, see Note 8, “Balance Sheet Details.”
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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. In the event that it is determined that these deferred tax assets are not more likely than not to be realized, a valuation allowance is recorded against these deferred tax assets. As of December 31, 2025 and 2024, we maintain a full valuation allowance in all jurisdictions against the net deferred tax assets as we believe that it is more likely than not that the majority of deferred tax assets will not be realized.
We account for uncertainty in income taxes by evaluating each tax position to determine whether it is more likely than not that the position will be sustained upon examination by the relevant taxing authority, including the resolution of any related appeals or litigation. Tax positions that meet the recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.
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
Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in the ASU require public companies, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023‑09 on a prospective basis during the year ended December 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures. For additional information, see Note 12, “Income Taxes.”
Aside from those recently issued accounting pronouncements adopted and described above and not yet adopted and described below, there have not been any recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2025 that are of significance or potential significance to us.
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
Disaggregated information is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Major products and service:
Product revenue	$26,028	$36,786	$42,906
Research and development revenue	44,359	22,559	27,237
Total revenues	$70,387	$59,345	$70,143

Primary geographical markets:
Americas	$43,537	$21,278	$13,733
EMEA	9,292	10,359	22,907
APAC	17,558	27,708	33,503
Total revenues	$70,387	$59,345	$70,143

For additional information regarding revenue disaggregated by geography, see Note 15, “Segment, Geographical and Other Revenue Information.”
Contract Balances
The following table presents balances of contract assets, unbilled receivables, and contract liabilities (in thousands):

	December 31, 2025	December 31, 2024
Contract assets	$492	$4,375
Unbilled receivables	$1,741	$3,208
Contract liabilities: deferred revenue	$7,369	$450
We recognize accounts receivable when we have an unconditional right to recognize revenue and have issued an invoice to the customer. Our payment terms are generally between 30 and 90 days. We recognize unbilled receivables when we have an unconditional right to recognize revenue and have not issued an invoice to our customer. Unbilled receivables are transferred to accounts receivable on issuance of an invoice. Unbilled receivables are classified separately on the consolidated balance sheets as an asset. We maintain an allowance for credit losses on accounts receivable and unbilled receivables. As of December 31, 2025, we have $1.5 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.3 million of long-term unbilled receivables that is included within the other non-current assets line item in the consolidated balance sheets. As of December 31, 2024, we had $2.8 million of short-term unbilled receivables presented as unbilled receivables within current asset and $0.5 million of long-term unbilled receivables that is included within the other non-current assets line item in the consolidated balance sheets.
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
During the years ended December 31, 2025, 2024 and 2023, we had no asset impairment charges related to contract assets.
We recognized the following revenues (in thousands):

	Year Ended December 31,
Revenue recognized in the period for:	2025	2024
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$350	$10,121
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(13)	314
Revenue recognized on performance obligations previously completed upon the customer achieving a milestone	4,700	—
Performance obligations satisfied from new activities in the period - contract revenue	65,350	48,910
Total revenues	$70,387	$59,345

Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of December 31, 2025.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts (in thousands):

	2026	2027	2028	2029 and Thereafter	Total
Product revenue	$640	$40	$40	$280	$1,000
Research and development revenue	6,369	—	—	—	6,369
Total	$7,009	$40	$40	$280	$7,369

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

The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Shares issuable under the Equity Incentive Plans and ESPP(1)	11,173	13,613	9,028
Warrants(2)	424	424	—
Total potentially dilutive securities	11,597	14,037	9,028

(1) Included 541,616, 665,160, and 568,224 of anti-dilutive potential common shares from ESPP for the years ended December 31, 2025, 2024, 2023, respectively.
(2) Pertains to the warrants issued in connection with the Innovatus Loan. For additional information, see Note 14, “Debt.”
Note 5. Collaborative Arrangements
Merck Sitagliptin Catalyst Supply Agreement
In February 2012, we entered into a five-year Sitagliptin Catalyst Supply Agreement (the “Sitagliptin Supply Agreement”) with Merck Sharp & Dohme LLC (“Merck”) whereby Merck may obtain commercial scale enzyme for use in the manufacture of Januvia, its product based on the active ingredient sitagliptin. In December 2015, Merck exercised its options under the terms of the Sitagliptin Supply Agreement to extend the agreement for an additional five years through February 2022, and the agreement was further amended in September 2021 to continue through December 2026. In May 2025, the Sitagliptin Supply Agreement was amended to extend the agreement through December 2034.
Effective January 2016, we and Merck amended the Sitagliptin Supply Agreement to implement variable pricing based on Merck’s cumulative purchase volumes of sitagliptin enzyme. We have previously determined that this variable pricing provided Merck with material rights, and we recognized product revenues using the alternative method wherein we estimated the total expected consideration and allocated it proportionately with the expected sales. Pursuant to the amendment of the Sitagliptin Supply Agreement in September 2021, we have determined that the latest price per volume of sitagliptin enzyme to be purchased by Merck no longer provides Merck material rights, and as such we have recognized product revenue based on contractually stated prices effective as of February 2022.
We recognized $0.4 million, $7.1 million and $4.4 million in product revenue under this agreement in the years ended December 31, 2025, 2024 and 2023, respectively.
Merck Technology Transfer and License Agreements
In May 2025, we entered into a license agreement that provides Merck with limited rights to use our proprietary enzyme technology to enable the manufacture of essential enzyme materials for sitagliptin production under the existing Sitagliptin Supply Agreement. In connection with this agreement, we received a one-time, non-refundable license payment of $2.5 million, which we recognized as research and development revenue upon transfer of control of the licensed technology in the second quarter of 2025. The license agreement did not modify the rights, obligations, or pricing terms under the Sitagliptin Supply Agreement, which continues to govern the commercial supply of sitagliptin enzymes.
In October 2025, we entered into a Technology Transfer Agreement with Merck (the “Merck TTA”), as amended in December 2025, pursuant to which Merck made a one-time non-refundable and non-creditable payment of $37.8 million, which we received during the fourth quarter of 2025, in exchange for rights to access and use essential enzyme starting materials and license to related intellectual property for supply assurance purposes.
Pursuant to the Merck TTA, as amended, our performance obligation consists of transferring the essential enzyme materials to the Merck‑authorized facility. Upon delivery, Merck obtains control of both the materials and the associated intellectual property rights, consistent with the terms of the Merck TTA. Because the license conveys a right to use existing intellectual property that does not require ongoing or future development activities, we determined that the obligation is satisfied at a point in time. Accordingly, we recognized $31.5 million in research and development revenue in the year ended December 31, 2025, when we fulfilled part of our obligation to deliver the materials and Merck obtained control of the licensed intellectual property. As of December 31, 2025, we had $6.3 million in deferred revenue related to the remaining materials expected to be delivered in the first quarter of 2026.

Nestlé Strategic Collaboration Agreement and Development Agreement
In October 2017, we entered into the Nestlé Strategic Collaboration Agreement (the “Nestlé SCA”) with Nestlé Health Science (“Nestlé”), pursuant to which we and Nestlé collaborated to leverage the CodeEvolver technology platform to develop novel enzymes for Nestlé’s established Consumer Care and Medical Nutrition business areas.
In January 2020, we entered into a development agreement with Nestlé pursuant to which we and Nestlé collaborated to advance a lead candidate discovered through our Nestlé SCA, CDX-7108, targeting exocrine pancreatic insufficiency, into preclinical and early clinical studies. We, together with Nestlé Health Science, initiated a Phase 1 clinical trial of CDX-7108 in the fourth quarter of 2021, and in February 2023, we and Nestlé announced interim results. In July 2023, we announced plans to discontinue our development support of CDX-7108.
In January 2024, both the Nestlé SCA and development agreement were terminated under the terms of the CDX-7108 Acquisition Agreement with Nestlé.
No revenue was recognized under the Nestlé SCA and the development agreement during the years ended December 31, 2025 and 2024. We recognized $4.1 million in research and development revenue under these agreements in the year ended December 31, 2023.
Nestlé CDX-7108 Acquisition Agreement
In December 2023, we entered into an acquisition agreement (the “Acquisition Agreement”) with Nestlé, pursuant to which we agreed to assign our interests in CDX-7108 (including associated agreements and intellectual property rights) to Nestlé. Under the terms of the Acquisition Agreement, Nestlé will be solely responsible for the continued development and commercialization of CDX-7108, including all associated costs, and Codexis will receive an upfront payment, future potential milestone payments and net-sales based royalties. We recognized $5.0 million in research and development revenue for the year ended December 31, 2023 related to the Acquisition Agreement, with the $5.0 million upfront fee received in January 2024.
Novartis Platform Technology Transfer and License Agreement
In May 2019, we entered into a Platform Technology Transfer and License Agreement (the “Novartis CodeEvolver
Agreement”) with Novartis Pharma AG (“Novartis”). The Novartis CodeEvolver Agreement allows Novartis to use our proprietary CodeEvolver technology platform in the field of human healthcare. In July 2021, we announced the completion of the technology transfer period during which we transferred our proprietary CodeEvolver technology platform to Novartis (the “Technology Transfer Period”).
Pursuant to the agreement, we received a $5.0 million upfront payment, a $4.0 million milestone payment upon completion of the second technology milestone in 2020, and an aggregate of $5.0 million payment for the completion of the third technology milestone in 2021. In consideration for the continued disclosure and license of improvements to the technology and materials during a multi-year period that began on the conclusion of the Technology Transfer Period (the “Improvements Term”), Novartis will pay us $8.0 million in aggregate annual payments over a four-year period, all of which were received from 2022 through 2025. The Company also has the potential to receive quantity-dependent, usage payments for each API that is manufactured by Novartis using one or more enzymes that have been developed or are in development using the CodeEvolver technology platform during the period beginning on the conclusion of the Technology Transfer Period and ending on the expiration date of the last to expire licensed patent.
Revenue for the combined initial license and technology transfer performance obligation was recognized over time based on hours incurred, and revenue allocated to improvements made during the Improvements Term is being recognized during the Improvements Term.
Under the Novartis CodeEvolver Agreement, we recognized $0.6 million, $1.0 million and $1.1 million in research and development revenue in the years ended December 31, 2025, 2024 and 2023, respectively.
Roche License Agreements
In December 2019, we entered into a license agreement with Roche to provide Roche with our evolved T4 DNA ligase high-performance molecular diagnostic enzyme. The royalty bearing license grants Roche worldwide rights to include the evolved T4 DNA ligase in its nucleic acid sequencing products and workflows. We received an upfront collaboration fee payment of $0.8 million following the execution of the agreement, and we received an additional $0.9 million milestone payment after the completion of technology transfer in October 2020.

In February 2024, we entered into a new license agreement with Roche granting them rights to our newly engineered DNA ligase, superseding our prior 2019 agreement. Under the new agreement, we received upfront and technical milestones payments. We recognized $6.0 million in research and development revenue in the year ended December 31, 2024 related to this license agreement.
Takeda Strategic Collaboration and License Agreement
In March 2020, we entered into a Strategic Collaboration and License Agreement (the “Takeda Agreement”) with Shire Human Genetic Therapies, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Co. Ltd. (“Takeda”), to research and develop protein sequences for potential use in gene therapy products for certain diseases in accordance with each applicable program plan. On execution of the Takeda Agreement, we received an upfront non-refundable cash payment of $8.5 million and we initiated activities under three initial program plans for Fabry Disease, Pompe Disease, and an undisclosed blood factor deficiency, respectively. In May 2021, Takeda elected to exercise its option to initiate an additional program for a certain undisclosed rare genetic disorder; as a result, we received the option exercise fee during the third quarter of 2021. We completed the research and development services relating to the fourth program with Takeda during the second quarter of 2023. Revenue relating to the functional licenses provided to Takeda was recognized at a point in time when the control of the license transferred to the customer.
Pursuant to the Takeda Agreement, we were eligible to receive other payments that included (i) clinical development and commercialization-based milestones, per target gene, and (ii) tiered royalty payments based on net sales of applicable products at percentages ranging from the mid-single digits to low single-digits.
In April 2023, Takeda announced the discontinuation of these development programs, and in 2024 we divested our rights in some of the underlying assets to Crosswalk Therapeutics.
No revenue was recognized under the Takeda Agreement during the year ended December 31, 2025. We recognized research and development revenue under this agreement of $0.8 million and $2.0 million in the years ended December 31, 2024 and 2023, respectively.
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
Pfizer Enzyme Supply Agreement
During 2021 and 2022, we received significant purchase orders from Pfizer Inc. (“Pfizer”) for CDX-616, our proprietary enzyme product used in the manufacture of nirmatrelvir, a key component of Pfizer’s PAXLOVID product for the treatment of COVID-19 infections in humans. We supplied the CDX‑616 enzymes under an Enzyme Supply Agreement with Pfizer Ireland Pharmaceuticals, a subsidiary of Pfizer (the “Pfizer Supply Agreement”). Under the terms of the Pfizer Supply Agreement, Pfizer paid us a fee of $25.9 million in August 2022, which was initially recorded as deferred revenue. Pursuant to the agreement, 90% of the fee ($23.3 million) was creditable toward (i) qualifying CDX-616 orders shipped through December 31, 2023, and (ii) fees associated with new development or licensing agreements with Pfizer entered into before April 4, 2023.
On March 31, 2023, we entered into a license agreement whereby Pfizer utilized a portion of the $23.3 million credit, for which we recognized $5.0 million as non-cash research and development revenue in the second quarter of 2023. We also recognized $2.0 million of non-cash research and development revenue, and credited against the $25.9 million fee, for other services provided to Pfizer in 2023. Credits under item (i) above expired on December 31, 2023, and credits under item (ii) above expired on April 4, 2023. During the fourth quarter of 2023, and pursuant to the Pfizer Supply Agreement, we released the prior year deferrals for the unused portion of the retainer fee that is not creditable beyond 2023 and we recognized product revenue of $8.2 million in the year ended December 31, 2023.
In December 2024, Pfizer applied the remaining available credit toward an upfront license fee under a new agreement, resulting in $9.5 million of non-cash research and development revenue in the year ended December 31, 2024, and no further credit remains available for Pfizer.

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
In March 2022, we entered into a Stock Purchase Agreement with seqWell, a privately held life sciences company, pursuant to which we purchased 1,000,000 shares of seqWell's Series C preferred stock for $5.0 million. In March 2023, we entered into a Master Collaboration Agreement and Research Agreement with seqWell (the “seqWell Agreement”), pursuant to which we provided research and experimental screening and protein engineering activities in exchange for compensation in the form of additional shares of seqWell's common stock. In January 2025, we sold assets that were developed under the seqWell Agreement to seqWell in exchange for the right to receive a cash payment upon future events and a warrant to purchase seqWell’s common stock exercisable upon future events, and terminated the seqWell Agreement. In addition to our initial equity investment and the shares we have received under the seqWell Agreement, in September 2023, we purchased an additional 88,256 shares of seqWell's Series C-1 preferred stock and 44,128 common stock warrants for $0.4 million. We received 205,279 shares of seqWell's common stock from research and development services with seqWell and we recognized $0.2 million in research and development revenue from these services in the year ended December 31, 2023. As of December 31, 2025, we held an aggregate of 1,088,256 shares of Series C and C-1 preferred stock, 205,279 shares of common stock and 44,128 of common stock warrants that we have earned or purchased from seqWell.
For the year ended December 31, 2025, we recognized a $0.3 million impairment charge on a non-marketable equity investment after concluding that the investee’s ongoing liquidity challenges and lack of near-term financing or cash flows warranted a reduction in the investment’s carrying value. The impairment reduced the carrying value of our investment to zero and is included within interest and other expense, net in the consolidated statements of operations,
For the year ended December 31, 2024, we recognized an impairment charge of $6.9 million which is presented within interest and other expense, net in the consolidated statements of operations. This adjustment included the write-down of our investment in Molecular Assemblies, Inc. (“MAI”) by $3.9 million during the third quarter of 2024 to its related fair value as determined based on valuation methods using the latest observed transaction price of MAI’s preferred stock securities anticipated to be issued during the fourth quarter of 2024 and adjusted for the rights and obligations of the preferred stock securities the Company holds, and an additional $2.8 million impairment charge during the fourth quarter of 2024 to adjust the carrying value of our investment in MAI to zero as the investee ceased its operations during the fourth quarter of 2024 due to liquidity position and lack of access to additional capital. The other $0.2 million of impairment charge on our investment in seqWell is related to the write-down to its estimated fair value using the recent transaction price of similar preferred stock securities issued by the investee and adjusted for the rights and obligations of the preferred stock securities the Company holds.
For the year ended December 31, 2023, we recognized an impairment charge of $12.2 million and included this as adjustment to the carrying value of our investments in seqWell, MAI and Arzeda Corp (“Arzeda”). This adjustment, which is presented within other income (expense), net in the consolidated statements of operations, included the write-down of the carrying value of our investment in seqWell by $3.0 million during the third quarter of 2023 to its estimated fair value as determined based on valuation methods using the recent transaction price of similar preferred stock securities issued by seqWell and adjusted for the rights and obligations of the preferred stock securities the Company holds. The $1.2 million of impairment charge on our investment in Arzeda is related to the write-down to its estimated fair value based on the latest observed transaction price of Arzeda's preferred stock securities issued during the fourth quarter of 2023 and the subsequent conversion of our existing Series B preferred stock into Arzeda's common stock during the fourth quarter of 2023. The other $8.0 million of impairment charge represents the difference between the estimated fair value and carrying value of our investment in MAI as of December 31, 2023, based on quantitative and qualitative analysis. This analysis involved use of judgment, estimates and assumptions, such as the near-term prospects of the investee in the market in which it operates, evaluation of the investee’s financial condition in relation to its outstanding obligations, and probabilities of securing additional capital through various alternative scenarios.
Other than as disclosed above, there were no remeasurement events for our investments in non-marketable equity securities in 2025 and 2024. We recognized no realized gains or losses during the years ended December 31, 2025 and 2024.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	December 31, 2025	December 31, 2024
seqWell	$2,416	$2,416
Other investments in non-marketable equity securities	82	382
Total non-marketable equity securities	$2,498	$2,798

Note 7. Fair Value Measurements
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$30,648	$—	$—	$30,648	$30,648	$—
Level 1:
Money market funds	17,156	—	—	17,156	17,156	—
Level 2(1):
Commercial paper	13,035	2	—	13,037	2,989	10,048
Corporate debt	499	—	—	499	—	499
U.S. agency securities	—	—	—	—	—	—
U.S. treasury securities	16,863	6	—	16,869	—	16,869
Subtotal	30,397	8	—	30,405	2,989	27,416
Total	$78,201	$8	$—	$78,209	$50,793	$27,416

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$3,284	$—	$—	$3,284	$3,284	$—
Level 1:
Money market funds	15,980	—	—	15,980	15,980	—
Level 2(1):
Commercial paper	6,768	1	—	6,769	—	6,769
Corporate debt	17,187	8	(15)	17,180	—	17,180
U.S. agency securities	1,989	2	—	1,991	—	1,991
U.S. treasury securities	28,198	56	—	28,254	—	28,254
Subtotal	54,142	67	(15)	54,194	—	54,194
Total	$73,406	$67	$(15)	$73,458	$19,264	$54,194

(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments use inputs that are either directly or indirectly observable for the asset through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of December 31, 2025, the contractual maturity of all investments held was less than one year.
During the years ended December 31, 2025 and 2024, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.
Note 8. Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Work in process	$—	$29
Finished goods	1,817	1,770
Total inventories	$1,817	$1,799
Prepaid expenses and other current assets
As of December 31, 2025, prepaid expenses and other current assets consists of prepaid expenses of $5.2 million and other current assets of $0.5 million. As of December 31, 2024, prepaid expenses and other current assets consists of prepaid expenses of $3.7 million and other current assets of $0.5 million.

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment(1)	$38,943	$35,949
Leasehold improvements	15,229	12,159
Computer equipment	2,556	2,459
Office furniture and equipment	1,133	1,124
Construction in progress(2)	405	3,441
Property and Equipment	58,266	55,132
Less: accumulated depreciation	(45,242)	(40,935)
Property and equipment, net	$13,024	$14,197

(1) Fully depreciated property and equipment with a cost of $0.8 million and $2.6 million were retired during the years ended December 31, 2025 and 2024, respectively.
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
Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$4,125	$3,964	$4,594
Selling, general and administrative	972	881	924
Total depreciation expense	$5,097	$4,845	$5,518
Goodwill
Goodwill was previously allocated to each of the Company's reporting units. In July 2023, we announced a restructuring of our business and that we were discontinuing investment in certain development programs, primarily in Novel Biotherapeutics. As a result of this plan, the Company determined that a triggering event had occurred that required an interim goodwill impairment test during the third quarter of 2023. The fair value estimate used in the interim goodwill impairment test was primarily based on Level 3 inputs in the fair value hierarchy. Based on the results of the impairment evaluation, the Company determined that the goodwill within the Novel Biotherapeutics reporting unit was impaired, which resulted in a non-cash impairment charge of $0.8 million to write off all the associated goodwill. The impairment charge is recorded within the asset impairment and other charges in the consolidated statements of operation in the year ended December 31, 2023. During the years ended December 31, 2025 and 2024, we had no impairment charges related to goodwill. Goodwill had a carrying value of $2.5 million as of December 31, 2025 and 2024, respectively.

Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued professional and outside service fees	$1,384	$3,064
Accrued purchases	938	2,908
Other	446	251
Total other accrued liabilities	$2,768	$6,223
Note 9. Stock-based Compensation
Equity Incentive Plans
In 2019, our Board of Directors (the “Board”) and stockholders approved the Company's 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan superseded and replaced in its entirety our 2010 Equity Incentive Plan (the “2010 Plan”) which was effective in March 2010, and no further awards will be granted under the 2010 Plan; however, the terms and conditions of the 2010 Plan will continue to govern any outstanding awards thereunder. The 2010 Plan provided for the grant of incentive stock options, non-statutory stock options, RSUs, RSAs, PSUs, PBOs, stock appreciation rights, and stock purchase rights to our employees, non-employee directors and consultants. The 2019 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, stock appreciation rights, RSAs, RSUs, PSUs, PBOs, other stock or cash-based awards and dividend equivalents to eligible employees and consultants of the Company or any parent or subsidiary, as well as members of the Board.
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
In April 2025, our Board approved the second amendment to the 2019 Plan which amendment became effective upon stockholders' approval at the Annual Meeting of the Company’s stockholders in June 2025. The second amendment provided for an increase in the number of shares authorized and available for issuance under the 2019 Plan by 8,000,000 shares, resulting in an increase to the total shares authorized and available for issuance under the 2019 Plan from 15,897,144 shares to 23,897,144 shares.
In January 2023, our Board approved the 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”) which provides for the grant of non-qualified stock options, RSAs, RSUs, performance awards, other stock awards and dividend equivalents to eligible employees with respect to an aggregate of up to 2,000,000 shares of our common stock. In June 2023, the 2022 Inducement Plan was terminated upon the approval of an amendment to the 2019 Plan at the Annual Meeting of Stockholders in June 2023.
In August 2024, our Board approved the 2024 Employment Inducement Award Plan (the “2024 Inducement Plan”) which provides for the grant of non-qualified stock options, RSAs, RSUs, and performance awards to eligible employees with respect to an aggregate of up to 1,000,000 shares of our common stock.
As of December 31, 2025, the number of total shares remaining available for issuance under the 2019 Plan and 2024 Inducement Plan was 12,329,669 shares.
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
For the years ended December 31, 2025 and 2024, 277,577 and 263,157 shares of our common stock were purchased under the ESPP, respectively. As of December 31, 2025, 1,459,266 shares of common stock were available for future issuance under the ESPP. We recognized $0.4 million and $0.3 million of stock-based compensation expenses related to the ESPP for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $0.6 million and is expected to be recognized over the remaining offering period.
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
No PSUs and PBOs were granted in 2025, 2024 and 2023. In 2022, we awarded PSUs (“2022 PSUs”) and PBOs (“2022 PBOs”), each of which commence vesting based upon the achievement of various weighted performance goals, including finance and corporate strategy, performance enzymes and biotherapeutics deliverables, research plans, and organizational development. In the first quarter of 2023, the compensation committee of the Board determined that the 2022 PSUs and 2022 PBOs performance goals had been achieved at 85.0% and 42.5% of the target level, respectively, and recognized stock-based compensation expenses accordingly. Accordingly, 50% of the shares underlying the 2022 PSUs and PBOs vested in the first quarter of 2023 and 50% of the shares underlying the 2022 PSUs and PBOs vested in the first quarter of 2024, in each case, subject to the recipient’s continued service on each vesting date.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Costs of product revenue	$159	$429	$354
Research and development	2,478	2,928	2,631
Selling, general and administrative	6,987	9,730	6,986
Total	$9,624	$13,087	$9,971
The following table presents total stock-based compensation expense by security type included in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	$5,924	$6,423	$3,962
RSUs and RSAs	3,333	4,717	4,447
PSUs	—	247	1,649
PBOs	—	$1,357	(112)
ESPP	367	343	25
Total	$9,624	$13,087	$9,971
During the fourth quarter of 2025, we entered into a Transition Agreement with Stephen Dilly, our former President and Chief Executive Officer. Under this agreement, the outstanding unvested options and awards of Mr. Dilly will continue to vest in accordance with their original terms based on his continued service to our Board. We also entered into Separation and Consulting Agreements with a former executive during the fourth quarter of 2025. Under this agreement, the outstanding unvested options and awards of the former executive will continue to vest through the end of his consultancy period, which concludes in November 2025. These modifications resulted in an incremental stock-based compensation expense of $0.7 million recognized in selling, general and administrative expenses during the year ended December 31, 2025.
During the fourth quarter of 2024, we entered into Separation and Consulting Agreements with Sri Ryali, our former Chief Financial Officer, and two other former executives. Under these agreements, the outstanding unvested options and awards for each of the three former executives will continue to vest through the end of their consultancy period, which concluded on February 28, 2025. This modification resulted in a reduction of stock-based compensation expense of $0.4 million recognized in selling, general and administrative expenses during the year ended December 31, 2024.
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
Grant Award Activities:
Stock Option Awards
We estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model based on the date of grant. The following summarizes the weighted-average assumptions used to estimate the fair value of employee stock options granted:

	Year Ended December 31,
	2025	2024	2023
Expected life (years)	4.6	5.9	5.8
Volatility	62.3%	73.3%	66.2%
Risk-free interest rate	3.3%	3.9%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%

The following summarizes the weighted-average assumptions used to estimate the fair value of 20,000, 20,000, and 50,000 shares of stock options granted to non-employees for services during the years ended December 31, 2025, 2024, and 2023, valued at $60 thousand, $44 thousand and $0.1 million, respectively:

	Year Ended December 31,
	2025	2024	2023
Expected life (years)	5.9	5.8	5.8
Volatility	77.2%	74.7%	70.1%
Risk-free interest rate	4.3%	4.4%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value per share of non-employee stock options granted respectively in 2025, 2024 and 2023 was $3.02, $2.19 and $1.05, respectively.
The following tables summarize stock option activities:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In Thousands)
Outstanding at December 31, 2024	9,128	$5.17
Granted	3,344	$3.61
Exercised	(339)	$3.09
Forfeited/Expired	(3,568)	$5.35
Outstanding at December 31, 2025	8,565	$4.58

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Outstanding at December 31, 2025	8,565	$4.58	7.7	$1,800
Exercisable at December 31, 2025	3,815	$5.82	6.4	$900
Vested and expected to vest at December 31, 2025	8,068	$4.68	7.6	$1,662
The weighted average grant date fair value per share of employee stock options granted in 2025, 2024, and 2023 were $2.03, $2.05 and $3.31, respectively. The total intrinsic value of options exercised in 2025, 2024, and 2023 were $0.6 million, $0.6 million and $0.7 million, respectively.
As of December 31, 2025, there was $5.4 million of unrecognized stock-based compensation, net of expected forfeitures, related to unvested stock options, which we expect to recognize over a weighted average period of 2.9 years.
Restricted Stock Awards (“RSAs”)
The following table summarizes RSA activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2024	234	$3.56
Granted	—	$—
Vested	(234)	$3.56
Non-vested balance at December 31, 2025	—	$—

The total fair value, as of the vesting date, of RSAs vested in fiscal years 2025, 2024 and 2023 were $0.6 million, $1.0 million and $0.4 million, respectively.

As of December 31, 2025, there were no unrecognized stock-based compensation cost related to non-vested RSAs.
Restricted Stock Units (“RSUs”)
The following table summarizes RSU activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Non-vested balance at December 31, 2024	2,010	$4.16
Granted	1,484	$3.14
Vested	(766)	$5.08
Forfeited/Expired	(717)	$3.86
Non-vested balance at December 31, 2025	2,011	$2.96

The total fair value, as of the vesting date, of RSUs vested in fiscal years 2025, 2024 and 2023 were $3.4 million, $1.1 million and $1.1 million respectively.
As of December 31, 2025, there was $2.9 million of unrecognized stock-based compensation cost related to non-vested RSUs, which we expect to recognize over a weighted average period of 1.0 years.
Performance-Contingent Restricted Stock Units (“PSUs”)
The total fair value, as of the vesting date, of PSUs vested in the years ended December 31, 2025, 2024, and 2023 were nil, $0.9 million, and $1.6 million, respectively.
As of December 31, 2025, there was no unrecognized stock-based compensation cost related to non-vested PSUs.
Performance Based Options (“PBOs”)
We estimated the fair value of PBOs using the Black-Scholes-Merton option-pricing model based on the date of grant. No PBOs were granted to employees for their services since 2022.
The following tables summarize PBOs activities:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Outstanding at December 31, 2024	1,575	$5.43
Forfeited/Expired	(1,520)	$10.28
Outstanding at December 31, 2025	55	$20.15

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In Thousands)		(In Years)	(In Thousands)
Exercisable at December 31, 2025	55	$20.15	5.53	$—
Vested and expected to vest at December 31, 2025	55	$20.15	5.53	$—

The total fair value of exercised PBOs for 2025, 2024 and 2023, was nil.
As of December 31, 2025, there was no unrecognized stock-based compensation cost related to non-vested PBOs.

Employee Stock Purchase Plan (“ESPP”)
The fair value of shares to be issued under the ESPP is computed using the Black-Scholes-Merton option pricing model at the commencement of the offering period. The following summarizes the weighted-average assumptions used to estimate the fair value of ESPP:

	Year Ended December 31,
	2025	2024	2023
Expected life (years)	1.3	1.2	0.4
Volatility	82.2%	89.4%	89.6%
Risk-free interest rate	3.9%	4.6%	5.3%
Expected dividend yield	0.0%	0.0%	0.0%

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
On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the third quarter of 2024, and we received net proceeds of $29.7 million after Cantors’ commissions and direct offering expenses
During the year ended December 31, 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the second quarter of 2025, and we received gross proceeds of $17.3 million or $16.4 million in net proceeds after Cantor’s commissions and direct offering expenses of $0.8 million. As of December 31, 2025, $26.4 million remained available for sale under the Cantor Sales Agreement.
Note 11. 401(k) Plan
In January 2005, we implemented a 401(k) Plan covering certain employees. Currently, all of our United States based employees over the age of 18 are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, eligible employees may elect to reduce their current compensation up to a certain annual limit and contribute these amounts to the 401(k) Plan. We may make matching or other contributions to the 401(k) Plan on behalf of eligible employees. We recorded employer matching contributions expense of $1.4 million, $1.2 million, and $1.4 million in the years ended December 31, 2025, 2024, and 2023, respectively.

Note 12. Income Taxes
Our loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(43,908)	$(65,231)	$(76,169)
Foreign	(19)	(11)	(2)
Loss before provision for income taxes	$(43,927)	$(65,242)	$(76,171)

The tax provision for the years ended December 31, 2025 and 2024 consists primarily of taxes attributable to foreign operations. The tax provision for the year ended December 31, 2023 consists primarily of current year state and foreign income taxes. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current provision:
State	$7	$(6)	$27
Foreign	43	42	42
Total current provision	50	36	69
Deferred benefit:
Foreign	(3)	(2)	—
Total deferred benefit	(3)	(2)	—
Provision for income taxes	$47	$34	$69

As further described in Note 2, “Summary of Significant Accounting Policies”, we have elected to prospectively adopt the guidance in ASU No. 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to our effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (in thousands, except percentages):

	Year Ended December 31, 2025
	$	%
Provision for income taxes at U.S. federal statutory rate	$(9,225)	21.00%
State and local income taxes, net of federal	—	—
Foreign tax effects	2	—
Tax credits	(1,295)	2.95
Changes in valuation allowance	7,494	(17.06)
Nontaxable or nondeductible items:
Stock-based compensation	2,645	(6.02)
Others	242	(0.55)
Changes in unrecognized tax benefits	180	(0.41)
Other adjustments	4	(0.02)
Provision for income taxes	$47	(0.11)%

The following table is a reconciliation of the provision for income taxes calculated at the statutory rate to our provision for income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU No. 2023-09 (in thousands):

	Year Ended December 31,
	2024	2023
Tax benefit at federal statutory rate	$(13,701)	$(15,995)
State taxes	(3,133)	(2,208)
Research and development credits	(419)	(925)
Foreign operations taxed at different rates	—	—
Stock-based compensation	1,930	1,967
Other nondeductible items	(108)	438
Executive compensation	306	152
Change in valuation allowance	15,159	16,640
Provision for income taxes	$34	$69

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$101,027	$82,925
Credits	19,682	17,660
Deferred revenues	256	48
Stock-based compensation	3,187	4,786
Reserves and accruals	2,506	2,650
Property and Equipment	131	830
Intangible assets	57	244
Capital losses	453	452
R&D Capitalization	20,637	28,471
Unrealized gain/loss	3	2
Interest carryforward	399	—
Lease liability	8,474	7,445
Other assets	4,788	4,362
Total deferred tax assets:	161,600	149,875
Valuation allowance	(153,803)	(142,994)
Deferred tax liabilities:
Right-of-use assets	(7,808)	(6,895)
Total deferred tax liabilities:	(7,808)	(6,895)
Net deferred tax liabilities	$(11)	$(14)

ASC 740 requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a valuation allowance against our deferred tax assets. Accordingly, the net deferred tax assets in all our jurisdictions have been fully reserved by a valuation allowance. The net valuation allowance increased by $10.8 million during the year ended December 31, 2025, increased by $15.2 million during the year ended December 31, 2024, and increased by $16.7 million during the year ended December 31, 2023. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.
The following table sets forth our federal, state and foreign NOL carryforwards and federal research and development tax credits as of December 31, 2025 (in thousands):

	December 31, 2025
	Amount	Expiration Years
Net operating losses, federal	$182,918	2026-2037
Net operating losses, federal	$237,257	Do not expire
Net operating losses, state	$196,540	2028-2045
Tax credits, federal	$21,388	2025-2045
Tax credits, state	$22,978	Do not expire

Current U.S. federal and California tax laws include substantial restrictions on the utilization of NOLs and tax credit carryforwards in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize NOLs and tax credit carryforwards may be limited as a result of such ownership changes. We performed an analysis in 2025 and determined that there was not a limitation that would result in the expiration of carryforwards before they are utilized.
We apply the provisions of ASC 740 to account for uncertain income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of year	$21,618	$20,204	$18,571
Additions based on tax positions related to current year	2,243	1,332	2,164
Additions to tax position of prior years	138	82	—
Reductions to tax position of prior years	(130)	—	(531)
Balance at end of year	$23,869	$21,618	$20,204

We recognize interest and penalties as a component of our income tax expense. Total interest and penalties recognized in the consolidated statements of operations were $42 thousand, $42 thousand and $42 thousand in 2025, 2024 and 2023, respectively. Total penalties and interest recognized in the consolidated balance sheet was $0.7 million, $0.6 million and $0.6 million as of December 31, 2025, 2024 and 2023, respectively. The total unrecognized tax benefits that, if recognized currently, would impact our company’s effective tax rate were $0.3 million as of December 31, 2025, 2024 and 2023. We are not subject to examination by United States federal or state tax authorities for years prior to 2002 and foreign tax authorities for years prior to 2014. Our 2023 U.S. federal tax return is under audit by the Internal Revenue Service, and we will adjust our federal R&D credits based on the outcome of the investigation.

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
We entered into the initial lease with MetLife for our facilities in Redwood City in 2003 (the “RWC Lease”) and the RWC Lease has been amended multiple times since then to adjust the leased space and terms of the RWC Lease. In December 2024, we entered into a Ninth Amendment to the RWC Lease (the “Ninth Amendment”) with MetLife with respect to the Penobscot Space and the Chesapeake Space to extend the term of the Lease for additional periods. Pursuant to the Ninth Amendment, the term of the lease for both the Penobscot Space and the Chesapeake Space has been extended through August 2032. We have one (1) option to extend the term of the lease for the Penobscot Space for five (5) years, and one (1) separate option to extend the term of the lease for the Chesapeake Space for five (5) years. The Ninth Amendment provided a net tenant improvement allowance of $3.0 million.
Pursuant to the terms of the RWC Lease, we exercised our right to deliver a letter of credit in lieu of a security deposit. The letter of credit is collateralized by deposit balances held by the bank in the amount of $1.1 million as of December 31, 2025 and 2024, and are recorded as non-current restricted cash on the consolidated balance sheets
In November 2025, we entered into a lease agreement with 30831 Huntwood Avenue LLC (“Huntwood”) for approximately 34,304 square feet of office, laboratory, research and development, and manufacturing space located in Hayward, California (the “Huntwood Space”). The lease has an initial term of six years from the lease commencement date, with two options to extend the term for additional five-year period each. The initial base monthly rent is approximately $0.1 million, subject to a 3% annual escalation on each anniversary of the operating expense commencement date. Upon execution of the lease, we have provided Huntwood with a security deposit of $0.6 million in the form of a letter of credit, which is recorded as non-current restricted cash on the consolidated balance sheets. We expect to commence occupancy at Huntwood Space in the first quarter of 2027, following the substantial completion of tenant improvements in accordance with the construction plan.
The tables below show the balance of right-of-use assets and lease obligations as of January 1, 2025 and the balance as of December 31, 2025, including the changes during the period (in thousands):

Right-of-use Assets - Operating Lease, net
Right-of-use assets - Operating leases, net, at January 1, 2025	$28,700
Amortization of right-of-use assets	(3,044)
Addition due to new lease	4,845
Right-of-use assets - Operating leases, net, at December 31, 2025	$30,501

Lease Obligations - Operating Leases
Lease obligations - Operating leases, net, at January 1, 2025	$30,990
Lease payments	(4,868)
Interest accretion	2,095
Addition due to new lease	4,886
Lease obligations - Operating leases, net, at December 31, 2025	$33,103

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
We are required to restore certain areas of the Redwood City facility that we are renting to its original form. We are expensing the asset retirement obligation over the term of the Redwood City lease. We review the estimated obligation each reporting period and make adjustments if our estimates change. We recorded asset retirement obligations of $0.3 million as of December 31, 2025 and 2024, which are included in other liabilities on the consolidated balance sheets. Accretion expense related to our asset retirement obligations was nominal in the years ended December 31, 2025 and 2024.
Lease and other information
Lease cost amounts included in measurement of lease obligations and other information related to non-cancellable operating leases and finance leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost(1)	$5,139	$4,130	$6,310

(1) The Company had no variable lease costs.
Amounts included in the measurement of lease obligations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid:
Operating cash flows from operating leases	$4,868	$4,727	$9,897

			Operating Lease
Other information:
Weighted-average remaining lease term (in years)			6.7
Weighted-average discount rate			6.9%

As of December 31, 2025, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years ending December 31,	Operating Leases
2026	$5,110
2027	5,222
2028	6,604
2029	6,605
2030	7,020
Thereafter	11,156
Total minimum lease payments	41,717
Less: imputed interest	8,614
Lease obligations	$33,103

Reconciliation of operating lease liabilities as shown within the consolidated balance sheets (in thousands):
Current portion of lease obligations - Operating leases	$2,944
Long-term lease obligations - Operating leases	30,159
Total operating lease liabilities	$33,103

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

The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.0% of such rate shall be payable in-kind until the third anniversary of the closing date. The Company is required to make monthly interest-only payments through February 1, 2027, with the ability to extend the interest-only period through February 1, 2028, upon the achievement of certain pre-specified financial milestones. Following the interest-only period, the Company is required to make monthly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. For the first three years of the term, 2.0% of the interest is payable in-kind by increasing the principal balance. Prepayments of the loan, in whole or in part, will be subject to an early prepayment fee which ranges between 3.0% and 1.0% and declines each year until the third anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 3.0% of the aggregate principal amount of the tranches funded under the Innovatus Loan.
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
In connection with funding of the first tranche of the Innovatus Loan in February 2024, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million during the first quarter of 2024. Additionally, in connection with the funding of the second tranche of the Innovatus Loan in June 2025, we recorded a debt discount of $0.1 million during the second quarter of 2025. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the years ended December 31, 2025 and 2024 were $4.5 million and $3.5 million, respectively, and are inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value and the interest rate is based on the current prime rate. The effective interest rate for the Innovatus Loan was 12.7% as of December 31, 2025.
Additionally, in connection with entering into the Innovatus Loan, we entered into a Warrant Agreement with Innovatus on February 13, 2024, and issued to Innovatus a warrant to purchase an aggregate of 424,028 shares of the Company’s common stock at an exercise price of $2.83 per share. The warrants may be exercised on a cashless basis and are immediately exercisable through the 10th anniversary of the issuance date. At the time of issuance, the Company determined the estimated fair value of the warrants of $0.9 million using the Black-Scholes model. As the warrants represent a freestanding equity instrument, the Company recorded the fair value of the warrants in additional paid-in capital during the first quarter of 2024.
The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at December 31, 2025 (in thousands):

December 31, 2025
Face value of debt	$40,000
Add: payment in-kind interest	1,185
Add: amortized exit fee	334
Less: unamortized debt discount	(983)
Less: unamortized debt issuance costs	(431)
Total long-term debt	$40,105

The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2026	$—
2027	17,566
2028	21,080
2029	3,513
Total principal payments	42,159
Add: amortized exit fee	334
Less: uncapitalized payment in-kind interest	(974)
Less: unamortized debt discount	(983)
Less: unamortized debt issuance costs	(431)
Total long-term debt	$40,105
Note 15. Segment, Geographical and Other Revenue Information
Segment Information
We previously managed our business as two business segments, Performance Enzymes and Novel Biotherapeutics. During the fourth quarter of 2023, we made changes to the structure of our organization in connection with the restructuring of our business that we announced in July 2023, including the discontinuation of investment in certain development programs, primarily in our biotherapeutics business, consolidation of operations to our Redwood City, California headquarters, and headcount reduction. In connection with these organizational structure changes, corresponding changes were made to how our business is managed, how results are reported internally and how our CEO, our chief operating decision maker (“CODM”), assesses performance and allocates resources. As a result of these changes, our previous Performance Enzymes and Novel Biotherapeutics operating segments were combined into a single reportable segment. We believe that these changes better align internal resources and external go-to-market activities in order to create a more efficient and effective organizational structure. Under this new organizational and reporting structure, we managed our business as one reportable segment since the fourth quarter of 2023.
Effective October 1, 2023, the Company's operations are managed and reported to the CODM on a consolidated basis. The CODM uses primarily consolidated income (loss) from operations and net income (loss) to assess financial performance and make resource allocation decisions. These financial measures are used by the CODM to balance short-term financial results with long-term strategic goals, guiding the allocation of budget between product costs, research and development, and general, selling and administrative expenses.
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues For the Year Ended December 31,
	2025	2024	2023
Customer A	*	18%	22%
Customer B	51%	13%	*
Customer C	*	10%	*
Customer D	*	10%	*
Customer E	*	*	13%
* Percentage was less than 10%

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented are as follows:

	As of December 31,
	2025	2024
Customer B	*	16%
Customer D	40%	18%
Customer F	13%	12%
Customer G	*	10%
Customer H	*	*
Customer I	*	*
Customer J	14%	*
* Percentage was less than 10%
Geographical Information
Geographic revenues are identified by the location of the customer and consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues
Americas(1)	$43,537	$21,278	$13,733
EMEA(2)(3)	9,292	10,359	22,907
APAC(4)(5)(6)	17,558	27,708	33,503
Total revenues	$70,387	$59,345	$70,143

(1) United States revenue was $43.5 million, $21.3 million, and $13.7 million, for the years ended December 31, 2025, 2024, and 2023, respectively
(2) Ireland revenue was $0.7 million, $1.8 million, and $0.5 million, for the years ended December 31, 2025, 2024, and 2023, respectively
(3) Switzerland revenue was $4.2 million, $3.4 million, and $11.1 million, for the years ended December 31, 2025, 2024, and 2023, respectively
(4) China revenue was $9.3 million, $9.8 million, and $20.3 million, for the years ended December 31, 2025, 2024, and 2023, respectively
(5) India revenue was $5.7 million, $7.3 million, and $5.7 million, for the years ended December 31, 2025, 2024, and 2023, respectively
(6) Singapore revenue was $0.4 million, $6.2 million, and $2.4 million, for the years ended December 31, 2025, 2024, and 2023, respectively
Identifiable long-lived assets by location was as follows (in thousands):

	December 31,
	2025	2024
United States	$43,575	$43,098

Note 16. Restructuring Charges
In November 2025, in alignment with our enhanced strategic focus, we announced a plan for a workforce reduction of approximately 24%. This measure was implemented in support of the Company’s organizational streamlining to focus on our ECO Synthesis platform. During the year ended December 31, 2025, we recorded a restructuring charge of $3.4 million related to severance and related benefit costs in connection with the workforce reduction. As of December 31, 2025, we have accrued $1.6 million as a current liability within accrued compensation on our consolidated balance sheets, which is expected to be paid in the first quarter of 2026.
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
We do not expect to record any significant future charges related to the restructuring plans initiated in 2025 and 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. We reviewed the results of management’s assessment with our Audit Committee.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the fourth fiscal quarter of the year ended December 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On September 15, 2025, Stefan Lutz, Ph.D., who previously served as our Senior Vice President, Research and who became our Chief Technology Officer effective November 2025, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c). The plan provides for the potential sale of up to 39,750 shares of the Company’s common stock and will terminate on October 16, 2026, subject to early termination for certain specified events set forth in the plan. Dr. Lutz became an officer of the Company (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) during the three months ended December 31, 2025.

During the three months ended December 31, 2025, none of the directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”
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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Global Select Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.
The information required by this item is incorporated by reference from the information that will be set forth in the 2026 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information that will be set forth in the 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information that will be set forth in the 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information that will be set forth in the 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information that will be set forth in the 2026 Proxy Statement.

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

10.1J***
Ninth Amendment to Lease, dated as of December 4, 2024, by and between the Company and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1J to the Company’s Annual Report Form 10-K for the year ended December 31, 2024, filed on February 27, 2025)

10.2A+	Codexis, Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.2B+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.2C+
Form of Stock Option Grant Notice and Stock Option Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.2D+
Form of Stock Option Grant Notice and Stock Option Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.2E+
Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.2F+
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (File No. 333-232262) filed with the SEC on June 21, 2019).

10.2G+	Amendment to the Codexis, Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 16, 2023).

10.2H+
Second Amendment to the Codexis, Inc. 2019 Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 13, 2025).

10.3A+
Codexis, Inc. 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-269163) filed with the SEC on January 9, 2023).

10.3B+
Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-269163) filed with the SEC on January 9, 2023).

10.3C+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-269163) filed with the SEC on January 9, 2023).

Exhibit No.	Description
10.4A+	Codexis, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2023).

10.4B
Amendment to the Codexis, Inc. 2023 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 31, 2024).

10.5
Form of Indemnification Agreement between the Company and each of its directors, officers and certain employees (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023).

10.6+
Form of Amended and Restated Change in Control Severance Agreement between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 6, 2019).

10.7A
Acquisition Agreement by and among the Company, Societé des Produits Nestlé S.A., formerly known as Nestec Ltd. (“Nestlé Health Science”), effective as of December 26, 2023. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024).

10.7B
Amendment No. 1 to the Acquisition Agreement by and between the Company and Nestlé Health Science, effective as of February 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 14, 2025).

10.8A+
Employment Agreement by and between the Company and Stephen Dilly dated as of August 9, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

10.8B+	Transition Agreement by and between the Company and Stephen Dilly dated November 5, 2025.

10.9A+
Offer Letter by and between the Company and Kevin Norrett dated as of September 12, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

10.9B+
Change in Control Severance Agreement by and between the Company and Kevin Norrett dated September 12, 2022 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

10.9C+	Separation and Consulting Agreement by and between the Company and Kevin Norrett dated November 6, 2025.

10.10A
Loan and Security Agreement by and between the Company and Innovatus Life Sciences Fund I, LP., effective as of February 13, 2024 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024).

10.10B
First Amendment to the Loan and Security Agreement, dated May 1, 2024, by and between the Company and Innovatus Life Sciences Fund I, LP. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 8, 2024).

10.10C
Second Amendment to the Loan and Security Agreement, dated December 20, 2024, by and between the Company and Innovatus Life Sciences Fund I, LP. (incorporated by reference to Exhibit 10.16C to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025).

10.10D
Third Amendment to the Loan and Security Agreement dated September 30, 2025, by and between the Company and Innovatus Life Sciences Fund I, LP. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 6, 2025).

Exhibit No.	Description
10.11+	Codexis, Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-281429) filed with the SEC on August 9, 2024).

10.12A+
Offer Letter by and between the Company and Georgia Erbez, dated as of September 30, 2024. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 31, 2024).

10.13A+
Offer Letter by and between the Company and Alison Moore, dated as of September 30, 2024. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on October 31, 2024).

10.13B+	Offer Letter by and between the Company and Alison Moore, dated as of November 5, 2025.

10.14+	Offer Letter by and between the Company and Stefan Lutz, dated as of November 5, 2025.

19.1
Codexis Insider Trading Policy effective as of May 9, 2024 incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 27, 2025).

23.1	Consent of KPMG LLP, independent registered public accounting firm.

23.2	Consent of BDO USA, P.C., independent registered public accounting firm.

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

97.1	Codexis, Inc. Clawback Policy effective as of August 24, 2023.

101
The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, and (v) Notes to Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.
+    Indicates a management contract or compensatory plan or arrangement.
*    Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-164044), effective April 21, 2010, and incorporated herein by reference.
**    Pursuant to Item 601(b)(32) of Regulation S-K this exhibit is furnished rather than filed with this report.
***    Portions of the of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) customarily and actually treated as private or confidential.
ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODEXIS, INC.

Date:	March 11, 2026	By:	/s/ Alison Moore
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Alison Moore and Georgia Erbez, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE		DATE

/s/ Alison Moore	President and Chief Executive Officer (Principal Executive Officer) and Director	Date:	March 11, 2026
Alison Moore

/s/ Georgia Erbez	Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)	Date:	March 11, 2026
Georgia Erbez

/s/ Stephen Dilly	Executive Chair	Date:	March 11, 2026
Stephen Dilly

/s/ Raymond De Vré	Director	Date:	March 11, 2026
Raymond De Vré

/s/ Cynthia Collins	Director	Date:	March 11, 2026
Cynthia Collins

/s/ Esther Martinborough	Director	Date:	March 11, 2026
Esther Martinborough

/s/ H. Stewart Parker	Director	Date:	March 11, 2026
H. Stewart Parker

/s/ Christos Richards	Director	Date:	March 11, 2026
Christos Richards

/s/ Rahul Singhvi	Director	Date:	March 11, 2026
Rahul Singhvi

/s/ David V. Smith	Director	Date:	March 11, 2026
David V. Smith

/s/ Dennis P. Wolf	Director	Date:	March 11, 2026
Dennis P. Wolf