Form 10-Q
period 2026-03-31
CODEXIS, INC.
filed 2026-05-07
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2026, there were 90,896,567 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36,571	$50,793
Restricted cash, current	425	478
Short-term investments	28,569	27,416
Financial assets:
Accounts receivable	6,777	8,757
Contract assets	441	492
Unbilled receivables	852	1,480
Total financial assets	8,070	10,729
Less: allowances	(43)	(43)
Total financial assets, net	8,027	10,686
Inventories	2,000	1,817
Prepaid expenses and other current assets	4,057	5,626
Total current assets	79,649	96,816
Restricted cash	1,612	1,612
Investment in non-marketable equity securities	2,498	2,498
Right-of-use assets - Operating leases, net	29,566	30,501
Property and equipment, net	12,588	13,024
Goodwill	2,463	2,463
Other non-current assets	994	883
Total assets	$129,370	$147,797
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,127	$1,554
Accrued compensation	5,359	11,042
Other accrued liabilities	3,196	2,768
Current portion of lease obligations - Operating leases	3,302	2,944
Deferred revenue	866	7,009
Total current liabilities	14,850	25,317
Deferred revenue, net of current portion	350	360
Long-term lease obligations - Operating leases	29,118	30,159
Long-term debt	40,483	40,105
Other long-term liabilities	1,335	1,327
Total liabilities	86,136	97,268
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 90,894 shares and 90,478 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	658,720	657,292
Accumulated other comprehensive income (loss)	(11)	8
Accumulated deficit	(615,484)	(606,780)
Total stockholders' equity	43,234	50,529
Total liabilities and stockholders' equity	$129,370	$147,797

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product revenue	$7,191	$6,059
Research and development revenue	8,057	1,484
Total revenues	15,248	7,543
Costs and operating expenses:
Cost of product revenue	2,064	2,732
Research and development	11,448	12,942
Selling, general and administrative	9,779	12,355
Total costs and operating expenses	23,291	28,029
Loss from operations	(8,043)	(20,486)
Interest income	665	751
Interest and other expense, net	(1,290)	(942)
Loss before income taxes	(8,668)	(20,677)
Provision for income taxes	(36)	(11)
Net loss	$(8,704)	$(20,688)

Net loss per share, basic and diluted	$(0.10)	$(0.25)
Weighted average common stock shares used in computing net loss per share, basic and diluted	90,768	82,410
See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(8,704)	$(20,688)
Other comprehensive loss:
Unrealized loss on available-for-sale short-term investments, net of tax	(19)	(38)
Comprehensive loss	$(8,723)	$(20,726)

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2026	Shares	Amount
Balance as of January 1, 2026	90,478	$9	$657,292	$8	$(606,780)	$50,529
Issuance of common stock upon release of stock awards	416	—	—	—	—	—
Stock-based compensation	—	—	1,428	—	—	1,428
Net loss	—	—	—	—	(8,704)	(8,704)
Other comprehensive loss	—	—	—	(19)	—	(19)
Balance as of March 31, 2026	90,894	$9	$658,720	$(11)	$(615,484)	$43,234

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended March 31, 2025	Shares	Amount
Balance as of January 1, 2025	81,850	$8	$629,673	$52	$(562,806)	$66,927
Issuance of common stock upon exercise of stock options	339	—	1,049	—	—	1,049
Issuance of common stock upon release of stock awards	652	—	—	—	—	—
Stock-based compensation	—	—	2,379	—	—	2,379
Net loss	—	—	—	—	(20,688)	(20,688)
Other comprehensive loss	—	—	—	(38)	—	(38)
Balance as of March 31, 2025	82,841	$8	$633,101	$14	$(583,494)	$49,629

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(8,704)	$(20,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,286	1,195
Reduction in the carrying amount of right-of-use assets	935	714
Stock-based compensation	1,428	2,379
Provision (recovery) for credit losses	—	(113)
Non-cash interest expense	376	281
Amortization of discount on short-term investments	(238)	(330)
Other non-cash items	—	(3)
Changes in operating assets and liabilities:
Financial assets	2,479	7,426
Inventories	(183)	18
Prepaid expenses and other assets	1,701	31
Accounts payable	312	2,065
Accrued compensation and other accrued liabilities	(5,356)	(6,501)
Other long-term liabilities	(1,033)	(750)
Deferred revenue	(6,153)	478
Net cash used in operating activities	(13,150)	(13,798)
Investing activities:
Purchase of property and equipment	(176)	(1,255)
Purchases of short-term investments	(20,025)	(10,326)
Proceeds from maturity of short-term investments	19,090	23,350
Net cash provided by (used in) investing activities	(1,111)	11,769
Financing activities:
Proceeds from exercises of stock options	—	1,098
Costs incurred in connection with equity sales agreements	(14)	(13)
Net cash provided by (used in) financing activities	(14)	1,085
Net decrease in cash, cash equivalents and restricted cash	(14,275)	(944)
Cash, cash equivalents and restricted cash at the beginning of the period	52,883	20,829
Cash, cash equivalents and restricted cash at the end of the period	$38,608	$19,885

Supplemental disclosure of cash flow information:
Interest paid	$892	$432
Income taxes paid	$36	$—
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$604	$2,073

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of March 31, 2026 and 2025 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	March 31,
	2026	2025
Cash and cash equivalents	$36,571	$18,319
Restricted cash, current and non-current	2,037	1,566
Total cash, cash equivalents and restricted cash	$38,608	$19,885

This table excludes short-term investments of $28.6 million and $41.5 million as of March 31, 2026 and 2025, respectively. Total cash, cash equivalents, and short-term investments as of March 31, 2026 and 2025 were $65.1 million and $59.8 million, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but does not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2025.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of March 31, 2026 and results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Accounting Pronouncements
Aside from the recently issued accounting pronouncements not yet adopted and described below, there were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2026, that are of significance or potential significance to us.

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
Disaggregated information is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Primary geographical markets:
Americas	$7,861	$2,088
APAC	5,329	1,536
EMEA	2,058	3,919
Total revenues	$15,248	$7,543

Contract Balances
The following table presents balances of unbilled receivables, contract assets, and contract liabilities (in thousands):

	March 31, 2026	December 31, 2025
Unbilled receivables	$1,293	$1,741
Contract assets	$441	$492
Contract liabilities: deferred revenue	$1,216	$7,369
We had no asset impairment charges related to financial assets in the three months ended March 31, 2026 and 2025.
As of March 31, 2026, we have $0.9 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.4 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets. As of December 31, 2025, we had $1.5 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.3 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets.

We recognized the following revenues (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period for:	2026	2025
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$6,367	$250
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	(219)	387
Performance obligations satisfied from new activities in the period - contract revenue	9,100	6,906
Total revenues	$15,248	$7,543
Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of March 31, 2026.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of March 31, 2026 (in thousands):

	Remainder of 2026	2027	2028	2029 and Thereafter	Total
Product revenue	$422	$40	$40	$270	$772
Research and development revenue	444	—	—	—	444
Total revenues	$866	$40	$40	$270	$1,216

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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Shares issuable under the Equity Incentive Plan and ESPP(1)	14,983	13,800
Warrants(2)	424	424
Total potentially dilutive securities	15,407	14,224

(1) Included anti-dilutive potential common shares from ESPP of 509,446 and 386,635 for the three months ended March 31, 2026 and 2025, respectively (actual shares).
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
There was no remeasurement event for our investments in non-marketable equity securities that occurred during the three months ended March 31, 2026 and 2025. We recognized no realized gains or losses during the three months ended March 31, 2026 and 2025.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	March 31, 2026	December 31, 2025
seqWell	$2,416	$2,416
Other investments in non-marketable equity securities	82	82
Total non-marketable equity securities	$2,498	$2,498

Note 6. Fair Value Measurement
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$17,181	$—	$—	$17,181	$17,181	$—
Level 1:
Money market funds	9,923	—	—	9,923	9,923	—
Level 2(1):
Commercial paper	21,129	—	(11)	21,118	9,467	11,651
Corporate debt	1,113	—	(1)	1,112	—	1,112
U.S. treasury securities	15,805	3	(2)	15,806	—	15,806
Subtotal	38,047	3	(14)	38,036	9,467	28,569
Total	$65,151	$3	$(14)	$65,140	$36,571	$28,569

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$30,648	$—	$—	$30,648	$30,648	$—
Level 1:
Money market funds	17,156	—	—	17,156	17,156	—
Level 2(1):
Commercial paper	13,035	2	—	13,037	2,989	10,048
Corporate debt	499	—	—	499	—	499
U.S. agency securities	—	—	—	—	—	—
U.S. treasury securities	16,863	6	—	16,869	—	16,869
Subtotal	30,397	8	—	30,405	2,989	27,416
Total	$78,201	$8	$—	$78,209	$50,793	$27,416
(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments uses inputs that are either directly or indirectly observable for the asset through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of March 31, 2026 and December 31, 2025, the contractual maturity of all investments held was less than one year.
During the three months ended March 31, 2026 and 2025, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.
Note 7. Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Work in process	$13	$—
Finished goods	1,987	1,817
Total inventories	$2,000	$1,817

Prepaid expenses and other current assets
As of March 31, 2026, prepaid expenses and other current assets consisted of prepaid expenses of $3.7 million and other current assets of $0.4 million. As of December 31, 2025, prepaid expenses and other current assets consisted of prepaid expenses of $5.2 million and other current assets of $0.5 million.

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$38,471	$38,943
Leasehold improvements	15,480	15,229
Computer equipment and software	2,577	2,556
Office equipment and furniture	1,134	1,133
Construction in progress	849	405
Property and equipment	58,511	58,266
Less: accumulated depreciation and amortization	(45,923)	(45,242)
Property and equipment, net	$12,588	$13,024

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,138	$946
Selling, general and administrative	110	212
Total depreciation expense	$1,248	$1,158
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued purchases	$1,420	$938
Accrued professional and outside service fees	1,776	1,384
Other	—	446
Total other accrued liabilities	$3,196	$2,768

Note 8. Stock-based Compensation
Employee Stock Purchase Plan
During the three months ended March 31, 2026 and 2025, no shares of our common stock were purchased under the ESPP. As of March 31, 2026, 1,459,266 shares of common stock were available for future issuance under the ESPP. We recognized $0.1 million of stock-based compensation expenses related to the ESPP for each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $0.5 million and is expected to be recognized over the remaining offering period.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of product revenue	$70	$61
Research and development	486	665
Selling, general and administrative	872	1,653
Total	$1,428	$2,379

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$742	$1,355
Restricted stock units (“RSUs”) and RSAs	618	919
ESPP	68	105
Total	$1,428	$2,379
As of March 31, 2026, unrecognized stock-based compensation expense, net of expected forfeitures, was $7.5 million related to unvested stock options and $2.3 million related to unvested RSUs. Stock-based compensation expense for these awards will be recognized through 2030.
Note 9. Capital Stock
Exercise of Options
For the three months ended March 31, 2026, there were no options exercised. For the three months ended March 31, 2025, we issued 339,142 shares upon option exercises at a weighted-average exercise price of $3.09 per share, with net cash proceeds of $1.0 million.
Sales Agreements
On May 2, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In the third quarter of 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement and we received net proceeds of $29.7 million after Cantor’s commissions and direct offering expenses. In the second quarter of 2025, 7,244,966 shares of our common stock were issued and sold under the same agreement and we received $16.4 million in net proceeds after Cantor’s commissions and direct offering expenses.
During the three months ended March 31, 2026, no shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement. As of March 31, 2026, $26.4 million remained available for sale under the Cantor Sales Agreement.
Note 10. Commitments and Contingencies
Lease and other information
The Company has entered into operating leases primarily for office and laboratory space. Lease cost amounts included in the measurement of lease obligations and other information related to non-cancellable operating leases were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost(1)	$1,495	$1,243
(1) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	6.6
Weighted-average discount rate	6.9%

	Three Months Ended March 31,
Cash paid (in thousands):	2026	2025
Operating cash flows from operating leases	$1,244	$1,208
As of March 31, 2026, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2026 (remaining 9 months)	$3,866
2027	5,222
2028	6,604
2029	6,605
2030	7,020
Thereafter	11,156
Total minimum lease payments	40,473
Less: imputed interest	8,053
Lease obligations	$32,420

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets (in thousands):
Current portion of lease obligations - Operating leases	$3,302
Long-term lease obligations - Operating leases	29,118
Total operating lease liabilities	$32,420

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
In connection with the funding of the first tranche of the Innovatus Loan in February 2024, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million during the first quarter of 2024. Additionally, in connection with the funding of the second tranche of the Innovatus Loan in June 2025, we recorded a debt discount of $0.1 million during the second quarter of 2025. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the three months ended March 31, 2026 and 2025 was $1.3 million and $0.9 million, respectively, and is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given the interest rate is based on the current prime rate. The effective interest rate for the Innovatus Loan was 12.7% as of March 31, 2026.
Additionally, in connection with entering into the Innovatus Loan, we entered into a Warrant Agreement with Innovatus on February 13, 2024 and issued to Innovatus a warrant to purchase an aggregate of 424,028 shares of the Company’s common stock at an exercise price of $2.83 per share. The warrants may be exercised on a cashless basis, and are immediately exercisable through the tenth anniversary of the issuance date. At the time of issuance, the Company determined the estimated fair value of the warrants of $0.9 million using the Black-Scholes model. As the warrants represent a freestanding equity instrument, the Company recorded the fair value of the warrants in additional paid-in capital during the first quarter of 2024.
The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at March 31, 2026 (in thousands):

March 31, 2026
Face value of debt	$40,000
Add: payment in-kind interest	1,389
Add: amortized exit fee	399
Less: unamortized debt discount	(907)
Less: unamortized debt issuance cost	(398)
Total long-term debt	$40,483

The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2026 (remaining 9 months)	$—
2027	17,566
2028	21,080
2029	3,513
Total principal payments	42,159
Add: amortized exit fee	399
Less: uncapitalized payment in-kind interest	(770)
Less: unamortized debt discount	(907)
Less: unamortized debt issuance cost	(398)
Total long-term debt	$40,483
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
Significant Customers
Customers that each accounted for 10% or more of our total revenues were as follows:

	Percentage of Total Revenues for the
	Three Months Ended March 31,
	2026	2025
Customer A	44%	15%
Customer B	20%	*
Customer C	*	17%
Customer D	*	34%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented were as follows:

	Percentage of Accounts Receivables as of
	March 31, 2026	December 31, 2025
Customer B	44%	40%
Customer C	13%	*
Customer E	10%	*
Customer F	*	14%
Customer G	*	13%
* Percentage was less than 10%
Identifiable long-lived assets by location were as follows (in thousands):

	March 31, 2026	December 31, 2025
United States	$42,167	$43,575

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 11, 2026 (the “Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A: “Risk Factors” of our Annual Report, and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues:
Product revenue	$7,191	$6,059	$1,132	19%
Research and development revenue	8,057	1,484	6,573	443%
Total revenues	15,248	7,543	7,705	102%
Costs and operating expenses:
Cost of product revenue	2,064	2,732	(668)	(24)%
Research and development	11,448	12,942	(1,494)	(12)%
Selling, general and administrative	9,779	12,355	(2,576)	(21)%
Total costs and operating expenses	23,291	28,029	(4,738)	(17)%
Loss from operations	(8,043)	(20,486)	12,443	(61)%
Interest income	665	751	(86)	(11)%
Interest and other expense, net	(1,290)	(942)	(348)	37%
Loss before income taxes	(8,668)	(20,677)	12,009	(58)%
Provision for income taxes	(36)	(11)	(25)	227%
Net loss	$(8,704)	$(20,688)	$11,984	(58)%
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
Revenues are as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Product revenue	$7,191	$6,059	$1,132	19%
Research and development revenue	8,057	1,484	6,573	443%
Total revenues	$15,248	$7,543	$7,705	102%
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
Total revenues increased by $7.7 million to $15.2 million in the three months ended March 31, 2026 compared to the same period in 2025.

Product revenue increased by $1.1 million to $7.2 million in the three months ended March 31, 2026 compared to the same period in 2025, primarily due to variability in manufacturing schedules and timing in clinical trial progression of our customers, which impacted order volumes for our enzyme products.
Research and development revenue increased by $6.6 million to $8.1 million in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to the recognition of $6.3 million of deferred revenue related to our licensing agreement with Merck entered into during the fourth quarter of 2025 following the satisfaction of the remaining performance obligations, and $0.3 million revenue related to ECO Synthesis evaluation services.
Costs and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Cost of product revenue	$2,064	$2,732	$(668)	(24)%
Research and development	11,448	12,942	(1,494)	(12)%
Selling, general and administrative	9,779	12,355	(2,576)	(21)%
Total costs and operating expenses	$23,291	$28,029	$(4,738)	(17)%
Cost of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Product revenue	$7,191	$6,059	$1,132	19%
Cost of product revenue(1)	2,064	2,732	(668)	(24)%
Product gross profit	$5,127	$3,327	$1,800	54%
Product gross margin (%)(2)	71%	55%

(1) Cost of product revenue consists of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.
Cost of product revenue decreased by $0.7 million in the three months ended March 31, 2026, compared to the same period in 2025. Product gross margin was 71% in the three months ended March 31, 2026, compared to 55% in the corresponding period in 2025. The changes in cost of product revenue and product gross margins are primarily due to a shift in sales toward more profitable products, and declines in less profitable legacy products.
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
Research and development expenses decreased by $1.5 million in the three months ended March 31, 2026 compared to the same period in 2025 primarily due to $2.3 million in lower allocable costs, partially offset by $0.3 million increase in employee-related costs, $0.2 million increase from higher use of outside services, $0.1 million increase in lease and facilities costs, and $0.1 million increase in depreciation expense of facilities and laboratory equipment.

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
Selling, general and administrative expenses decreased by $2.6 million during the three months ended March 31, 2026, compared to the same period in 2025 primarily due to $3.1 million decrease in employee-related costs due to lower headcount, $0.3 million in lower consulting and outside services, $0.5 million in lower legal costs, $1.0 million in lower stock-based compensation expenses, partially offset by a $2.3 million increase in higher allocable costs.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest income	$665	$751	$(86)	(11)%
Interest and other expense, net	(1,290)	(942)	(348)	37%
Total other income (expense), net	$(625)	$(191)	$(434)	227%
Interest Income
Interest income slightly decreased by $0.1 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower short-term investments balance.
Interest and Other Expense, net
Interest and other expense, net increased by $0.3 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher interest related to long-term debt due to the funding of the second tranche of the Innovatus Loan in June 2025.
Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Provision for income taxes	$(36)	$(11)	$(25)	227%
The provision for income taxes for the three months ended March 31, 2026 was primarily due to income taxes imposed by foreign taxing authorities related to the ongoing liquidation of our Indian subsidiary. The provision for income taxes for the three months ended March 31, 2025 was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for the three months ended March 31, 2026 was $8.7 million, or a net loss per basic and diluted share of $0.10. This compared to a net loss of $20.7 million, or a net loss per basic and diluted share of $0.25, for the three months ended March 31, 2025. The decrease in net loss was primarily related to $7.7 million higher revenue and $4.7 million lower costs and operating expenses.
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
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$36,571	$50,793
Short-term investments	$28,569	$27,416
Working capital	$64,799	$71,499
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
Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of up to two tranches, of which the first tranche of $30.0 million was disbursed upon execution of the Loan Agreement and the second tranche of $10.0 million was funded in June 2025 upon achievement of certain milestones including certain pre-specified revenue thresholds. Both tranches were subject to payment of a facility fee equal to 1.00% of the amount of such term loan. The Term Loan carries an interest-only period of 36 months (with the possibility to extend up to 48 months upon achievement of certain pre-specified financial milestones) and will bear interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%. As of March 31, 2026, we were in compliance with all covenants of the Loan Agreement.
Sales Agreements

On May 2, 2024, we entered into the Cantor Sales Agreement with Cantor, under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the third quarter of 2024, and we received net proceeds of $29.7 million after Cantor’s commissions and direct offering expenses. In 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the second quarter of 2025, and we received $16.4 million in net proceeds after Cantor’s commissions and direct offering expenses. As of March 31, 2026, $26.4 million of shares remained available for sale under the Cantor Sales Agreement.
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
Cash Flows
The following is a summary of cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(13,150)	$(13,798)
Net cash provided by (used in) investing activities	(1,111)	11,769
Net cash provided by (used in) financing activities	(14)	1,085
Net decrease in cash, cash equivalents and restricted cash	$(14,275)	$(944)

Cash Flows from Operating Activities
The $0.6 million decrease in net cash used in operating activities for the three months ended March 31, 2026 as compared to the same period in 2025, was primarily due to smaller net operating loss driven by higher revenue and lower operating expenses, including decreased employee-related costs resulting from the reduction in force implemented in the fourth quarter of 2025, as well as lower spending on outside services.
Cash Flows from Investing Activities
The $12.9 million decrease in net cash provided by investing activities for the three months ended March 31, 2026 as compared to the same period in 2025, was primarily due to higher purchases of short-term investments and lower proceeds from maturities of short-term investments in the current period, partially offset by reduced capital expenditures.
Cash Flows from Financing Activities
The $1.1 million decrease in net cash provided by financing activities for the three months ended March 31, 2026 as compared to the same period in 2025, was primarily due to the absence of proceeds from employee stock option exercises in the current period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three months ended March 31, 2026 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report.
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $65.1 million as of March 31, 2026. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of March 31, 2026, the effect of a hypothetical 10% decrease in market interest rates would have a $0.2 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At March 31, 2026, $40 million in principal was outstanding under the Innovatus Loan, plus $1.4 million of accrued payment-in-kind interest added to principal. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the Closing Date. An immediate 10% increase in the prime interest rate would result in a $0.3 million impact on our results of operations over the next twelve months from March 31, 2026.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in Interest and other expense, net, a component in our condensed consolidated statements of operations and in the fair value of the assets in the condensed consolidated balance sheets. As of March 31, 2026, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency is minimal.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2026 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the first fiscal quarter ended March 31, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception, including losses of $44.0 million, $65.3 million, and $76.2 million, for the years ended December 31, 2025, 2024, and 2023, respectively, and $8.7 million and $20.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $615.5 million and $606.8 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharma biocatalysis business, increase sales of existing products and services, develop and commercialize our ECO Synthesis manufacturing platform, develop new products or services, or otherwise expand our business, whether through new or expanded collaborations or other products and services, our net losses may increase and we may never achieve profitability. In addition, some of our agreements, including the agreements with GlaxoSmithKline plc (“GSK”), Merck Sharp & Dohme (“Merck”), Novartis Pharma AG (“Novartis”), Nestlé Health Science (“Nestlé”), Aldevron LLC, Roche Sequencing Solutions, Inc., Crosswalk Therapeutics and Alphazyme LLC, provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies like our ECO Synthesis manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the three months ended March 31, 2026 and 2025, customers that each individually contributed 10% or more of our total revenue accounted for 64% and 66% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.
Some of our product supply agreements with customers, if in place, have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. Additionally, some customers order our products on a quote and purchase order basis under standard terms and conditions, with no guarantee of future orders. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the three months ended March 31, 2026, we derived a majority of our product revenue from these product supply agreements.

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
If we are unable to develop and commercialize new technologies and products for the pharmaceutical and life science tools markets, our business and prospects will be harmed.
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
As we continue to scale up our manufacturing processes to provide enzymatically synthesized, GMP-grade siRNA to customers, either directly or through a third-party CDMO partner, we may face manufacturing capacity constraints or higher-than-expected costs at our facilities. We currently do not manufacture GMP-grade products at any of our own facilities and are reliant on third-party CDMOs. Any delays in bringing our own facility online and meeting customer expectations may have an adverse impact on our relationship with such customer. Any failure of our third-party CDMO to meet expected delivery timelines would adversely affect our relationships with our customers, and potentially our financial condition and results of operations. There can be no assurance that revenue lost due to productivity issues or capacity constraints will be recovered on expected timeframes or at all. If we are unsuccessful in remedying any productivity issues at our facilities or those of our CDMO, if we are unable to recover revenue from unproduced batches when expected or at all, or if costs at our facilities are higher than expected, we may experience material and adverse impacts on our financial condition and results of operations.
We are dependent on a limited number of third-party contract manufacturers for large scale production of substantially all of our enzymes.
We manufacture our enzymes primarily in three locations: our in-house facility in Redwood City, California, and at two third-party contract manufacturing organizations (“CMOs”): Lactosan in Kapfenberg, Austria and ACS Dobfar S.p.A. (“ACSD”) (formerly known as DPhar S.p.A.) in Anagni, Italy. Generally, we perform smaller scale manufacturing in-house and outsource the larger scale manufacturing to these contract manufacturers. We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our pharmaceutical and life sciences businesses.

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
We currently have supply agreements in place with Lactosan and ACSD. In the absence of a supply agreement, a contract manufacturer will be under no obligation to manufacture our enzymes and could elect to discontinue their manufacture at any time. If we require additional manufacturing capacity and are unable to obtain it in sufficient quantity, we may not be able to increase our product sales, or we may be required to make substantial capital investments to build that capacity or to contract with other manufacturers on terms that may be less favorable than the terms we currently have with our suppliers. If we choose to build our own additional manufacturing facility, it could take several years or longer before our facility is able to produce commercial volumes of our enzymes. Any resources we expend on acquiring or building internal manufacturing capabilities could be at the expense of other potentially more profitable opportunities. In addition, if we contract with other manufacturers, we may experience delays of several months in qualifying them, which could harm our relationships with our customers or collaborators and could negatively affect our revenues or operating results.
Furthermore, as we currently, and may in the future, rely on foreign CMOs, such foreign CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. This and similar laws could have the potential to restrict the ability of biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by this or future legislation.
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

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technologies, products or services that are identical or similar to ours or that compete with ours. Patent, trademark, copyright and trade secret laws afford only limited protection for our technology, products and services. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt, to operate under the auspices of our intellectual property rights, or proprietary technology, products or services, or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology, services and products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our technology, products and services are covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. For example, we are aware of certain third-party intellectual property that does or may overlap with aspects of the Company’s technology. We cannot assure that our technology, products and/or services do not infringe, violate or misappropriate any patents or other intellectual property rights owned or controlled by others or that they will not in the future.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of March 31, 2026, we owned or controlled approximately 1,400 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of March 31, 2026, our patents and patent applications, if issued, have terms that expire between 2026 and approximately 2046. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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

Our business may require us to use and store proprietary information of our customers and business partners as well as personal information of our customers, employees, and business partners on our information technology systems. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require usernames and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. However, these security measures may be compromised as a result of security breaches by unauthorized persons, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information technology systems. For example, our employees have received “phishing” emails and phone calls attempting to induce them to divulge passwords and other sensitive information.
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
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of the directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”

ITEM 6.	EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Codexis, Inc. filed with the Secretary of State of the State of Delaware on April 27, 2010 and effective as of April 27, 2010 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 28, 2010).

3.2
Certificate of Designations of Series A Junior Participating Preferred Stock of Codexis, Inc., filed with the Secretary of State of the State of Delaware on September 4, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on September 4, 2012).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Codexis, Inc., filed with the Secretary of State of the State of Delaware on June 14, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2023).

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

10.1+	Form of Amended and Restated Change of Control Severance Agreement.

10.2+	Consulting Agreement by and between the Company and Dennis Wolf dated as of April 8, 2026.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language include: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Codexis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	May 7, 2026	By:	/s/ Alison Moore
Alison Moore President and Chief Executive Officer (principal executive officer)

Date:	May 7, 2026	By:	/s/ Georgia Erbez
Georgia Erbez Chief Financial Officer and Chief Business Officer (principal financial and accounting officer)