Form 10-Q
period 2026-06-30
CODEXIS, INC.
filed 2026-08-11
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2026, there were 109,505,765 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026

“Codexis,” the Codexis logo, ECO Synthesis, ecoRNA, CodeEvolver and other trademarks or service marks of Codexis, Inc., appearing in this Quarterly Report on Form 10-Q are the property of Codexis, Inc. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$27,172	$50,793
Restricted cash, current	422	478
Short-term investments	27,746	27,416
Financial assets:
Accounts receivable	6,545	8,757
Contract assets	4,340	492
Unbilled receivables	805	1,480
Total financial assets	11,690	10,729
Less: allowances	(43)	(43)
Total financial assets, net	11,647	10,686
Inventories	1,602	1,817
Prepaid expenses and other current assets	3,327	5,626
Total current assets	71,916	96,816
Restricted cash	1,612	1,612
Investment in non-marketable equity securities	2,498	2,498
Right-of-use assets - Operating leases, net	28,618	30,501
Property and equipment, net	11,907	13,024
Goodwill	2,463	2,463
Other non-current assets	1,041	883
Total assets	$120,055	$147,797
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,609	$1,554
Accrued compensation	6,324	11,042
Other accrued liabilities	3,365	2,768
Current portion of lease obligations - Operating leases	3,294	2,944
Current portion of long term debt	7,057	—
Deferred revenue	862	7,009
Total current liabilities	23,511	25,317
Deferred revenue, net of current portion	—	360
Long-term lease obligations - Operating leases	28,417	30,159
Long-term debt	33,819	40,105
Other long-term liabilities	1,350	1,327
Total liabilities	87,097	97,268
Commitments and Contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 91,388 shares and 90,478 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	660,451	657,292
Accumulated other comprehensive income (loss)	(13)	8
Accumulated deficit	(627,489)	(606,780)
Total stockholders' equity	32,958	50,529
Total liabilities and stockholders' equity	$120,055	$147,797

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenue	$13,218	$7,380	$20,409	$13,439
Research and development revenue	1,697	7,948	9,754	9,432
Total revenues	14,915	15,328	30,163	22,871
Costs and operating expenses:
Cost of product revenue	3,512	2,098	5,576	4,830
Research and development	11,705	13,775	23,153	26,717
Selling, general and administrative	10,927	12,317	20,706	24,672
Total costs and operating expenses	26,144	28,190	49,435	56,219
Loss from operations	(11,229)	(12,862)	(19,272)	(33,348)
Interest income	535	584	1,200	1,335
Interest and other expense, net	(1,301)	(984)	(2,591)	(1,926)
Loss before income taxes	(11,995)	(13,262)	(20,663)	(33,939)
Provision for income taxes	10	10	46	21
Net loss	$(12,005)	$(13,272)	$(20,709)	$(33,960)

Net loss per share, basic and diluted	$(0.13)	$(0.16)	$(0.23)	$(0.40)
Weighted average common stock shares used in computing net loss per share, basic and diluted	91,053	85,389	90,911	83,908
See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(12,005)	$(13,272)	$(20,709)	$(33,960)
Other comprehensive loss:
Unrealized loss on available-for-sale short-term investments, net of tax	(2)	(17)	(21)	(55)
Comprehensive loss	$(12,007)	$(13,289)	$(20,730)	$(34,015)

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2026	Shares	Amount
Balance as of April 1, 2026	90,894	$9	$658,720	$(11)	$(615,484)	$43,234
Issuance of common stock upon release of stock awards	397	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	97	—	148	—	—	148
Stock-based compensation	—	—	1,583	—	—	1,583
Net loss	—	—	—	—	(12,005)	(12,005)
Other comprehensive loss	—	—	—	(2)	—	(2)
Balance as of June 30, 2026	91,388	$9	$660,451	$(13)	$(627,489)	$32,958

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended June 30, 2025	Shares	Amount
Balance as of April 1, 2025	82,841	$8	$633,101	$14	$(583,494)	$49,629
Issuance of common stock upon release of stock awards	17	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	151	—	317	—	—	317
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $826	7,245	1	16,441	—	—	16,442
Stock-based compensation	—	—	2,532	—	—	2,532
Net loss	—	—	—	—	(13,272)	(13,272)
Other comprehensive loss	—	—	—	(17)	—	(17)
Balance as of June 30, 2025	90,254	$9	$652,391	$(3)	$(596,766)	$55,631

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2026	Shares	Amount
Balance as of January 1, 2026	90,478	$9	$657,292	$8	$(606,780)	$50,529
Issuance of common stock upon release of stock awards	813	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	97	—	148	—	—	148
Stock-based compensation	—	—	3,011	—	—	3,011
Net loss	—	—	—	—	(20,709)	(20,709)
Other comprehensive loss	—	—	—	(21)	—	(21)
Balance as of June 30, 2026	91,388	$9	$660,451	$(13)	$(627,489)	$32,958

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Income) Loss	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended June 30, 2025	Shares	Amount
Balance as of January 1, 2025	81,850	$8	$629,673	$52	$(562,806)	$66,927
Issuance of common stock upon exercise of stock options	339	—	1,049	—	—	1,049
Issuance of common stock upon release of stock awards	669	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	151	—	317	—	—	317
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $826	7,245	1	16,441	—	—	16,442
Stock-based compensation	—	—	4,911	—	—	4,911
Net loss	—	—	—	—	(33,960)	(33,960)
Other comprehensive loss	—	—	—	(55)	—	(55)
Balance as of June 30, 2025	90,254	$9	$652,391	$(3)	$(596,766)	$55,631

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(20,709)	$(33,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,496	2,535
Reduction in the carrying amount of right-of-use assets	1,882	1,440
Stock-based compensation	3,011	4,911
Provision (recovery) for credit losses	—	(113)
Non-cash interest expense	774	572
Amortization of discount on short-term investments	(473)	(597)
Changes in operating assets and liabilities:
Financial assets	(1,273)	2,640
Inventories	215	(146)
Prepaid expenses and other assets	2,405	405
Accounts payable	1,049	(1,398)
Accrued compensation and other accrued liabilities	(3,944)	(6,278)
Other long-term liabilities	(1,719)	(1,526)
Deferred revenue	(6,507)	(250)
Net cash used in operating activities	(22,793)	(31,765)
Investing activities:
Purchase of property and equipment	(1,074)	(3,769)
Proceeds from sale of property and equipment	15	4
Purchases of short-term investments	(32,967)	(24,183)
Proceeds from maturity of short-term investments	33,090	39,350
Net cash (used in) provided by investing activities	(936)	11,402
Financing activities:
Proceeds from exercises of stock options	—	1,098
Proceeds from issuance of stock under employee stock purchase plan	148	317
Proceeds from issuance of common stock in connection with equity sales agreements	—	17,268
Costs incurred in connection with equity sales agreements	(96)	(718)
Proceeds from long-term debt	—	9,897
Payment of debt issuance costs	—	(3)
Net cash provided by financing activities	52	27,859
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,677)	7,496
Cash, cash equivalents and restricted cash at the beginning of the period	52,883	20,829
Cash, cash equivalents and restricted cash at the end of the period	$29,206	$28,325

Supplemental disclosure of cash flow information:
Interest paid	$1,498	$1,340
Income taxes paid	$36	$—
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$240	$48

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of June 30, 2026 and 2025 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2026	2025
Cash and cash equivalents	$27,172	$26,761
Restricted cash, current and non-current	2,034	1,564
Total cash, cash equivalents and restricted cash	$29,206	$28,325

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Description of Business
In these notes to the unaudited condensed consolidated financial statements, the “Company,” “we,” “us,” and “our” refer to Codexis, Inc. and its subsidiaries on a consolidated basis.
We discover, develop, enhance, and commercialize novel, high performance enzymes and other classes of proteins leveraging our proprietary CodeEvolver directed evolution technology platform.
We also offer an enzymatic alternative to solid-phase oligonucleotide synthesis using our ECO Synthesis manufacturing platform for fragment or full-length sequential synthesis of siRNA therapeutics.
The Company's operations are managed and reported to the Chief Executive Officer (“CEO”), our chief operating decision maker (“CODM”), on a consolidated basis as one reportable segment.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but do not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2025.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of June 30, 2026 and results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Accounting Pronouncements
Aside from the recently issued accounting pronouncements not yet adopted and described below, there were no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2026, that are of significance or potential significance to us.

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
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in the ASU are intended to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, as announced by the SEC. For each amended topic in the ASC, the effective date is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. For all entities, if by June 30, 2027 the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entity. Early adoption is prohibited. We are currently monitoring SEC rulemaking activity and evaluating the potential effects of this standard on our consolidated financial statements and related disclosures.
Note 3. Revenue Recognition
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers by geographic regions. The geographic regions that are tracked are the Americas (United States, Canada, and Latin America), EMEA (Europe, Middle East, and Africa), and APAC (Australia, New Zealand, Southeast Asia, and China).
Disaggregated information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Primary geographical markets:
APAC	$11,742	$6,580	$17,071	$8,116
Americas	1,722	6,352	9,582	8,440
EMEA	1,451	2,396	3,510	6,315
Total revenues	$14,915	$15,328	$30,163	$22,871

Contract Balances
The following table presents balances of unbilled receivables, contract assets, and contract liabilities (in thousands):

	June 30, 2026	December 31, 2025
Unbilled receivables	$1,378	$1,741
Contract assets	$4,340	$492
Contract liabilities: deferred revenue	$862	$7,369
We had no asset impairment charges related to financial assets in the three and six months ended June 30, 2026 and 2025.
As of June 30, 2026, we have $0.8 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.6 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets. As of December 31, 2025, we had $1.5 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.3 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets.

We recognized the following revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue recognized in the period for:	2026	2025	2026	2025
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$252	$140	$6,603	$250
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	—	(400)	(219)	(13)
Revenue recognized on performance obligations previously completed upon the customer achieving a milestone	—	4,700	—	4,700
Performance obligations satisfied from new activities in the period - contract revenue	14,663	10,888	23,779	17,934
Total revenues	$14,915	$15,328	$30,163	$22,871
Performance Obligations
As of June 30, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods was $0.9 million. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised, and partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of June 30, 2026.
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
The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares issuable under the Equity Incentive Plan and ESPP(1)	14,894	13,516	14,894	13,516
Warrants(2)	424	424	424	424
Total potentially dilutive securities	15,318	13,940	15,318	13,940

(1) Included anti-dilutive potential common shares issuable under the ESPP of 363,389 shares for each of the three and six months ended June 30, 2026 and 688,219 shares for each of the three and six months ended June 30, 2025 (actual shares).
(2) Pertains to the warrants issued in connection with the Innovatus Loan. For additional information, see Note 11, “Debt.”

Note 5. Investments in Non-Marketable Securities
Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held companies without readily determinable market value and primarily relate to our investments in seqWell Inc. (“seqWell”) and other investments in non-marketable equity securities. These investments are accounted for under the measurement alternative and are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are measured at fair value on a non-recurring basis and classified within Level 2 in the fair value hierarchy when we estimate the fair value of these investments using the observable transaction price paid by third party investors for the same or similar security of the same issuer. The fair value of non-marketable equity securities is classified within Level 3 when we estimate fair value using unobservable inputs such as when we remeasure due to impairment and we use discount rates, market data of comparable companies, and rights and obligations of the securities the Company holds, among others. We adjust the carrying value of non-marketable equity securities which have been remeasured during the period and recognize resulting gains or losses as a component of interest and other expense, net in the unaudited condensed consolidated statements of operations.
There was no remeasurement event for our investments in non-marketable equity securities that occurred during the three and six months ended June 30, 2026 and 2025. We recognized no realized gains or losses during the three and six months ended June 30, 2026 and 2025.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	June 30, 2026	December 31, 2025
seqWell	$2,416	$2,416
Other investments in non-marketable equity securities	82	82
Total non-marketable equity securities	$2,498	$2,498

Note 6. Fair Value Measurement
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$6,228	$—	$—	$6,228	$6,228	$—
Level 1:
Money market funds	7,979	—	—	7,979	7,979	—
Level 2(1):
Commercial paper	21,419	—	(1)	21,418	12,965	8,453
Corporate debt	1,491	—	(1)	1,490	—	1,490
U.S. treasury securities	17,814	—	(11)	17,803	—	17,803
Subtotal	40,724	—	(13)	40,711	12,965	27,746
Total	$54,931	$—	$(13)	$54,918	$27,172	$27,746

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$30,648	$—	$—	$30,648	$30,648	$—
Level 1:
Money market funds	17,156	—	—	17,156	17,156	—
Level 2(1):
Commercial paper	13,035	2	—	13,037	2,989	10,048
Corporate debt	499	—	—	499	—	499
U.S. treasury securities	16,863	6	—	16,869	—	16,869
Subtotal	30,397	8	—	30,405	2,989	27,416
Total	$78,201	$8	$—	$78,209	$50,793	$27,416
(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments uses inputs that are either directly or indirectly observable for the asset through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of June 30, 2026 and December 31, 2025, the contractual maturity of all investments held was less than one year.
During the three and six months ended June 30, 2026 and 2025, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.
Note 7. Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	1,602	1,817
Total inventories	$1,602	$1,817

Prepaid expenses and other current assets
As of June 30, 2026, prepaid expenses and other current assets consisted of prepaid expenses of $2.9 million and other current assets of $0.5 million. As of December 31, 2025, prepaid expenses and other current assets consisted of prepaid expenses of $5.2 million and other current assets of $0.5 million.
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$38,446	$38,943
Leasehold improvements	15,510	15,229
Computer equipment and software	2,577	2,556
Office equipment and furniture	1,188	1,133
Construction in progress	1,061	405
Property and equipment	58,782	58,266
Less: accumulated depreciation and amortization	(46,875)	(45,242)
Property and equipment, net	$11,907	$13,024

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,087	$1,181	$2,225	$2,127
Selling, general and administrative	111	121	221	333
Total depreciation expense	$1,198	$1,302	$2,446	$2,460
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued purchases	$1,590	$938
Accrued professional and outside service fees	1,653	1,384
Other	122	446
Total other accrued liabilities	$3,365	$2,768

Note 8. Stock-based Compensation
Employee Stock Purchase Plan

During each of the three and six months ended June 30, 2026, 96,758 shares of our common stock were purchased under the ESPP, and during each of the three and six months ended June 30, 2025, 151,490 shares of our common stock were purchased under the ESPP. No shares were purchased during the first quarter of 2026 and 2025. As of June 30, 2026, 1,362,508 shares of common stock were available for future issuance under the ESPP. We recognized $0.1 million and $0.2 million of stock-based compensation expenses related to the ESPP for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $0.4 million and is expected to be recognized over the remaining offering period.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of product revenue	$39	$57	$109	$118
Research and development	628	724	1,114	1,389
Selling, general and administrative	916	1,751	1,788	3,404
Total	$1,583	$2,532	$3,011	$4,911
The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$894	$1,478	$1,636	$2,833
Restricted stock units (“RSUs”) and RSAs	575	936	1,193	1,855
ESPP	114	118	182	223
Total	$1,583	$2,532	$3,011	$4,911
As of June 30, 2026, unrecognized stock-based compensation expense, net of expected forfeitures, was $7.8 million related to unvested stock options and $1.8 million related to unvested RSUs. Stock-based compensation expense for these awards will be recognized through 2030.

Note 9. Capital Stock
Exercise of Options
For the six months ended June 30, 2026, there were no options exercised. For the six months ended June 30, 2025, we issued 339,142 shares upon option exercises at a weighted-average exercise price of $3.09 per share, with net cash proceeds of $1.0 million.
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
During the six months ended June 30, 2026, no shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement. As of June 30, 2026, $26.4 million remained available for sale under the Cantor Sales Agreement.
Note 10. Commitments and Contingencies
Lease and other information
The Company has entered into operating leases primarily for office and laboratory space. Lease cost amounts included in the measurement of lease obligations and other information related to non-cancellable operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost(1)	$1,495	$1,242	$2,990	$2,485
(1) The Company had no variable lease costs.

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	6.6
Weighted-average discount rate	6.9%

	Six Months Ended June 30,
Cash paid (in thousands):	2026	2025
Operating cash flows from operating leases	$2,501	$2,428

As of June 30, 2026, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2026 (remaining 6 months)	$2,609
2027	5,222
2028	6,604
2029	6,605
2030	7,020
Thereafter	11,156
Total minimum lease payments	39,216
Less: imputed interest	(7,505)
Lease obligations	$31,711

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets (in thousands):
Current portion of lease obligations - Operating leases	$3,294
Long-term lease obligations - Operating leases	28,417
Total operating lease liabilities	$31,711

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
The Innovatus Loan contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and net product revenue. The Innovatus Loan is secured by perfected first priority liens on the Company's assets, and the Loan Agreement includes a negative pledge by the Company which prohibits the Company from permitting liens to be placed upon the Company's intellectual property in favor of any party other than Innovatus.
In connection with the funding of the first tranche of the Innovatus Loan in February 2024, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million during the first quarter of 2024. Additionally, in connection with the funding of the second tranche of the Innovatus Loan in June 2025, we recorded a debt discount of $0.1 million during the second quarter of 2025. The discount and issuance costs will be amortized over the life of the Innovatus Loan. Interest expense for the Innovatus Loan for the three and six months ended June 30, 2026 was $1.3 million and $2.6 million, respectively, and for the three and six months ended June 30, 2025 was $1.0 million and $1.9 million, respectively. This is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given the interest rate is based on the current prime rate. The effective interest rate for the Innovatus Loan was 12.7% as of June 30, 2026.
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
The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at June 30, 2026 (in thousands):

June 30, 2026
Face value of debt	$40,000
Add: payment in-kind interest	1,598
Add: amortized exit fee	467
Less: unamortized debt discount	(827)
Less: unamortized debt issuance cost	(362)
Total debt	40,876
Current portion of long term debt	(7,057)
Long term debt	$33,819

The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2026 (remaining 6 months)	$—
2027	17,566
2028	21,080
2029	3,513
Total principal payments	42,159
Add: amortized exit fee	467
Less: uncapitalized payment in-kind interest	(561)
Less: unamortized debt discount	(827)
Less: unamortized debt issuance cost	(362)
Total debt	$40,876
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
Significant Customers

	Percentage of Total Revenues for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	31%	*	26%	*
Customer B	21%	*	11%	*
Customer C	*	19%	23%	18%
Customer F	*	21%	*	14%
Customer G	*	12%	*	*
Customer H	*	10%	*	*
Customer I	*	*	*	11%
* Percentage was less than 10%
Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented were as follows:

	Percentage of Accounts Receivables as of
	June 30, 2026	December 31, 2025
Customer B	28%	*
Customer D	24%	*
Customer A	17%	40%
Customer E	14%	*
Customer J	*	14%
Customer K	*	13%
* Percentage was less than 10%

Identifiable long-lived assets by location were as follows (in thousands):

	June 30, 2026	December 31, 2025
United States	$40,525	$43,575
Note 13. Subsequent Event
On July 23, 2026, we entered into an underwriting agreement for an underwritten public offering of 16,666,667 shares of our common stock at a public offering price of $1.50 per share, less underwriting discounts and commissions. The underwriters were granted a 30-day option to purchase up to an additional 2,500,000 shares.
The offering closed on July 27, 2026, and we received net proceeds of approximately $23.1 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. On July 29, 2026, the underwriters partially exercised their option and purchased an additional 1,333,333 shares of common stock at the public offering price of $1.50 per share, less underwriting discounts and commissions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 11, 2026 (the “Annual Report”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, expectations regarding our strategy, business plans, financial performance and developments relating to our industry. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and Part I, Item 1A: “Risk Factors” of our Annual Report, and elsewhere in this report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

At the end of 2024, we completed the build out of our ECO Synthesis Innovation Lab, a facility where our ECO Synthesis manufacturing platform is deployed to synthesize gram-scale quantities of a customer’s desired siRNA construct suitable for pre-clinical testing. In addition, the infrastructure allows us to provide process development, analytical method development and other manufacturing process optimization which is required to enable the siRNA to proceed to clinical-stage manufacturing and testing. In 2025, we successfully manufactured non-good manufacturing practice (“GMP”)-grade siRNA drug substance for customers in our Innovation Lab under development services contracts. We also entered into partnerships with three large-scale contract development and manufacturing organizations (“CDMOs”) to evaluate our ECO platform of enzymatic tools and processes to ultimately synthesize GMP-grade siRNA drug substance for our customers. Under each of these agreements, we have conducted technology transfer to several partners in 2026 for further evaluation of the technology. We believe these relationships to be a vital extension of our strategy to be a technology solutions provider for our customers. Through these arrangements, our customers will have access to proven, large-scale commercial manufacturers who are familiar with our process, who can then offer a seamless manufacturing scale-up of our customers’products. We expect to expand our enzymatic tools and process offerings as we further enhance the ECO Synthesis platform to address the overall market needs for scalable and sustainable RNAi manufacturing.
In November 2025, we signed a lease for a 34,000-square-foot GMP manufacturing facility in Hayward, California, which we refer to as our ECO GMP Manufacturing Center. The multi-purpose facility is designed to expand our internal capabilities into GMP manufacturing of siRNA and other oligonucleotides using our ECO Synthesis manufacturing platform, and its flexible design is also intended to support production of purified enzymes used in the ECO Synthesis process. We applied for a building permit during the second quarter of 2026 and expect to commence retrofit construction during the second half of 2026. We expect the facility to support customers’ early clinical trial supply requirements. Our CDMO partnerships and the ECO GMP Manufacturing Center are complementary elements of our strategy: the ECO GMP Manufacturing Center is intended to serve early clinical-stage supply, while our CDMO partners are intended to provide large-scale commercial manufacturing capacity.
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

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues:
Product revenue	$13,218	$7,380	$5,838	79%	$20,409	$13,439	$6,970	52%
Research and development revenue	1,697	7,948	(6,251)	(79)%	9,754	9,432	322	3%
Total revenues	14,915	15,328	(413)	(3)%	30,163	22,871	7,292	32%
Costs and operating expenses:
Cost of product revenue	3,512	2,098	1,414	67%	5,576	4,830	746	15%
Research and development	11,705	13,775	(2,070)	(15)%	23,153	26,717	(3,564)	(13)%
Selling, general and administrative	10,927	12,317	(1,390)	(11)%	20,706	24,672	(3,966)	(16)%
Total costs and operating expenses	26,144	28,190	(2,046)	(7)%	49,435	56,219	(6,784)	(12)%
Loss from operations	(11,229)	(12,862)	1,633	(13)%	(19,272)	(33,348)	14,076	(42)%
Interest income	535	584	(49)	(8)%	1,200	1,335	(135)	(10)%
Interest and other expense, net	(1,301)	(984)	(317)	32%	(2,591)	(1,926)	(665)	35%
Loss before income taxes	(11,995)	(13,262)	1,267	(10)%	(20,663)	(33,939)	13,276	(39)%
Provision for income taxes	10	10	—	—%	46	21	25	119%
Net loss	$(12,005)	$(13,272)	$1,267	(10)%	$(20,709)	$(33,960)	$13,251	(39)%
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
Revenues are as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Product revenue	$13,218	$7,380	$5,838	79%	$20,409	$13,439	$6,970	52%
Research and development revenue	1,697	7,948	(6,251)	(79)%	9,754	9,432	322	3%
Total revenues	$14,915	$15,328	$(413)	(3)%	$30,163	$22,871	$7,292	32%
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

Total revenues decreased by $0.4 million to $14.9 million in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to lower research and development revenue partially offset by higher product revenue in the current period. Total revenues increased by $7.3 million to $30.2 million in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher product revenue.
Product revenue increased by $5.8 million to $13.2 million in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to $1.7 million higher sales of enzymes used in commercial pharmaceutical manufacturing and $4.1 million higher sales of enzymes for use in clinical-stage manufacturing and process development activities. Product revenue increased by $7.0 million to $20.4 million in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to $1.8 million higher sales of enzymes used in commercial pharmaceutical manufacturing and $5.2 million higher sales of enzymes for use in clinical-stage manufacturing and process development activities. Our product revenue fluctuates from period to period due to variability in our customers’ manufacturing schedules and the timing of their clinical trial progression and receipt of their product approvals, which affects order volumes for our enzyme products.
Research and development revenue decreased by $6.3 million to $1.7 million in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to the recognition of $4.7 million of milestone revenue from legacy collaboration agreements and $2.5 million of revenue from a licensing agreement in the second quarter of 2025 that did not reoccur in the current period. The decrease was partially offset by $0.9 million in higher revenue from existing and legacy agreements in the current period. Research and development revenue increased by $0.3 million to $9.8 million in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to the recognition of $6.3 million of license revenue previously recorded as deferred revenue as of December 31, 2025, $0.7 million of revenue recognized related to ECO Synthesis evaluation services, and $1.0 million of higher revenue from existing and legacy agreements. The increase was partially offset by the non-recurrence of $4.7 million of milestone revenue and $3.0 million of licensing revenue recognized in 2025.
Costs and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Cost of product revenue	$3,512	$2,098	$1,414	67%	$5,576	$4,830	$746	15%
Research and development	11,705	13,775	(2,070)	(15)%	23,153	26,717	(3,564)	(13)%
Selling, general and administrative	10,927	12,317	(1,390)	(11)%	20,706	24,672	(3,966)	(16)%
Total costs and operating expenses	$26,144	$28,190	$(2,046)	(7)%	$49,435	$56,219	$(6,784)	(12)%
Cost of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Product revenue	$13,218	$7,380	$5,838	79%	$20,409	$13,439	$6,970	52%
Cost of product revenue(1)	3,512	2,098	1,414	67%	5,576	4,830	746	15%
Product gross profit	$9,706	$5,282	$4,424	84%	$14,833	$8,609	$6,224	72%
Product gross margin (%)(2)	73%	72%			73%	64%

(1) Cost of product revenue consists of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.

Cost of product revenue increased by $1.4 million and $0.7 million in the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. Product gross margin was 73% and 73% in the three and six months ended June 30, 2026, respectively, compared to 72% and 64% in the corresponding period in 2025. The changes in cost of product revenue and product gross margins are primarily due to a shift in sales toward more profitable products, and declines in less profitable legacy products.
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
Research and development expenses decreased by $2.1 million in the three months ended June 30, 2026 compared to the same period in 2025 primarily due to $1.6 million decrease in employee-related costs due to lower headcount, $0.3 million decrease from lower use of outside services, $0.3 million in lower lab supplies, $0.1 million decrease in depreciation expense, and $0.1 million decrease in stock-based compensation expense, partially offset by $0.2 million in higher allocable costs. The decrease in research and development expenses of $3.6 million in the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to $3.0 million decrease in employee-related costs, $0.3 million in lower consulting and outside services, $0.3 million decrease in stock-based compensation expense, and $0.2 million in lower lab supplies, partially offset by $0.2 million in higher allocable costs.
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
Selling, general and administrative expenses decreased by $1.4 million during the three months ended June 30, 2026, compared to the same period in 2025 primarily due to $0.8 million in lower stock-based compensation expenses, $0.6 million decrease in employee-related costs due to lower headcount, $0.2 million decrease in allocable costs and $0.1 million in lower consulting and outside services, partially offset by $0.2 million increase in facilities associated costs. The decrease in selling, general and administrative expenses of $4.0 million during the six months ended June 30, 2026 as compared to the same period in 2025, was primarily due to $2.0 million in lower employee-related costs, $1.6 million decrease in stock-based compensation expense, $0.5 million in lower legal costs, $0.2 million decrease in consulting and outside services and $0.2 million in lower allocable costs, partially offset by a $0.4 million increase in facilities associated costs.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest income	$535	$584	$(49)	(8)%	$1,200	$1,335	$(135)	(10)%
Interest and other expense, net	(1,301)	(984)	(317)	32%	(2,591)	(1,926)	(665)	35%
Total other income (expense), net	$(766)	$(400)	$(366)	92%	$(1,391)	$(591)	$(800)	135%
Interest Income
Interest income remained relatively consistent during the three and six months ended June 30, 2026, compared to the same period in 2025, reflecting comparable average balances of cash, cash equivalents and short-term investments.
Interest and Other Expense, net
Interest and other expense, net increased by $0.3 million and $0.7 million in the three and six months ended June 30, 2026, respectively, compared to the same period in 2025, primarily due to higher interest related to long-term debt due to the funding of the second tranche of the Innovatus Loan in June 2025.

Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Provision for income taxes	$10	$10	$—	—%	$46	$21	$25	119%
The provision for income taxes for the three and six months ended June 30, 2026 was primarily due to income taxes imposed by foreign taxing authorities related to the ongoing liquidation of our Indian subsidiary and accrual of interest and penalties on historic uncertain tax positions. The provision for income taxes for the three and six months ended June 30, 2025 was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for the three months ended June 30, 2026 was $12.0 million, or a net loss per basic and diluted share of $0.13. This compared to a net loss of $13.3 million, or a net loss per basic and diluted share of $0.16, for the three months ended June 30, 2025. The decrease in net loss was primarily related to $2.0 million lower costs and operating expenses in 2026.
Net loss for the six months ended June 30, 2026 was $20.7 million, or a net loss per basic and diluted share of $0.23. This compared to a net loss of $34.0 million, or a net loss per basic and diluted share of $0.40, for the six months ended June 30, 2025. The decrease in net loss was primarily related to higher revenue and lower costs and operating expenses in 2026.
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
Our primary uses of capital for the foreseeable future, including the next 12 months, are for compensation and related expenses, research and development expenses including manufacturing costs, laboratory and related supplies, legal and other outside services, general overhead costs, and capital expenditures associated with our planned facility buildout and related equipment purchases.
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$27,172	$50,793
Short-term investments	$27,746	$27,416
Working capital	$48,405	$71,499
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

We have historically experienced negative cash flows from operations as we continue to invest in key technology development projects and improvements to our CodeEvolver technology platform, develop and commercialize new and existing products including our ECO Synthesis manufacturing platform and expand our business development and collaboration with new customers. Our cash flows from operations will continue to be affected principally by product sales and product gross margins, sales from licensing our technology to major pharmaceutical companies, and collaborative research and development services provided to customers, as well as our headcount costs. Our primary source of cash flows from operating activities is cash receipts from our customers for purchases of products, collaborative research and development services, and licensing our technology to major pharmaceutical companies. Our largest uses of cash from operating activities are for employee-related expenditures, rent payments, inventory purchases to support our product sales and non-payroll research and development costs. In addition, we expect capital expenditures to increase as we continue investments in our new manufacturing facility, including facility improvements and equipment purchases necessary to support future operations.
Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of up to two tranches, of which the first tranche of $30.0 million was disbursed upon execution of the Loan Agreement and the second tranche of $10.0 million was funded in June 2025 upon achievement of certain milestones including certain pre-specified revenue thresholds. Both tranches were subject to payment of a facility fee equal to 1.00% of the amount of such term loan. The Term Loan carries an interest-only period of 36 months (with the possibility to extend up to 48 months upon achievement of certain pre-specified financial milestones) and will bear interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%. As of June 30, 2026, we were in compliance with all covenants of the Loan Agreement.
Sales Agreements

On May 2, 2024, we entered into the Cantor Sales Agreement with Cantor, under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the third quarter of 2024, and we received net proceeds of $29.7 million after Cantor’s commissions and direct offering expenses. In 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the second quarter of 2025, and we received $16.4 million in net proceeds after Cantor’s commissions and direct offering expenses. As of June 30, 2026, $26.4 million remained available for sale under the Cantor Sales Agreement.
Sales of our common stock under the Cantor Sales Agreement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
Public Offering
On July 23, 2026, we entered into an underwriting agreement for an underwritten public offering of 16,666,667 shares of our common stock at a public offering price of $1.50 per share, less underwriting discounts and commissions. The underwriters were granted a 30-day option to purchase up to an additional 2,500,000 shares.
The offering closed on July 27, 2026, and we received net proceeds of approximately $23.1 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. On July 29, 2026, the underwriters partially exercised their option and purchased an additional 1,333,333 shares of common stock at the public offering price of $1.50 per share, less underwriting discounts and commissions.

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
Cash Flows
The following is a summary of cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(22,793)	$(31,765)
Net cash (used in) provided by investing activities	(936)	11,402
Net cash provided by financing activities	52	27,859
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,677)	$7,496

Cash Flows from Operating Activities
The $9.0 million decrease in net cash used in operating activities for the six months ended June 30, 2026 as compared to the same period in 2025, was primarily due to smaller net operating loss driven by higher revenue and lower operating expenses, including decreased employee-related costs resulting from the reduction in force implemented in the fourth quarter of 2025, as well as lower spending on outside services.
Cash Flows from Investing Activities
The $12.3 million decrease in net cash provided by investing activities for the six months ended June 30, 2026 as compared to the same period in 2025, was primarily due to higher purchases of short-term investments and lower proceeds from maturities of short-term investments in the current period, partially offset by reduced capital expenditures.
Cash Flows from Financing Activities
The $27.8 million decrease in net cash provided by financing activities for the six months ended June 30, 2026 as compared to the same period in 2025, was primarily due to the absence of proceeds from issuance of common stock in connection with an equity sales agreement and proceeds from long term debt in the current period.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and six months ended June 30, 2026 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report.
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $54.9 million as of June 30, 2026. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of June 30, 2026, the effect of a hypothetical 10% decrease in market interest rates would have a $0.2 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At June 30, 2026, $40.0 million in principal was outstanding under the Innovatus Loan, plus $1.6 million of accrued payment-in-kind interest added to principal. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the Closing Date. An immediate 10% increase in the prime interest rate would result in a $0.3 million impact on our results of operations over the next twelve months from June 30, 2026.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in Interest and other expense, net, a component in our condensed consolidated statements of operations and in the fair value of the assets in the condensed consolidated balance sheets. As of June 30, 2026, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency is minimal.

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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2026 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the second fiscal quarter ended June 30, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception, including net losses of $44.0 million, $65.3 million, and $76.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, and $20.7 million and $34.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $627.5 million and $606.8 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharma biocatalysis business, increase sales of existing products and services, develop and commercialize our ECO Synthesis manufacturing platform, develop new products or services, or otherwise expand our business, our net losses may increase and we may never achieve profitability. This includes our ability to expand our business through new or expanded collaborations or other products and services. In addition, some of our agreements, including the agreements with GlaxoSmithKline plc (“GSK”), Merck Sharp & Dohme (“Merck”), Novartis Pharma AG (“Novartis”), Nestlé Health Science (“Nestlé”), Aldevron LLC, Roche Sequencing Solutions, Inc., Crosswalk Therapeutics and Alphazyme LLC, provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies such as our ECO Synthesis manufacturing platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We expect to continue to incur significant operating expenses and net losses for the foreseeable future as we develop and commercialize our ECO Synthesis manufacturing platform and expand our commercial activities. Our results have fluctuated significantly from period to period and we expect that they will continue to do so, and results in any single quarter, including any quarter in which we report net income, are not necessarily indicative of results for any future period or for a full year. While we believe that our existing cash and cash equivalents, combined with our future expectations for product revenues, research and development revenue, and expense management, will provide adequate funds for planned ongoing operations, capital expenditures and working capital requirements for at least the next 12 months, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our capital resources sooner than we expect. We may need additional capital if our current plans and assumptions change, and we may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If future financings involve the issuance of equity securities, our existing stockholders would be diluted.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the six months ended June 30, 2026 and 2025, customers that each individually contributed 10% or more of our total revenue accounted for 60% and 43% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

Some of our product supply agreements with customers, if in place, have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. Additionally, some customers order our products on a quote and purchase order basis under standard terms and conditions, with no guarantee of future orders. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the three and six months ended June 30, 2026, we derived a majority of our product revenue from these product supply agreements.
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
As we continue to scale up our manufacturing processes with the objective of providing enzymatically synthesized, GMP-grade siRNA to customers, either directly or through a third-party CDMO partner, we may face manufacturing capacity constraints or higher-than-expected costs at our facilities. We currently do not manufacture GMP-grade products at any of our own facilities and are reliant on third-party CDMOs. Any delays in bringing our own facility online and meeting customer expectations may have an adverse impact on our relationship with such customer. Any failure of our third-party CDMO to meet expected delivery timelines would adversely affect our relationships with our customers, and potentially our financial condition and results of operations. There can be no assurance that revenue lost due to productivity issues or capacity constraints will be recovered on expected timeframes or at all. If we are unsuccessful in remedying any productivity issues at our facilities or those of our CDMO, if we are unable to recover revenue from unproduced batches when expected or at all, or if costs at our facilities are higher than expected, we may experience material and adverse impacts on our financial condition and results of operations.

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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of June 30, 2026, we owned or controlled approximately 1,300 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of June 30, 2026, our patents and patent applications, if issued, have terms that expire between 2026 and approximately 2046. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Concerns about inflation, energy costs, geopolitical issues, the United States mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumers’ confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions.
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
Rule 10b5-1 Trading Arrangements
On June 16, 2026, Stefan Lutz, Ph.D., our Chief Technology Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the potential sale of up to 16,928 shares of the Company’s common stock, together with any shares remaining unsold under a prior Rule 10b5-1 trading arrangement adopted on September 15, 2025, covering up to 39,750 shares. The trading plan will terminate on September 15, 2027, subject to early termination for certain specified events set forth in the plan.
During the three months ended June 30, 2026, none of the directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language include: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

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

Codexis, Inc.

Date:	August 11, 2026	By:	/s/ Alison Moore
Alison Moore President and Chief Executive Officer (principal executive officer)

Date:	August 11, 2026	By:	/s/ Georgia Erbez
Georgia Erbez Chief Financial Officer and Chief Business Officer (principal financial and accounting officer)