Form 10-Q
period 2026-09-30
CODEXIS, INC.
filed 2026-11-12
CIK 1200375

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2026, there were 109,597,529 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

Codexis, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026

“Codexis,” the Codexis logo, ECO Synthesis, ecoRNA, CodeEvolver, FragLink, StereoSelect and other trademarks or service marks of Codexis, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Codexis, Inc. This Quarterly Report on Form 10-Q contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Codexis, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In Thousands, Except Per Share Amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$29,213	$50,793
Restricted cash, current	—	478
Short-term investments	43,446	27,416
Financial assets:
Accounts receivable	6,499	8,757
Contract assets	8,590	492
Unbilled receivables	604	1,480
Total financial assets	15,693	10,729
Less: allowances	(43)	(43)
Total financial assets, net	15,650	10,686
Inventories	2,096	1,817
Prepaid expenses and other current assets	5,360	5,626
Total current assets	95,765	96,816
Restricted cash	1,612	1,612
Investment in non-marketable equity securities	2,498	2,498
Right-of-use assets - Operating leases, net	27,659	30,501
Property and equipment, net	13,329	13,024
Goodwill	2,463	2,463
Other non-current assets	895	883
Total assets	$144,221	$147,797
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,760	$1,554
Accrued compensation	8,751	11,042
Other accrued liabilities	4,105	2,768
Current portion of lease obligations - Operating leases	2,946	2,944
Current portion of long-term debt	11,793	—
Deferred revenue	735	7,009
Total current liabilities	34,090	25,317
Deferred revenue, net of current portion	—	360
Long-term lease obligations - Operating leases	28,043	30,159
Long-term debt	29,485	40,105
Other long-term liabilities	1,365	1,327
Total liabilities	92,983	97,268
Stockholders' equity:
Preferred stock, $0.0001 par value per share; 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 200,000 shares authorized; 109,520 shares and 90,478 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11	9
Additional paid-in capital	686,899	657,292
Accumulated other comprehensive income (loss)	(55)	8
Accumulated deficit	(635,617)	(606,780)
Total stockholders' equity	51,238	50,529
Total liabilities and stockholders' equity	$144,221	$147,797

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenue	$15,740	$6,807	$36,149	$20,246
Research and development revenue	3,522	1,794	13,277	11,226
Total revenues	19,262	8,601	49,426	31,472
Costs and operating expenses:
Cost of product revenue	4,014	2,465	9,590	7,295
Research and development	12,587	13,868	35,741	40,586
Selling, general and administrative	10,097	11,217	30,803	35,889
Total costs and operating expenses	26,698	27,550	76,134	83,770
Loss from operations	(7,436)	(18,949)	(26,708)	(52,298)
Interest income	658	634	1,859	1,969
Interest and other expense, net	(1,341)	(1,292)	(3,933)	(3,217)
Loss before income taxes	(8,119)	(19,607)	(28,782)	(53,546)
Provision for income taxes	9	8	55	29
Net loss	$(8,128)	$(19,615)	$(28,837)	$(53,575)

Net loss per share, basic and diluted	$(0.08)	$(0.22)	$(0.30)	$(0.62)
Weighted average common stock shares used in computing net loss per share, basic and diluted	107,259	90,251	96,507	86,045
See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(8,128)	$(19,615)	$(28,837)	$(53,575)
Other comprehensive income (loss):
Unrealized income (loss) on available-for-sale short-term investments, net of tax	(42)	15	(63)	(40)
Comprehensive loss	$(8,170)	$(19,600)	$(28,900)	$(53,615)

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2026	Shares	Amount
Balance as of June 30, 2026	91,388	$9	$660,451	$(13)	$(627,489)	$32,958
Issuance of common stock upon release of stock awards	132	—	—	—	—	—
Issuance of common stock in connection with an equity offering, net of issuance costs of $2,098	18,000	2	24,900	—	—	24,902
Stock-based compensation	—	—	1,548	—	—	1,548
Net loss	—	—	—	—	(8,128)	(8,128)
Other comprehensive loss	—	—	—	(42)	—	(42)
Balance as of September 30, 2026	109,520	$11	$686,899	$(55)	$(635,617)	$51,238

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2025	Shares	Amount
Balance as of June 30, 2025	90,254	$9	$652,391	$(3)	$(596,766)	$55,631
Issuance of common stock upon release of stock awards	27	—	—	—	—	—
Stock-based compensation	—	—	2,513	—	—	2,513
Net loss	—	—	—	—	(19,615)	(19,615)
Other comprehensive income	—	—	—	15	—	15
Balance as of September 30, 2025	90,281	$9	$654,904	$12	$(616,381)	$38,544

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2026	Shares	Amount
Balance as of December 31, 2025	90,478	$9	$657,292	$8	$(606,780)	$50,529
Issuance of common stock upon release of stock awards	945	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	97	—	148	—	—	148
Issuance of common stock in connection with an equity offering, net of issuance costs of $2,098	18,000	2	24,900	—	—	24,902
Stock-based compensation	—	—	4,559	—	—	4,559
Net loss	—	—	—	—	(28,837)	(28,837)
Other comprehensive loss	—	—	—	(63)	—	(63)
Balance as of September 30, 2026	109,520	$11	$686,899	$(55)	$(635,617)	$51,238

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2025	Shares	Amount
Balance as of December 31, 2024	81,850	$8	$629,673	$52	$(562,806)	$66,927
Issuance of common stock upon exercise of stock options	339	—	1,049	—	—	1,049
Issuance of common stock upon release of stock awards	696	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	151	—	317	—	—	317
Issuance of common stock in connection with an equity sales agreement, net of issuance costs of $826	7,245	1	16,441	—	—	16,442
Stock-based compensation	—	—	7,424	—	—	7,424
Net loss	—	—	—	—	(53,575)	(53,575)
Other comprehensive loss	—	—	—	(40)	—	(40)
Balance as of September 30, 2025	90,281	$9	$654,904	$12	$(616,381)	$38,544

See accompanying notes to the unaudited condensed consolidated financial statements.

Codexis, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(28,837)	$(53,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,632	3,891
Reduction in the carrying amount of right-of-use assets	2,842	2,178
Stock-based compensation	4,559	7,424
Provision (recovery) for credit losses	—	(113)
Non-cash interest expense	1,175	929
Amortization of discount on short-term investments	(680)	(931)
Other non-cash items	(16)	—
Changes in operating assets and liabilities:
Financial assets	(5,154)	9,346
Inventories	(279)	(137)
Prepaid expenses and other assets	396	(1,320)
Accounts payable	3,706	(493)
Accrued compensation and other accrued liabilities	(3,195)	(4,295)
Other long-term liabilities	(2,079)	(2,318)
Deferred revenue	(6,634)	(54)
Net cash used in operating activities	(30,564)	(39,468)
Investing activities:
Purchase of property and equipment	(1,148)	(3,951)
Proceeds from sale of property and equipment	17	5
Purchases of short-term investments	(61,253)	(41,891)
Proceeds from maturity of short-term investments	45,840	63,626
Net cash (used in) provided by investing activities	(16,544)	17,789
Financing activities:
Proceeds from exercises of stock options	—	1,098
Proceeds from issuance of stock under employee stock purchase plan	148	317
Proceeds from issuance of common stock in an equity offering	27,000	—
Transaction costs incurred in connection with an equity offering	(2,098)	—
Proceeds from issuance of common stock in connection with an equity sales agreement	—	17,268
Transaction costs incurred in connection with an equity sales agreement	—	(829)
Proceeds from long-term debt	—	9,897
Payment of debt issuance costs	—	(3)
Net cash provided by financing activities	25,050	27,748
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,058)	6,069
Cash, cash equivalents and restricted cash at the beginning of the period	52,883	20,829
Cash, cash equivalents and restricted cash at the end of the period	$30,825	$26,898

Supplemental disclosure of cash flow information:
Interest paid	$2,417	$2,242
Income taxes paid	$36	$—
Supplemental non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,709	$212

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets as of September 30, 2026 and 2025 to the total of the same such amounts shown above in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2026	2025
Cash and cash equivalents	$29,213	$25,351
Restricted cash, current and non-current	1,612	1,547
Total cash, cash equivalents and restricted cash	$30,825	$26,898

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
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information but do not include all the information and notes required by GAAP for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, are consistent with those discussed in Note 2 to the audited consolidated financial statements in the Company’s 2025 Annual Report on Form 10-K. There have been no significant changes in our significant accounting policies since December 31, 2025.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to present fairly our financial position as of September 30, 2026 and results of operations for the interim periods presented. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Accounting Pronouncements
Aside from the recently issued accounting pronouncements not yet adopted and described below, there were no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2026, that are of significance or potential significance to us.

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
Disaggregated information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Primary geographical markets:
APAC	$13,886	$6,062	$30,957	$14,178
EMEA	4,237	972	7,747	7,287
Americas	1,139	1,567	10,722	10,007
Total revenues	$19,262	$8,601	$49,426	$31,472

Contract Balances
The following table presents balances of unbilled receivables, contract assets, and contract liabilities (in thousands):

	September 30, 2026	December 31, 2025
Unbilled receivables	$1,055	$1,741
Contract assets	$8,590	$492
Contract liabilities: deferred revenue	$735	$7,369
We had no asset impairment charges related to financial assets in the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026, we have $0.6 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.5 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets. As of December 31, 2025, we had $1.5 million of short-term unbilled receivables presented as unbilled receivables within current assets and $0.3 million of long-term unbilled receivables that is included within the other non-current assets line item in the condensed consolidated balance sheets.

We recognized the following revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue recognized in the period for:	2026	2025	2026	2025
Amounts included in contract liabilities at the beginning of the period:
Performance obligations satisfied	$686	$—	$6,827	$250
Changes in the period:
Changes in the estimated transaction price allocated to performance obligations satisfied in prior periods	—	—	(218)	(13)
Revenue recognized on performance obligations previously completed upon the customer achieving a milestone	2,750	—	2,750	4,700
Performance obligations satisfied from new activities in the period - contract revenue	15,826	8,601	40,067	26,535
Total revenues	$19,262	$8,601	$49,426	$31,472
Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting periods. The estimated revenue does not include contracts with original durations of one year or less, amounts of variable consideration attributable to royalties, or contract renewals that are unexercised as of September 30, 2026.
The balances in the table below are partially based on judgments involved in estimating future orders from customers subject to the exercise of material rights pursuant to respective contracts as of September 30, 2026 (in thousands):

	Remainder of 2026	2027	2028	2029 and Thereafter	Total
Product revenue	$100	$—	$—	$—	$100
Research and development revenue	468	167	—	—	635
Total revenues	$568	$167	$—	$—	$735

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

The following shares were not considered in the computation of diluted net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares issuable under the Equity Incentive Plan and ESPP(1)	14,807	13,286	14,807	13,286
Warrants(2)	424	424	424	424
Total potentially dilutive securities	15,231	13,710	15,231	13,710

(1) Included anti-dilutive potential common shares issuable under the ESPP of 343,158 shares for each of the three and nine months ended September 30, 2026 and 688,219 shares for each of the three and nine months ended September 30, 2025 (actual shares).
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
There was no remeasurement event for our investments in non-marketable equity securities that occurred during the three and nine months ended September 30, 2026 and 2025. We recognized no realized gains or losses during the three and nine months ended September 30, 2026 and 2025.
The following table presents the carrying value of our non-marketable equity securities (in thousands):

	September 30, 2026	December 31, 2025
seqWell	$2,416	$2,416
Other investments in non-marketable equity securities	82	82
Total non-marketable equity securities	$2,498	$2,498

Note 6. Fair Value Measurement
The following tables show the Company’s cash, cash equivalents, and short-term investments by significant investment category as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$8,065	$—	$—	$8,065	$8,065	$—
Level 1:
Money market funds	10,674	—	—	10,674	10,674	—
Level 2(1):
Commercial paper	7,229	—	(4)	7,225	4,983	2,242
Corporate debt	15,061	2	(17)	15,046	2,998	12,048
U.S. treasury securities	31,685	1	(37)	31,649	2,493	29,156
Subtotal	53,975	3	(58)	53,920	10,474	43,446
Total	$72,714	$3	$(58)	$72,659	$29,213	$43,446

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments
Cash	$30,648	$—	$—	$30,648	$30,648	$—
Level 1:
Money market funds	17,156	—	—	17,156	17,156	—
Level 2(1):
Commercial paper	13,035	2	—	13,037	2,989	10,048
Corporate debt	499	—	—	499	—	499
U.S. treasury securities	16,863	6	—	16,869	—	16,869
Subtotal	30,397	8	—	30,405	2,989	27,416
Total	$78,201	$8	$—	$78,209	$50,793	$27,416
(1) The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments use inputs that are either directly or indirectly observable for the asset through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
We limit the credit risk associated with our cash equivalents and short-term investments by placing them with banks and institutions we believe are highly credit-worthy and investing in highly-rated investments. As of September 30, 2026 and December 31, 2025, the contractual maturity of all investments held was less than one year.
During the three and nine months ended September 30, 2026 and 2025, we did not recognize any significant credit losses nor other-than-temporary impairment losses on our short-term investments.
Note 7. Balance Sheet Details
Inventories
Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$2,096	$1,817
Total inventories	$2,096	$1,817

Prepaid expenses and other current assets
As of September 30, 2026, prepaid expenses and other current assets consisted of prepaid expenses of $4.7 million and other current assets of $0.7 million. As of December 31, 2025, prepaid expenses and other current assets consisted of prepaid expenses of $5.2 million and other current assets of $0.5 million

Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$38,474	$38,943
Leasehold improvements	15,322	15,229
Computer equipment and software	2,577	2,556
Office equipment and furniture	1,188	1,133
Construction in progress	3,769	405
Property and equipment	61,330	58,266
Less: accumulated depreciation and amortization	(48,001)	(45,242)
Property and equipment, net	$13,329	$13,024

Depreciation expense included in both research and development expenses and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,025	$1,200	$3,250	$3,327
Selling, general and administrative	111	118	332	451
Total depreciation expense	$1,136	$1,318	$3,582	$3,778
Other Accrued Liabilities
Other accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued purchases	$2,727	$938
Accrued professional and outside service fees	1,191	1,384
Other	187	446
Total other accrued liabilities	$4,105	$2,768

Note 8. Stock-based Compensation
Employee Stock Purchase Plan

During the three months ended September 30, 2026 and 2025, no shares of our common stock were purchased under the ESPP. During the nine months ended September 30, 2026 and 2025, 96,758 and 151,490 shares of our common stock were purchased under the ESPP, respectively. As of September 30, 2026, 1,362,508 shares of common stock were available for future issuance under the ESPP. We recognized $0.1 million and $0.3 million of stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the total unrecognized stock-based compensation expense, net of expected forfeitures, related to the ESPP was $0.3 million and is expected to be recognized over the remaining offering period through 2028.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of product revenue	$32	$16	$141	$134
Research and development	596	675	1,710	2,064
Selling, general and administrative	920	1,822	2,708	5,226
Total	$1,548	$2,513	$4,559	$7,424

The following table presents total stock-based compensation expense by security type included in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$1,087	$1,455	$2,723	$4,289
Restricted stock units (“RSUs”) and RSAs	385	950	1,578	2,805
ESPP	76	108	258	330
Total	$1,548	$2,513	$4,559	$7,424
As of September 30, 2026, unrecognized stock-based compensation expense, net of expected forfeitures, was $7.0 million related to unvested stock options and $1.5 million related to unvested RSUs. Stock-based compensation expense for these awards will be recognized through 2031.
Note 9. Capital Stock
Exercise of Options
For the nine months ended September 30, 2026, there were no options exercised. For the nine months ended September 30, 2025, we issued 339,142 shares upon option exercises at a weighted-average exercise price of $3.09 per share, with net cash proceeds of $1.0 million.
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
During the nine months ended September 30, 2026, no shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement. As of September 30, 2026, $26.4 million remained available for sale under the Cantor Sales Agreement.
Equity Offering
On July 23, 2026, we entered into an underwriting agreement for an underwritten public offering of 16,666,667 shares of our common stock at a public offering price of $1.50 per share, which closed on July 27, 2026. The underwriters exercised a portion of their 30-day option to purchase additional shares, resulting in the purchase of 1,333,333 additional shares on July 29, 2026. In the aggregate, we issued 18,000,000 shares of common stock and received net proceeds of $24.9 million, after deducting underwriting discounts and commissions of $1.6 million and direct offering expenses of $0.5 million.

Note 10. Commitments and Contingencies
Lease and other information
The Company has entered into operating leases primarily for office and laboratory space. Lease cost amounts included in the measurement of lease obligations and other information related to non-cancellable operating leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,496	$1,243	$4,486	$3,728

Other information:	Operating Leases
Weighted-average remaining lease term (in years)	6.55
Weighted-average discount rate	6.9%

	Nine Months Ended September 30,
Cash paid (in thousands):	2026	2025
Operating cash flows from operating leases	$3,758	$3,648
As of September 30, 2026, our maturity analysis of annual undiscounted cash flows of the non-cancellable operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2026 (remaining 3 months)	$1,353
2027	5,222
2028	6,604
2029	6,605
2030	7,020
Thereafter	11,156
Total minimum lease payments	37,960
Less: imputed interest	(6,971)
Lease obligations	$30,989

Reconciliation of operating lease liabilities as shown within the unaudited condensed consolidated balance sheets (in thousands):
Current portion of lease obligations - Operating leases	$2,946
Long-term lease obligations - Operating leases	28,043
Total operating lease liabilities	$30,989

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
As described in Note 13, “Subsequent Events,” on November 5, 2026, we repaid in full all outstanding obligations under the Loan Agreement and the Loan Agreement was terminated. The following describes the Innovatus Loan as of September 30, 2026.
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
In connection with the funding of the first tranche of the Innovatus Loan in February 2024, we recorded a debt discount of $1.3 million and capitalized debt issuance costs of $0.6 million during the first quarter of 2024. Additionally, in connection with the funding of the second tranche of the Innovatus Loan in June 2025, we recorded a debt discount of $0.1 million during the second quarter of 2025. The discount and issuance costs are being amortized to interest expense over the term of the Innovatus Loan. Interest expense for the Innovatus Loan for the three and nine months ended September 30, 2026 was $1.3 million and $3.9 million, respectively, and for the three and nine months ended September 30, 2025 was $1.3 million and $3.2 million, respectively. This is inclusive of non-cash amortization of the debt discount, debt issuance costs, payable in-kind interest, and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given the interest rate is based on the current prime rate. The effective interest rate for the Innovatus Loan was 12.7% as of September 30, 2026.
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

The Company accounts for the amortization of the debt discount and issuance costs utilizing the effective interest method. Long-term debt consisted of the following at September 30, 2026 (in thousands):

September 30, 2026
Face value of debt	$40,000
Add: payment in-kind interest	1,808
Add: amortized exit fee	538
Less: unamortized debt discount	(743)
Less: unamortized debt issuance cost	(325)
Total debt	41,278
Current portion of long-term debt	(11,793)
Long-term debt	$29,485
The future principal payments under the Innovatus Loan are as follows (in thousands):

Years Ending December 31,
2026 (remaining 3 months)	$—
2027	17,566
2028	21,080
2029	3,513
Total principal payments	42,159
Add: amortized exit fee	538
Less: uncapitalized payment in-kind interest	(351)
Less: unamortized debt discount	(743)
Less: unamortized debt issuance cost	(325)
Total debt	$41,278
Note 12. Segment, Geographical and Other Revenue Information
Segment Information
We manage our business as one reportable segment. The Company's operations are managed and reported to the CODM on a consolidated basis. The CODM uses consolidated income (loss) from operations and net income (loss) to assess financial performance and make resource allocation decisions. These financial measures are used by the CODM to balance short-term financial results with long-term strategic goals, guiding the allocation of budget between product costs, research and development expenses, and selling, general and administrative expenses.
Significant Customers

	Percentage of Total Revenues for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	43%	40%	33%	11%
Customer B	14%	*	*	*
Customer C	*	14%	*	10%
Customer E	*	*	15%	13%
Customer D	*	*	*	10%
Customer F	*	*	*	11%
* Percentage was less than 10%

Customers that each accounted for 10% or more of accounts receivable balances as of the periods presented were as follows:

	Percentage of Accounts Receivables as of
	September 30, 2026	December 31, 2025
Customer G	21%	13%
Customer H	20%	14%
Customer A	18%	40%
Identifiable long-lived assets by location were as follows (in thousands):

	September 30, 2026	December 31, 2025
United States	$40,988	$43,575

Note 13. Subsequent Events
On November 5, 2026 (the “Trinity Closing Date”), we and our wholly owned subsidiary, Codexis Mayflower Holdings, LLC, entered into a Loan and Security Agreement (the “LSA”) with the lenders party thereto from time to time (the “Trinity Lenders”) and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders. The LSA provides for term loans of up to $60.0 million (the “Trinity Loans”), consisting of a $42.5 million term loan funded on the Trinity Closing Date (the “Tranche A Loan”), a $7.5 million term loan available through December 15, 2027, subject to certain conditions, and a $10.0 million term loan subject to approval by the Trinity Lenders in their sole discretion. The Trinity Loans bear interest at a variable rate per annum equal to the greater of (i) 10.50% and (ii) the sum of (x) the lesser of The Wall Street Journal prime rate and 8.00%, plus (y) 3.75%, are interest-only until November 1, 2030 and mature on November 1, 2031. The Trinity Loans are secured by substantially all of our assets, including intellectual property, and the LSA contains customary covenants and a financial covenant requiring us to maintain minimum liquidity at any time our market capitalization is less than $400.0 million. In connection with the LSA, we issued to the Trinity Lenders warrants (the “Lender Warrants”) to purchase up to an aggregate of 1,666,668 shares of our common stock at an exercise price of $1.08 per share, of which 1,180,556 shares vested upon the funding of the Tranche A Loan.
On the Trinity Closing Date, we used the proceeds of the Tranche A Loan, together with cash on hand, to repay in full all outstanding obligations under the Loan Agreement, paying an aggregate of approximately $43.6 million, and the Loan Agreement was terminated. The warrants previously issued to Innovatus remain outstanding in accordance with their terms.

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

At the end of 2024, we completed the build-out of our ECO Synthesis Innovation Lab, a facility where our ECO Synthesis Manufacturing Platform is deployed to synthesize gram-scale quantities of a customer’s desired siRNA construct suitable for pre-clinical testing. In addition, the infrastructure allows us to provide process development, analytical method development and other manufacturing process optimization which is required to enable the siRNA to proceed to clinical-stage manufacturing and testing. In 2025, we successfully manufactured non-good manufacturing practice (“GMP”)-grade siRNA drug substance for customers in our Innovation Lab under development services contracts. We also entered into partnerships with three large-scale contract development and manufacturing organizations (“CDMOs”) to evaluate our ECO platform of enzymatic tools and processes to ultimately synthesize GMP-grade siRNA drug substance for our customers. Under each of these agreements, we have conducted technology transfer to these partners in 2026 for further evaluation of the technology. We believe these relationships to be a vital extension of our strategy to be a technology solutions provider for our customers. Through these arrangements, our customers will have access to proven, large-scale commercial manufacturers who are familiar with our process, who can then offer a seamless manufacturing scale-up of our customers’ products. We expect to expand our enzymatic tools and process offerings as we further enhance the ECO Synthesis platform to address the overall market needs for scalable and sustainable RNAi manufacturing.
In November 2025, we signed a lease for a 34,000-square-foot GMP manufacturing facility in Hayward, California, which we refer to as our ECO GMP Manufacturing Center. The multi-purpose facility is designed to expand our internal capabilities into GMP manufacturing of siRNA and other oligonucleotides using our ECO Synthesis Manufacturing Platform, and its flexible design is also intended to support production of purified enzymes used in the ECO Synthesis process. We applied for a building permit during the third quarter of 2026. Once fully operational, we expect the facility to support customers’ early clinical trial supply requirements.
In November 2026, we presented data at TIDES Europe conference demonstrating the quality, stereo-control and manufacturing performance of its ECO Synthesis® Manufacturing Platform. In particular, we presented data related to gains in manufacturing efficiency at the 100-gram scale, achieving product quality above 90% while nearly halving cycle time.
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

Results of Operations
The following table shows the amounts from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues:
Product revenue	$15,740	$6,807	$8,933	131%	$36,149	$20,246	$15,903	79%
Research and development revenue	3,522	1,794	1,728	96%	13,277	11,226	2,051	18%
Total revenues	19,262	8,601	10,661	124%	49,426	31,472	17,954	57%
Costs and operating expenses:
Cost of product revenue	4,014	2,465	1,549	63%	9,590	7,295	2,295	31%
Research and development	12,587	13,868	(1,281)	(9)%	35,741	40,586	(4,845)	(12)%
Selling, general and administrative	10,097	11,217	(1,120)	(10)%	30,803	35,889	(5,086)	(14)%
Total costs and operating expenses	26,698	27,550	(852)	(3)%	76,134	83,770	(7,636)	(9)%
Loss from operations	(7,436)	(18,949)	11,513	(61)%	(26,708)	(52,298)	25,590	(49)%
Interest income	658	634	24	4%	1,859	1,969	(110)	(6)%
Interest and other expense, net	(1,341)	(1,292)	(49)	4%	(3,933)	(3,217)	(716)	22%
Loss before income taxes	(8,119)	(19,607)	11,488	(59)%	(28,782)	(53,546)	24,764	(46)%
Provision for income taxes	9	8	1	13%	55	29	26	90%
Net loss	$(8,128)	$(19,615)	$11,487	(59)%	$(28,837)	$(53,575)	$24,738	(46)%
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
Revenues are as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Product revenue	$15,740	$6,807	$8,933	131%	$36,149	$20,246	$15,903	79%
Research and development revenue	3,522	1,794	1,728	96%	13,277	11,226	2,051	18%
Total revenues	$19,262	$8,601	$10,661	124%	$49,426	$31,472	$17,954	57%
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

Total revenues increased by $10.7 million to $19.3 million in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to higher product revenue and research and development revenue in the current period. Total revenues increased by $18.0 million to $49.4 million in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to increases in product revenue and research and development revenue.
Product revenue increased by $8.9 million to $15.7 million in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to $8.4 million higher sales of enzymes used in commercial pharmaceutical manufacturing and $0.6 million higher sales of enzymes for use in clinical-stage manufacturing and process development activities. Product revenue increased by $15.9 million to $36.1 million in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to $11.0 million higher sales of enzymes used in commercial pharmaceutical manufacturing and $5.0 million higher sales of enzymes for use in clinical-stage manufacturing and process development activities. Our product revenue fluctuates from period to period due to variability in our customers’ manufacturing schedules and the timing of their clinical trial progression and receipt of their product approvals, which affects order volumes for our enzyme products.
Research and development revenue increased by $1.7 million to $3.5 million in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to the recognition of $2.8 million of milestone revenue from legacy collaboration agreements partially offset by $1.1 million in lower service revenue from existing and legacy agreements in the current period. Research and development revenue increased by $2.1 million to $13.3 million in the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to a $3.3 million increase in license revenue, resulting from the recognition of $6.3 million of license revenue that was previously included in deferred revenue as of December 31, 2025, as well as $0.8 million of revenue recognized related to ECO Synthesis evaluation services. These increases were partially offset by $1.6 million in lower milestone revenue recognized in 2026 and $0.4 million lower service revenue from existing and legacy agreements.
Costs and Operating Expenses
The following table shows the amounts of our cost of product revenue, research and development expense, selling, general and administrative expense from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Cost of product revenue	$4,014	$2,465	$1,549	63%	$9,590	$7,295	$2,295	31%
Research and development	12,587	13,868	(1,281)	(9)%	35,741	40,586	(4,845)	(12)%
Selling, general and administrative	10,097	11,217	(1,120)	(10)%	30,803	35,889	(5,086)	(14)%
Total costs and operating expenses	$26,698	$27,550	$(852)	(3)%	$76,134	$83,770	$(7,636)	(9)%
Cost of Product Revenue and Product Gross Margin
The following table shows the amounts of our product revenue, cost of product revenue, product gross profit and product gross margin from our unaudited condensed consolidated statements of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Product revenue	$15,740	$6,807	$8,933	131%	$36,149	$20,246	$15,903	79%
Cost of product revenue(1)	4,014	2,465	1,549	63%	9,590	7,295	2,295	31%
Product gross profit	$11,726	$4,342	$7,384	170%	$26,559	$12,951	$13,608	105%
Product gross margin (%)(2)	74%	64%			73%	64%

(1) Cost of product revenue consists of both internal and third-party fixed and variable costs, including materials and supplies, labor, facilities and other overhead costs associated with our product revenue.
(2) Product gross margin is used as a performance measure to provide additional information regarding our results of operations on a consolidated basis.

Cost of product revenue increased by $1.5 million and $2.3 million in the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. Product gross margin was 74% and 73% for the three and nine months ended September 30, 2026, respectively, compared to 64% in each of the corresponding periods in 2025. The changes in cost of product revenue and product gross margins are primarily due to a shift in sales toward more profitable products, and declines in less profitable legacy products.
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
Research and development expenses decreased by $1.3 million in the three months ended September 30, 2026 compared to the same period in 2025 primarily due to a $1.2 million decrease in employee-related costs due to lower headcount, and $0.2 million decrease in depreciation expense, partially offset by $0.1 million in higher allocable costs. The decrease in research and development expenses of $4.8 million in the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to a $4.4 million decrease in employee-related costs and $0.3 million decrease in stock-based compensation expense due to lower headcount, $0.3 million decrease in depreciation expense, and $0.1 million in lower consulting and outside services, partially offset by $0.3 million in higher allocable costs.
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
Selling, general and administrative expenses decreased by $1.1 million during the three months ended September 30, 2026, compared to the same period in 2025 primarily due to $0.9 million in lower stock-based compensation expenses due to lower headcount, $0.3 million decrease in allocable costs, and $0.2 million decrease in employee-related costs due to lower headcount, partially offset by a $0.2 million increase in facilities associated costs, $0.1 million in higher consulting and outside services and $0.1 million in higher legal costs. The decrease in selling, general and administrative expenses of $5.1 million during the nine months ended September 30, 2026 as compared to the same period in 2025, was primarily due to $2.5 million decrease in stock-based compensation expense and $2.1 million in lower employee-related costs due to lower headcount, $0.5 million in lower allocable costs, $0.3 million in lower legal costs, and $0.3 million decrease in consulting and outside services, partially offset by a $0.7 million increase in facilities associated costs.
Interest Income and Interest and Other Expense, net (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest income	$658	$634	$24	4%	$1,859	$1,969	$(110)	(6)%
Interest and other expense, net	(1,341)	(1,292)	(49)	4%	(3,933)	(3,217)	(716)	22%
Total other expense, net	$(683)	$(658)	$(25)	4%	$(2,074)	$(1,248)	$(826)	66%
Interest Income
Interest income remained relatively consistent during the three and nine months ended September 30, 2026, compared to the same periods in 2025, reflecting comparable average balances of cash, cash equivalents and short-term investments.
Interest and Other Expense, net
Interest and other expense remained relatively consistent for the three months ended September 30, 2026, compared to the same period in 2025. Interest and other expense increased by $0.7 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher interest expense related to long-term debt due to the funding of the second tranche of the Innovatus Loan in June 2025.

Provision for Income Taxes (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Provision for income taxes	$9	$8	$1	13%	$55	$29	$26	90%
The provision for income taxes for the three and nine months ended September 30, 2026 was primarily due to income taxes imposed by foreign taxing authorities related to the ongoing liquidation of our Indian subsidiary and accrual of interest and penalties on historic uncertain tax positions. The provision for income taxes for the three and nine months ended September 30, 2025 was primarily due to the accrual of interest and penalties on historic uncertain tax positions.
Net Loss
Net loss for the three months ended September 30, 2026 was $8.1 million, or a net loss per basic and diluted share of $0.08. This compared to a net loss of $19.6 million, or a net loss per basic and diluted share of $0.22, for the three months ended September 30, 2025. The decrease in net loss was primarily related to $10.7 million higher revenue in 2026.
Net loss for the nine months ended September 30, 2026 was $28.8 million, or a net loss per basic and diluted share of $0.30. This compared to a net loss of $53.6 million, or a net loss per basic and diluted share of $0.62, for the nine months ended September 30, 2025. The decrease in net loss was primarily related to $18.0 million higher revenue and $7.6 million lower costs and operating expenses in 2026.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity is the measurement of our ability to meet working capital needs and to fund capital expenditures. We have historically funded our operations primarily through cash generated from operations, stock option exercises and public and private offerings of our common stock. In addition, pursuant to our Loan Agreement with Innovatus, an affiliate of Innovatus Capital Partners, LLC, we borrowed $30.0 million from Innovatus, as Lender, on February 13, 2024 and borrowed an additional $10.0 million on June 27, 2025 upon the achievement of certain financial milestones. The Loan Agreement, which provided for an aggregate principal amount of up to $40.0 million, had a maturity date of February 13, 2029 (the “Innovatus Loan”). On November 5, 2026, we entered into the LSA, which provides for term loans in an aggregate principal amount of up to $60.0 million, and used the proceeds of the Tranche A Loan of $42.5 million, together with cash on hand, to repay in full all outstanding obligations under the Loan Agreement, and the Loan Agreement was terminated. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our working capital needs. Our cash and cash equivalents are held in U.S. banks.
Our primary uses of capital for the foreseeable future, including the next 12 months, are for compensation and related expenses, research and development expenses including manufacturing costs, laboratory and related supplies, legal and other outside services, general overhead costs, and capital expenditures associated with our planned facility buildout and related equipment purchases.
The following summarizes our cash and cash equivalents and short-term investments balances and working capital as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$29,213	$50,793
Short-term investments	$43,446	$27,416
Working capital	$61,675	$71,499
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
Innovatus Loan Agreement and Term Loans
On February 13, 2024, we entered into the Loan Agreement with Innovatus consisting of up to two tranches, of which the first tranche of $30.0 million was disbursed upon execution of the Loan Agreement and the second tranche of $10.0 million was funded in June 2025 upon achievement of certain milestones including certain pre-specified revenue thresholds. Both tranches were subject to payment of a facility fee equal to 1.00% of the amount of such term loan. As of September 30, 2026, the Innovatus Loan carried an interest-only period of 36 months (with the possibility to extend up to 48 months upon achievement of certain pre-specified financial milestones) and bore interest at a floating rate of the sum of (a) the greater of (i) prime rate and (ii) 7.50%, plus (b) 3.25%. As of September 30, 2026, we were in compliance with all covenants of the Loan Agreement. As described below, on November 5, 2026, we repaid in full all outstanding obligations under the Innovatus Loan and the Loan Agreement was terminated.
Trinity Loan and Security Agreement and Term Loans
On November 5, 2026, we and our wholly owned subsidiary, Codexis Mayflower Holdings, LLC, entered into the LSA with the Trinity Lenders and Trinity Capital Inc., as administrative agent and collateral agent for the Trinity Lenders. The LSA provides for term loans in an aggregate principal amount of up to $60.0 million, available in three tranches: (a) a term loan of $42.5 million, which was funded on the Trinity Closing Date; (b) a term loan of $7.5 million, available at our request through December 15, 2027, subject to customary conditions and to the ratio of the outstanding principal amount of the Trinity Loans (after giving pro forma effect to such loan) to our market capitalization, as defined in the LSA, not exceeding 20%; and (c) a term loan of $10.0 million, available through the end of the interest-only period, subject to approval by the Trinity Lenders in their sole discretion. We are required to pay a commitment fee equal to 1.00% of the principal amount of each Trinity Loan funded. The Trinity Loans bear interest at a variable rate per annum equal to the greater of (i) 10.50% and (ii) the sum of (x) the lesser of The Wall Street Journal prime rate and 8.00%, plus (y) 3.75%. We are required to make monthly payments of interest only until November 1, 2030, after which the Trinity Loans amortize in equal monthly installments of principal and interest through the maturity date of November 1, 2031. If no event of default or potential event of default has occurred on or prior to the last day of the interest-only period, the interest-only period will extend to the maturity date. At maturity or upon earlier prepayment or acceleration, we are required to pay an end of term payment equal to 5.00% of the original principal amount of the Trinity Loans funded. We may prepay the Trinity Loans in whole at any time, subject to a prepayment premium of 3.00%, 2.00% or 1.00% of the principal amount prepaid, declining annually through the second anniversary of the Trinity Closing Date. Our obligations under the LSA are secured by substantially all of our assets, including intellectual property, subject to customary exceptions. The LSA contains customary representations and warranties, affirmative and negative covenants and events of default, and a financial covenant requiring us, at any time our market capitalization is less than $400.0 million, to maintain liquidity, as defined in the LSA, of not less than the then-outstanding principal amount of the Trinity Loans, subject to a 60-day cure right that may be exercised no more than twice in any trailing 12-month period and that is not available if liquidity falls below 90% of the then-outstanding principal amount of the Trinity Loans. In connection with the LSA, we issued to the Trinity Lenders the Lender Warrants to purchase up to an aggregate of 1,666,668 shares of our common stock at an exercise price of $1.08 per share. Upon the funding of the Tranche A Loan on the Trinity Closing Date, the Lender Warrants vested with respect to 1,180,556 shares of common stock. For additional information, see Note 13, “Subsequent Events,” to our condensed consolidated financial statements.
On the Trinity Closing Date, we used the proceeds of the Tranche A Loan, together with cash on hand, to repay in full all outstanding obligations under the Loan Agreement, paying an aggregate of approximately $43.6 million, consisting of outstanding principal, accrued and unpaid interest, a prepayment fee and the exit fee, together with other fees and expenses. Upon such payment, all liens and security interests securing the obligations under the Loan Agreement were released and the Loan Agreement was terminated. The warrants to purchase shares of common stock previously issued to Innovatus in connection with the Loan Agreement remain outstanding in accordance with their terms.

Sales Agreements

On May 2, 2024, we entered into the Cantor Sales Agreement with Cantor, under which Cantor, at our discretion and at such times that we may determine from time to time, may sell up to a maximum of $75.0 million of shares of our common stock. Under the terms of the Cantor Sales Agreement, Cantor may sell the shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 2, 2024, we filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act which became effective on May 14, 2024. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the Cantor Sales Agreement. In 2024, 10,440,000 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the third quarter of 2024, and we received net proceeds of $29.7 million after Cantor’s commissions and direct offering expenses. In 2025, 7,244,966 shares of our common stock were issued and sold pursuant to the Cantor Sales Agreement, all during the second quarter of 2025, and we received $16.4 million in net proceeds after Cantor’s commissions and direct offering expenses. As of September 30, 2026, $26.4 million remained available for sale under the Cantor Sales Agreement.
Sales of our common stock under the Cantor Sales Agreement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
Equity Offering
On July 23, 2026, we entered into an underwriting agreement for an underwritten public offering of 16,666,667 shares of our common stock at a public offering price of $1.50 per share, which closed on July 27, 2026. The underwriters exercised a portion of their 30-day option to purchase additional shares, resulting in the purchase of 1,333,333 additional shares on July 29, 2026. In the aggregate, we issued 18,000,000 shares of common stock and received net proceeds of $24.9 million, after deducting underwriting discounts and commissions of $1.6 million and direct offering expenses of $0.5 million.
Liquidity
We believe that our existing cash, cash equivalents and short-term investments, combined with our future expectations for product revenues, research and development revenue, and expense management will provide adequate funds for planned ongoing operations, capital expenditures and working capital requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our capital resources sooner than we expect.
However, we may need additional capital if our current plans and assumptions change. In addition, we may choose to seek sources of capital, which may arise through a combination of equity offerings, debt financings, other third-party funding and other collaborations, strategic alliances and partnering arrangements, even if we believe we have generated sufficient cash flows to support our operating needs. Our need for additional capital will depend on many factors, including the financial success of our business, the spending required to develop and commercialize new and existing products including our ECO Synthesis Manufacturing Platform, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the potential costs for the filing, prosecution, enforcement and defense of patent claims, if necessary. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under our LSA, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate development of new products or services, such as our ECO Synthesis Manufacturing Platform, or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

Cash Flows
The following is a summary of cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(30,564)	$(39,468)
Net cash (used in) provided by investing activities	(16,544)	17,789
Net cash provided by financing activities	25,050	27,748
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,058)	$6,069

Cash Flows from Operating Activities
The $8.9 million decrease in net cash used in operating activities for the nine months ended September 30, 2026 as compared to the same period in 2025, was primarily due to smaller net operating loss driven by higher revenue and lower operating expenses, including decreased employee-related costs resulting from the reduction in force implemented in the fourth quarter of 2025, as well as lower spending on outside services.
Cash Flows from Investing Activities
The $34.3 million decrease in net cash provided by investing activities for the nine months ended September 30, 2026 as compared to the same period in 2025, was primarily due to higher purchases of short-term investments and lower proceeds from maturities of short-term investments in the current period, partially offset by reduced capital expenditures.
Cash Flows from Financing Activities
The $2.7 million decrease in net cash provided by financing activities for the nine months ended September 30, 2026 as compared to the same period in 2025, was primarily due to the absence of proceeds from long-term debt financing and issuance of common stock in connection with an equity sales agreement in the current year, partially offset by net proceeds from the underwritten public offering in July 2026.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies or estimates during the three and nine months ended September 30, 2026 from those discussed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Management
Our cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and other factors. These market risk exposures are disclosed in Part II, Item 7A of our Annual Report.
Interest Rate Sensitivity
Our unrestricted cash, cash equivalents, and short-term investments in marketable securities total $72.7 million as of September 30, 2026. We primarily invest these amounts in money market funds and short-term debt which are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of September 30, 2026, the effect of a hypothetical 10% decrease in market interest rates would have a $0.3 million impact on a potential loss in future interest income and cash flows.
We are also exposed to market risk from changes in interest rates as a result of our indebtedness under the Innovatus Loan. At September 30, 2026, $40.0 million in principal was outstanding under the Innovatus Loan, plus $1.8 million of accrued payment-in-kind interest added to principal. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) prime rate published in the Money Rates section of the Wall Street Journal and (ii) 7.50%, plus (b) 3.25%; provided that, at the election of the Company, up to 2.00% of such rate shall be payable in-kind until the third anniversary of the Closing Date. An immediate 10% increase in the prime interest rate would result in a $0.3 million impact on our results of operations over the next twelve months from September 30, 2026.
On November 5, 2026, we repaid in full all outstanding obligations under the Innovatus Loan using the proceeds of the Tranche A Loan under the LSA, together with cash on hand, and the Loan Agreement was terminated. The Trinity Loans bear interest at a variable rate per annum equal to the greater of (i) 10.50% and (ii) the sum of (x) the lesser of The Wall Street Journal prime rate and 8.00%, plus (y) 3.75%. As a result, the interest rate on the Trinity Loans will range from 10.50% to 11.75% per annum, and we will be exposed to changes in the prime rate only to the extent the prime rate is between 6.75% and 8.00%. See also Note 13, “Subsequent Events,” for information regarding the Trinity Loans and our repayment of the Innovatus Loan.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In periods when the United States dollar (“USD”) declines in value as compared to the foreign currencies in which we incur expenses, our foreign-currency based expenses increase when translated into USD. Although substantially all of our sales are denominated in USD, future fluctuations in the value of the USD may affect the price competitiveness of our products outside the United States. Our most significant foreign currency exposure is due to non-functional currency denominated monetary assets, primarily currencies denominated in other than their functional currency. These non-functional currency denominated monetary assets are subject to re-measurement which may create fluctuations in Interest and other expense, net, a component in our condensed consolidated statements of operations and in the fair value of the assets in the condensed consolidated balance sheets. As of September 30, 2026, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency is minimal.

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
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2026 at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, which occurred during the third fiscal quarter ended September 30, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception, including net losses of $44.0 million, $65.3 million, and $76.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, and $28.8 million and $53.6 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $635.6 million and $606.8 million, respectively. If we are unable to continue to successfully develop and commercialize products in our pharma biocatalysis business, increase sales of existing products and services, develop and commercialize our ECO Synthesis Manufacturing Platform, develop new products or services, or otherwise expand our business, our net losses may increase and we may never achieve profitability. This includes our ability to expand our business through new or expanded collaborations or other products and services. In addition, some of our agreements, including the agreements with GlaxoSmithKline plc (“GSK”), Merck Sharp & Dohme (“Merck”), Novartis Pharma AG (“Novartis”), Nestlé Health Science (“Nestlé”), Aldevron LLC, Roche Sequencing Solutions, Inc., Crosswalk Therapeutics and Alphazyme LLC, provide for milestone payments, usage payments, and/or future royalty or other payments, which we will only receive if we and/or our collaborators develop and commercialize products or achieve technical milestones. We also intend to continue to fund the development of additional proprietary performance enzyme products and advance new technologies such as our ECO Synthesis Manufacturing Platform. There can be no assurance that any of these products or services will become commercially viable or that we will ever achieve profitability on a quarterly or annual basis. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We expect to continue to incur significant operating expenses and net losses for the foreseeable future as we develop and commercialize our ECO Synthesis Manufacturing Platform and expand our commercial activities. Our results have fluctuated significantly from period to period and we expect that they will continue to do so, and results in any single quarter, including any quarter in which we report net income, are not necessarily indicative of results for any future period or for a full year. While we believe that our existing cash, cash equivalents and short-term investments, combined with our future expectations for product revenues, research and development revenue, and expense management, will provide adequate funds for planned ongoing operations, capital expenditures and working capital requirements for at least the next 12 months, we have based this estimate on assumptions that may prove to be wrong, and we could utilize our capital resources sooner than we expect. We may need additional capital if our current plans and assumptions change, and we may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If future financings involve the issuance of equity securities, our existing stockholders would be diluted.
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
Although we continue to expand our customer base, our current revenues are derived from a limited number of key customers. For the nine months ended September 30, 2026 and 2025, customers that each individually contributed 10% or more of our total revenue accounted for 48% and 55% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.

Some of our product supply agreements with customers, if in place, have finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products.
Our product supply agreements with customers generally have a finite duration, may not be extended or renewed and generally do not require the customer to purchase any particular quantity or quantities of our products. Additionally, some customers order our products on a quote and purchase order basis under standard terms and conditions, with no guarantee of future orders. While our products are not considered commodities and may not be easily substituted for by our customers, particularly when our products are used in the manufacture of active pharmaceutical ingredients, our customers may nevertheless terminate or fail to renew their product supply agreements with us or significantly curtail their purchases thereunder under certain circumstances. We are working to develop new relationships with existing or new customers, but despite these efforts we may not, at the time that any of our existing product supply agreements expire or are terminated, or purchases thereunder curtailed, have other contracts in place generating similar or material revenue. Any such expiration, termination or reduction could materially adversely affect our revenues, financial condition and results of operations. For the three and nine months ended September 30, 2026, we derived a majority of our product revenue from these product supply agreements.
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
The offerings we provide are highly complex, due in part to strict regulatory requirements and the inherent nature of services we provide, including exacting manufacturing processes. A failure of our quality control systems in our facilities could cause problems in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. In addition, any failure to meet required quality standards may result in our failure to timely deliver products to our customers which, in turn, could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substances, damage to and possibly termination of customer relationships, time and expense spent investigating and remediating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. In addition, such issues could subject us to litigation, the cost of which could be significant. These risks will be intensified in connection with the operation of our Innovation Lab, through which we expect to continue scaling specific manufacturing processes of our customers’ specific therapeutic assets and, eventually, expect to manufacture GLP-grade RNAi therapeutic material in sufficient quantities to support customers’ preclinical development, and will further increase as we commence GMP manufacturing at our ECO GMP Manufacturing Center, which is intended to provide siRNA material for preclinical investigations and early-stage clinical trials.

Any productivity issues or higher-than-expected costs at our facilities could result in material and adverse impacts on our financial condition and results of operations.
As we continue to scale up our manufacturing processes with the objective of providing enzymatically synthesized, GMP-grade siRNA to customers, either directly or through a third-party CDMO partner, we may face manufacturing capacity constraints or higher-than-expected costs at our facilities. We currently do not manufacture GMP-grade products at any of our own facilities and are reliant on third-party CDMOs. We expect to commence the retrofit of our ECO GMP Manufacturing Center in Hayward, California during the fourth quarter of 2026. The facility will be our first GMP manufacturing facility. The retrofit may not be completed in a timely manner, within budget or at all, including as a result of delays or cost overruns in obtaining permits and approvals, procuring equipment with long lead times or completing construction, and the facility may not achieve operational readiness on the anticipated timeline. Any such delays and any failure to meet customer expectations may have an adverse impact on our relationships with our customers. Any failure of our third-party CDMO to meet expected delivery timelines would adversely affect our relationships with our customers, and potentially our financial condition and results of operations. There can be no assurance that revenue lost due to productivity issues or capacity constraints will be recovered on expected timeframes or at all. If we are unsuccessful in remedying any productivity issues at our facilities or those of our CDMO, if we are unable to recover revenue from unproduced batches when expected or at all, or if costs at our facilities are higher than expected, we may experience material and adverse impacts on our financial condition and results of operations.

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
Furthermore, as we currently, and may in the future, rely on foreign CMOs, such foreign CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to supply our products to customers. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. This and similar laws could have the potential to restrict the ability of biotechnology companies like us to purchase services or products from, or otherwise collaborate with, certain biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by this or future legislation.

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
Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal controls over financial reporting. Because we currently qualify as a non-accelerated filer and smaller reporting company under the SEC rules, we are not required to include an attestation report on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm. For any fiscal year in which we become an accelerated filer or large accelerated filer, our independent registered public accounting firm would be required to provide such an attestation report in our Annual Report on Form 10-K. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal controls over financial reporting, or if we identify or fail to remediate material weaknesses in our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation and the market price of our common stock. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and may seriously harm our business.
We may need additional capital in the future in order to expand our business.
Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and short-term investments will provide adequate funds for planned ongoing operations, capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our performance enzyme business, our spending to develop and commercialize new and existing enzyme products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, including the ongoing commercialization of our ECO Synthesis Manufacturing Platform, scaling the ECO Synthesis Manufacturing Platform to GMP capability, and the filing, prosecution, enforcement and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any enzyme products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies.

In addition, we may choose to raise additional capital due to market conditions or strategic considerations, such as funding the ongoing commercialization of our ECO Synthesis Manufacturing Platform and a GMP manufacturing facility, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, including pursuant to our Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”), debt financings, credit facilities, including the term loan of $7.5 million, available through December 15, 2027, subject to customary conditions, and the term loan of $10.0 million, subject to approval by the Trinity Lenders in their sole discretion, under the LSA, and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution. In addition, under our LSA with the Trinity Lenders, we are subject to restrictive covenants that limit our ability to conduct our business and could be subject to additional covenants to the extent we seek other debt financing in the future. Strategic collaborations may also place restrictions on our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Covenants and other provisions in our LSA restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial condition and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the LSA.
Pursuant to the LSA, the Trinity Lenders have been granted a security interest in substantially all of our assets, including intellectual property, subject to customary exceptions. If an event of default occurs under the LSA, the Trinity Lenders may foreclose on their security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.
In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, the Trinity Lenders would have a prior right to substantially all of our assets to the exclusion of our general unsecured creditors. Only after satisfying the claims of the Trinity Lenders and any unsecured creditors would any amount be available for our equity holders.
The pledge of these assets and other restrictions imposed in the LSA may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged to secure the LSA obligations, our ability to incur additional indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.
In addition, if we are unable to comply with certain financial and operating restrictions in the LSA, we may be limited in our business activities and access to credit or may default under the LSA. Provisions in the LSA impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:
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

The LSA also contains a financial covenant requiring us, at any time our market capitalization is less than $400.0 million, to maintain liquidity, as defined in the LSA, of not less than the then-outstanding principal amount of the Trinity Loans, subject to a 60-day cure right that may be exercised no more than twice in any trailing 12-month period and that is not available if liquidity falls below 90% of the then-outstanding principal amount of the Trinity Loans. Because this covenant is tied to our market capitalization, a decline in the price of our common stock could require us to maintain a higher level of liquidity than we otherwise would. The LSA also contains other customary covenants. The LSA also contains customary events of default, including, among others, the delisting of our common stock and a decline of 95% or more in the price of our common stock from the price on the Trinity Closing Date that continues for 30 consecutive days, which may be outside of our control. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the LSA and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds then available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our obligations under the LSA could result in the Trinity Lenders foreclosing on all or a portion of our assets, which could force us to curtail or cease our operations.
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
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property rights directed to our technology, products and services in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in foreign countries with respect to certain of the technology used in or relating to our products, services, and processes. As such, as of September 30, 2026, we owned or controlled approximately 1,300 active issued patents and pending patent applications in the United States and in various foreign jurisdictions. As of September 30, 2026, our patents and patent applications, if issued, have terms that expire between 2026 and approximately 2046. We also have license rights to a number of issued patents and pending patent applications in the United States and in various foreign jurisdictions. Our owned and licensed patents and patent applications include those directed to our enabling technology and to the methods and products that support our business in the pharmaceutical manufacturing, life sciences, oligonucleotide synthesis, and other markets. We intend to continue to apply for patents relating to our technology, methods, services and products as we deem appropriate.
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
Additional uncertainty may result from legal precedent handed down by the U.S. Court of Appeal for the Federal Circuit and the U.S. Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our, our licensors', and other companies' patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that: (i) we or our licensors were the first to invent the inventions covered by each of our pending applications, (ii) we or our licensors were the first to file patent applications for these inventions, or (iii) the proprietary technology, products or services we develop will be patentable. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our technology, products and services. Monitoring unauthorized use of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, products or services, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States. Moreover, third parties could practice our inventions in territories where we do not have patent protection. Such third parties may then try to import products made using our inventions into the United States or other countries. If competitors are able to use our proprietary technology, products or services, our ability to compete effectively could be harmed. In addition, others may independently develop and obtain patents for technologies, products or services that are similar to or superior to our technologies, products or services. If that happens, we may need to license these technologies, products or services, and we may not be able to obtain licenses on reasonable terms, if at all, which could cause harm to our business.

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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee of the Company to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), (iv) any action asserting a claim against us governed by the internal affairs doctrine, or (v) any other action asserting an “internal corporate claim,” as defined under Section 115 of the DGCL. The foregoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.
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
•our ability to comply with the terms of our LSA;
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

In the United States, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of certain individually identifiable health information. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. Certain states have also adopted and continue to adopt new privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) requires in-scope businesses to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches (which has increased the likelihood of, and risks associated with, data breach litigation). Similar laws regulating personal information generally or health information in particular have passed in other states and have been proposed in additional states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The same is true for emerging laws and regulations related to AI. These developments increase our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
Our business may be affected by the evolving regulatory framework for AI Technologies
We use AI, machine learning, and automated decision-making technologies (collectively, “AI Technologies”) throughout our business, and are making investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. There can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

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
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of the directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that were intended to meet the affirmative defense conditions of Rule 10b5-1(c) or any other “non-Rule 10b5-1 trading arrangement.”

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

4.4	Form of Warrant to Purchase Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2026).

10.1**
Loan and Security Agreement, dated as of November 5, 2026, by and among Codexis, Inc., Codexis Mayflower Holdings, LLC, the lenders party thereto and Trinity Capital Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2026).

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language include: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2026 and 2025, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

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

** Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) customarily and actually treated as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codexis, Inc.

Date:	November 12, 2026	By:	/s/ Alison Moore
Alison Moore President and Chief Executive Officer (principal executive officer)

Date:	November 12, 2026	By:	/s/ Georgia Erbez
Georgia Erbez Chief Financial Officer and Chief Business Officer (principal financial and accounting officer)